Form 10-Q
period 2016-06-30
INTL FCSTONE INC.
filed 2016-08-03
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 1, 2016, there were 18,413,998 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$364.6	$268.1
Cash, securities and other assets segregated under federal and other regulations (including $631.3 and $515.5 at fair value at June 30, 2016 and September 30, 2015, respectively)	974.0	756.9
Securities purchased under agreements to resell	625.8	325.3
Deposits with and receivables from:
Exchange-clearing organizations (including $1,082.0 and $1,009.4 at fair value at June 30, 2016 and September 30, 2015, respectively)	1,483.5	1,533.5
Broker-dealers, clearing organizations and counterparties (including $(14.8) and $(52.9) at fair value at June 30, 2016 and September 30, 2015, respectively)	206.6	277.6
Receivables from customers, net	110.4	217.3
Notes receivable, net	49.9	78.4
Income taxes receivable	8.0	10.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $343.8 and $170.7 at June 30, 2016 and September 30, 2015, respectively)	1,977.2	1,421.9
Physical commodities inventory (including $40.6 and $15.2 at fair value at June 30, 2016 and September 30, 2015, respectively)	106.6	32.8
Deferred income taxes, net	27.2	28.2
Property and equipment, net	26.6	19.7
Goodwill and intangible assets, net	57.0	58.1
Other assets	48.5	41.6
Total assets	$6,065.9	$5,070.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.8 and $3.3 at fair value at June 30, 2016 and September 30, 2015, respectively)	$137.2	$144.8
Payables to:
Customers	2,687.9	2,593.5
Broker-dealers, clearing organizations and counterparties (including $3.5 and $1.6 at fair value at June 30, 2016 and September 30, 2015, respectively)	254.0	262.9
Lenders under loans	211.6	41.6
Senior unsecured notes	45.5	45.5
Income taxes payable	6.3	9.0
Payables under repurchase agreements	1,436.3	1,007.3
Financial instruments sold, not yet purchased, at fair value	871.6	568.3
Total liabilities	5,650.4	4,672.9
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,518,964 issued and 18,397,007 outstanding at June 30, 2016 and 20,184,556 issued and 18,812,803 outstanding at September 30, 2015	0.2	0.2
Common stock in treasury, at cost - 2,121,957 and 1,371,753 shares at June 30, 2016 and September 30, 2015, respectively	(46.3)	(26.8)
Additional paid-in capital	247.6	240.8
Retained earnings	238.3	200.4
Accumulated other comprehensive loss, net	(24.3)	(17.5)
Total stockholders' equity	415.5	397.1
Total liabilities and stockholders' equity	$6,065.9	$5,070.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Revenues:
Sales of physical commodities	$4,703.2	$3,847.4	$11,503.8	$31,633.3
Trading gains, net	83.4	79.7	243.8	234.8
Commission and clearing fees	58.2	46.0	159.4	142.7
Consulting and management fees	8.0	11.3	27.3	31.0
Interest income	15.6	10.6	42.8	22.7
Other income	0.1	0.1	0.2	0.3
Total revenues	4,868.5	3,995.1	11,977.3	32,064.8
Cost of sales of physical commodities	4,693.5	3,843.5	11,484.9	31,619.2
Operating revenues	175.0	151.6	492.4	445.6
Transaction-based clearing expenses	35.2	30.2	97.9	91.4
Introducing broker commissions	14.8	13.1	40.8	37.6
Interest expense	7.7	4.9	20.8	12.1
Net operating revenues	117.3	103.4	332.9	304.5
Compensation and other expenses:
Compensation and benefits	69.4	62.8	197.7	182.3
Communication and data services	7.9	7.3	23.1	21.2
Occupancy and equipment rental	3.2	3.3	9.7	10.2
Professional fees	3.3	2.5	8.9	8.9
Travel and business development	2.9	2.5	8.4	7.8
Depreciation and amortization	2.1	1.7	6.2	5.4
Bad debts	—	0.4	4.6	3.2
Other	7.1	5.7	20.8	16.6
Total compensation and other expenses	95.9	86.2	279.4	255.6
Income before tax	21.4	17.2	53.5	48.9
Income tax expense	6.8	5.0	15.6	14.3
Net income	$14.6	$12.2	$37.9	$34.6
Earnings per share:
Basic	$0.79	$0.64	$2.03	$1.82
Diluted	$0.78	$0.62	$2.00	$1.78
Weighted-average number of common shares outstanding:
Basic	18,138,754	18,698,734	18,461,063	18,573,617
Diluted	18,322,451	19,084,747	18,655,672	18,953,171
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$14.6	$12.2	$37.9	$34.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(0.1)	(0.3)	(7.0)	(1.4)
Pension liabilities adjustment	—	—	(0.2)	—
Net unrealized (loss) gain on available-for-sale securities	—	(0.7)	—	2.7
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	0.4	—
Reclassification adjustment for gains included in net income:	—	—	0.4	—
Other comprehensive (loss) income	(0.1)	(1.0)	(6.8)	1.3
Comprehensive income	$14.5	$11.2	$31.1	$35.9

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$37.9	$34.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.8	5.4
Bad debts	4.6	3.2
Deferred income taxes	0.9	3.9
Amortization of debt issuance costs and debt discount	0.7	0.7
Amortization of share-based compensation	3.8	2.8
Loss on sale of property and equipment	0.4	0.4
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(218.0)	(421.2)
Securities purchased under agreements to resell	(301.3)	(0.8)
Deposits with and receivables from exchange-clearing organizations	51.5	579.2
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	96.1	(17.4)
Receivables from customers, net	101.8	(77.3)
Notes receivable, net	28.5	(3.5)
Income taxes receivable	1.4	(1.0)
Financial instruments owned, at fair value	(562.4)	(449.8)
Physical commodities inventory	(73.8)	(6.1)
Other assets	(7.1)	(16.1)
Accounts payable and other accrued liabilities	(2.3)	(6.5)
Payables to customers	75.6	(66.6)
Payables to broker-dealers, clearing organizations and counterparties	(8.9)	49.9
Income taxes payable	—	(1.7)
Payables under repurchase agreements	429.0	260.3
Financial instruments sold, not yet purchased, at fair value	304.0	132.3
Net cash (used in) provided by operating activities	(31.8)	4.7
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(7.8)
Purchase of exchange memberships and common stock	—	(0.7)
Purchase of property and equipment	(12.1)	(7.4)
Net cash used in investing activities	(12.1)	(15.9)
Cash flows from financing activities:
Net change in payable to lenders under loans	170.6	48.6
Proceeds from note payable	—	4.0
Payments of note payable	(0.6)	(0.2)
Deferred payments on acquisitions	(2.7)	(2.2)
Debt issuance costs	(1.9)	(0.1)
Exercise of stock options	2.3	2.5
Share repurchases	(19.5)	(4.7)
Excess income tax benefit on stock options and awards	0.7	0.5
Net cash provided by financing activities	148.9	48.4
Effect of exchange rates on cash and cash equivalents	(8.5)	(0.5)
Net increase in cash and cash equivalents	96.5	36.7
Cash and cash equivalents at beginning of period	268.1	231.3
Cash and cash equivalents at end of period	$364.6	$268.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$18.9	$7.8
Income taxes paid, net of cash refunds	$12.4	$12.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$3.0
Additional consideration payable related to acquisitions, net	$0.3	$1.9
Acquisition of business:
Assets acquired	$—	$1,011.4
Liabilities assumed	—	(995.1)
Total net assets acquired	$—	$16.3
Deferred consideration payable related to acquisitions	$—	$5.0
Escrow deposits related to acquisitions	$—	$5.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2015	$0.2	$(26.8)	$240.8	$200.4	$(17.5)	$397.1
Net income				37.9		37.9
Other comprehensive loss					(6.8)	(6.8)
Exercise of stock options			3.0			3.0
Share-based compensation			3.8			3.8
Repurchase of stock		(19.5)	—			(19.5)
Balances as of June 30, 2016	$0.2	$(46.3)	$247.6	$238.3	$(24.3)	$415.5
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
Recent Accounting Pronouncements
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows.
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

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2016	2015	2016	2015
Numerator:
Net income	$14.6	$12.2	$37.9	$34.6
Less: Allocation to participating securities	(0.3)	(0.3)	(0.6)	(0.8)
Net income allocated to common stockholders	$14.3	$11.9	$37.3	$33.8
Diluted net income	$14.6	$12.2	$37.9	$34.6
Less: Allocation to participating securities	(0.3)	(0.3)	(0.6)	(0.8)
Diluted net income allocated to common stockholders	$14.3	$11.9	$37.3	$33.8
Denominator:
Weighted average number of:
Common shares outstanding	18,138,754	18,698,734	18,461,063	18,573,617
Dilutive potential common shares outstanding:
Share-based awards	183,697	386,013	194,609	379,554
Diluted weighted-average shares	18,322,451	19,084,747	18,655,672	18,953,171
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,009,055 and 910,792 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and options to purchase 933,678 and 1,078,792 shares of common stock for the nine months ended June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed and asset-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, exchange stock, commodities warehouse receipts and leases, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.9 million (carrying value of $45.5 million) as of June 30, 2016, based on the transaction prices at public exchanges for this issuance.

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
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of June 30, 2016 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the nine months ended June 30, 2016.
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2016 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2016.

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$4.1	$—	$—	$—	$4.1
Commodities warehouse receipts	33.9	—	—	—	33.9
U.S. government obligations	—	597.4	—	—	597.4
Securities and other assets segregated under federal and other regulations	33.9	597.4	—	—	631.3
Money market funds	713.9	—	—	—	713.9
U.S. government obligations	—	320.1	—	—	320.1
Derivatives	2,691.9	—	—	(2,643.9)	48.0
Deposits with and receivables from exchange-clearing organizations	3,405.8	320.1	—	(2,643.9)	1,082.0
"To be announced" (TBA) and forward settling securities	—	3.4	—	(1.9)	1.5
Derivatives	—	345.8	—	(362.1)	(16.3)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	349.2	—	(364.0)	(14.8)
Common and preferred stock and American Depositary Receipts (“ADRs”)	29.4	2.4	0.3	—	32.1
Exchangeable foreign ordinary equities and ADRs	17.5	1.9	—	—	19.4
Corporate and municipal bonds	30.7	0.9	3.0	—	34.6
U.S. government obligations	—	689.9	—	—	689.9
Foreign government obligations	—	12.4	—	—	12.4
Mortgage-backed securities	—	907.4	—	—	907.4
Derivatives	364.1	3,179.5	—	(3,307.4)	236.2
Commodities leases	—	197.1	—	(166.7)	30.4
Exchange firm common stock	5.9	—	—	—	5.9
Mutual funds and other	8.9	—	—	—	8.9
Financial instruments owned	456.5	4,991.5	3.3	(3,474.1)	1,977.2
Physical commodities inventory	40.6	—	—	—	40.6
Total assets at fair value	$3,940.9	$6,258.2	$3.3	$(6,482.0)	$3,720.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.8	$—	$0.8
TBA and forward settling securities	—	5.4	—	(1.9)	3.5
Derivatives	2,572.5	379.5	—	(2,952.0)	—
Payable to broker-dealers, clearing organizations and counterparties	2,572.5	384.9	—	(2,953.9)	3.5
Common and preferred stock and ADRs	21.2	0.2	—	—	21.4
Exchangeable foreign ordinary equities and ADRs	18.2	1.4	—	—	19.6
Corporate and municipal bonds		0.1	—	—	0.1
U.S. government obligations	—	544.9	—	—	544.9
Derivatives	348.8	3,007.0	—	(3,130.3)	225.5
Commodities leases	—	160.8	—	(100.7)	60.1
Financial instruments sold, not yet purchased	388.2	3,714.4	—	(3,231.0)	871.6
Total liabilities at fair value	$2,960.7	$4,099.3	$0.8	$(6,184.9)	$875.9

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of June 30, 2016 and September 30, 2015 are summarized below:

(in millions)	June 30, 2016	September 30, 2015
Total level 3 assets	$3.3	$3.7
Level 3 assets for which the Company bears economic exposure	$3.3	$3.7
Total assets	$6,065.9	$5,070.0
Total assets at fair value	$3,720.4	$2,910.4
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2016 and 2015, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2016.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.3	$—	$—	$—	$—	$—	$0.3
Corporate and municipal bonds	3.3	—	(0.3)	—	—	—	3.0
	$3.6	$—	$(0.3)	$—	$—	$—	$3.3
Liabilities:
Contingent liabilities	$1.5	$—	$—	$—	$(0.7)	$—	$0.8

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$(0.2)	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	(0.2)	—	—	—	3.0
	$3.7	$—	$(0.4)	$—	$—	$—	$3.3
Liabilities:
Contingent liabilities	$3.3	$—	$0.3	$—	$(2.8)	$—	$0.8

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$—	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.1	$—	$(0.1)	$—	$—	$—	$4.0
Liabilities:
Contingent liabilities	$3.1	$—	$0.2	$—	$—	$—	$3.3

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.3	$—	$(0.3)	$—	$—	$—	$4.0
Liabilities:
Contingent liabilities	$5.5	$—	$0.4	$1.5	$(4.1)	$—	$3.3
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of June 30, 2016, the Company’s investment in the hotel is $3.0 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures during the three and nine months ended June 30, 2016 and 2015.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earn-out arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earn-out arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the earn-outs is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the interest rate environment. From the dates of acquisition to June 30, 2016, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $47 thousand and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and increased $0.3 million and $0.4 million during the nine months ended June 30, 2016 and 2015, respectively, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of levels 1, 2, and 3 during the three and nine months ended June 30, 2016 and 2015.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2016 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2016. The total of $871.6 million as of June 30, 2016 includes $225.5 million for derivative contracts, which represents a liability to the Company based on their fair values as of June 30, 2016.
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
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-

term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within 'trading gains, net' in the condensed consolidated income statements. At June 30, 2016, the Company had $375.0 million in notional principal of interest rate swaps outstanding with a weighted-average remaining life of 18 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2016 and September 30, 2015. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2016		September 30, 2015
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,512.7	$2,534.0	$3,443.6	$3,313.8
OTC commodity derivatives	2,954.6	2,782.7	1,621.2	1,650.7
Exchange-traded foreign exchange derivatives	20.3	10.4	27.8	20.6
OTC foreign exchange derivatives	933.5	803.5	892.2	865.4
Exchange-traded interest rate derivatives	132.4	142.7	126.8	136.0
Equity index derivatives	27.8	34.5	22.8	21.0
TBA and forward settling securities	3.4	5.4	1.2	2.6
Gross fair value of derivative contracts	6,584.7	6,313.2	6,135.6	6,010.1
Impact of netting and collateral	(6,315.3)	(6,084.2)	(6,081.7)	(5,954.4)
Total fair value included in ‘Deposits with and receivables from exchange-clearing organizations’	$48.0		$76.2
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$(14.8)		$(52.9)
Total fair value included in ‘Financial instruments owned, at fair value’	$236.2		$30.6
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$3.5		$1.6
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$225.5		$54.1

(1)	As of June 30, 2016 and September 30, 2015, the Company’s derivative contract volume for open positions were approximately 3.9 million and 4.1 million contracts, respectively.
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

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of June 30, 2016 and September 30, 2015, these transactions are summarized as follows:

	June 30, 2016		September 30, 2015
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$1.7	$539.7	$0.6	$194.6
Unrealized loss on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.2)	$199.7	$(0.2)	$163.7
Unrealized gain on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.2	$(279.4)	$0.4	$(314.1)
Unrealized loss on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(4.0)	$(1,184.8)	$(2.0)	$(563.8)
Unrealized gain on forward settling securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$1.5	$481.6	$0.1	$163.4
Unrealized gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.2)	$(595.2)	$(0.4)	$(286.3)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2016 and 2015, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Commodities	$5.6	$20.6	$30.6	$67.0
Foreign exchange	0.2	1.1	3.8	5.0
Interest rate	1.0	0.5	2.0	0.6
TBA and forward settling securities	(6.6)	0.7	(11.6)	3.2
Net gains from derivative contracts	$0.2	$22.9	$24.8	$75.8
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2016 and September 30, 2015 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
The allowance for doubtful accounts related to receivables from customers was $12.2 million as of June 30, 2016 and $10.2 million as of September 30, 2015. The allowance for doubtful accounts related to notes receivable was $0.4 million and $1.0 million as of June 30, 2016 and September 30, 2015, respectively.
During the three months ended June 30, 2016, the Company recorded no net bad debt expense. During the three months ended June 30, 2015, the Company recorded bad debt expense of $0.4 million, including provision increases for OTC customer deficits, partially offset by provision decreases for LME customer deficits collected.
During the nine months ended June 30, 2016, the Company recorded bad debt expense of $4.6 million, primarily related to $1.5 million of customer receivables in the Physical Ag’s & Energy component of the Company’s Physical Commodities segment, $2.7 million of customer deficits in the Company’s Commercial Hedging segment and $0.3 million related to short-term notes receivable origination in the Securities segment. During the nine months ended June 30, 2015, the Company recorded bad debt expense of $3.2 million, including provision increases of $2.8 million and direct write-offs of $0.4 million. The provision increases were primarily related to OTC and LME customer deficits and notes receivable related to loans pertaining to a former acquisition.
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $8.9 million and $41.4 million as of June 30, 2016 and September 30, 2015, respectively. The Company has sold $7.8 million and $30.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of June 30, 2016 and September 30, 2015, respectively. The Company has completed its exit of the majority of this activity during the nine months ended June 30, 2016. The Company believes the run-off of the remaining activity will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $106.6 million and $32.8 million as of June 30, 2016 and September 30, 2015, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded lower of cost or market (“LCM”) adjustments for physical commodities inventory of $1.0 million and $0.3 million as of June 30, 2016 and September 30, 2015, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	June 30, 2016	September 30, 2015
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2016			September 30, 2015
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade name	$1.1	$(0.3)	$0.8	$—	$—	$—
Software programs/platforms	2.7	(2.4)	0.3	2.7	(2.3)	0.4
Customer base	14.0	(5.6)	8.4	14.0	(4.9)	9.1
	17.8	(8.3)	9.5	16.7	(7.2)	9.5
Intangible assets not subject to amortization
Trade name	—	—	—	1.1	—	1.1
Total intangible assets	$17.8	$(8.3)	$9.5	$17.8	$(7.2)	$10.6
During the nine months ended June 30, 2016, as part of the periodic assessment of useful lives of the intangible assets, the Company determined the indefinite-lived trade names, related to the Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”) acquisitions, were no longer considered to be indefinite. The Company is intending to phase out the use of those trade names in the future. The value of the RMI Companies’ trade names of $1.1 million was recorded in the Commercial Hedging segment.
The RMI Companies’ trade names were determined to have a remaining finite useful life of approximately two years. The trade names were not deemed to be impaired, however, the value of the trade names was transferred from the indefinite-lived category to intangible assets subject to amortization and will be amortized over the estimated two year useful life. The Company recorded amortization for the trade names of $0.3 million, within 'depreciation and amortization' on the condensed consolidated income statement, during the nine months ended June 30, 2016.
Amortization expense related to intangible assets was $1.2 million and $1.1 million for the nine months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2016 (remaining three months)	$0.4
Fiscal 2017	1.6
Fiscal 2018	1.0
Fiscal 2019	1.0
Fiscal 2020 and thereafter	5.5
$9.5

Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $385.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities consist of the following:

•
$220 million facility available to INTL FCStone Inc. for general working capital requirements. In May 2016, the Company amended the credit facility to add an additional lender to the facility further increasing the commitment from $205 million to $220 million. The Company paid debt issuance costs of $1.8 million in connection with this credit facility, which are being amortized over the thirty-six month term.

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

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc. may borrow up to $50 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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

The following table sets forth a listing of credit facilities, the committed amounts as of June 30, 2016 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of June 30, 2016 and September 30, 2015:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	June 30, 2016	September 30, 2015
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$220.0	$170.0	$28.0
INTL FCStone Financial Inc.	None	April 6, 2017	75.0	—	—
INTL FCStone Financial Inc.	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2017	65.0	38.6	10.0
INTL FCStone Ltd	None	October 31, 2016	25.0	—	—
			$385.0	208.6	38.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				3.0	3.6
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$257.1	$87.1
As reflected above, $165 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace this facility when it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2016, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of June 30, 2016 and September 30, 2015 were $31.2 million and $26.7 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of June 30, 2016 and September 30, 2015 were $38.6 million and $10.0 million, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2016, on a settlement date basis, financial instruments owned of $343.8 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of June 30, 2016, the Company pledged settlement date financial instruments owned of $1,043.8 million and securities received under reverse repurchase agreements of $76.7 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.

At June 30, 2016, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at June 30, 2016, was approximately $626.2 million of which $551.7 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At June 30, 2016, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
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
As of June 30, 2016 and September 30, 2015, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the U.S. District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million.
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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone, LLC in the U.S. District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone, LLC. FCStone, LLC filed its opposition brief and an associated motion for judgment on March 17, 2015. The trustee filed its reply briefs on April 7, 2015 and the Company filed its reply briefs on April 22, 2015.
On March 28, 2016 the U.S. District Court for the Northern District of Illinois entered an order in favor of FCStone, LLC (now INTL FCStone Financial Inc.) and against the trustee on the trustee’s post-petition claim, in light of the Seventh Circuit’s opinion. The same court ruled against INTL FCStone Financial and in favor of the trustee with respect to the funds held in reserve accounts.
On April 25, 2016, INTL FCStone Financial filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the trustee filed a notice of appeal from the March 28, 2016 final judgment of the district court. On April 27, 2016, the court consolidated the two appeals and directed the trustee to file an opening brief. On June 27, 2016 the trustee filed his appellate brief.
The Company has determined that losses related to the trustee’s appeal are neither probable nor reasonably possible.

Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Contractual Commitments
Contingent Liability - Acquisition
Under the terms of the purchase agreement related to the acquisition listed below, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $0.8 million and $3.3 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2016 and September 30, 2015. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the nine months ended June 30, 2016 and 2015 were increases of $0.3 million and$0.4 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The present value of the estimated total purchase price, including contingent consideration, is $28.7 million as of June 30, 2016, of which $0.8 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2016, the Company had $1.1 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2016, as follows:

(in millions)				As of June 30, 2016
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	Securities and Exchange Commission ("SEC") and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$128.7	$82.2
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$1,991.4	$1,939.5
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$116.4	$98.9
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$136.8	$71.4
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$52.3	$46.7
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$136.0	$71.5
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$2.4	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$7.3	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$0.1	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$6.7	$1.1
INTL CIBSA S.A.	CNV	Argentina	Net capital	$8.8	$0.6
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2016, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 13 – Other Expenses
Other expenses for the three and nine months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Contingent consideration, net	$—	$0.2	$0.3	$0.4
Insurance	0.4	0.3	1.1	1.2
Advertising, meetings and conferences	1.2	0.7	4.2	2.0
Non-trading hardware and software maintenance and software licensing	1.8	1.2	4.6	3.5
Office supplies and printing	0.3	0.3	0.9	0.9
Other clearing related expenses	0.5	0.2	1.0	0.8
Other non-income taxes	1.1	1.1	3.2	3.0
Other	1.8	1.7	5.5	4.8
Total other expenses	$7.1	$5.7	$20.8	$16.6
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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended June 30, 2016.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2015	$(12.7)	$(4.8)	$(17.5)
Other comprehensive (loss) income, net of tax before reclassifications	(7.0)	(0.2)	(7.2)
Amounts reclassified from AOCI, net of tax	—	0.4	0.4
Net current period other comprehensive (loss) income, net of tax	(7.0)	0.2	(6.8)
Balances as of June 30, 2016	$(19.7)	$(4.6)	$(24.3)

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
The valuation allowance for deferred tax assets as of June 30, 2016 and September 30, 2015 was $3.4 million and $3.2 million, respectively. The net change in the total valuation allowance for the three months ended June 30, 2016 was an increase of $0.2 million. The valuation allowances as of June 30, 2016 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income (losses) for the fiscal years ended September 30, 2015, 2014, and 2013 of $16.5 million, $(18.4) million, and $(24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
Income tax expense of $6.8 million and $5.0 million for the nine months ended June 30, 2016 and 2015 and income tax expense of $15.6 million and $14.3 million for the nine months ended June 30, 2016 and 2015, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended June 30, 2016 and 2015, the Company’s effective tax rate was 32% and29%, respectively. For the nine months ended June 30, 2016 and 2015, the Company’s effective tax rate was 29%. The effective tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2015 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2014 to September 30, 2015. In Brazil, the Company has open tax years ranging from December 31, 2010 through December 31, 2015. In Argentina, the Company has open tax years ranging from September 30, 2010 to September 30, 2015. The Company’s U.S. net operating loss carry back claim has been reviewed by the Joint Committee of Taxation. The Company expects to receive a full refund.
Note 16 –Acquisitions
Sterne Agee
Effective July 1, 2016, the Company completed its acquisition of all of the equity interests of Sterne Agee, LLC's (a wholly-owned subsidiary of Stifel Financial Corp.) legacy independent brokerage and clearing businesses. Effective August 1, 2016, the Company completed its acquisition of all of the equity interests of Sterne Agee, LLC's legacy Registered Investment Advisor (“RIA”) business. Pursuant to the two stock purchase agreements, the Company agreed to acquire Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc.; Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. for cash consideration. The purchase price payable by the Company to be finalized after completion of financial statement diligence procedures, is equal to Sterne's net tangible book value at closing of approximately $48.5 million.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total revenues:
Commercial Hedging	$71.9	$62.2	$182.0	$195.3
Global Payments	18.4	18.2	54.1	51.8
Securities	41.6	36.5	136.0	89.8
Physical Commodities	4,701.2	3,847.6	11,506.4	31,636.2
Clearing and Execution Services	33.3	29.5	96.4	92.2
Corporate unallocated	2.1	1.1	2.4	(0.5)
Total	$4,868.5	$3,995.1	$11,977.3	$32,064.8
Operating revenues (loss):
Commercial Hedging	$71.9	$62.2	$182.0	$195.3
Global Payments	18.4	18.2	54.1	51.8
Securities	41.6	36.5	136.0	89.8
Physical Commodities	7.7	4.1	21.5	17.0
Clearing and Execution Services	33.3	29.5	96.4	92.2
Corporate unallocated	2.1	1.1	2.4	(0.5)
Total	$175.0	$151.6	$492.4	$445.6
Net operating revenues (loss):
Commercial Hedging	$57.7	$50.3	$145.6	$161.0
Global Payments	16.4	16.3	48.2	45.9
Securities	27.7	25.3	95.5	60.8
Physical Commodities	6.2	3.8	17.7	15.3
Clearing and Execution Services	10.0	9.0	30.8	27.7
Corporate unallocated	(0.7)	(1.3)	(4.9)	(6.2)
Total	$117.3	$103.4	$332.9	$304.5
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$41.4	$34.5	$103.6	$114.4
Global Payments	13.2	13.0	38.6	36.6
Securities	21.2	20.2	75.7	46.4
Physical Commodities	3.6	3.2	12.3	12.1
Clearing and Execution Services	8.0	7.0	24.1	22.0
Total	$87.4	$77.9	$254.3	$231.5
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$25.4	$18.7	$54.2	$65.3
Global Payments	9.9	10.2	29.2	28.3
Securities	14.4	12.8	54.5	26.7
Physical Commodities	1.3	0.9	4.2	5.8
Clearing and Execution Services	3.4	2.8	10.4	9.3
Total	$54.4	$45.4	$152.5	$135.4
Reconciliation of segment income to income before tax:
Segment income	$54.4	$45.4	$152.5	$135.4
Net costs not allocated to operating segments	33.0	28.2	99.0	86.5
Income before tax	$21.4	$17.2	$53.5	$48.9

(in millions)			As of June 30, 2016	As of September 30, 2015
Total assets:
Commercial Hedging			$1,685.3	$1,548.1
Global Payments			210.1	207.3
Securities			2,452.3	1,861.0
Physical Commodities			270.8	190.9
Clearing and Execution Services			1,266.4	1,163.8
Corporate unallocated			181.0	98.9
Total			$6,065.9	$5,070.0

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,200 employees. We currently have more than 20,000 accounts, representing approximately 11,000 consolidated clients, located in more than 130 countries.
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

Executive Summary
We achieved 15% growth in operating revenues in the third quarter of 2016, with all of our operating segments reporting growth over the prior year period. This was led by our Commercial Hedging segment which increased its operating revenues $9.7 million compared to the prior year. In addition, our Securities and Clearing and Execution Services (“CES”) segments increased operating revenues $5.1 and $3.8 million, respectively, versus the prior year. The Physical Commodities segment added $3.6 million in operating revenues while Global Payments operating revenues were relatively flat compared with the prior year, adding $0.2 million in operating revenue. Corporate Unallocated segment revenues increased $1.0 million, primarily as a result of unrealized gains generated from our interest rate management strategy as discussed below.
The strong growth in our Commercial Hedging segment was the result of improved market conditions in the domestic grain markets and growth in our London operations. Securities segment operating revenues growth was as a result of strong performance in the debt trading markets, both domestically and in Argentina. The increase in CES operating revenues was driven by both a 7% increase in exchange traded volumes as well as a 29% increase in the average customer equity on deposit.
A widening of spreads in precious metals and the on-boarding of new clients in Physical Ag’s & Energy business drove the increases in Physical Commodities operating revenues, while a 43% increase in the number of payments made was tempered by a lower average revenue per trade in the Global Payments business.
Interest income on customer deposits remains constrained by historically low short term interest rates, however, interest income in our Commercial Hedging and CES segments increased $0.7 million over the prior year period as a result of the continued implementation of our interest rate management strategy and a 26% increase in average customer equity. As discussed further in the Operating Revenues section of the Results of Operations, we recorded a $2.7 million pre-tax unrealized gain on the marked-to-market fluctuations on investments held as part of our interest rate management strategy. These unrealized fluctuations are reported in the Corporate Unallocated segment of our segmental results and are not allocated to the Commercial Hedging or CES segments. These unrealized gains on investments were more than offset by a $3.1 million unrealized loss on derivatives positions held against precious metals inventory carried at the lower of cost or market value in our non broker-dealer subsidiaries within our Physical Commodities segment.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 61% of total expenses in the third quarter of 2016 compared to 59% in the prior year. Non-variable expenses increased by 7% between the two periods, primarily as a result of increased compensation and benefits related to expansion of our information technology department and increases in depreciation, travel, professional fees and non-trading information technology expenses. Overall, net income increased 20% to $14.6 million in the third quarter compared to the prior year.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Set forth below is a discussion of the results of our operations, as viewed by management, for the three and nine months ended June 30, 2016 and 2015.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$4,703.2	22%	$3,847.4	$11,503.8	(64)%	$31,633.3
Trading gains, net	83.4	5%	79.7	243.8	4%	234.8
Commission and clearing fees	58.2	27%	46.0	159.4	12%	142.7
Consulting and management fees	8.0	(29)%	11.3	27.3	(12)%	31.0
Interest income	15.6	47%	10.6	42.8	89%	22.7
Other income	0.1	—%	0.1	0.2	(33)%	0.3
Total revenues	4,868.5	22%	3,995.1	11,977.3	(63)%	32,064.8
Cost of sales of physical commodities	4,693.5	22%	3,843.5	11,484.9	(64)%	31,619.2
Operating revenues	175.0	15%	151.6	492.4	11%	445.6
Transaction-based clearing expenses	35.2	17%	30.2	97.9	7%	91.4
Introducing broker commissions	14.8	13%	13.1	40.8	9%	37.6
Interest expense	7.7	57%	4.9	20.8	72%	12.1
Net operating revenues	117.3	13%	103.4	332.9	9%	304.5
Compensation and other expenses	95.9	11%	86.2	279.4	9%	255.6
Income before tax	21.4	24%	17.2	53.5	9%	48.9
Income tax expense	6.8	36%	5.0	15.6	9%	14.3
Net income	$14.6	20%	$12.2	$37.9	10%	$34.6

Balance Sheet information:				June 30, 2016	% Change	June 30, 2015
Total assets				$6,065.9	35%	$4,486.8
Payables to lenders under loans				$211.6	182%	$75.0
Senior unsecured notes				$45.5	—%	$45.5
Stockholders’ equity				$415.5	9%	$382.4
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	26,245.5	9%	24,095.2	77,066.8	2%	75,454.3
OTC volume (contracts, 000’s)	462.7	4%	444.9	1,079.4	(9)%	1,183.8
Global payments (# of payments, 000’s)	113.8	43%	79.8	310.6	31%	237.2
Gold equivalent ounces traded (000’s)	24,658.9	(11)%	27,845.3	69,798.0	(30)%	99,410.6
Equity market-making (gross dollar volume, millions)	$19,717.8	(20)%	$24,608.3	$67,277.5	(7)%	$72,478.8
Debt trading (gross dollar volume, millions)	$30,674.5	34%	$22,963.7	$79,258.1	85%	$42,913.4
Foreign exchange prime brokerage volume (U.S. notional, millions)	$149,593.4	42%	$105,623.1	$428,253.5	30%	$329,660.7
Average assets under management (U.S. dollar, millions)	$541.4	1%	$534.5	$568.4	1%	$565.2
Average customer equity (millions)	$1,853.8	26%	$1,469.7	$1,831.9	1%	$1,809.4

Operating Revenues
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased 15% to $175.0 million in the third quarter compared to $151.6 million in the prior year. Operating revenues for the third quarter included a $2.7 million pre-tax unrealized gain on interest rate swaps and U.S. Treasury notes generated from our on-going interest rate management strategy. Under this strategy, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps intended to swap out short term variable interest earnings into a medium-term interest stream. Under this strategy, we do not actively trade in such instruments and intend to hold these investment to their maturity date, however in accordance with U.S. GAAP, the change in fair value of the interest rate swaps and the investment holdings are included in operating revenues in the current period. More than offsetting this unrealized gain was a $3.1 million unrealized loss on derivatives positions held against precious metals inventory carried at the lower of cost or market value in our non broker-dealer subsidiaries within our Physical Commodities segment.
All segments reported operating revenue growth versus the prior year, led by our Commercial Hedging and Securities segments which added $9.7 million and $5.1 million respectively. In addition, our CES segment added $3.8 million in operating revenues and our Physical Commodities segment operating revenues grew $3.6 million versus the prior year. Global Payments segment operating revenues increased $0.2 million versus the prior year.
Operating revenues in our largest segment, Commercial Hedging, increased 16% in the third quarter to $71.9 million, as exchange-traded and OTC revenues increased $5.4 million and $3.9 milllion, respectively. A 17% increase in customer contract volumes, particularly in the domestic grain markets and our London operations, drove the increase in exchange-traded revenues. OTC revenues increased as a result of a 4% increase in customer OTC volumes, primarily in the Brazilian grain and domestic interest rate swap markets.
Operating revenues in our Securities segment increased 14% to $41.6 million in the third quarter compared to the prior year. An $8.7 million increase in Debt Trading operating revenues driven by strong growth in the domestic institutional fixed income business as well as in our Argentina operations contributed to the growth in operating revenues. This growth was partially offset by a 5% decline in Equity Market-Making operating revenues as a result of a 20% decline in the gross dollar volume traded.
Operating revenues in our Global Payments segment increased modestly in the third quarter to $18.4 million compared to the prior year, as a 43% increase in the number of global payments made was partially offset by a narrowing of spreads in this business due to an increase in volume of lower value transactions from financial institutions.
Operating revenues in our CES segment increased $3.8 million to $33.3 million in the third quarter. Exchange-traded commission and clearing fee revenues increased $4.0 million as a result of a 7% increase in exchange-traded volumes. A narrowing of spreads in the global foreign exchange markets resulted in a $0.3 million decrease in operating revenues in the customer prime brokerage produce line despite customer volumes increasing 42% in the third quarter compared to the prior year.
Our Physical Commodity segment operating revenues increased 88% to $7.7 million compared to $4.1 million in the prior year period as a result of a widening of spreads in the precious metals business which added $1.2 million in the third quarter. The Physical Ag’s & Energy business also added $2.4 million in operating revenues versus the prior year as a result of increased business from existing customers as well as the addition of new customers.
Overall interest income increased $5.0 million to $15.6 million in the third quarter. Historically, our interest income has been driven by the average customer equity in our Commercial Hedging and CES segments, as well as short term interest rates. Our acquisition of G.X. Clarke, resulted in a significant change to our aggregate level of interest income. In the third quarter, the institutional fixed income business added $2.2 million in interest income versus the prior year. Interest income in our Commercial Hedging and CES segments increased $0.7 million as a result of a 26% increase in average customer equity, the continued implementation of our interest rate management strategy and an increase in short term rates. Of the $2.7 million pre-tax unrealized gain generated from this strategy, discussed above, $2.1 million of this unrealized gain is recorded as interest income on the Condensed Consolidated Income Statement, while the remaining $0.6 million is recorded in trading gains, net.
See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Our operating revenues for the current nine months ended and the prior year were $492.4 million and $445.6 million, respectively. Operating revenues for the current nine months ended include a $2.9 million before tax unrealized gain on interest rate swaps and U.S. Treasury notes generated from our on-going interest rate management strategy as discussed above.

Operating revenue growth in the current nine months ended was driven by strong growth in our Securities segment which increased $46.2 million compared to the prior year, as well as a $4.5 million increase in Physical Commodities operating revenues. Operating revenues increased $4.2 million and $2.3 million in our CES and Global Payments segments, respectively. However, these increases were tempered by a $13.3 million decline in our Commercial Hedging segment.
Operating revenues in our Commercial Hedging segment decreased 7% in the current nine months ended to $182.0 million, as OTC revenues decreased $19.3 million to $64.7 million as a result of a 9% decline in customer OTC volumes, primarily in the domestic grain and energy markets and the Brazilian sugar market. Exchange-traded revenues increased $6.2 million to $100.9 million in the current nine months ended as customer volumes increased 15%, primarily in the domestic grain markets and in our London operations, however this was partially offset by an 8% decline in the average rate per contract.
Operating revenues in our Securities segment increased 51% in the current nine months ended to $136.0 million, primarily as a result of a $38.6 million increase in our Debt Trading product line, while Equity Market-Making and Asset Management added $5.7 million and $4.8 million, respectively. The increase in Debt Trading operating revenues was primarily a result of the acquisition of G.X. Clarke, which was effective January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of fiscal 2015, as well as the strong performance in Argentina related to the devaluation of the Argentine Peso.
Operating revenues in our Global Payments segment increased 4% in the current nine months ended to $54.1 million compared to the prior year, driven by a 31% increase in the number of global payments made, however spreads have narrowed in this business due to an increase in volume of lower value transactions from financial institutions.
Physical Commodity segment operating revenues increased $4.5 million compared to the prior year period, as a result of a $3.3 million increase in Precious metals operating revenues as well as a $1.2 million increase in the Physical Ag’s & Energy commodity product line.
Operating revenues in our CES segment increased 5% in the current nine months ended to $96.4 million. Exchange-traded commission and clearing fee revenues increased $2.7 million, to $75.7 million, despite a 1% decline in exchange-traded volumes. In addition customer prime brokerage product line operating revenues increased $0.9 million as a result of a 30% increase in foreign exchange prime brokerage volume.
Overall, interest income increased $20.1 million to $42.8 million in the current nine months ended, significantly impacted by the acquisition of G.X. Clarke which added $25.7 million in interest income during the current nine months ended versus $11.7 million in the prior year. The continued implementation of our interest rate management strategy and an increase in interest income in our precious metals business also contributed to the increase in interest income.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 17% to $35.2 million in the third quarter compared to $30.2 million in the prior year, and were 20% of operating revenues in the third quarter as well as in the prior year. The increase in expense is primarily due to increased activity across our CES, Equities and Financial Ag’s & Energy components.
Introducing broker commissions: Introducing broker commissions increased 13% to $14.8 million in the third quarter compared to $13.1 million in the prior year, and were 8% of operating revenues in the third quarter compared to 9% in the prior year. The increase in expense is primarily due to increased activity in our Financial Ag’s & Energy component.
Interest expense: Interest expense increased 57% to $7.7 million in the third quarter compared to $4.9 million in the prior year. The increase in expense is primarily related to the fixed income trading activities from our Rates Division, which resulted in higher interest expense of $1.5 million. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs resulted in increased expense.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 7% to $97.9 million in the current nine months ended compared to $91.4 million in the prior year, and were 20% of operating revenues in the current nine months ended compared to 21% in the prior year. The increase in expense is primarily due to increased activity across our CES, LME metals, Global Payments and Debt Trading components.
Introducing broker commissions: Introducing broker commissions increased 9% to $40.8 million in the current nine months ended compared to $37.6 million in the prior year, and were 8% of operating revenues in the current nine months ended as well as the prior year. The increase in expense is primarily due to increased activity in our Fin Ag’s component and higher introducing broker commissions in our Investment Banking component as we complete our exit of the domestic investment banking business.
Interest expense: Interest expense increased 72% to $20.8 million in the current nine months ended compared to $12.1 million in the prior year. This increase is primarily related to the fixed income trading activities from our Rates Division, acquired on January 1, 2015, which resulted in higher interest expense of $6.1 million. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs and higher activity associated with metals leasing resulted in increased expense.
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net operating revenues increased $13.9 million, or 13%, to $117.3 million in the third quarter compared to $103.4 million in the prior year.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Net operating revenues increased $28.4 million, or 9%, to $332.9 million in the current nine months ended compared to $304.5 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$31.0	3%	$30.1	$92.5	6%	$86.9
Variable compensation and benefits	38.4	17%	32.7	105.2	10%	95.4
	69.4	11%	62.8	197.7	8%	182.3
Other non-compensation expenses:
Communication and data services	7.9	8%	7.3	23.1	9%	21.2
Occupancy and equipment rental	3.2	(3)%	3.3	9.7	(5)%	10.2
Professional fees	3.3	32%	2.5	8.9	—%	8.9
Travel and business development	2.9	16%	2.5	8.4	8%	7.8
Depreciation and amortization	2.1	24%	1.7	6.2	15%	5.4
Bad debts	—	(100)%	0.4	4.6	44%	3.2
Other expense	7.1	25%	5.7	20.8	25%	16.6
	26.5	13%	23.4	81.7	11%	73.3
Total compensation and other expenses	$95.9	11%	$86.2	$279.4	9%	$255.6
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Compensation and Other Expenses: Compensation and other expenses increased $9.7 million, or 11%, to $95.9 million in the third quarter compared to $86.2 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 11% to $69.4 million in the third quarter compared to $62.8 million in the prior year. Total compensation and benefits were 40% of operating revenues in the third quarter compared to 41% in the prior year. The variable portion of compensation and benefits increased by 17% to $38.4 million in the third quarter compared to $32.7 million in the prior year. Variable compensation and benefits were 33% of net operating revenues in the third quarter compared to 32% in the prior year. Administrative, centralized operations and executive incentive compensation was $7.8 million in the third quarter compared to $5.9 million in the prior year.

The fixed portion of compensation and benefits increased 3% to $31.0 million in the third quarter compared to $30.1 million in the prior year. Non-variable salaries increased $0.6 million, or 3%. Employee benefits, excluding share-based compensation, increased $0.2 million in the third quarter. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.3 million in the third quarter compared with $1.0 million in the prior year, primarily due to an increase in restricted stock expense. The number of employees increased 1% to 1,272 at the end of the third quarter compared to 1,259 at the beginning of the third quarter. The number of employees at the end of the prior year period was 1,207.
Other Non-Compensation Expenses: Other non-compensation expenses increased 13% to $26.5 million in the third quarter compared to $23.4 million in the prior year. Professional fees increased $0.8 million, primarily related to higher administrative service and consulting fees. Depreciation and amortization increased $0.4 million, primarily related to the premature disposal of certain leasehold improvements and an increase in intangible asset amortization. Other expenses increased primarily due to higher non-trading hardware and software costs and costs of holding customer conferences.
Bad debts decreased $0.4 million over the prior year. During the third quarter, no net bad debt expense was recorded. Bad debt expense in the prior year was $0.4 million and primarily related to provision increases for OTC customer deficits, partially offset by reserve decreases on LME customer deficits collected.
Provision for Taxes: The effective income tax rate was 32% in the third quarter compared to 29% in the prior year, primarily due to certain discrete items recognized during the current year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Compensation and Other Expenses: Compensation and other expenses increased $23.8 million, or 9%, to $279.4 million in the current nine months ended compared to $255.6 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased $15.4 million to $197.7 million compared to $182.3 million in the prior year. Total compensation and benefits were 40% of operating revenues in the current nine months ended compared to 41% of operating revenues in the prior year. The variable portion of compensation and benefits increased 10% to $105.2 million in the current nine months ended compared to $95.4 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the current nine months ended compared to 31% in the prior year. Administrative, centralized operations and executive incentive compensation was $21.7 million in the current nine months ended compared to $16.2 million in the prior year, primarily related to the acquisition of the Rates Division in January 2015 as well as increased administrative headcount.
The fixed portion of compensation and benefits increased to $92.5 million in the current nine months ended compared to $86.9 million in the prior year. Non-variable salaries increased $3.5 million, or 5%, primarily due to incremental costs from the acquisition of the Rates Division in January 2015 and headcount increases across certain administrative departments. Employee benefits, excluding share-based compensation, increased $1.7 million in the current nine months ended. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $3.8 million in the current nine months ended compared to $2.8 million in the prior year. The number of employees increased 3% to 1,272 at the end of the second quarter compared to 1,231 at the end of fiscal 2015. The number of employees at the end of the prior year period was 1,207.
Other Non-Compensation Expenses: Other non-interest expenses increased 11% to $81.7 million in the current nine months ended compared to $73.3 million in the prior year. Communication and data services expenses increased $1.9 million, primarily due to increases in market information expenses related to the acquisition of the Rates Division as well as in our Fin Ag’s and CES components. Depreciation and amortization increased $0.8 million, primarily related to higher software depreciation and the premature disposal of certain leasehold improvements. Other expenses increased primarily due to the costs of holding our internal bi-annual global sales meeting during January 2016 as well as higher non-trading hardware and software costs and costs of holding customer conferences.
Bad debt expense increased $1.4 million over the prior year. In the current nine months ended, bad debts were $4.6 million and primarily related to $1.5 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $2.7 million of customer deficits in our Commercial Hedging segment and $0.3 million related to short-term notes receivable origination in our Securities segment. Bad debt expense in the prior year was $3.2 million and primarily related to LME customer deficits, notes receivable related to loans pertaining to a former acquisition and the charge-off of uncollectible service fees.

Provision for Taxes: The effective income tax rate was 29% in both the current nine months ended and the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$11.5	15%	$10.0	$33.3	19%	$27.9
Variable compensation and benefits	7.3	35%	5.4	20.0	35%	14.8
	18.8	22%	15.4	53.3	25%	42.7
Other non-compensation expenses:
Communication and data services	1.3	18%	1.1	4.0	18%	3.4
Occupancy and equipment rental	3.2	(3)%	3.3	9.6	(5)%	10.1
Professional fees	1.7	31%	1.3	4.9	(13)%	5.6
Travel and business development	0.7	40%	0.5	1.8	6%	1.7
Depreciation and amortization	1.8	38%	1.3	5.1	19%	4.3
Bad debts	—	n/m	—	—	(100)%	1.1
Other expense	4.8	4%	4.6	15.4	22%	12.6
	13.5	12%	12.1	40.8	5%	38.8
Total compensation and other expenses	$32.3	17%	$27.5	$94.1	15%	$81.5
Total unallocated costs and other expenses increased $4.8 million to $32.3 million in the third quarter compared to $27.5 million in the prior year. Compensation and benefits increased $3.4 million, or 22% to $18.8 million in the third quarter compared to $15.4 million in the prior year.
Total unallocated costs and other expenses increased $12.6 million, or 15%, to $94.1 million in the current nine months ended compared to $81.5 million in the prior year. Compensation and benefits increased $10.6 million, or 25% to $53.3 million in the current nine months ended compared to $42.7 million in the prior year.
During the current nine months ended, the increases in fixed and variable compensation and benefits is primarily related to the incremental costs from the acquisition of G.X. Clarke, higher management incentives earned in Argentina and expansion of our information technology department. The decrease in professional fees is primarily due to lower legal costs related to regulatory matters over the prior year. The increase in other expense is primarily related to higher centralized operations costs and costs of holding our internal bi-annual global sales meeting during January 2016. Excluding the incremental unallocated costs from the acquisition of G.X. Clarke, total compensation and other expenses increased 13% over the prior year.

Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Variable compensation and benefits	$38.4	26%	$32.7	25%	$105.2	25%	$95.4	25%
Transaction-based clearing expenses	35.2	24%	30.2	24%	97.9	23%	91.4	23%
Introducing broker commissions	14.8	11%	13.1	10%	40.8	10%	37.6	10%
Total variable expenses	88.4	61%	76.0	59%	243.9	58%	224.4	58%
Fixed compensation and benefits	31.0	21%	30.1	23%	92.5	22%	86.9	23%
Other fixed expenses	26.5	18%	23.0	18%	77.1	18%	70.1	18%
Bad debts and impairments	—	—%	0.4	—%	4.6	2%	3.2	1%
Total non-variable expenses	57.5	39%	53.5	41%	174.2	42%	160.2	42%
Total non-interest expenses	$145.9	100%	$129.5	100%	$418.1	100%	$384.6	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2016 and 2015, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 61% in the third quarter compared to 59% in the prior year. As a percentage of total non-interest expenses, variable expenses were 58% in the current nine months ended as well as in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2016	% of Operating Revenues	2015	% of Operating Revenues	2016	% of Operating Revenues	2015	% of Operating Revenues
Sales of physical commodities	$4,703.2		$3,847.4		$11,503.8		$31,633.3
Trading gains, net	82.3		78.0		240.8		233.3
Commission and clearing fees	58.2		46.0		159.4		142.7
Consulting and management fees	7.8		11.3		26.5		31.0
Interest income	14.9		11.3		44.4		25.0
Other	—		—		—		—
Total revenues	4,866.4		3,994.0		11,974.9		32,065.3
Cost of sales of physical commodities	4,693.5		3,843.5		11,484.9		31,619.2
Operating revenues	172.9	100%	150.5	100%	490.0	100%	446.1	100%
Transaction-based clearing expenses	34.3	20%	29.6	20%	95.9	20%	90.2	20%
Introducing broker commissions	14.8	9%	13.1	9%	40.8	8%	37.6	8%
Interest expense	5.8	3%	3.1	2%	15.5	3%	7.6	2%
Net operating revenues	118.0		104.7		337.8		310.7
Variable direct compensation and benefits	30.6	18%	26.8	18%	83.5	17%	79.2	18%
Net contribution	87.4		77.9		254.3		231.5
Non-variable direct expenses	33.0	19%	32.5	22%	101.8	21%	96.1	22%
Segment income	$54.4		$45.4		$152.5		$135.4

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net contribution for all of our business segments increased 12% to $87.4 million in the third quarter compared to $77.9 million in the prior year. Segment income increased 20% to $54.4 million in the third quarter compared to $45.4 million in the prior year.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Net contribution for all of our business segments increased 10% to $254.3 million in the current nine months ended compared to $231.5 million in the prior year. Segment income increased 13% to $152.5 million in the current nine months ended compared to $135.4 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	38.0	6%	35.9	92.7	(19)%	114.5
Commission and clearing fees	28.1	34%	20.9	72.9	14%	64.2
Consulting and management fees	3.6	(3)%	3.7	10.3	(10)%	11.5
Interest income	2.2	29%	1.7	6.1	20%	5.1
Other	—	n/m	—	—	—	—
Total revenues	71.9	16%	62.2	182.0	(7)%	195.3
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	71.9	16%	62.2	182.0	(7)%	195.3
Transaction-based clearing expenses	7.9	16%	6.8	21.4	7%	20.0
Introducing broker commissions	6.2	24%	5.0	14.7	4%	14.1
Interest expense	0.1	—%	0.1	0.3	50%	0.2
Net operating revenues	57.7	15%	50.3	145.6	(10)%	161.0
Variable direct compensation and benefits	16.3	3%	15.8	42.0	(10)%	46.6
Net contribution	41.4	20%	34.5	103.6	(9)%	114.4
Non-variable direct expenses	16.0	1%	15.8	49.4	1%	49.1
Segment income	$25.4	36%	$18.7	$54.2	(17)%	$65.3
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$21.4	43%	$15.0	$53.6	18%	$45.5
Energy and renewable fuels	1.6	23%	1.3	4.5	5%	4.3
LME metals	12.0	(10)%	13.4	37.7	(3)%	38.9
Other	1.9	6%	1.8	5.1	(15)%	6.0
	$36.9	17%	$31.5	$100.9	7%	$94.7
Selected data:
Volume (contracts, 000’s)	6,057.3	17%	5,167.2	17,241.6	15%	15,016.0
Average rate per contract (1)	$5.98	—%	$6.01	$5.74	(8)%	$6.22
Average customer equity (millions)	$924.5	23%	$749.0	$893.4	7%	$834.3
(1) Give-up fee revenues included in exchange-traded transactional revenues are excluded from the calculation of exchange-traded average rate per contract.

	OTC
	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$20.8	22%	$17.1	$40.5	(17)%	$49.0
Energy and renewable fuels	4.3	(9)%	4.7	16.3	(38)%	26.2
Other	4.1	17%	3.5	7.9	(10)%	8.8
	$29.2	15%	$25.3	$64.7	(23)%	$84.0
Selected data:
Volume (contracts, 000’s)	462.7	4%	444.9	1,079.4	(9)%	1,183.8
Average rate per contract (1)	$61.43	14%	$54.12	$58.05	(15)%	$68.18
(1) Cash brokerage revenues included in OTC transactional revenues are excluded from the calculation of OTC average rate per contract.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased 16% to $71.9 million in the third quarter compared to $62.2 million in the prior year. Exchange-traded revenues increased 17%, to $36.9 million in the third quarter, resulting primarily from strong growth in agricultural commodity revenues, particularly in the domestic grain markets as well as growth in our London operations. These increases were partially offset by lower operating revenues in our LME metals business. Overall exchange-traded contract volume increased 17% and the average rate per contract was relatively flat at $5.98.
OTC revenues increased 15%, to $29.2 million in the third quarter, primarily driven by higher customer volumes in the Brazilian grain and domestic interest rate swap markets as well as a widening of spreads driven by market volatility. Overall OTC volumes increased 4%, particularly in agricultural commodities, while the average rate per contract increased 14% compared to the prior year.
Consulting and management fees declined $0.1 million versus the prior year, while interest income, which remains constrained by low short-term interest rates, increased 29%, to $2.2 million compared to the prior year. The increase in interest income is primarily driven by the continued implementation of our interest rate management strategy, an increase in short-term rates, as well as a 23% increase in average customer equity.
Segment income increased to $25.4 million in the third quarter compared to $18.7 million in the prior year, primarily as a result of the increase in OTC revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 42% compared to 44% in the prior year, primarily as the result of a decline in variable compensation due to product mix.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Operating revenues decreased 7% to $182.0 million in the current nine months ended compared to $195.3 million in the prior year. Exchange-traded revenues increased 7%, to $100.9 million in the current nine months ended, driven by a 15% increase in exchange-traded customer volumes, primarily in the domestic grain markets as well as growth in our London operations. This increase was partially offset by a decline in the average rate per contract to $5.74.
OTC revenues decreased 23% to $64.7 million in the current nine months ended compared to $84.0 million in the prior year as OTC volumes declined 9% to 1.1 million contracts in the current nine months ended compared to 1.2 million in the prior year. The OTC volume decline was primarily driven by lower customer volumes in the domestic grain markets as well as the Brazilian sugar markets. In addition the effect of lower energy prices and volatility resulted in a decline in energy and renewable fuels OTC revenues. In addition, we experienced lower spreads across virtually all commodity sectors leading to a 15% decline in the average rate per contract. These declines were partially offset by strong growth in the domestic interest rate swap market.
Consulting and management fees decreased 10% to $10.3 million in the current nine months ended versus $11.5 million in the prior year, while interest income, which remains constrained by low short-term interest rate, increased 20%, to $6.1 million in the current nine months ended compared to $5.1 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management strategy and an increase in short-term rates, while average customer equity was relatively flat with the prior year.
Segment income decreased 17% to $54.2 million in the current nine months ended compared to $65.3 million in the prior year, as a result of the decline in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 43% in the current nine months ended compared to 41% in the prior year, primarily as a result of an increase in transaction based clearing fees.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	18.0	1%	17.8	52.4	3%	50.7
Commission and clearing fees	0.4	33%	0.3	1.7	70%	1.0
Consulting and management fees	—	—	—	—	—	—
Interest income	—	—	0.1	—	—	0.1
Other income	—	—	—	—	—	—
Total revenues	18.4	1%	18.2	54.1	4%	51.8
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	18.4	1%	18.2	54.1	4%	51.8
Transaction-based clearing expenses	1.1	22%	0.9	3.2	23%	2.6
Introducing broker commissions	0.8	(20)%	1.0	2.6	(21)%	3.3
Interest expense	0.1	—	—	0.1	—	—
Net operating revenues	16.4	1%	16.3	48.2	5%	45.9
Variable direct compensation and benefits	3.2	(3)%	3.3	9.6	3%	9.3
Net contribution	13.2	2%	13.0	38.6	5%	36.6
Non-variable direct expenses	3.3	18%	2.8	9.4	13%	8.3
Segment income	$9.9	(3)%	$10.2	$29.2	3%	$28.3
Selected data:
Global payments (number of trades, 000’s)	113.8	43%	79.8	310.6	31%	237.2
Average revenue per trade	$161.69	(29)%	$228.07	$174.18	(20)%	$218.38
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased 1% to $18.4 million in the third quarter compared to $18.2 million in the prior year. The volume of payments made increased 43% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was mostly offset by a 29% decrease in the average revenue per trade.
Segment income decreased 3% to $9.9 million in the third quarter compared to $10.2 million in the prior year. This decrease primarily resulted from a modest increase in non-variable direct expenses, including trade system costs and hosted conferences expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 28% compared to 29% in the prior year.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Operating revenues increased 4% to $54.1 million in the current nine months ended compared to $51.8 million in the prior year. This operating revenue growth resulted from a 31% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, resulting in a 20% decrease in the average revenue per trade.
Segment income increased 3% to $29.2 million in the current nine months ended compared to $28.3 million in the prior year. This increase primarily resulted from the increase in operating revenues partially offset by an increase in fixed compensation and benefits and trade system expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 28% compared to 29% in the prior year.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	26.3	30%	20.2	84.3	56%	54.1
Commission and clearing fees	2.3	35%	1.7	8.5	113%	4.0
Consulting and management fees	3.5	(49)%	6.9	14.1	(16)%	16.8
Interest income	9.5	23%	7.7	29.1	95%	14.9
Other income	—	—	—	—	—	—
Total revenues	41.6	14%	36.5	136.0	51%	89.8
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	41.6	14%	36.5	136.0	51%	89.8
Transaction-based clearing expenses	7.0	15%	6.1	19.4	10%	17.6
Introducing broker commissions	2.7	17%	2.3	9.7	80%	5.4
Interest expense	4.2	50%	2.8	11.4	90%	6.0
Net operating revenues	27.7	9%	25.3	95.5	57%	60.8
Variable direct compensation and benefits	6.5	27%	5.1	19.8	38%	14.4
Net contribution	21.2	5%	20.2	75.7	63%	46.4
Non-variable direct expenses	6.8	(8)%	7.4	21.2	8%	19.7
Segment income	$14.4	13%	$12.8	$54.5	104%	$26.7

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Operating revenues by product line (in millions):
Equity market-making	$14.1	(5)%	$14.9	$48.4	13%	$42.7
Debt trading	23.6	58%	14.9	69.3	126%	30.7
Investment banking	0.4	(88)%	3.3	3.2	(48)%	6.1
Asset management	3.5	3%	3.4	15.1	47%	10.3
	$41.6	14%	$36.5	$136.0	51%	$89.8
Selected data:
Equity market-making (gross dollar volume, millions)	$19,717.8	(20)%	$24,608.3	$67,277.5	(7)%	$72,478.8
Equity revenue per $1,000 traded	$0.72	18%	$0.61	$0.72	22%	$0.59
Debt trading (principal dollar volume, millions)	$30,674.5	34%	$22,963.7	$79,258.1	85%	$42,913.4
Debt trading revenue per $1,000 traded	$0.77	18%	$0.65	$0.87	21%	$0.72
Average assets under management (millions)	$541.4	1%	$534.5	$568.4	1%	$565.2
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased 14% to $41.6 million in the third quarter compared to $36.5 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making decreased 5% in the third quarter compared to the prior year primarily as a result of a 20% decrease in the gross dollar volume traded, which was partially offset by an 18% increase in the average revenue per $1,000 traded. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading increased 58% in the third quarter compared to the prior year, primarily as a result of strong growth in both our domestic institutional fixed income business as well as in our Argentina operations in the third quarter. Operating revenues in Investment Banking decreased 88% compared to the prior year, primarily as a result of management’s decision to exit our domestic investment banking business. Asset Management operating revenues increased 3% in the third quarter primarily related to an increase in fair value of investments as well as a 1% increase in average assets under management to $541.4 million in the third quarter compared to $534.5 million in the prior year.
Segment income increased 13% to $14.4 million in the third quarter compared to $12.8 million in the prior year, primarily as a result of the increase in Debt Trading operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 39% in the third quarter compared to 37% in the prior year.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Operating revenues increased 51% to $136.0 million in the current nine months ended compared to $89.8 million in the prior year.
Operating revenues in Equity Market-Making increased 13% in the current nine months ended compared to the prior year, as favorable market conditions drove a 22% increase in the average revenue per $1,000 traded, which more than offset the 7% decline in the gross dollar volume traded.
Operating revenues in Debt Trading increased to $69.3 million in the current nine months ended compared to $30.7 million in the prior year. This increase in operating revenues was a result of the acquisition of G.X. Clarke, which was effective on January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of the prior year, as well as strong performance in Argentina as the result of the effect of the devaluation of the Argentine peso. Investment Banking operating revenues declined 48% to $3.2 million in the current nine months ended, resulting primarily from management’s decision to exit the domestic investment banking business. Asset Management revenues increased 47% in the current nine months ended to $15.1 million compared to $10.3 million in the prior year, primarily as a result of the effect of devaluation of the Argentine peso. Average assets under management were $568.4 million in the current nine months ended compared to $565.2 million in the prior year.
Segment income increased 104% to $54.5 million in the current nine months ended compared to $26.7 million in the prior year, primarily as a result of the strong performance in Equity Market-Making and Debt Trading. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 36% in the current nine months ended compared to 42%

in the prior year, as the G.X. Clarke acquisition added significant operating revenues with a relatively low transaction-based clearing expense structure.
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
Operating revenues and losses from our commodities derivatives activities in precious metals are included in ‘trading gains, net’ in the condensed consolidated income statements. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation.
Our physical agricultural and energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. We engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. Transactions that qualify as product financing arrangements are accounted for as secured borrowings, and accordingly no commodity inventory, purchases or sales are recorded.
In our physical agricultural and energy commodities business, we value agricultural commodity inventories at their net realizable value, which approximates fair value less disposal costs. Other inventories are valued at the lower of cost or market and record revenues on a gross basis.
Operating revenues and losses from our commodities derivatives activities in Physical Ag’s & Energy are included in ‘cost of physical sales’ in the condensed consolidated income statements. We may mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation.

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$4,703.2	22%	$3,847.4	$11,503.8	(64)%	$31,633.3
Trading gains (losses), net	(4.5)	543%	(0.7)	(4.5)	350%	(1.0)
Commission and clearing fees	0.4	300%	0.1	0.6	20%	0.5
Consulting and management fees	0.3	50%	0.2	0.9	(36)%	1.4
Interest income	1.8	200%	0.6	5.6	180%	2.0
Other income	—	—	—	—	—	—
Total revenues	4,701.2	22%	3,847.6	11,506.4	(64)%	31,636.2
Cost of sales of physical commodities	4,693.5	22%	3,843.5	11,484.9	(64)%	31,619.2
Operating revenues	7.7	88%	4.1	21.5	26%	17.0
Transaction-based clearing expenses	0.2	n/m	—	0.5	67%	0.3
Introducing broker commissions	0.1	—	0.1	0.2	—%	0.2
Interest expense	1.2	500%	0.2	3.1	158%	1.2
Net operating revenues	6.2	63%	3.8	17.7	16%	15.3
Variable direct compensation and benefits	2.6	333%	0.6	5.4	69%	3.2
Net contribution	3.6	13%	3.2	12.3	2%	12.1
Non-variable direct expenses	2.3	—%	2.3	8.1	29%	6.3
Segment income	$1.3	44%	$0.9	$4.2	(28)%	$5.8
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Total revenues	$4,572.2	21%	$3,781.6	$11,211.1	(64)%	$31,456.7
Cost of sales of physical commodities	4,568.0	21%	3,778.6	11,197.4	(64)%	31,446.3
Operating revenues	$4.2	40%	$3.0	$13.7	32%	$10.4
Selected data:
Gold equivalent ounces traded (000’s)	24,658.9	(11)%	27,845.3	69,798.0	(30)%	99,410.6
Average revenue per ounce traded	$0.17	55%	$0.11	$0.20	100%	$0.10

	Physical Ag’s & Energy
	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Total revenues	$128.9	95%	$66.0	$295.2	64%	$179.5
Cost of sales of physical commodities	125.4	93%	64.9	287.4	66%	172.9
Operating revenues	$3.5	218%	$1.1	$7.8	18%	$6.6
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues for Physical Commodities increased 88% to $7.7 million in the third quarter compared to $4.1 million in the prior year.
Precious Metals operating revenues increased 40% to $4.2 million in the third quarter compared to $3.0 million in the prior year. Operating revenues increased from the prior year period, despite an 11% decline in the number of ounces traded as spreads widened in this business driving a 55% increase in the average revenue per ounce traded.
Operating revenues in Physical Ag’s & Energy increased 218% to $3.5 million in the third quarter compared to the prior year. The increase in operating revenues is primarily due to an increase in existing customer volumes as well as the addition of new customers.

Segment income increased 44% to $1.3 million in the third quarter compared to $0.9 million in the prior year, primarily as a result of the increase in operating revenues.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Operating revenues for Physical Commodities increased to $21.5 million in the current nine months ended compared to $17.0 million in the prior year.
Precious Metals operating revenues increased 32% to $13.7 million in the current nine months ended compared to $10.4 million in the prior year. The increase in operating revenues was primarily driven by a widening of spreads due to market conditions, partially offset by a 30% decrease in the number of ounces traded.
Operating revenues in Physical Ag’s & Energy increased 18% to $7.8 million in the current nine months ended compared to $6.6 million in the prior year. The increase in operating revenues is primarily due to an increase in existing customer volumes as well as the addition of new customers.
Segment income decreased 28% to $4.2 million in the current nine months ended compared to $5.8 million in the prior year and was primarily a result of an increase in interest expense as a well as a $1.2 million increase in bad debt expense in the Physical Ag’s & Energy business.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2016	% Change	2015	2016	% Change	2015
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	4.5	(6)%	4.8	15.9	6%	15.0
Commission and clearing fees	27.0	17%	23.0	75.7	4%	73.0
Consulting and management fees	0.4	(20)%	0.5	1.2	(8)%	1.3
Interest income	1.4	17%	1.2	3.6	24%	2.9
Other	—	—	—	—	—	—
Total revenues	33.3	13%	29.5	96.4	5%	92.2
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	33.3	13%	29.5	96.4	5%	92.2
Transaction-based clearing expenses	18.1	15%	15.8	51.4	3%	49.7
Introducing broker commissions	5.0	6%	4.7	13.6	(7)%	14.6
Interest expense	0.2	n/m	—	0.6	200%	0.2
Net operating revenues	10.0	11%	9.0	30.8	11%	27.7
Variable direct compensation and benefits	2.0	—%	2.0	6.7	18%	5.7
Net contribution	8.0	14%	7.0	24.1	10%	22.0
Non-variable direct expenses	4.6	10%	4.2	13.7	8%	12.7
Segment income	$3.4	21%	$2.8	$10.4	12%	$9.3
Selected data:
Exchange-traded volume (contracts, 000’s)	20,188.3	7%	18,928.0	59,825.3	(1)%	60,438.3
Exchange-traded average rate per contract (1)	$1.25	10%	$1.14	$1.18	4%	$1.14
Average customer equity (millions)	$929.3	29%	$720.7	$938.5	(4)%	$975.0
Foreign exchange prime brokerage volume (U.S. notional, millions)	$149,593.4	42%	$105,623.1	$428,253.5	30%	$329,660.7
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased 13% to $33.3 million in the third quarter compared to $29.5 million in the prior year. Operating revenues are primarily generated from three sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, trading gains, net, which primarily represents the spread retained in OTC foreign exchange customer prime brokerage activities, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased to $27.0 million in the third quarter compared to $23.0 million in the prior year as a result of 7% increase in exchange-traded volumes and a 10% increase in the average rate per contract compared to the prior year period. Interest income increased 17% to $1.4 million in the third quarter primarily as a result of the continued implementation of our interest rate management strategy, an increase in short-term rates and a 29% increase in average customer equity to $929.3 million.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line declined 6% to $4.5 million in the third quarter compared to $4.8 million in the prior year despite a 42% increase in foreign exchange volumes driven by a narrowing of margins compared to the prior period.
Segment income increased to $3.4 million in the third quarter compared to $2.8 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues. Variable expenses, excluding interest, as a percentage of operating revenues were 75% in the third quarter compared to 76% in the prior year.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015
Operating revenues increased 5% to $96.4 million in the current nine months ended compared to $92.2 million in the prior year.

Commission and clearing fee revenues increased 4% to $75.7 million in the current nine months ended, despite a 1% decline in exchange-traded volumes, which was more than offset by a 4% increase in the average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $3.6 million in the current nine months ended compared to $2.9 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management strategy and an increase in short-term rates. This was partially offset by a 4% decrease in the average level of customer equity to $938.5 million compared to the prior year.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 6% to $15.9 million in the current nine months ended compared to $15.0 million in the prior year, as a result of a 30% increase in foreign exchange volumes as a result of market volatility.
Segment income increased to $10.4 million in the current nine months ended compared to $9.3 million in the prior year, primarily as a result of the increase in operating revenues partially offset by an increase in non-variable compensation and benefits. Variable expenses, excluding interest, as a percentage of operating revenues decreased to 74% in the current nine months ended compared to 76% in the prior year.
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
As of June 30, 2016, we had total equity capital of $415.5 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and outstanding bank loans of $211.6 million.
A substantial portion of our assets are liquid. As of June 30, 2016, approximately 96% of our assets consisted of cash; securities purchased under agreements to resell; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of June 30, 2016, we had deferred tax assets totaling $27.2 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of June 30, 2016 and September 30, 2015 was $3.4 million and $3.2 million, respectively. The valuation allowances as of June 30, 2016 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.

We incurred U.S. federal, state, and local taxable income (losses) for the years ended September 30, 2015, 2014, and 2013 of $16.5 million, ($18.4) million, and ($24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, we considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Information related to bad debt expense for the nine months ended June 30, 2016 and 2015 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of June 30, 2016 and September 30, 2015, were $6,065.9 million and $5,070.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.

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
As of June 30, 2016, $152.1 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $277.0 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2016, $19.4 million of financial instruments owned and $19.6 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2016, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. As of June 30, 2016, the current amount outstanding on the loan was $3.0 million.
As of June 30, 2016, we had four committed bank credit facilities, totaling $385.0 million, of which $208.6 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $220.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance our working capital needs. We paid debt issuance costs of $1.8 million in connection with this credit facility, which are being amortized over the thirty-six month term.

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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2016, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
We have a contingent liability relating to an acquisition completed in January 2015. See Note 11 to the Condensed Consolidated Financial Statements for additional information on this contingent liability. The contingent liability for the estimated additional discounted purchase price consideration totals $0.8 million as of June 30, 2016, and is included in

‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $0.8 million.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2016. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $268.1 million as of September 30, 2015 to $364.6 million as of June 30, 2016, a net increase of $96.5 million. Net cash of $31.8 million was used in operating activities, $12.1 million was used in investing activities and net cash of $148.9 million was provided by financing activities, of which $170.6 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $8.5 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $12.1 million in capital expenditures for property, plant and equipment in the current nine months ended, compared to $7.4 million in the prior year. The increase in capital expenditures is primarily due to the purchase of IT equipment and trade system software as well as costs of leasehold improvements.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based Financial Services Firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities trading activities. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed TBAs, and interest rate swaps. Derivative financial instruments involve varying degrees of off-statement of financial condition market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the statement of financial condition. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of June 30, 2016 and September 30, 2015, at fair value of the related financial instruments, totaling $871.6 million and $568.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2016, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2016. The totals of $871.6 million and $568.3 million include a net liability of $225.5 million and $54.1 million for derivatives, based on their fair value as of June 30, 2016 and September 30, 2015, respectively.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2016.

Marked-to-Market Revenues
Number of Days
60
50
40
30
20
10
0
2
13
58
53
40
19
3
1
1
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consists primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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
As part of this strategy, we currently hold $780 million in par value of medium term U.S. Treasury notes and $375 million in notional principal of interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is 20 months. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. During the three months ended June 30, 2016, operating revenues include unrealized gains of $2.7 million related to the change in fair value of these U.S. Treasury notes and interest rate swaps. During the nine months ended June 30, 2016, operating revenues include unrealized gains of $2.9 million related to the change in fair value of these U.S. Treasury notes and interest rate swaps.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2016, $208.6 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2016, we had $48.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
Sentinel Litigation
Prior to our July 1, 2015 merger into INTL FCStone Financial Inc., our subsidiary FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant(“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the U.S. District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million.

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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone, LLC in the U.S. District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone, LLC. FCStone, LLC filed its opposition brief and an associated motion for judgment on March 17, 2015. The trustee filed its reply briefs on April 7, 2015 and we filed our reply briefs on April 22, 2015.
On March 28, 2016, the U.S. District Court for the Northern District of Illinois entered an order in favor of FCStone, LLC (now INTL FCStone Financial Inc.) and against the trustee on the trustee’s post-petition claim, in light of the Seventh Circuit’s opinion. The same court ruled against INTL FCStone Financial and in favor of the trustee with respect to the funds held in reserve accounts.
On April 25, 2016, INTL FCStone Financial filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the trustee filed his notice of appeal from the March 28, 2016 final judgment of the district court. On April 27, 2016, the court consolidated the two appeals and directed the trustee to file an opening brief. On June 27, 2016 the trustee filed his appellate brief.
We have determined that losses related to the trustee’s appeal are neither probable nor reasonably possible.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K for the year ended September 30, 2015, other than as set forth below:
The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.
On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union, with voters approving withdrawal from the E.U. (commonly referred to as Brexit). Following the results of this referendum, the U.K. government is expected to begin discussions with the E.U. on the terms and conditions of the proposed withdrawal from the EU. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete. Our operations in the U.K. as well as our global operations could be impacted by the global economic uncertainty caused by Brexit.

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
Our common stock repurchase program activity for the three months ended June 30, 2016 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2016 to April 30, 2016	139,750	$25.85	139,750	459,944
May 1, 2016 to May 31, 2016	210,148	26.49	210,148	249,796
June 1, 2016 to June 30, 2016	—	—	—	249,796
Total	349,898	$26.23	349,898
Item 6. Exhibits

10.1
Lender Joinder Agreement entered into as of May 20, 2016 to the Credit Agreement by and among THE PRIVATEBANK AND TRUST COMPANY, INTL FCSTONE INC., and BANK OF AMERICA, N.A., as administrative agent for the Lenders.

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
INTL FCStone Inc.

Date:	August 3, 2016	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 3, 2016	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer