Form 10-K
period 2016-09-30
INTL FCSTONE INC.
filed 2016-12-14
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $400.8 million.
As of December 12, 2016, there were 18,468,751 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 23, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2016

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
PART I
Item 1. Business
Overview of Business and Strategy
We are a diversified global financial services organization providing execution, risk management and advisory services, market intelligence and clearing services across asset classes and markets around the world. Our global platform has a physical presence in key financial markets with regulatory approvals to execute both exchange-listed as well as over-the-counter instruments in the asset classes we are active in. These businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,400 employees. Our customer-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We serve more than 20,000 predominantly wholesale organizations located in more than 130 countries. Our customers include commercial customers, asset managers, introducing broker-dealers, insurance companies, brokers, institutional investors, commercial and investment banks and governmental and non-governmental organizations. We believe our customers value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard to reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization. Our recent acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses has further expanded our ability to serve customers by providing us with a clearing capability in securities markets and added approximately 50 correspondent clearing relationships with more than 120,000 accounts of which approximately 65,000 are related to the independent wealth management business. In addition, the independent wealth management business has over 500 registered representatives, providing a valuable foothold in this growing market.
We believe we are well positioned to capitalize on key trends impacting the financial services sector. Among others, these trends include the impact of increased regulation on banking institutions and other financial services providers; increased consolidation, especially of smaller sub-scale financial services providers and independent securities clearing firms; the growing importance and complexity of conducting secure cross-border transactions; and the demand among financial institutions to transact with well-capitalized counterparties.
We engage in direct sales efforts to seek new customers, with a strategy of extending our services to potential customers who are similar in size and operations to our existing customer base. In executing this plan, we intend to both target new geographic locations and expand the services offered in current locations, where there is an unmet demand for our services particularly in areas where commodity price controls have been recently lifted. In addition, in select instances we pursue small to medium sized acquisitions in which we target customer-centric organizations to expand our product offerings and/or geographic presence.
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
Capabilities
Clearing and Execution
We provide competitive and efficient clearing in all major futures and securities exchanges globally, as well as prime brokerage in all major foreign currency pairs and swap transactions. We provide “high touch” execution as well as electronic access through a wide variety of technology platforms in a number of critically important global markets. Asset and product types include listed futures and options on futures, equities, mutual funds, equity options, corporate, government and municipal bonds and unit investment trusts. We also provide global payments and treasury services in more than 175 countries to a broad array of commercial customers, including financial institutions, multi-national corporations, and governmental and charitable organizations. Finally, we provide clearing of foreign exchange transactions as well as for a wide range of over-the-counter products.
Advisory Services
We provide value-added advisory services across a variety of financial markets, including commodities, foreign currencies, interest rates, institutional asset management, and independent wealth management.
For commercial customers with exposure to commodities, foreign currencies and interest rates, we work through our proprietary Integrated Risk Management Program (“IRMP®”) to systematically identify and quantify their risks and then develop strategic plans to effectively manage these risks with a view to protecting their margins and and ultimately improving their bottom lines.
We also participate in the underwriting and trading of municipal securities in domestic markets as well as asset-backed securities in our Argentinean operations. Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products. Through our acquisition of the Sterne Agee independent wealth management business, we provide advisory services to the growing retail investor market.
Physical Trading
We trade in a variety of physical commodities, primarily precious metals, as well as select soft commodities including various agricultural oils, animal fats and feed ingredients. Through these trading activities, we have the ability to offer complex hedging structures as part of each physical contract to provide customers with enhanced price risk mitigation. We also offer customers efficient off-take or supply services, as well as logistics management.
OTC / Market-Making
We offer customers access to the over-the-counter (“OTC”)markets for virtually all traded commodities, foreign currencies and interest rates, as well as for foreign securities in the U.S. For customers with commodity price and financial risk, our customized and complex OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
By providing market-making and execution in a variety of financial products including commodity options, unlisted American Depository Receipts (“ADRs”) and Global Depository Receipts (“GDRs”), foreign ordinary shares, and foreign currencies. In addition, we are an institutional dealer in fixed income securities including United States (“U.S.”) Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities.
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

Commercial Hedging
We serve our commercial customers through our team of risk management consultants, providing a high-value-added service that we believe differentiates us from our competitors and maximizes the opportunity to retain our customers. Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific customer objectives. Our customers are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility and structured OTC products designed for customized solutions.
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the London Metals Exchange (“LME”). Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial customers who are seeking cost-effective hedging strategies. Generally, our customers direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our customers.
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
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 175 countries and 140 currencies, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing.
Our proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and we believe it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows customers to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.

Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of approximately 300 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our customers value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our customers value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a customer base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We originate, structure and place debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina) and domestic municipal securities. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
Physical Commodities
This segment consists of our physical Precious Metals trading and Physical Agricultural (“Ag”) and Energy commodity businesses. In Precious Metals, we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In our trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
Our Physical Ag & Energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. Transactions where the sale and repurchase price are fixed upon execution, and meet additional required conditions, are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Transactions where the repurchase price is not fixed upon execution do not meet all the criteria to be accounted for as product financing arrangements and therefore are recorded as commodity inventory and purchases and sales. Additionally, we engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in accounting for this price risk mitigation.
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in all major foreign currency pairs and swap transactions. Through our platform, customer orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of customers’ transactions. Clearing involves the matching of customer’ trades with the exchange, the collection and management of customer margin deposits to support the transactions, and the accounting and reporting of the transactions to customers.
As of September 30, 2016, we held $2.1 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearer’s in the securities industry, clearing for 50 correspondent clearing customers and in aggregate over 120,000 underlying individual retail securities accounts with over $12 billion in assets under management (“AUM”) as of September 30, 2016.
In addition, we believe we are one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, we provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our customers with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
Acquisition during Fiscal Year 2016
Sterne Agee
Effective July 1, 2016, we acquired all of the legacy independent brokerage and clearing businesses of Sterne Agee, LLC, a wholly-owned subsidiary of Stifel Financial Corp. Effective August 1, 2016, we acquired all of the legacy Registered Investment Advisor (“RIA”) business of Sterne Agee, LLC. Pursuant to the two stock purchase agreements, we acquired Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc.; Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. for cash consideration. The purchase price of $45.0 million represents a discount to the preliminary allocation of fair value to the net assets of the Sterne entities acquired. The $6.2 million discount in the purchase price as compared to the preliminary allocation of fair value to the net assets at closing has been reflected as a bargain purchase gain on the transaction within “gain on acquisition” in the Consolidated Income Statement for the year ended September 30, 2016.
Acquisition and Internal Subsidiary Consolidation during Fiscal Year 2015
G.X. Clarke & Co.
Effective January 1, 2015, we acquired all of the partnership interests of G.X. Clarke & Co. (“G.X. Clarke”), an SEC registered institutional dealer in fixed income securities. G.X. Clarke was based in New Jersey, transacted in U.S. Treasury, U.S. government agency and agency mortgage-backed securities, and was a member of the Financial Industry Regulatory Authority (“FINRA”) with an institutional customer base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price was equal to G.X. Clarke’s net tangible book value at closing of $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke was changed to INTL FCStone Partners L.P. Our consolidated financial statements include the operating results of INTL FCStone Partners L.P. from the date of acquisition.
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
Disposal during Fiscal Year 2014
Completed Exit of Physical Base Metals Business
During fiscal 2014 we completed our exit of physical base metals business through the sale and orderly liquidation of then-current open positions. The remaining open contract positions were fulfilled during fiscal 2014, at which time we reclassified the physical base metals activities in the financial statements as discontinued operations. We continue to operate the component of our base metals business related to non-physical assets conducted primarily through the LME.
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
We compete with a large number of firms in the exchange-traded futures and options on futures execution sector and in the OTC derivatives sector. We compete primarily on the basis of diversity and value of services offered, and to a lesser extent on price. Our competitors in the exchange-traded futures and options sector include international, national and regional brokerage firms as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors also offer OTC trading programs. In addition, there are a number of financial firms and physical commodities firms that participate in the OTC markets, both directly in competition with us and indirectly through firms like us. We compete in the OTC market by making specialized OTC transactions available to our customers in contract sizes that are smaller than those usually available from major counterparties.
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
Sterne, Agee & Leach, Inc. is a self-clearing broker-dealer which does hold customer funds and maintains deposits with the National Securities Clearing Corporation, Inc. (“NSCC”), MBS Clearing Corporation, Inc., Depository Trust & Clearing Corporation, Inc. (“DTCC”) and the Options Clearing Corporation (“OCC”).
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. The systems provide record keeping, trade reporting to exchange clearing organizations, internal risk controls, and reporting to government and regulatory entities, corporate managers, risk managers and customers. A third-party service bureau located in Hopkins, MN maintains our futures and options back office system. It has a disaster recovery site in Salem, NH.
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
The commodities industry in the U.S. is subject to extensive regulation under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”) and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. We are also a member of the Chicago Mercantile Exchange’s divisions: the Chicago Board of Trade, the New York Mercantile Exchange and COMEX, ICE Futures US, ICE Europe Ltd, the New Zealand Exchange and the Minneapolis Grain Exchange. These regulatory bodies protect customers by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters.
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
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom, regulates our subsidiary, INTL FCStone Ltd, as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of customer money and other assets which, under certain circumstances for certain classes of customers must be segregated from the firm’s own assets. INTL FCStone Ltd is a member of the LME, ICE Europe Ltd, LCH Enclear, Euronext, the European Energy Exchange, Eurex and Norexco ASA.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created a comprehensive new regulatory regime governing over-the-counter derivatives (“swaps”) and further regulations on listed derivatives. The Dodd-Frank Act also created a registration regime for new categories of market participants, such as “swap dealers”, among others. Our wholly owned subsidiary, INTL FCStone Markets, LLC is a CFTC provisionally registered swap dealer, whose business is overseen by the National Futures Association (“NFA”), the self-regulatory organization for the U.S. derivatives industry.
The Dodd-Frank Act generally introduced a framework for (i) swap data reporting and recordkeeping on counterparties and data repositories; (ii) centralized clearing for swaps, with limited exceptions for end-users; (iii) the requirement to execute swaps on regulated swap execution facilities; (iv) imposition on swap dealers to exchange margin on uncleared swaps with counterparties; and (v) the requirement to comply with new capital rules.
Effective September 2016, CFTC margin rules came into effect, imposing new requirements to exchange initial and variation margin, depending upon aggregate daily notional transactions outstanding, with an implementation period ending in 2020.  CFTC capital rules have not been finalized and therefore it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our customers and counterparties.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the European Securities and Markets Authority (“ESMA”). The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions will begin to come into force in 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. INTL FCStone Ltd complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as the Markets in Financial Instruments Directive II (“MIFID II”), for which implementation is scheduled for 2018, and the Markets in Financial Instruments Regulation (“MIFIR”). Principal areas of impact related to this directive will involve oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies and extended transaction reporting requirements.
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
Net Capital Requirements
INTL FCStone Financial is a dually registered broker-dealer/FCM and is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our customers’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital and restrict the ability of INTL FCStone Financial to make distributions to us. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations.
Sterne, Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc. are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
INTL FCStone Ltd, a Financial Services Firm regulated by the FCA is subject to a net capital requirement.
The Australian Securities and Investment Commission regulates INTL FCStone Pty. Ltd. It is subject to a net tangible asset capital requirement.
The Brazilian Central Bank and Securities and Exchange Commission of Brazil regulates INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”). It is a registered broker-dealer and is subject to a capital adequacy requirement.
The Comision Nacional de Valores regulates INTL Gainvest S.A. and INTL CIBSA S.A. and they are subject to net capital and capital adequacy requirements. The Rosario Futures Exchange and the General Inspector of Justice regulate INTL Capital, S.A. It is subject to a capital adequacy requirement.
Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2016. Additional information on these net capital and minimum net capital requirements can be found in Note 12 to the Consolidated Financial Statements.
Segregated Customer Assets
INTL FCStone Financial maintains customer segregated deposits from its customers relating to their trading of futures and options on futures on U.S. commodities exchanges held with INTL FCStone Financial, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. INTL FCStone Financial maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in customers segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from customers (“segregated liabilities”). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2016, INTL FCStone Financial maintained $51.5 million in segregated assets in excess of its segregated liabilities.
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
Sterne, Agee & Leach, Inc. maintains deposits from its customers related to its status as a self-clearing broker-dealer registered with the SEC and FINRA making it subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which specifies that under certain circumstances a broker-dealer must maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers. As of September 30, 2016, Sterne, Agee & Leach, Inc. did not have a segregated reserve account requirement.
INTL FCStone Ltd is subject to certain business rules, including those that govern the treatment of customer money and other assets which under certain circumstances for certain classes of customer must be segregated from the firm’s own assets. As of September 30, 2016, INTL FCStone Ltd was in compliance with the applicable segregated funds requirements.
Secured Customer Assets
INTL FCStone Financial maintains customer secured deposits from its customers funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with INTL FCStone Financial, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. As of September 30, 2016, INTL FCStone Financial maintained $16.4 million in secured assets in excess of its secured liabilities.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, South Korea, Hong Kong, Australia and Singapore. We established wholly owned subsidiaries in Uruguay and Nigeria but do not have offices or employees in those countries.
INTL FCStone Ltd is domiciled in the United Kingdom, and subject to regulation by the FCA.
In Argentina, the activities of INTL Gainvest S.A. and INTL CIBSA S.A. are subject to regulation by the Comision Nacional de Valores and the activities of INTL Capital, S.A. are subject to regulation by the Rosario Futures Exchange and the General Inspector of Justice.
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
Employees
As of September 30, 2016, we employed 1,464 people globally: 1,014 in the U.S., 204 in the United Kingdom, 95 in Brazil, 68 in Argentina, 38 in Singapore, 12 in Dubai, 10 in Australia, 8 in Paraguay, 8 in China, 4 in Hong Kong and 3 in Mexico. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2016 we recorded net income of $54.7 million, compared to net income of $55.7 million in fiscal 2015 and $19.3 million in fiscal 2014.
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
The manner in which we account for certain of our precious metals commodities inventory may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our precious metals commodities inventory held by subsidiaries that are not broker-dealers. Our precious metals inventory held in subsidiaries which are not broker-dealers is stated at the lower of cost or market value. We generally mitigate the price risk associated with our commodities inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP for this price risk mitigation. In such situations, any unrealized gains in our precious metals inventory in our non-broker-dealer subsidiaries are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from these business segments are subject to greater volatility than the earnings from our other business segments.
Our indebtedness could adversely affect our financial condition. As of September 30, 2016, our total consolidated indebtedness was $228.3 million, and we may increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $447.0 million, consisting of:

•	a $247.0 million facility available to INTL FCStone Inc., for general working capital requirements, committed until March 18, 2019.

•	a $75.0 million facility available to our wholly owned subsidiary, INTL FCStone Financial, for short-term funding of margin to commodity exchanges, committed until April 6, 2017.

•
a $100.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2018.

•	a $25.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges, committed until October 27, 2017.
During fiscal 2017, $75 million of our committed credit facilities are scheduled to expire. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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
Our failure to successfully integrate the operations of businesses acquired by us in the last twelve months could have a material adverse effect on our business, financial condition and operating results. Since September 30, 2015, we have acquired the Sterne Agee correspondent securities clearing and independent wealth management businesses. We will need to meet challenges to realize the expected benefits and synergies of this acquisition, including:

•	integrating the management teams, strategies, cultures, technologies and operations of the acquired companies;

•	retaining and assimilating the key personnel of acquired companies;

•	retaining existing customers of the acquired companies;

•	creating uniform standards, controls, procedures, policies and information systems; and

•
achieving revenue growth because of risks involving (1) the ability to retain customers, (2) the ability to sell the services and products of the acquired companies to the existing customers of our other business segments, and (3) the ability to sell the services and products of our other business segments to the existing customers of the acquired companies.

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
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $448.1 million in fiscal 2012 to $671.0 million in fiscal 2016.
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
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. However, our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Our risk management policies and procedures require, among other things, that we properly record and verify many thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our customers’ positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our customers’ positions and the associated risks.
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
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities and a dealer in fixed income securities, we conduct the majority of our securities transactions as principal with institutional counterparties. We clear our principal securities transactions through unaffiliated clearing brokers. Substantially all of our principal equity and debt securities are held by these clearing brokers. Our clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.
In our correspondent securities clearing and independent wealth management businesses, we permit customers to purchase securities on margin, subject to various regulatory and internal margin requirements. During periods of significant price declines, the value of collateral securing the customer’s margin loan may decline below the customers obligation to us. In the event, the customer is unable to deposit additional collateral for these margin loans, we may incur credit losses on these transactions or additional costs in attempting to secure additional collateral. While introducing broker-dealers and independent representatives are generally responsible for the credit losses of their customers, we may incur losses if they do not fulfill their obligations.
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
Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, including rapid changes in securities, commodity and foreign exchange price levels. Some of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.
In our securities and commodities businesses we rely on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We also depend on the solvency of our clearing brokers and custodians. Any failure by a clearing broker to adequately discharge its obligations on a timely basis, or insolvency of a clearing broker or custodian, or any event adversely affecting our clearing brokers or custodians, could have a material adverse effect on our business, financial condition and operating results.
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
Our net operating revenues may decrease due to changes in customer trading volumes which are dependent in large part on commodity prices and commodity price volatility. Customer trading volumes are largely driven by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets periodically experience significant price volatility. In addition to price volatility, increases in commodity prices generally lead to increased trading volume. As prices of commodities rise, especially energy prices, new participants enter the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower customer balances held on deposit, which in turn may reduce the amount of interest revenue based on these deposits.
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
In the event of employee misconduct or error, our business may be harmed. There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Employee misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that customers may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions we take to detect and prevent this activity may not be effective in all cases.
Internal or third party computer systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose customers. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties, including those used for execution and clearance of our customer’s trades and our market making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, customer error or misuse, lack of proper maintenance or monitoring and similar events. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade execution;

•	failed settlement of trades;

•	decreased customer satisfaction with our services;

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•	financial losses;

•	litigation or other customer claims; and

•	regulatory sanctions.
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
We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, MSRB, the NFA, the CME Group and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign regulators require compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices;

•	the way we communicate with, and disclose risks to customers;

•	financial and reporting requirements and practices;

•	customer identification and anti-money laundering requirements;

•	capital structure;

•	record retention; and

•	the conduct of our directors, officers and employees.
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

The regulatory environment in which we operate is subject to change. In November 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules”. These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rule changes, additional legislation or regulations, changes required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and any new or revised regulation by the SEC, the CFTC, other U.S. or foreign governmental regulatory authorities, SROs, MSRB or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs, MSRB and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
Changes that will be required in our OTC and clearing businesses may also adversely impact our cash flows and financial condition. Registration will impose substantial new requirements upon these entities including, among other things, capital and margin requirements, business conduct standards and record keeping and data reporting obligations. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. Effective September 2016, CFTC margin rules came into effect, imposing new requirements to exchange initial and variation margin, depending upon aggregate daily notional transactions outstanding, with an implementation period ending in 2020. CFTC Capital rules have not been finalized and therefore it is too early to predict with any degree of certainty how we will be affected.
The EMIR is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the ESMA. The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions will begin to come into force in 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. INTL FCStone Ltd complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as MIFID II, for which implementation is scheduled for 2018, and MIFIR. Principal areas of impact related to this directive will involve oversight of OTFs for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies and extended transaction reporting requirements.
The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.
We are subject to net capital requirements. The SEC, FINRA and the CFTC require our dually registered broker-dealer/FCM subsidiary, INTL FCStone Financial to maintain specific levels of net capital. Failure to maintain the required net capital may subject this subsidiary to suspension or revocation of registration by the SEC, and suspension or expulsion by FINRA and other regulatory bodies and may subject this subsidiary to limitations on its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which it is a member.
Sterne, Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc. are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
The FCA requires our U.K. subsidiary, INTL FCStone Ltd to maintain specific levels of net capital. Failure to maintain the required net capital may subject INTL FCStone Ltd to suspension or revocation of its registration by the FCA.
Ultimately, any failure to meet capital requirements by our dually registered broker-dealer/FCM subsidiary, our broker-dealer subsidiaries or our U.K. subsidiary could result in liquidation of the subsidiary. Failure to comply with the net capital rules could have material and adverse consequences such as limiting their operations, or restricting us from withdrawing capital from these subsidiaries.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2016, we had $2.2 billion in customer segregated assets, the majority of which are generally invested in U.S. Treasury securities and money market mutual funds. In addition, in our correspondent securities clearing business, we earn interest on customer cash held in money market mutual funds and FDIC sweep accounts. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts, and the trading prices of our common stock could decline as a result. In addition, any negative change in the public perception of the securities industry could depress our stock price regardless of our operating results.
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
We are reviewing the regulatory changes that will be introduced by MIFID II and MIFIR to assess the impact this legislation is likely to have on our U.K. business which is expected to be implemented in 2017. Among other things, the legislation will impose additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on OTFs.
The U.K.’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.
On June 23, 2016, a referendum was held in the U.K. to determine whether the country should remain a member of the European Union, with voters approving withdrawal from the E.U. (commonly referred to as “Brexit”). Following the results of this referendum, the U.K. government is expected to begin discussions with the E.U. on the terms and conditions of the proposed withdrawal from the E.U. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete. Our operations in the U.K. as well as our global operations could be impacted by the global economic uncertainty caused by Brexit.
If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2016 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; Indianapolis, Indiana; Bowling Green, Ohio; Nashville, Tennessee; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Twin Falls, Idaho; Birmingham, Alabama; Charlotte, North Carolina; Youngstown, Ohio; Mexico City, Mexico; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Patrocinio, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong, and Sydney, Australia. All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
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
The following is a summary of a significant legal matter.
Sentinel Litigation
Prior to the July 1, 2015 merger into INTL FCStone Financial, our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant (“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
On April 25, 2016, INTL FCStone Financial filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the trustee filed its notice of appeal from the March 28, 2016 final judgment of the district court. On April 27, 2016, the court consolidated the two appeals and directed the trustee to file an opening brief. On June 27, 2016 the trustee filed his appellate brief. On August 31, 2016, the Futures Industry Association, Inc. filed an amicus curiae brief in support of INTL FCStone Financial’s cross-appeal.
We have determined that losses related to the trustee’s appeal are neither probable nor reasonably possible.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2016, there were approximately 325 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2016 and 2015 were as follows:

		Price Range
		High	Low
2016:
	Fourth Quarter	$39.48	$26.38
	Third Quarter	$28.64	$25.17
	Second Quarter	$32.67	$24.87
	First Quarter	$36.02	$25.15
2015:
	Fourth Quarter	$35.22	$24.50
	Third Quarter	$37.15	$29.74
	Second Quarter	$30.44	$19.25
	First Quarter	$20.70	$16.96

Value over 5 years of $100 invested on September 30, 2011 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
250
200
150
100
50
-
2011
2012
2013
2014
2015
2016
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
On August 18, 2016, our Board of Directors authorized for fiscal 2017, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2016 and ending on September 30, 2017, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.

Our common stock repurchase program activity for the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program(1)
July 1, 2016 to July 31, 2016	—	$—	—	249,796
August 1, 2016 to August 31, 2016	—	—	—	249,796
September 1, 2016 to September 30, 2016	—	—	—	249,796
Total	—	$—	—
(1) The maximum number of shares remaining to be purchased under the program was reestablished to 1.0 million shares effective October 1, 2016.
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2016	2015	2014	2013	2012
Revenues:
Sales of physical commodities	$14,112.0	$34,089.9	$33,546.4	$42,031.2	$66,249.4
Trading gains, net	321.2	328.6	244.5	244.0	246.8
Commission and clearing fees	224.3	192.5	180.7	173.3	161.0
Consulting and management fees	42.0	42.5	42.1	35.1	27.9
Interest income	55.2	39.4	8.0	8.9	8.0
Other income	0.2	0.3	0.7	0.9	0.3
Total revenues	14,754.9	34,693.2	34,022.4	42,493.4	66,693.4
Cost of sales of physical commodities	14,083.9	34,068.9	33,531.5	42,025.2	66,245.3
Operating revenues	671.0	624.3	490.9	468.2	448.1
Transaction-based clearing expenses	129.9	122.7	108.5	110.1	105.3
Introducing broker commissions	68.9	52.7	49.9	40.5	31.0
Interest expense	28.3	17.1	10.5	7.9	5.6
Net operating revenues	443.9	431.8	322.0	309.7	306.2
Compensation and other expenses:
Compensation and benefits	263.9	251.1	201.9	198.7	197.2
Communication and data services	32.7	28.1	25.8	23.1	22.4
Occupancy and equipment rental	13.3	13.5	12.3	12.0	11.0
Professional fees	14.0	12.5	14.9	12.4	12.6
Travel and business development	11.5	10.5	9.9	10.4	10.4
Depreciation and amortization	8.2	7.2	7.3	8.0	7.2
Bad debts and impairments	4.4	7.3	5.5	0.8	1.5
Other	29.4	23.5	18.4	23.1	21.4
Total compensation and other expenses	377.4	353.7	296.0	288.5	283.7
Gain on acquisition	6.2	—	—	—	—
Income from continuing operations, before tax	72.7	78.1	26.0	21.2	22.5
Income tax expense	18.0	22.4	6.4	2.6	5.5
Net income from continuing operations	54.7	55.7	19.6	18.6	17.0
(Loss) income from discontinued operations, net of tax	—	—	(0.3)	0.7	(4.3)
Net income	54.7	55.7	19.3	19.3	12.7
Add: Net loss attributable to noncontrolling interests	—	—	—	—	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$54.7	$55.7	$19.3	$19.3	$12.8
Earnings per share:
Basic	$2.94	$2.94	$1.01	$1.01	$0.67
Diluted	$2.90	$2.87	$0.98	$0.97	$0.64
Number of shares:
Basic	18,410,561	18,525,374	18,528,302	18,443,233	18,282,939
Diluted	18,625,372	18,932,235	19,132,302	19,068,497	19,156,899
Selected Balance Sheet Information:
Total assets	$5,951.3	$5,070.0	$3,039.7	$2,848.0	$2,953.0
Lenders under loans	$182.8	$41.6	$22.5	$61.0	$218.2
Senior unsecured notes	$45.5	$45.5	$45.5	$45.5	$—
Stockholders’ equity	$433.8	$397.1	$345.4	$335.4	$313.2

	Year Ended September 30,
	2016	2015	2014	2013	2012
Other Data:
Return on average stockholders’ equity (from continuing operations) (a)	13.2%	15.0%	5.8%	5.7%	5.6%
EBITDA(b) (in millions)	$109.2	$102.4	$43.8	$37.1	$35.3
Employees, end of period	1,464	1,231	1,141	1,094	1,074
Compensation and benefits as a percentage of operating revenues	39.3%	40.2%	41.1%	42.4%	44.0%

(a)
For all periods presented, the return on average stockholders’ equity (from continuing operations) excludes the effects of discontinued operations and net loss attributable to noncontrolling interests, if any.

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

	Year Ended September 30,
(in millions)	2016	2015	2014	2013	2012
Net income from continuing operations	$54.7	$55.7	$19.6	$18.6	$17.0
Plus: interest expense	28.3	17.1	10.5	7.9	5.6
Plus: depreciation and amortization	8.2	7.2	7.3	8.0	7.2
Plus: income taxes	18.0	22.4	6.4	2.6	5.5
EBITDA	$109.2	$102.4	$43.8	$37.1	$35.3

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
Overview
INTL FCStone Inc. is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across assets classes and markets around the world. We help our customers access market liquidity, maximize profits and manage risk. We are a leader in the development of specialized financial services in commodities, securities, global payments, foreign exchange and other markets. Our revenues are derived primarily from financial products and advisory services that fulfill our customers’ real needs and provide bottom-line benefits to their businesses. We create added value for our customers by providing access to global financial markets using our industry and financial expertise, deep partner and network relationships, insight and guidance, and integrity and transparency. Our customer-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.

Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; correspondent securities clearing and independent wealth management; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,400 employees. We currently serve more than 20,000 predominantly wholesale organizations, located in more than 130 countries. Our recent acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses added approximately 50 correspondent clearing relationships with more than 120,000 accounts of which 65,000 are related to the independent wealth management business acquired.
Our customers include producers, processors and end-users of nearly all widely traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, asset managers, introducing broker-dealers, insurance companies, brokers, institutional investors and major investment banks. We believe our customers value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We believe we are well positioned to capitalize on key trends impacting the financial services sector. Among others, these trends include the impact of increased regulation on banking institutions and other financial services providers; increased consolidation, especially of smaller sub-scale financial services providers and independent securities clearing firms; the growing importance and complexity of conducting secure cross-border transactions; and the demand among financial institutions to transact with well-capitalized counterparties.
We focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain daily operations and making non-interest expenses variable, to the greatest extent possible. We report our operating segments based on services provided to customers. Our business activities are managed as operating segments and organized into reportable segments consisting of Commercial Hedging, Global Payments, Securities, Physical Commodities, and Clearing and Execution Services (“CES”). See Segment Information for a listing of our operating segment components.
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets. Most of the rules related to this regime have came into effect, however some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented. Effective September 2016, CFTC margin rules came into effect, imposing new requirements to exchange initial and variation margin, depending upon aggregate daily notional transactions outstanding, with an implementation period ending in 2020. CFTC capital rules have not been finalized and therefore it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our customers and counterparties.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the European Securities and Markets Authority (“ESMA”). Implementation of collateral obligations applicable to non-cleared OTC transactions will begin to come into force in 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. We will continue to monitor all applicable developments in the ongoing implementation of EMIR.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as the Markets in Financial Instruments Directive II (“MIFID II”), for which implementation is scheduled for 2018, and the Markets in Financial Instruments Regulation (“MIFIR”). Principal areas of impact related to this directive will involve oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies and extended transaction reporting requirements. We will continue to monitor all applicable developments in the ongoing implementation of MIFID II.

Fiscal 2016 Highlights

•	Overall operating revenues, grew 7% to $671.0 million, including record operating revenues in our Securities segment.

•	Completed the acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses in the fourth fiscal quarter of 2016.

•	Renewed and expanded our parent company three-year syndicated committed loan facility to $247.0 million and on September 15, 2016 notified the trustee of our intention to redeem our 8.5% Senior Notes.

•
Launched a financial information exchange (“FIX”) protocol for cross-border payments platform in our Global Payments segment, which we believe marks one of the first FIX offerings for cross-border payments in exotic currencies.

•	Reached an agreement with ICAP plc to acquire their Europe, Middle East and Africa (“EMEA”) oil voice brokerage business.

•	Realized a 13.2% return on equity for fiscal 2016 and grew net asset value per share to $23.56 per common share.
Executive Summary
We achieved 7% growth in operating revenues in fiscal 2016, with strong growth in our Securities, Physical Commodities and CES segments partially offset by lower Commercial Hedging and Global Payments operating revenues. Overall, segment income increased 10% while net income from continuing operations declined 7% to $72.7 million in fiscal 2016. Our Securities segment income increased $28.9 million, while Physical Commodities and CES segments added $7.5 million and $1.9 million in segment income, respectively. Segment income in the Commercial Hedging and Global Payments declined $16.9 million and $3.5 million, respectively.
Our Securities segment’s strong growth in operating performance was a result of a 87% increase in debt trading operating revenues primarily as a result of the January 1, 2015 acquisition of G.X. Clarke as well as strong performance in our Argentina operations. Operating revenues in our Physical Commodities segment increased both as a result of a $9.7 million increase in precious metals as well as a $3.6 million increase in our Physical Agricultural & Energy business. CES operating revenues increased primarily as a result of the fourth quarter acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses which collectively added $24.1 million incremental operating revenues.
The decline in our core Commercial Hedging segment income was primarily the result of a 17% decline in OTC volumes which drove a $28.8 million decline in operating revenues which was partially offset by higher exchange traded commission and clearing fee revenues and interest income.
Our Global Payments segment grew the number of payments made by 37%, however a narrowing of spreads per payment as a result of a continuing increase in lower dollar value per payment transaction volume from financial institutions more than offset the volume gains leading to the decline in operating revenues.
In the fiscal fourth quarter of 2016, the Company completed its acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee and recognized a $6.2 million bargain purchase gain on the transaction within net income from continuing operations in fiscal 2016.
In connection with the merger of our wholly owned U.S. subsidiaries in the prior year, we transferred available-for-sale securities to the trading category during the fourth quarter of fiscal 2015. The transfer resulted in $3.3 million, net of tax, of unrealized gains not previously recognized in earnings. See further discussion in our Results of Operations.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in fiscal 2016 compared to 59% in the fiscal 2015. Non-variable expenses increased 10% year-over-year, primarily as a result of incremental expenses from the acquisition of G.X. Clarke and Sterne Agee.
Selected Summary Financial Information
Discontinued Operations
During fiscal 2014, we completed the exit of the physical base metals business, that began in fiscal 2013, through the sale and orderly liquidation of then-current open positions. The physical base metals activities in the financial statements for fiscal 2014 are presented as discontinued operations. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME in our Commercial Hedging segment.

Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2016, 2015, and 2014.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses for the applicable periods, and are reported net in our consolidated income statements in “loss from discontinued operations, net of tax”.
Financial Overview
The following table shows an overview of our financial results:
Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Revenues:
Sales of physical commodities	$14,112.0	(59)%	$34,089.9	2%	$33,546.4
Trading gains, net	321.2	(2)%	328.6	34%	244.5
Commission and clearing fees	224.3	17%	192.5	7%	180.7
Consulting and management fees	42.0	(1)%	42.5	1%	42.1
Interest income	55.2	40%	39.4	393%	8.0
Other income	0.2	(33)%	0.3	(57)%	0.7
Total revenues	14,754.9	(57)%	34,693.2	2%	34,022.4
Cost of sales of physical commodities	14,083.9	(59)%	34,068.9	2%	33,531.5
Operating revenues	671.0	7%	624.3	27%	490.9
Transaction-based clearing expenses	129.9	6%	122.7	13%	108.5
Introducing broker commissions	68.9	31%	52.7	6%	49.9
Interest expense	28.3	65%	17.1	63%	10.5
Net operating revenues	443.9	3%	431.8	34%	322.0
Compensation and other expenses	377.4	7%	353.7	19%	296.0
Gain on acquisition	6.2	n/m	—	—%	—
Income from continuing operations, before tax	$72.7	(7)%	$78.1	200%	$26.0
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	99,667.4	—%	99,879.2	7%	93,566.6
OTC (contracts, 000’s)	1,380.8	(17)%	1,670.0	24%	1,342.1
Global Payments (# of payments, 000’s)	444.9	37%	325.4	70%	191.5
Gold equivalent ounces traded (000’s)	92,073.7	(27)%	126,365.5	60%	79,127.1
Equity Market-Making (gross dollar volume, millions)	$88,518.8	(10)%	$98,604.3	42%	$69,435.1
Debt Trading (gross dollar volume, millions)	$107,747.4	70%	$63,502.6	1,243%	$4,727.8
FX Prime Brokerage volume (U.S. notional, millions)	$580,426.9	29%	$449,344.1	45%	$310,297.5
Average assets under management in Argentina (U.S. dollar, millions)	$562.4	(2)%	$572.1	8%	$530.9
Average customer equity - futures and options (millions)	$1,878.7	5%	$1,788.2	—%	$1,789.9

Operating Revenues
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues for fiscal 2016 and fiscal 2015 were $671.0 million and $624.3 million, respectively. Operating revenue growth was driven by strong growth in our Securities segment, which added $45.4 million over the prior year, while the CES segment added $27.7 million in operating revenue, driven by the acquisition of the Sterne Agee businesses which added an incremental $24.1 million. In addition, the Physical Commodities segment added $13.5 million over the prior year. This growth was partially offset by $26.3 million and $3.9 million declines in operating revenues in our Commercial Hedging and Global Payments segments, respectively.
Operating revenues in our Commercial Hedging segment decreased 10% in fiscal 2016 to $236.1 million with a $2.2 million increase in exchange-traded revenues to $131.6 million being more than offset by a $28.8 million decline in OTC revenues to $82.2 million in fiscal 2016. Growth in the domestic grain markets and in our London operations drove a 10% increase in exchange-traded volumes. Lower OTC revenues were a result of a 17% decline in volumes, primarily as a result of lower customer volumes in the domestic and Latin American agricultural markets as well as the effect of lower energy prices and volatility.
Operating revenues in our Securities segment increased 35% in fiscal 2016 to $175.2 million, primarily as a result of a $42.3 million increase in our Debt Trading product line, primarily as a result of the acquisition of G.X. Clarke which was effective January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of fiscal 2015. In addition, the business acquired showed strong growth in fiscal 2016, outperforming the similar period in the prior year. Strong performance in our Argentine operations also contributed to growth in debt trading operating revenues as well as in asset management. Investment banking operating revenues declined $5.8 million following management’s decision to exit the domestic investment banking business.
Operating revenues in our Global Payments segment declined 5% in fiscal 2016 to $73.2 million compared to the prior year, as a 37% increase in the number of global payments made was more than offset by a narrowing of spreads as a result of a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Physical Commodity segment operating revenues increased 58% to $36.6 million in fiscal 2016 as a result of a $9.7 million increase in Precious Metals operating revenues, as well as a $3.6 million increase in Physical Ag & Energy operating revenues.
Operating revenues in our CES segment increased 22% in fiscal 2016 to $151.1 million. Exchange-traded Futures & Options operating revenues increased $4.2 million to $106.1 million, while Foreign Exchange Prime Brokerage operating revenues declined $0.6 million to $20.9 million. The addition of the Sterne Agee correspondent securities clearing and independent wealth management businesses added $24.1 million in incremental operating revenues.
Interest income increased $15.8 million to $55.2 million in fiscal 2016 compared to fiscal 2015, primarily driven by a $14.9 million increase in our Debt Trading business. In addition, average customer equity in the exchange traded futures and options portions of our Commercial Hedging and CES segments increased 5% to $1.9 billion in fiscal 2016 compared to fiscal 2015, which combined with an increase in short term interest rates and the continued implementation of our interest rate management program, resulted in an aggregate $2.9 million increase in interest income in the exchange traded futures and options portions of these segments.
The July 1, 2015 transfer of securities from available-for-sale investments, at fair value, to the trading category resulted in a $5.4 million of pre-tax unrealized gains not previously recognized in earnings being included in operating revenues during the fourth quarter of fiscal 2015. See the discussion of operating revenues for the Year Ended September 30, 2015 Compared to Year Ended September 30, 2014 for details of this transfer. In addition, operating revenues for fiscal 2015 included a $1.2 million pre-tax gain on the sale of common stock held in the Intercontinental Exchange, Inc.
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
Physical Commodity segment operating revenues increased 13% to $23.2 million in fiscal 2015 as a result of a 60% increase in the number of ounces traded in precious metals, which was partially offset by a decrease of customer activity in the Physical Ag & Energy commodity product line.
Operating revenues in our CES segment increased 9% in fiscal 2015 to $123.4 million. Exchange-traded Futures & Options operating revenues increased 2% to $101.9 million, while operating revenues in our Foreign Exchange Prime Brokerage product line increased $7.4 million to $21.5 million in fiscal 2015 as a result of increased market volatility in foreign exchange markets.
Interest income increased $31.4 million to $39.4 million in fiscal 2015 compared to fiscal 2014, and was significantly impacted by the acquisition of G.X. Clarke, which added $19.6 million in interest income during the nine months following the acquisition effective January 1, 2015. In addition, while average customer equity was relatively flat with the prior year, the continued implementation of our interest rate management program, resulted in an aggregate $5.2 million increase in interest income in our Commercial Hedging and CES segments.
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
In connection with the merger of wholly owned subsidiaries, the Company transferred its remaining available-for-sale investments, at fair value, to the trading category in accordance with the accounting requirements for broker-dealers. The July 1, 2015 transfer of securities resulted in $5.4 million of pre-tax unrealized gains not previously recognized in earnings being included in operating revenues during the fourth quarter of fiscal 2015. In addition, operating revenues for fiscal 2015 included a $1.2 million pre-tax gain on the sale of common stock held in the Intercontinental Exchange, Inc.
Interest and Transactional Expenses
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 6% to $129.9 million in fiscal 2016 compared to $122.7 million in fiscal 2015, and were 19% of operating revenues in fiscal 2016 compared to 20% in fiscal 2015. The increase in expense is primarily related to increased activity across our Exchange-traded Futures & Options, Debt Trading, LME Metals and Global Payments components, as well as higher operational costs associated with required regulatory transactional reporting.
Introducing broker commissions: Introducing broker commissions increased 31% to $68.9 million in fiscal 2016 compared to $52.7 million in fiscal 2015, and were 10% of operating revenues in fiscal 2016 compared to 8% in fiscal 2015. The increase in expense is primarily related to our acquisition of the independent wealth management business of Sterne Agee at the beginning of our fourth fiscal quarter, which added an incremental $14.7 million. Also, introducing broker commissions increased in our Debt Trading business in Argentina, and we had higher broker commissions in our Investment Banking component as we completed our exit of the domestic investment banking business. These increases were partially offset by lower costs in our Global Payments segment activity.
Interest expense: Interest expense increased 65% to $28.3 million in fiscal 2016 compared to $17.1 million in fiscal 2015. The increase in interest expense is primarily related to the fixed income trading activities from our Rates Division, acquired on January 1, 2015, which resulted in higher interest expense of $7.4 million. Additionally, higher average borrowings outstanding on the credit facilities available for working capital needs and financing of physical commodities resulted in increased expense.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 13% to $122.7 million in fiscal 2015 compared to $108.5 million in fiscal 2014, and were 20% of operating revenues in fiscal 2015 compared to 22% in fiscal 2014. The increase in expense is primarily related to higher exchange clearing costs in our CES and LME Metals activities resulting from increased contract volumes. Additionally, increases in our Global Payments and Equity Market-Making operating revenues resulted in higher transactional charges.
Introducing broker commissions: Introducing broker commissions increased 6% to $52.7 million in fiscal 2015 compared to $49.9 million in fiscal 2014, and were 8% of operating revenues in fiscal 2015 compared to 10% in fiscal 2014. The increase in expense is primarily due to increased activity in our Financial Ag & Energy and Global Payments components, while the decrease in the percentage of introducing broker commissions to operating revenues is a result of increased non-introducing broker sourced revenues, including interest income.
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
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Net operating revenues increased $12.1 million, or 3%, to $443.9 million in fiscal 2016 compared to $431.8 million in fiscal 2015.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Net operating revenues increased $109.8 million, or 34%, to $431.8 million in fiscal 2015 compared to $322.0 million in fiscal 2014.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$126.5	10%	$115.3	7%	$108.0
Variable compensation and benefits	137.4	1%	135.8	45%	93.9
	263.9	5%	251.1	24%	201.9
Other non-compensation expenses:
Communication and data services	32.7	16%	28.1	9%	25.8
Occupancy and equipment rental	13.3	(1)%	13.5	10%	12.3
Professional fees	14.0	12%	12.5	(16)%	14.9
Travel and business development	11.5	10%	10.5	6%	9.9
Depreciation and amortization	8.2	14%	7.2	(1)%	7.3
Bad debts and impairments	4.4	(40)%	7.3	33%	5.5
Other expense	29.4	25%	23.5	28%	18.4
	113.5	11%	102.6	9%	94.1
Total compensation and other expenses	$377.4	7%	$353.7	19%	$296.0

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Compensation and Other Expenses: Compensation and other expenses increased $23.7 million, or 7%, to $377.4 million in fiscal 2016 compared to $353.7 million in fiscal 2015.
Compensation and Benefits: Total compensation and benefits expenses increased 5% to $263.9 million in fiscal 2016 compared to $251.1 million in fiscal 2015. Total compensation and benefits were 39% of operating revenues in fiscal 2016 compared to 40% of operating revenues in fiscal 2015. The variable portion of compensation and benefits increased 1% to $137.4 million in fiscal 2016 compared to $135.8 million in fiscal 2015. Variable compensation and benefits were 31% of net operating revenues in fiscal 2016 compared to 31% in fiscal 2015. Administrative, centralized operations and executive incentive compensation was $28.7 million in fiscal 2016 compared to $25.1 million in fiscal 2015, primarily related to incremental expense from a full year of cost in regard to the acquisition of the Rates Division in January 2015 and one quarter of cost related to the acquired correspondent clearing and independent wealth management businesses of Sterne Agee in July 2016.
The fixed portion of compensation and benefits increased 10% to $126.5 million in fiscal 2016 compared to $115.3 million in fiscal 2015. Non-variable salaries increased $6.4 million, or 7%, primarily due to incremental costs from the acquisitions of the Rates Division and businesses of Sterne Agee, and additional headcount increases across certain front office and administrative departments. Employee benefits, excluding share-based compensation, increased $3.2 million in fiscal 2016, primarily due to higher employer payroll, health care and retirement costs, as well as higher temporary personnel costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $5.1 million in fiscal 2016 compared to $3.6 million in fiscal 2015. The number of employees increased 19% to 1,464 at the end of fiscal 2016 compared to 1,231 at the end of fiscal 2015.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 11% to $113.5 million in fiscal 2016 compared to $102.6 million in fiscal 2015. Communication and data services expenses increased $4.6 million, primarily due to increases in market information and trade system expenses across various business activities, as well as incremental costs from the acquisition of the Sterne businesses. Professional fees increased $1.5 million, primarily due to higher consultancy costs related to direct business, operational and administrative activities, partially offset by lower legal service costs. Travel and business development fees increased $1.0 million, primarily within our Commercial Hedging and Securities segments as well as incremental costs from the acquired businesses. Depreciation and amortization increased $1.0 million, primarily related to higher software depreciation. Other expense increased $5.9 million, primarily as a result of the costs of holding our internal bi-annual global sales meeting in fiscal 2016 as well as higher non-trading hardware costs, hosted customer conference costs, recruiting costs and incremental costs from the acquired businesses.
Bad debts and impairments decreased $2.9 million year-over-year. During fiscal 2016, bad debts were $4.4 million, primarily related to $3.6 million of customer deficits in our Commercial Hedging segment, $0.4 million of uncollectible customer receivables in our Physical Ag & Energy component of our Physical Commodities segment and $0.4 million of uncollectible service fees and notes in our Securities segment. During fiscal 2015, bad debts were $7.3 million, primarily related to $2.8 million of customer receivables in our Physical Ag & Energy component, $2.3 million of OTC customer deficits and $0.6 million of LME Metals customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition.
Gain on Acquisition: In the fiscal fourth quarter of 2016, the Company completed its acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee. The purchase price of $45.0 million represents a discount to the preliminary allocation of fair value to the net assets of the Sterne entities. The $6.2 million discount in the purchase price as compared to the preliminary allocation of fair value to the net assets at closing has been reflected as a gain on acquisition in the Consolidated Income Statement for fiscal 2016.
Provision for Taxes: The effective income tax rate on income from continuing operations was 25% in fiscal 2016 compared to 29% in fiscal 2015, and was impacted by the bargain purchase gain on the acquired businesses from Sterne Agee during fiscal 2016. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
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
Other Non-Compensation Expenses: Other non-compensation expenses increased by 9% to $102.6 million in fiscal 2015 compared to $94.1 million in fiscal 2014. Communication and data services expenses increased $2.3 million, primarily due to increases in market information expenses related to incremental costs from the acquisition of G.X. Clarke and expansion of our Financial Ag & Energy business activities. Professional fees decreased $2.4 million, primarily due to lower legal, consultancy, and service costs.
Bad debts and impairments increased $1.8 million year-over-year. During fiscal 2015, bad debts were $7.3 million, primarily related to $2.8 million of customer receivables in our Physical Ag & Energy component of our Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition. During fiscal 2014, bad debts were $5.5 million, net of recoveries of $0.2 million, including $3.8 million in our Commercial Hedging segment, primarily related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag & Energy customers. Additionally, we recorded bad debts of $0.9 million in our Physical Commodities segment related to renewable fuels activity in our Physical Ag & Energy component, and $0.7 million in our Securities segment primarily related to a charge-off of uncollectible service fees.
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

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$45.4	24%	$36.7	5%	$34.8
Variable compensation and benefits	26.5	15%	23.1	89%	12.2
	71.9	20%	59.8	27%	47.0
Other non-compensation expenses:
Communication and data services	6.0	33%	4.5	5%	4.3
Occupancy and equipment rental	13.2	(1)%	13.4	10%	12.2
Professional fees	7.8	3%	7.6	(20)%	9.5
Travel and business development	2.4	4%	2.3	5%	2.2
Depreciation and amortization	6.7	16%	5.8	(6)%	6.2
Bad debts and impairments	—	(100)%	1.1	n/m	—
Other expense	19.7	11%	17.8	35%	13.2
	55.8	6%	52.5	10%	47.6
Total compensation and other expenses	$127.7	14%	$112.3	19%	$94.6
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Total unallocated costs and other expenses increased $15.4 million to $127.7 million in fiscal 2016 compared to $112.3 million in fiscal 2015. Compensation and benefits increased $12.1 million, or 20% to $71.9 million in fiscal 2016 compared to $59.8 million in fiscal 2015.
During fiscal 2016, the increase in fixed and variable compensation and benefits is primarily related to the incremental costs from the acquisitions of G.X. Clarke and the correspondent clearing and independent wealth management businesses from Sterne Agee, higher management incentives earned in Argentina and expansion of our information technology department. The increase in communication and data services is primarily due to increased market information costs. The increase in other expense is primarily related to higher centralized operations costs and costs of holding our internal bi-annual global sales meeting during fiscal 2016. Excluding the incremental unallocated costs from the acquisitions of G.X. Clarke and the correspondent clearing and independent wealth management businesses from Sterne Agee, total compensation and other expenses increased 10% over the prior year.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Total unallocated costs and other expenses increased $17.7 million to $112.3 million in fiscal 2015 compared to $94.6 million in fiscal 2014. Compensation and benefits increased $12.8 million, or 27% to $59.8 million in fiscal 2015 compared to $47.0 million in fiscal 2014.
During fiscal 2015, the increase in variable compensation and benefits was primarily related to our improved financial performance over the prior year and the incremental costs from the acquisition of G.X. Clarke. The decrease in professional fees was primarily due to lower legal and consultancy costs related to legal and regulatory matters over the prior year. The increase in other expense was primarily related to the previously discussed change in the revaluation of contingent liabilities related to certain business combinations. Excluding the impacts of the revaluation of contingent liabilities and the incremental unallocated costs from the acquisition of G.X. Clarke, total compensation and other expenses increased 7% over the prior year.

Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2016	% of Total	2015	% of Total	2014	% of Total
Variable compensation and benefits	$137.4	24%	$135.8	26%	$93.9	21%
Transaction-based clearing expenses	129.9	23%	122.7	23%	108.5	24%
Introducing broker commissions	68.9	11%	52.7	10%	49.9	11%
Total variable expenses	336.2	58%	311.2	59%	252.3	56%
Fixed compensation and benefits	126.5	22%	115.3	22%	108.0	24%
Other fixed expenses	109.1	19%	95.3	18%	88.6	19%
Bad debts and impairments	4.4	1%	7.3	1%	5.5	1%
Total non-variable expenses	240.0	42%	217.9	41%	202.1	44%
Total non-interest expenses	$576.2	100%	$529.1	100%	$454.4	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2016, 2015, and 2014.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 58% in fiscal 2016, 59% in fiscal 2015 and 56% in fiscal 2014.
Segment Information
Our business activities are managed as operating segments and organized into reportable segments as follows:

INTL FCStone Inc.

Commercial Hedging	Global Payments	Securities	Physical Commodities	Clearing and Execution Services
Components:	Component:	Components:	Components:	Components:
- Financial Ag & Energy	- Global Payments	- Equity Market- Making	- Precious Metals	- Exchange-traded Futures & Options
- LME Metals		- Debt Trading	- Physical Ag & Energy	- FX Prime Brokerage
		- Investment Banking		- Correspondent Clearing
		- Asset Management		- Independent Wealth Management
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2016	% of Operating Revenues	2015	% of Operating Revenues	2014	% of Operating Revenues
Revenues:
Sales of physical commodities	$14,112.0		$34,089.9		$33,546.4
Trading gains, net	318.7		322.3		244.7
Commission and clearing fees	224.2		192.5		180.7
Consulting and management fees	41.0		42.5		42.1
Interest income	60.2		37.5		11.4
Other	—		—		0.2
Total revenues	14,756.1		34,684.7		34,025.5
Cost of sales of physical commodities	14,083.9		34,068.9		33,531.5
Operating revenues	672.2	100%	615.8	100%	494.0	100%
Transaction-based clearing expenses	126.8	19%	121.0	20%	107.8	22%
Introducing broker commissions	68.9	10%	52.7	9%	49.9	10%
Interest expense	20.8	3%	10.8	2%	5.4	1%
Net operating revenues	455.7		431.3		330.9
Variable direct compensation and benefits	108.7	16%	110.7	18%	81.7	17%
Net contribution	347.0		320.6		249.2
Non-variable direct expenses	141.0	21%	132.5	22%	120.4	24%
Segment income	$206.0		$188.1		$128.8
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
The net contribution of all our business segments increased 8% to $347.0 million in fiscal 2016 compared to $320.6 million in fiscal 2015. Segment income increased 10% to $206.0 million in fiscal 2016 compared to $188.1 million in fiscal 2015.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
The net contribution of all our business segments increased 29% to $320.6 million in fiscal 2015 compared to $249.2 million in fiscal 2014. Segment income increased 46% to $188.1 million in fiscal 2015 compared to $128.8 million in fiscal 2014.
Commercial Hedging
We serve our commercial customers through our team of risk management consultants, providing a high-value-added service that we believe differentiates us from our competitors and maximizes the opportunity to retain our customers. Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific customer objectives. Our customers are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the LME. Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial customers who are seeking cost-effective hedging strategies. Generally, our customers direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our customers.

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	118.7	(22)%	152.3	23%	124.3
Commission and clearing fees	95.1	8%	88.0	10%	79.9
Consulting and management fees	13.8	(9)%	15.1	(4)%	15.7
Interest income	8.5	21%	7.0	71%	4.1
Other	—	—	—	—	—
Total revenues	236.1	(10)%	262.4	17%	224.0
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	236.1	(10)%	262.4	17%	224.0
Transaction-based clearing expenses	27.9	1%	27.6	10%	25.0
Introducing broker commissions	19.6	(2)%	19.9	9%	18.2
Interest expense	0.4	100%	0.2	(33)%	0.3
Net operating revenues	188.2	(12)%	214.7	19%	180.5
Variable direct compensation and benefits	53.8	(15)%	63.0	32%	47.9
Net contribution	134.4	(11)%	151.7	14%	132.6
Non-variable direct expenses	65.7	(1)%	66.1	1%	65.3
Segment income	$68.7	(20)%	$85.6	27%	$67.3
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$69.6	12%	$62.0	7%	$57.9
Energy and renewable fuels	5.7	(16)%	6.8	19%	5.7
LME metals	49.5	(6)%	52.8	37%	38.6
Other	6.8	(13)%	7.8	10%	7.1
	$131.6	2%	$129.4	18%	$109.3
Selected data:
Futures and options (contracts, 000’s)	22,810.2	10%	20,686.1	16%	17,827.2
Average rate per contract	$5.66	(8)%	$6.16	2%	$6.04
Average customer equity - futures and options (millions)	$923.6	9%	$844.8	(4)%	$878.2

	OTC
	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$52.9	(23)%	$68.3	24%	54.9
Energy and renewable fuels	19.4	(42)%	33.3	3%	32.4
Other	9.9	5%	9.4	24%	7.6
	$82.2	(26)%	$111.0	17%	94.9
Selected data:
Volume (contracts, 000’s)	1,380.8	(17)%	1,670.0	24%	1,342.1
Average rate per contract	$57.50	(10)%	$64.19	(6)%	$68.25
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues decreased 10% to $236.1 million in fiscal 2016 compared to $262.4 million in fiscal 2015. Exchange-traded revenues increased 2% to $131.6 million in fiscal 2016, resulting primarily from growth in the domestic grain markets as well as growth in our London operations. Those increases were tempered by declines in LME metals and energy markets. Overall exchange-traded contract volume increased 10%, while the average rate per contract decreased to $5.66.

OTC revenues decreased 26% to $82.2 million in fiscal 2016 as OTC volumes decreased 17% to 1.4 million contracts in fiscal 2016 compared to 1.7 million in fiscal 2015. The OTC volume decline was primarily driven by lower customer volumes in the domestic and Latin American agricultural markets. In addition, the effect of lower energy prices and volatility resulted in a decline in energy and renewable fuels OTC revenues. In addition, we experienced lower spreads across virtually all commodity sectors leading to a 10% decline in the average rate per contract.
Consulting and management fees decreased 9% to $13.8 million in fiscal 2016 compared to $15.1 million in fiscal 2015 while interest income, which remains constrained by low short-term interest rates, increased 21%, to $8.5 million in fiscal 2016 compared to $7.0 million in fiscal 2015. The increase in interest income is driven by a 9% increase in average customer equity as well as an increase in short term interest rates.
Segment income decreased 20% to $68.7 million in fiscal 2016 compared to $85.6 million in fiscal 2015, driven by the decline in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 43% in fiscal 2016 compared to 42% in fiscal 2015.
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
Consulting and management fees decreased 4% to $15.1 million in fiscal 2015 compared to fiscal 2014 while interest income, which was constrained by low short-term interest rates, increased 71%, to $7.0 million in fiscal 2015 compared to $4.1 million in fiscal 2014. The increase in interest income is driven by the implementation of our interest rate management program which includes an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position, which was partially offset by a 4% decrease in average customer equity.
Segment income increased 27% to $85.6 million in fiscal 2015 compared to $67.3 million in fiscal 2014, driven by the increase in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 42% in fiscal 2015 compared to 41% in fiscal 2014.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 175 countries and 140 currencies, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing.
Our proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and we believe it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows customers to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of approximately 300 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our customers value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	71.1	(6)%	75.4	40%	54.0
Commission and clearing fees	2.1	31%	1.6	23%	1.3
Consulting and management fees	—	—	—	—	—
Interest income	—	(100)%	0.1	—%	0.1
Other	—	—	—	—	—
Total revenues	73.2	(5)%	77.1	39%	55.4
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	73.2	(5)%	77.1	39%	55.4
Transaction-based clearing expenses	4.3	23%	3.5	35%	2.6
Introducing broker commissions	3.5	(30)%	5.0	16%	4.3
Interest expense	0.1	—%	0.1	(67)%	0.3
Net operating revenues	65.3	(5)%	68.5	42%	48.2
Variable direct compensation and benefits	13.1	(6)%	14.0	32%	10.6
Net contribution	52.2	(4)%	54.5	45%	37.6
Non-variable direct expenses	12.4	11%	11.2	20%	9.3
Segment income	$39.8	(8)%	$43.3	53%	$28.3
Selected data:
Global Payments (# of payments, 000’s)	444.9	37%	325.4	70%	191.5
Average revenue per trade	$164.53	(31)%	$236.94	(18)%	$289.30
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues decreased 5% to $73.2 million in fiscal 2016 compared to $77.1 million in fiscal 2015. The volume of payments made increased by 37%, as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was more than offset by a 31% decrease in the average revenue per trade.
Segment income decreased 8% to $39.8 million in fiscal 2016 compared to $43.3 million in fiscal 2015. The decrease primarily resulted from the lower operating revenues as well as a $1.2 million increase in non-variable expenses including compensation and related benefits as well as trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues was 29% in fiscal 2016 which was flat with fiscal 2015.
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
Securities
We provide value-added solutions that facilitate cross-border trading and believe our customers value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.

We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a customer base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We originate, structure and place debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina) and domestic municipal securities. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	108.6	43%	76.1	44%	52.8
Commission and clearing fees	10.7	81%	5.9	127%	2.6
Consulting and management fees	17.5	(27)%	24.0	12%	21.5
Interest income	38.4	61%	23.8	644%	3.2
Other	—	—	—	(100)%	0.2
Total revenues	175.2	35%	129.8	62%	80.3
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	175.2	35%	129.8	62%	80.3
Transaction-based clearing expenses	26.1	10%	23.7	37%	17.3
Introducing broker commissions	11.8	39%	8.5	49%	5.7
Interest expense	15.4	71%	9.0	233%	2.7
Net operating revenues	121.9	38%	88.6	62%	54.6
Variable direct compensation and benefits	24.4	15%	21.2	55%	13.7
Net contribution	97.5	45%	67.4	65%	40.9
Non-variable direct expenses	28.1	4%	26.9	35%	19.9
Segment income	$69.4	71%	$40.5	93%	$21.0
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Operating revenues by product line (in millions):
Equity Market-Making	$62.4	8%	$57.7	44%	$40.2
Debt Trading	90.9	87%	48.6	191%	16.7
Investment Banking	3.7	(61)%	9.5	1%	9.4
Asset Management	18.2	30%	14.0	—%	14.0
	$175.2	35%	$129.8	62%	$80.3
Selected data:
Equity Market-Making (gross dollar volume, millions)	$88,518.8	(10)%	$98,604.3	42%	$69,435.1
Equity Market-Making revenue per $1,000 traded	$0.70	19%	$0.59	2%	$0.58
Debt Trading (principal dollar volume, millions)	$107,747.4	70%	$63,502.6	1,243%	$4,727.8
Debt Trading revenue per $1,000 traded	$0.84	9%	$0.77	(78)%	$3.53
Average assets under management in Argentina (millions)	$562.4	(2)%	$572.1	8%	$530.9
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues increased 35% to $175.2 million in fiscal 2016 compared to $129.8 million in fiscal 2015.
Operating revenues from Equity Market-Making increased 8%, to $62.4 million in fiscal 2016 compared to fiscal 2015, despite a 10% decline in the gross dollar volume traded, as favorable market conditions drove an increase in the average revenue per $1,000 traded.
Operating revenues from Debt Trading increased 87% to $90.9 million in fiscal 2016 compared to fiscal 2015. The increase in operating revenues was a result of the acquisition of G.X. Clarke, which was effective on January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of fiscal 2015, as well as strong performance in Argentina as the result of the market conditions following the devaluation of the Argentine peso. Investment Banking operating revenues declined 61% in fiscal 2016 compared to fiscal 2015, resulting primarily from management’s decision to exit the domestic investment banking business. Asset Management revenues in fiscal 2016 increased 30% to $18.2 million in fiscal 2016 versus $14.0 million in fiscal 2015. Average assets under management were $562.4 million in fiscal 2016 compared to $572.1 million in fiscal 2015.
Segment income increased 71% to $69.4 million in fiscal 2016 compared to $40.5 million in fiscal 2015 primarily as a result of the increase in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 36% in fiscal 2016 compared to 41% in fiscal 2015, as the G.X. Clarke business has a relatively low level of transaction-based clearing expenses.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 62% to $129.8 million in fiscal 2015 compared to $80.3 million in fiscal 2014.
Operating revenues from Equity Market-Making increased 44%, to $57.7 million in fiscal 2015 compared to fiscal 2014, as favorable market conditions drove a 42% increase in the gross dollar volume traded, while the average revenue per $1,000 traded was relatively flat with the prior year.
Operating revenues from Debt Trading increased 191% to $48.6 million in fiscal 2015 compared to fiscal 2014. The increase in operating revenues resulted from the acquisition of G.X. Clarke, which added an incremental $31.4 million in operating revenues. Investment Banking operating revenues increased 1% in fiscal 2015 compared to fiscal 2014, while Asset Management revenues in fiscal 2015 were flat compared to fiscal 2014. Average assets under management were $572.1 million in fiscal 2015 compared to $530.9 million in fiscal 2014.
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
Physical Commodities
This segment consists of our physical Precious Metals trading and Physical Ag & Energy commodity businesses. In Precious Metals, we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In our trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
Our Physical Ag & Energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. Transactions where the sale and repurchase price are fixed upon execution, and meet additional required conditions, are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Transactions where the repurchase price is not fixed at execution do not meet all the criteria to be accounted for as product financing arrangements, and therefore are recorded as commodity inventory, purchases and sales. Additionally, we engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
During 2015, we transitioned the portion of our Precious Metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our U.K. based broker-dealer subsidiary, INTL FCStone Ltd, which is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. This transfer resulted in a change in the valuation of precious metals inventory held by INTL FCStone Ltd, as well as a change in the presentation of INTL FCStone Ltd’s precious metals sales and cost of sales to a net basis. See Note 1 of the Consolidated Financial Statements for further information.
Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis. In our Physical Ag and Energy commodity business, we value our inventory at net realizable value, which approximates fair value less disposal costs. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Revenues generated from our Physical Ag and Energy commodity business are recorded on a gross basis.
Operating revenues and losses from our Precious Metals commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Operating revenues and losses from our Physical Ag and Energy commodity business are included in ‘cost of sales of physical commodities’ in the consolidated income statements. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. Management continues to evaluate performance and allocate resources on an operating revenue basis.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Revenues:
Sales of physical commodities	$14,112.0	(59)%	$34,089.9	2%	$33,546.4
Trading gains, net	(0.7)	(77)%	(3.0)	500%	(0.5)
Commission and clearing fees	1.0	100%	0.5	(17)%	0.6
Consulting and management fees	1.2	(33)%	1.8	(42)%	3.1
Interest income	7.0	150%	2.8	12%	2.5
Other	—	—	—	—	—
Total revenues	14,120.5	(59)%	34,092.0	2%	33,552.1
Cost of sales of physical commodities	14,083.9	(59)%	34,068.9	2%	33,531.5
Operating revenues	36.6	58%	23.1	12%	20.6
Transaction-based clearing expenses	0.7	75%	0.4	(33)%	0.6
Introducing broker commissions	0.5	67%	0.3	(25)%	0.4
Interest expense	3.9	225%	1.2	(29)%	1.7
Net operating revenues	31.5	49%	21.2	18%	17.9
Variable direct compensation and benefits	8.1	88%	4.3	13%	3.8
Net contribution	23.4	38%	16.9	20%	14.1
Non-variable direct expenses	10.1	(9)%	11.1	35%	8.2
Segment income	$13.3	129%	$5.8	(2)%	$5.9
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Total revenues	$13,674.2	(60)%	$33,816.4	9%	$31,142.5
Cost of sales of physical commodities	13,650.3	(60)%	33,802.2	9%	31,131.4
Operating revenues	$23.9	68%	$14.2	28%	$11.1
Selected data:
Gold equivalent ounces traded (000’s)	92,073.7	(27)%	126,365.5	60%	79,127.1
Average revenue per ounce traded	$0.26	136%	$0.11	(21)%	$0.14

	Physical Ag & Energy
	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Total revenues	$446.3	62%	$275.6	(18)%	$337.7
Cost of sales of physical commodities	433.6	63%	266.6	(19)%	328.2
Operating revenues	$12.7	41%	$9.0	(5)%	$9.5
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues increased 58% to $36.6 million in fiscal 2016 compared to $23.1 million in fiscal 2015.
Precious metals operating revenues increased 68% to $23.9 million in fiscal 2016 compared to $14.2 million in fiscal 2015. Operating revenues increased despite a 27% decline in the number of ounces traded, as market volatility increased, partially as a result of the Brexit vote, drove a widening of spreads.
Operating revenues in Physical Ag & Energy increased 41% to $12.7 million in fiscal 2016 compared to $9.0 million in fiscal 2015. The increase in operating revenues is primarily due an increase in volumes in our physical fats & oils, energy and coal activities.

Segment income increased 129% to $13.3 million in fiscal 2016 compared to $5.8 million in fiscal 2015, primarily as a result of the increase in operating revenues as well a $1.0 million decline in non-variable direct expenses which includes both fixed expenses and bad debt expense. Bad debt expense declined $2.4 million in fiscal 2016 as compared to fiscal 2015, which was partially offset by a $0.8 million increase in operational expenses. Variable expenses expressed as a percentage of operating revenues increased to 25% in fiscal 2016 compared to 22% in fiscal 2015, primarily drive by higher variable compensation.
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
Operating revenues in Physical Ag & Energy decreased 5% to $9.0 million in fiscal 2015 compared to $9.5 million in fiscal 2014. The decrease in operating revenues is primarily due to a decline in commercial commodity-related financing transactions.
Segment income decreased 2% to $5.8 million in fiscal 2015 compared to $5.9 million in fiscal 2014, and primarily resulted from the decline in operating revenues and a $2.8 million increase in bad debt expense in Physical Ag & Energy, related to a customer in the renewable fuels industry. Variable expenses expressed as a percentage of operating revenues decreased to 22% in fiscal 2015 compared to 23% in fiscal 2014.
Clearing and Execution Services
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in all major foreign currency pairs and swap transactions. Through our platform, customer orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of customer transactions. Clearing involves the matching of customer trades with the exchange, the collection and management of customer margin deposits to support the transactions, and the accounting and reporting of the transactions to customers.
As of September 30, 2016, we held $2.1 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearers in the securities industry, clearing for 50 correspondent clearing customers and in aggregate over 120,000 underlying individual retail securities accounts with over $12 billion in AUM as of September 30, 2016.
In addition, we believe we are one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, we provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our customers with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2016	% Change	2015	% Change	2014
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	21.0	(2)%	21.5	52%	14.1
Commission and clearing fees	115.3	19%	96.5	—%	96.3
Consulting and management fees	8.5	431%	1.6	(11)%	1.8
Interest income	6.3	66%	3.8	153%	1.5
Other	—	—	—	—	—
Total revenues	151.1	22%	123.4	9%	113.7
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	151.1	22%	123.4	9%	113.7
Transaction-based clearing expenses	67.8	3%	65.8	6%	62.3
Introducing broker commissions	33.5	76%	19.0	(11)%	21.3
Interest expense	1.0	233%	0.3	(25)%	0.4
Net operating revenues	48.8	27%	38.3	29%	29.7
Variable direct compensation and benefits	9.3	13%	8.2	44%	5.7
Net contribution	39.5	31%	30.1	25%	24.0
Non-variable direct expenses	24.7	44%	17.2	(3)%	17.7
Segment income	$14.8	15%	$12.9	105%	$6.3
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
	2016	% Change	2015	% Change	2014
Operating revenues by product line (in millions):
Exchange-traded Futures and Options	$106.1	4%	$101.9	2%	$99.6
FX Prime Brokerage	20.9	(3)%	21.5	52%	14.1
Correspondent Clearing	5.6	n/m	—	—%	—
Independent Wealth Management	18.5	n/m	—	—%	—
	$151.1	22%	$123.4	9%	$113.7
Selected data:
Exchange-traded futures and options (contracts, 000’s)	76.9	(3)%	79.2	5%	75.7
Exchange-traded futures and options average rate per contract	$1.21	5%	$1.15	(5)%	$1.21
Average customer equity - futures and options (millions)	$955.1	1%	$943.4	3%	$911.7
FX Prime Brokerage volume (U.S. notional, millions)	$580,426.9	29%	$449,344.1	45%	$310,297.5
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Operating revenues increased 22% to $151.1 million in fiscal 2016 compared to $123.4 million in fiscal 2015.
Operating revenues in our Exchange-traded Futures and Options business increased 4% to $106.1 million in fiscal 2016 compared to $101.9 million in fiscal 2015, despite a 3% decline in exchange-traded volumes as the average rate per contract increased 5% and interest income increased $1.3 million compared to fiscal 2015. The average level of customer equity increased 1% to $955.1 million in fiscal 2016 compared to $943.4 million in fiscal 2015.
Operating revenues in our FX Prime Brokerage declined 3% to $20.9 million in fiscal 2016 compared to $21.5 million in fiscal 2015, despite a 29% increase in foreign exchange volumes driven by a narrowing of margins compared to the prior year period.
During the fourth fiscal quarter of 2016, we acquired the correspondent securities clearing and independent wealth management businesses of Sterne Agee. During the fourth fiscal quarter, the correspondent securities clearing and independent wealth management businesses generated operating revenues of $5.6 million and $18.5 million, respectively.
Segment income increased 15% to $14.8 million in fiscal 2016 compared to $12.9 million in fiscal 2015, primarily as a result of the acquisition of the Sterne Agee businesses which added $1.5 million of incremental segment income. Variable expenses, excluding interest, as a percentage of operating revenues were 73% in fiscal 2016 compared to 75% in fiscal 2015.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 9% to $123.4 million in fiscal 2015 compared to $113.7 million in fiscal 2014.
Operating revenues in our Exchange-traded Futures & Options business increased 2% to $101.9 million in fiscal 2015 compared to $99.6 million in fiscal 2014 as a 5% increase in exchange-traded volumes was mostly offset by a lower average rate per contract compared to fiscal 2014. Interest income in the exchange-traded business, which was constrained by the effect of low short-term interest rates, was $3.8 million in fiscal 2015 compared to $1.5 million in fiscal 2014. The increase in interest income was the result of a 3% increase in the average level of customer equity to $943.4 million in fiscal 2015 compared to $911.7 million in fiscal 2014, and the implementation of our interest rate management program.
Operating revenues from FX Prime Brokerage increased 52% to $21.5 million in fiscal 2015 compared to $14.1 million in fiscal 2014, as a result of a 45% increase in foreign exchange volumes as a result of increased foreign currency market volatility.
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
INTL FCStone Financial is registered as a broker-dealer with FINRA and is registered as a futures commission merchant with the CFTC and NFA. In INTL FCStone Financial, our broker-dealer/FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our customers’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
INTL FCStone Ltd, our U.K. regulated subsidiary, is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
Sterne, Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc. are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
As of September 30, 2016, we had total equity capital of $433.8 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, which were redeemed on October 15, 2016, and bank loans of $182.8 million.
A substantial portion of our assets are liquid. As of September 30, 2016, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of September 30, 2016, we owned debentures issued by a single asset owning company of the Suriwongse Hotel located in Chiang Mai, Thailand, and our investment in the hotel was $3.0 million. In December 2016, we sold the debentures and collected an amount approximating their carrying value.

As of September 30, 2016, we had deferred tax assets totaling $34.5 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2016 and September 30, 2015 was $3.6 million and $3.2 million, respectively. The valuation allowances as of September 30, 2016 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2016, 2015, and 2014 of $(9.7) million, $16.5 million, and $(18.4) million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $4.5 million that are scheduled to reverse from 2017 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, which exposes us to significant credit risk. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Our customers are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. OTC customers are required to post sufficient collateral to meet margin requirements based on Value-at-Risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest customers to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain customers, based on internal evaluations and monitoring of customer creditworthiness.
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
During the fiscal years ended September 30, 2016, 2015, and 2014, we recorded bad debts, net of recoveries of $4.4 million, $7.3 million, and $5.5 million, respectively. During the year ended September 30, 2016, our bad debts included $3.6 million of customer deficits in the Commercial Hedging segment, $0.4 million of uncollectible customer receivables in the Physical Commodities segment and $0.4 million of uncollectible service fees and notes in the Securities segment. During the year ended

September 30, 2015, our bad debts primarily related to $2.8 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition. During the year ended September 30, 2014, our bad debts included $3.8 million in our Commercial Hedging segment, related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag & Energy customers, $0.9 million in our Physical Ag & Energy component, related to renewable fuels activity, and $0.7 million in our Securities segment related to charge-offs of uncollectible service fees. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2016, 2015, and 2014 is set forth in Note 5 of the Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of September 30, 2016 and September 30, 2015, were $5,951.3 million and $5,070.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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
As of September 30, 2016, $264.2 million of cash, cash equivalents and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $294.3 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2016, approximately $25.7 million of our financial instruments owned and $25.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2016, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bore interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes were scheduled to mature on July 30, 2020. We could redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. We incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which were being amortized over the term of the Notes.
On September 15, 2016, we provided notice, through the trustee of the Notes, to the record holders of the Notes that we would redeem the outstanding $45.5 million aggregate principal amount of the Notes in full. Pursuant to the terms of the Indenture, we redeemed the Notes at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date on October 15, 2016.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020.
As of September 30, 2016, we had four committed bank credit facilities, totaling $447.0 million, of which $180.0 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $247 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries. We paid debt issuance costs of $1.8 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility. The agreement also includes a non-financial covenant limiting the amount of annual consolidated capital expenditures to $15.0 million. Our annual consolidated expenditures were in excess of this amount during fiscal 2016. We requested and were granted a waiver from the lenders, dated December 8, 2016, for the excess amount acquired during fiscal 2016.

•
An unsecured syndicated loan facility, committed until April 6, 2017, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75 million, subject to certain terms and conditions of the credit agreement. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until May 1, 2018, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $100 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until October 27, 2017, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 10 of the Consolidated Financial Statements. During fiscal 2017, $75 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
We also have a secured uncommitted loan facility under which our subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.
In connection with the acquisition of the Sterne businesses, we assumed two uncommitted secured lines of credit under which we may borrow for short term funding of firm and customer margin requirements. The facilities bear interest at a rate per annum equal to such rate in respect of such day as determined by the bank in its sole discretion. In the event that we fail to pay the principal and interest on the scheduled due date, the facilities bear penalty interest at a rate equal to the Federal Funds rate plus 2%. Amounts borrowed under the facilities are payable on demand.
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
We have contingent liabilities relating to an acquisition we completed in January 2015. See Note 11 to the Consolidated Financial Statements for additional information on this contingent liability. The contingent liability for the estimated additional discounted purchase price consideration totals $0.8 million as of September 30, 2016, and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. We estimate cash payments related to these contingent liabilities to be $0.8 million during fiscal 2017.
We contributed $1.8 million to our defined benefit pension plans during the year ended September 30, 2016, and expect to contribute $2.1 million to the plans during fiscal 2017.
Other Capital Considerations
Our activities are subject to significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2016. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Consolidated Financial Statements.
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

Cash Flows
Our cash and cash equivalents increased from $268.1 million as of September 30, 2015 to $316.2 million as of September 30, 2016, a net increase of $48.1 million. Net cash of $27.8 million was used in operating activities, $35.5 million was used in investing activities and net cash of $121.0 million was provided by financing activities, of which $142 million was drawn on lines of credit and increased the amounts payable to lenders under loans, $2.9 million was paid out as earn-outs on acquisitions and $19.5 million was used to repurchase shares. Fluctuations in exchange rates caused a reduction of $9.6 million to our cash and cash equivalents.
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
Capital expenditures included in investing activities for property, plant and equipment totaled $15.4 million in fiscal 2016, increasing from $9.1 million in fiscal 2015. The increase in capital expenditures is primarily due to an ongoing back-office trade system conversion related to our OTC activities in our Commercial Hedging segment and FX Prime Brokerage activities in our Clearing and Execution Services segment. The new trade system is expected to be placed into service during our second fiscal quarter ended March 31, 2017. Additionally, the increase in capital expenditures is due to core information technology hardware acquisitions and leasehold improvements on additional office space obtained in London.
During fiscal 2016, we repurchased 750,204 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $19.5 million. During fiscal 2015, we have repurchased 224,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $4.5 million. During fiscal 2014, we repurchased 513,800 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $9.7 million.
On August 18, 2016, our Board of Directors authorized for fiscal 2017, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2016 and ending on September 30, 2017, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2016:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$44.8	$8.8	$13.7	$11.8	$10.5
Purchase obligations(1)	601.9	601.9	—	—	—
Senior unsecured notes	45.5	45.5	—	—	—
Contingent acquisition consideration	0.8	—	0.8	—	—
Other	7.7	1.6	2.4	1.7	2.0
	$700.7	$657.8	$16.9	$13.5	$12.5
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2016 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $475.9 million.
Total contractual obligations exclude defined benefit pension obligations. In fiscal 2017, we anticipate making contributions of $2.1 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 15 of the Consolidated Financial Statements.

Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and FCM and from our market-making and proprietary trading in the foreign exchange and commodities trading business. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed TBAs, and interest rate swaps. Derivative financial instruments involve varying degrees of off-statement of financial condition market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the statement of financial condition. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. We control the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. We monitor required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. We also establish contract limits for customers, which are monitored daily. We evaluate each customer’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to customers are subject to netting, per the terms of the customer agreements, which reduce the exposure to us by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held are adequate to minimize the risk of material loss that could be created by positions held as of September 30, 2016. Additionally, we monitor collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and customers are subject to master netting agreements and the terms of the customer agreements, which reduce our exposure.
As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations, we are engaged in various securities trading, borrowing and lending activities servicing solely institutional counterparties. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair their ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
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
We also carry short positions, selling financial instruments that we do not own and borrowing financial instruments to make good delivery, and therefore we are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We have recorded these obligations in the consolidated financial statements at September 30, 2016 and September 30, 2015, at fair value of the related financial instruments, totaling $839.4 million and $568.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2016, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2016. The totals of $839.4 million and $568.3 million include a net liability of $210.9 million and $54.1 million for derivatives, based on their fair value as of September 30, 2016 and September 30, 2015, respectively.
We do not anticipate non-performance by counterparties in the above situations. We have a policy of reviewing the credit standing of each counterparty with which it conducts business. We have credit guidelines that limit our current and potential credit exposure to any one counterparty. We administer limits, monitor credit exposure, and periodically review the financial soundness of counterparties. We manage the credit exposure relating to our trading activities in various ways, including entering into collateral arrangements and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions and entering into risk reducing transactions.
We are a member of various exchanges that trade and clear futures and option contracts. In connection with the Sterne acquisition, we are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with customer trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2016 and 2015.
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
Market Risk
We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control. Our exposure to market risk varies in accordance with the volume of customer-driven market-making transactions, the size of the proprietary positions and the volatility of the financial instruments traded.

We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

•	Diversification of business activities and instruments;

•	Limitations on positions;

•	Allocation of capital and limits based on estimated weighted risks; and

•	Daily monitoring of positions and mark-to-market profitability.
We utilize derivative products in a trading capacity as a dealer to satisfy customer needs and mitigate risk. We manage risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with our other trading activities.
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques.
The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2016.

Marked-to-Market Revenues
Number of Days
80
70
60
50
40
30
20
10
0
1
6
19
77
74
46
24
5
2
1
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
$4,500 to $5,000
Daily Revenues ($000s)

In our Securities market-making and trading activities, we maintain inventories of equity and debt securities. In our Physical Commodities segment, our positions include physical inventories, forwards, futures and options on futures, and OTC derivatives. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments.We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons, or other relevant unit.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consist primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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

We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and outright purchases of medium term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps when a sufficient interest rate spread between short term and medium term rates exists. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.
As part of this strategy we hold $780 million in par value of medium term U.S. Treasury notes and $375 million in interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and AA-rated money market fund investments. The weighted average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds is 15 months. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. During the fiscal year ended September 30, 2016 and 2015, operating revenues include unrealized (losses) gains of ($0.7) million and $7.0 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2016, $180.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2016, we had $48.3 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:

We have audited INTL FCStone Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s September 30, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 excluded Sterne Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc., acquired with effect from July 1, 2016, and Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc., acquired with effect from August 1, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the aforementioned legal entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2016, as well as the accompanying financial statement schedule. Our report dated December 14, 2016 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP
Kansas City, Missouri
December 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended September 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
December 14, 2016

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$316.2	$268.1
Cash, securities and other assets segregated under federal and other regulations (including $618.8 and $515.5 at fair value at September 30, 2016 and September 30, 2015 respectively)	1,136.3	756.9
Securities purchased under agreements to resell	609.6	325.3
Deposits with and receivables from:
Exchange-clearing organizations (including $868.5 and $1,009.4 at fair value at September 30, 2016 and September 30, 2015, respectively)	1,524.4	1,533.5
Broker-dealers, clearing organizations and counterparties (including $(15.2) and $(52.9) at fair value at September 30, 2016 and September 30, 2015, respectively)	237.0	277.6
Receivable from customers, net	194.5	217.3
Notes receivable, net	18.9	78.4
Income taxes receivable	1.1	10.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $47.2 and $170.7 at September 30, 2016 and September 30, 2015, respectively)	1,606.1	1,421.9
Physical commodities inventory (including $71.2 and $15.2 at fair value at September 30, 2016 and September 30, 2015, respectively)	123.8	32.8
Deferred income taxes, net	34.5	28.2
Property and equipment, net	29.4	19.7
Goodwill and intangible assets, net	56.6	58.1
Other assets	62.9	41.6
Total assets	$5,951.3	$5,070.0
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.8 and $3.3 at fair value at September 30, 2016 and September 30, 2015, respectively)	$161.3	$144.8
Payable to:
Customers	2,854.2	2,593.5
Broker-dealers, clearing organizations and counterparties (including $3.5 and $1.6 at fair value at September 30, 2016 and September 30, 2015, respectively)	260.1	262.9
Lenders under loans	182.8	41.6
Senior unsecured notes	45.5	45.5
Income taxes payable	7.1	9.0
Securities sold under agreements to repurchase	1,167.1	1,007.3
Financial instruments sold, not yet purchased, at fair value	839.4	568.3
Total liabilities	5,517.5	4,672.9
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,557,175 issued and 18,435,218 outstanding at September 30, 2016 and 20,184,556 issued and 18,812,803 outstanding at September 30, 2015	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2016 and 1,371,753 shares at September 30, 2015	(46.3)	(26.8)
Additional paid-in capital	249.4	240.8
Retained earnings	255.1	200.4
Accumulated other comprehensive loss, net	(24.6)	(17.5)
Total stockholders’ equity	433.8	397.1
Total liabilities and stockholders’ equity	$5,951.3	$5,070.0
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2016	2015	2014
Revenues:
Sales of physical commodities	$14,112.0	$34,089.9	$33,546.4
Trading gains, net	321.2	328.6	244.5
Commission and clearing fees	224.3	192.5	180.7
Consulting and management fees	42.0	42.5	42.1
Interest income	55.2	39.4	8.0
Other income	0.2	0.3	0.7
Total revenues	14,754.9	34,693.2	34,022.4
Cost of sales of physical commodities	14,083.9	34,068.9	33,531.5
Operating revenues	671.0	624.3	490.9
Transaction-based clearing expenses	129.9	122.7	108.5
Introducing broker commissions	68.9	52.7	49.9
Interest expense	28.3	17.1	10.5
Net operating revenues	443.9	431.8	322.0
Compensation and other expenses:
Compensation and benefits	263.9	251.1	201.9
Communication and data services	32.7	28.1	25.8
Occupancy and equipment rental	13.3	13.5	12.3
Professional fees	14.0	12.5	14.9
Travel and business development	11.5	10.5	9.9
Depreciation and amortization	8.2	7.2	7.3
Bad debts and impairments	4.4	7.3	5.5
Other	29.4	23.5	18.4
Total compensation and other expenses	377.4	353.7	296.0
Gain on acquisition	6.2	—	—
Income from continuing operations, before tax	72.7	78.1	26.0
Income tax expense	18.0	22.4	6.4
Net income from continuing operations	54.7	55.7	19.6
Loss from discontinued operations, net of tax	—	—	(0.3)
Net income	$54.7	$55.7	$19.3

Basic earnings per share:
Income from continuing operations	$2.94	$2.94	$1.03
Loss from discontinued operations	—	—	(0.02)
Net income per common share	$2.94	$2.94	$1.01
Diluted earnings per share:
Income from continuing operations	$2.90	$2.87	$1.00
Loss from discontinued operations	—	—	(0.02)
Net income per common share	$2.90	$2.87	$0.98
Weighted-average number of common shares outstanding:
Basic	18,410,561	18,525,374	18,528,302
Diluted	18,625,372	18,932,235	19,132,302
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2016	2015	2014
Net income	$54.7	$55.7	$19.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7.4)	(4.0)	(4.6)
Pension liabilities adjustment	(0.2)	(1.5)	(0.8)
Net unrealized gain on available-for-sale securities	—	2.7	0.2
Reclassification of adjustment for gains included in net income:
Periodic pension costs (included in compensation and benefits)	0.5	0.3	0.2
Realized gain on available-for-sale securities (included in trading gains, net and interest income)	—	(5.4)	(0.1)
Income tax expense from reclassification adjustments (included in income tax expense)	—	2.0	(0.1)
Reclassification adjustment for gains included in net income	0.5	(3.1)	—
Other comprehensive loss	(7.1)	(5.9)	(5.2)
Comprehensive income	$47.6	$49.8	$14.1
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$54.7	$55.7	$19.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.8	7.2	7.3
Provision for bad debts and impairments	4.4	7.3	5.5
Deferred income taxes	(0.8)	4.8	(6.8)
Amortization of debt issuance costs and debt discount	1.1	0.9	1.0
Amortization of share-based compensation expense	5.1	3.6	4.3
Loss on sale of property and equipment	0.4	0.5	0.3
Gain on acquisition	(6.2)	—	—
Gain on sale of exchange memberships and common stock	—	(1.2)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(379.9)	(315.0)	(1.3)
Securities purchased under agreements to resell	(285.1)	15.2	—
Deposits and receivables from exchange-clearing organizations	10.9	195.1	(159.2)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	135.7	(150.2)	1.1
Receivable from customers, net	97.8	(169.0)	32.0
Notes receivable, net	59.5	(14.5)	(27.9)
Income taxes receivable	8.2	—	4.2
Financial instruments owned, at fair value	(192.9)	(565.0)	(42.6)
Physical commodities inventory	(91.0)	7.1	17.8
Other assets	(17.4)	(16.2)	0.1
Accounts payable and other accrued liabilities	7.5	23.2	1.9
Payable to customers	172.2	332.1	191.5
Payable to broker-dealers, clearing organizations and counterparties	(53.8)	251.1	(5.2)
Income taxes payable	0.3	1.7	5.2
Securities sold under agreements to repurchase	159.8	186.0	—
Financial instruments sold, not yet purchased, at fair value	273.9	177.5	84.1
Net cash (used in) provided by operating activities	(27.8)	37.9	132.6
Cash flows from investing activities:
Cash paid for acquisitions, net	(20.0)	(7.8)	—
Purchase of exchange memberships and common stock	(0.1)	(0.7)	—
Sale of exchange memberships and common stock	—	2.1	—
Purchase of property and equipment	(15.4)	(9.1)	(4.3)
Net cash used in investing activities	(35.5)	(15.5)	(4.3)
Cash flows from financing activities:
Net change in payable to lenders under loans	142.0	15.5	(38.5)
Payments related to earn-outs on acquisitions	(2.9)	(2.2)	(1.6)
Proceeds from note payable	—	4.0	—
Repayment of note payable	(0.8)	(0.4)	—
Share repurchase	(19.5)	(4.7)	(9.7)
Debt issuance costs	(2.1)	(0.2)	(0.3)
Exercise of stock options	3.5	2.5	1.4
Income tax benefit on stock options and awards	0.8	0.5	(0.1)
Net cash provided by (used in) financing activities	121.0	15.0	(48.8)
Effect of exchange rates on cash and cash equivalents	(9.6)	(0.6)	(4.3)
Net increase in cash and cash equivalents	48.1	36.8	75.2
Cash and cash equivalents at beginning of period	268.1	231.3	156.1
Cash and cash equivalents at end of period	$316.2	$268.1	$231.3

(continued)
	Year Ended September 30,
(in millions)	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$26.0	$15.8	$9.6
Income taxes paid, net of cash refunds	$8.5	$15.3	$3.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$1.6	$0.5
Additional consideration payable related to acquisitions	$(0.4)	$1.9	$(1.8)
Acquisition of business:
Assets acquired	$187.1	$1,011.4	$—
Liabilities acquired	(136.0)	(995.1)	—
Total net assets acquired	$51.1	$16.3	$—
Deferred consideration payable related to acquisitions	$—	$5.0	$—
Escrow deposits related to acquisitions	$3.4	$5.0	$—
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2013	$0.2	$(7.8)	$224.0	$125.4	$(6.4)	$335.4
Net income				19.3		19.3
Other comprehensive loss					(5.2)	(5.2)
Exercise of stock options			1.3			1.3
Share-based compensation			4.3			4.3
Repurchase of stock		(9.7)	—			(9.7)
Balances as of September 30, 2014	0.2	(17.5)	229.6	144.7	(11.6)	345.4
Net income				55.7		55.7
Other comprehensive loss					(5.9)	(5.9)
Exercise of stock options			3.0			3.0
Share-based compensation			3.6			3.6
Repurchase of stock		(4.5)	(0.2)			(4.7)
Stock held in escrow for business combination		(4.8)	4.8			—
Balances as of September 30, 2015	0.2	(26.8)	240.8	200.4	(17.5)	397.1
Net income				54.7		54.7
Other comprehensive loss					(7.1)	(7.1)
Exercise of stock options			3.5			3.5
Share-based compensation			5.1			5.1
Repurchase of stock		(19.5)	—			(19.5)
Balances as of September 30, 2016	$0.2	$(46.3)	$249.4	$255.1	$(24.6)	$433.8
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across assets classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 predominantly wholesale organizations located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of INTL FCStone Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Unless otherwise stated herein, all references to fiscal 2016, fiscal 2015, and fiscal 2014 refer to the Company’s fiscal years ended September 30.
In the consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the consolidated income statements is calculated by deducting physical commodities cost of sales from total revenues. The subtotal ‘net operating revenues’ in the consolidated income statements is calculated as operating revenues less transaction based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.
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
Internal Subsidiary Consolidation
Effective July 1, 2015, the Company merged three of its wholly-owned regulated United States (“U.S.”) subsidiaries into its wholly owned regulated U.S. subsidiary, INTL FCStone Securities Inc., and the surviving entity was renamed INTL FCStone Financial Inc. (“INTL FCStone Financial”) and is registered as both a broker-dealer and a futures commission merchant (“FCM”). As such, the assets, liabilities and equity of FCStone, LLC, INTL FCStone Partners L.P., and FCC Investments, Inc. were transferred into INTL FCStone Financial.

Foreign Currency Translation
Assets and liabilities recorded in foreign currencies are translated at the exchange rates prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are recorded in other comprehensive income (“OCI”), net of tax, a component of stockholders’ equity. Foreign currency remeasurement gains or losses on transactions denominated in nonfunctional currencies are included in ‘trading gains, net’ in the consolidated income statements.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom (“U.K.”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or ‘CASS’ rules in the Financial Services Authority (“FSA”) handbook, funds deposited by customers relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of customers may choose to opt-out of segregation. As of September 30, 2016 and 2015, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $515.2 million and $240.0 million, respectively, U.S. government securities and U.S. government agency obligations of approximately $595.5 million and $493.4 million, respectively, and commodities warehouse receipts of approximately $23.3 million and $22.1 million, respectively (see fair value measurements discussion in Note 3).
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the aforementioned FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposit with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2016 and 2015, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $0.9 billion.
These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government sponsored entities and government-sponsored enterprise backed mortgage-backed securities (“mortgage-backed securities”). Securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded through current period earnings. For customer owned securities, the change in fair value is offset against the payable to customers with no impact recognized in the consolidated income statements.
The securities, primarily U.S. government obligations and mortgage-backed securities, held by INTL FCStone Financial, a subsidiary of the Company, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $0.5 billion as of September 30, 2016 and 2015.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts within the FCM Division of INTL FCStone Financial. Based on a review of the agreements with the customer, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2016 and 2015.
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
Physical Commodities Inventory
Inventories of certain agricultural commodities are carried at net realizable value, which approximates fair value less disposal costs. The agricultural commodities inventories have reliable, readily determinable and realizable market prices, have relatively predictable and insignificant costs of disposal and are available for immediate delivery. Changes in the fair values of these agricultural commodities inventories are included as a component of ‘cost of physical commodities sold’ in the consolidated income statements.
Inventories of precious metals, except as described below, are stated at the lower of cost or market (“LCM”), using the weighted-average price and first-in first-out costing method.
Prior to the transfer of the Company’s precious metals business (see following discussion), precious metals inventory held by INTL Commodities Inc. was valued at LCM under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”), using the weighted-average price and first-in first-out costing method. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the consolidated income statements.
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
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.
In anticipation of the transfer of the precious metals business, INTL Commodities Inc. liquidated all of its precious metals inventory as of the transfer date. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
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
Financial Instruments and Derivatives
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized changes in gains or losses recognized in earnings. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
The Company’s derivative contracts also include forward purchase and sale contracts for physical delivery of the agricultural commodities in a future period. Contracts to purchase agricultural commodities generally relate to the current or future crop year. Contracts for the sale of agricultural commodities generally do not extend beyond one year. Forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local markets where the terms of the contracts are based. Changes in the fair value of agricultural commodity inventories held for sale, forward purchase and sale contracts and exchange-traded futures and options contracts are recognized as a component of cost of sales of physical commodities.
The Company provides clearing and execution of exchange-traded futures and options on futures for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. The Company has a subsidiary that is a registered broker-dealer/FCM, clearing on various exchanges. A primary source of revenues for the Company’s broker-dealer/FCM are commissions and clearing fees derived from executing and clearing orders for commodity futures contracts and options on futures on behalf of its customers.
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
The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. As permitted by the fair value option election, the entire instrument is recorded at fair value in the consolidated balance sheets as a component of ‘financial instruments owned and sold, not yet purchased’. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended September 30, 2016, 2015, and 2014. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 3.
Exchange Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm common stock and pledge them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd and London Metal Exchange (“LME”), and the Deposit Trust and Clearing Corporation (“DTCC”). Exchange firm common stock include shares of CME Group, Inc., ICE and LME.
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
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $12.1 million and $9.9 million as of September 30, 2016 and 2015, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $9.1 million and $7.6 million as of September 30, 2016 and 2015, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
Commodity and Other Repurchase Agreements and Collateralized Transactions
In the normal course of operations the Company executes notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory or other investments and agree to repurchase the commodity inventory or investment at a future date at a fixed rate. These transactions are short-term in nature, and in accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as notes receivable in the consolidated balance sheet. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
The Company also participates in commodity sale/repurchase transactions that are accounted for as commodity inventory and purchases and sales of physical commodities as opposed to secured borrowings. The re-purchase price under these arrangements is not fixed at the time of execution and, therefore, do not meet all the criteria to be accounted for as product financing arrangements under ASC 470.

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
In September 2010, the Company acquired certain assets of Provident Group (“Provident”). The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the entire purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement. The entire purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations were to be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. At September 30, 2015, the end of the five year period, the terms of the agreement were not met and 204,271 shares were forfeited to the Company and recorded as treasury stock. In accordance with the acquisition agreement, there were no shares earned or released during the year ended September 30, 2015, while 10,054 shares were earned and subsequently released to the sellers prior to fiscal 2015.
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
Change in Precious Metals Accounting
Prior to the transfer, INTL Commodities Inc. precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ in the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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
Cost of Sales of Physical Commodities
Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of the physical commodities. Cost of sales of physical commodities also includes changes in the fair value of agricultural commodity inventories held for sale, and related forward purchase and sale contracts and exchange-traded futures and options contracts.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans and gains and losses on foreign currency translations.
Noncontrolling Interest and Variable Interest Entities
In accordance with the Consolidation Topic of the ASC, the Company consolidates any variable interest entities for which it is the primary beneficiary, as defined. The Company applies the equity method of accounting when the Company does not have a controlling interest in an entity, but exerts significant influence over the entity.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2016 and 2015, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Recent Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight classification issues related to the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Entities should apply this ASU using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The Company is currently evaluating the impact the new guidance will have on its statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the ways entities recognize credit losses on financial instruments. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted in annual and interim periods in fiscal years beginning after December 15, 2018. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2021. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations

(Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on its financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined the impact on its financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2020. The Company has not yet determined the impact on its financial position, results of operations and cash flows.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2017. The adoption of this standard is not expected to have a material impact on the financial statements.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2016	2015	2014
Numerator:
Income from continuing operations	$54.7	$55.7	$19.6
Less: Allocation to participating securities	(1.0)	(1.3)	(0.5)
Income from continuing operations allocated to common stockholders	$53.7	$54.4	$19.1
Loss from discontinued operations	$—	$—	$(0.3)
Less: Allocation to participating securities	—	—	—
Loss from discontinued operations allocated to common stockholders	$—	$—	$(0.3)
Diluted net income	$54.7	$55.7	$19.3
Less: Allocation to participating securities	(1.0)	(1.3)	(0.5)
Diluted net income allocated to common stockholders	$53.7	$54.4	$18.8
Denominator:
Weighted average number of:
Common shares outstanding	18,410,561	18,525,374	18,528,302
Dilutive potential common shares outstanding:
Share-based awards	214,811	406,861	604,000
Diluted shares outstanding	18,625,372	18,932,235	19,132,302
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 910,060, 997,459 and 1,120,985 shares of common stock for fiscal years ended September 30, 2016, 2015, and 2014, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural and energy commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes was estimated to be $46.2 million and $46.6 million (carrying value of $45.5 million) as of September 30, 2016 and 2015, respectively, based on the transaction prices at public exchanges for the same or similar issues.
In the Rates Division of INTL FCStone Financial, the Company has amounts receivable from and payable to broker-dealers, clearing organizations and counterparties in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed and asset-backed obligations. Receivables from broker-dealers, clearing organizations and counterparties primarily include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades. Due to their short-term nature, receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
In the Rates Division of INTL FCStone Financial, the Company has a significant amount of trading assets and liabilities. The Rates Division’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed and asset-backed obligations. The acquired assets and liabilities, including derivatives, are recorded on a trade date basis at fair value.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2016 and 2015. The three levels of the fair value hierarchy under the Fair Value Measurement Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, certificates of deposit, commodities warehouse receipts, some common stock and American Depositary Receipts (“ADRs”), some exchangeable foreign ordinary equities (“GDRs”), some corporate and municipal bonds, physical precious metals, agricultural, and energy commodities, equity investments in exchange firms, some mutual funds, as well as futures and options on futures contracts traded on national exchanges, exchange-cleared swaps and options which are valued using exchange closing prices, OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts, and OTC firm purchase and sale commitments related to our agricultural and energy commodities;
Level 2 - Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial assets and liabilities for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Included in Level 2 are U.S. and foreign government obligations, mortgage-backed securities, some common stock and ADRs, some GDRs, some corporate and municipal bonds, commodities leases, and OTC forwards, swaps, and options, and OTC firm purchase and sale commitments related to precious metals commodities; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Included in Level 3 are common stock and ADRs, some corporate and municipal bonds, some other investments and contingent liabilities.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2016 and September 30, 2015 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2016 and 2015.

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$7.1	$—	$—	$—	$7.1
Commodities warehouse receipts	23.3	—	—	—	23.3
U.S. government obligations	—	595.5	—	—	595.5
Securities and other assets segregated under federal and other regulations	23.3	595.5	—	—	618.8
Money market funds	512.7	—	—	—	512.7
U.S. government obligations	—	472.1	—	—	472.1
Derivatives	2,149.9	—	—	(2,266.2)	(116.3)
Deposits and receivables from exchange-clearing organizations	2,662.6	472.1	—	(2,266.2)	868.5
“To be announced” (TBA) and forward settling securities	—	0.3	—	—	0.3
Derivatives	—	8.0	—	(23.5)	(15.5)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	—	8.3	—	(23.5)	(15.2)
Common and preferred stock and ADRs	34.6	1.7	0.2	—	36.5
Exchangeable foreign ordinary equities and ADRs	25.2	0.5	—	—	25.7
Corporate and municipal bonds	36.9	0.9	3.0	—	40.8
U.S. government obligations	—	514.9	—	—	514.9
Foreign government obligations	—	14.6	—	—	14.6
Mortgage-backed securities	—	747.5	—	—	747.5
Derivatives	206.9	1,350.8	—	(1,363.8)	193.9
Commodities leases	—	137.2	—	(129.1)	8.1
Commodities warehouse receipts	8.9	—	—	—	8.9
Exchange firm common stock	6.4	—	—	—	6.4
Mutual funds and other	8.8	—	—	—	8.8
Financial instruments owned	327.7	2,768.1	3.2	(1,492.9)	1,606.1
Physical commodities inventory	71.2	—	—	—	71.2
Total assets at fair value	$3,091.9	$3,844.0	$3.2	$(3,782.6)	$3,156.5
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.8	$—	$0.8
TBA and forward settling securities	—	2.6	—	0.9	3.5
Derivatives	1,961.7	97.5	—	(2,059.2)	—
Payables to broker-dealers, clearing organizations and counterparties	1,961.7	100.1	—	(2,058.3)	3.5
Common and preferred stock and ADRs	23.5	0.4	—	—	23.9
Exchangeable foreign ordinary equities and ADRs	25.3	0.5	—	—	25.8
Corporate and municipal bonds	6.9	—	—	—	6.9
U.S. government obligations	—	509.8	—	—	509.8
Foreign government obligations	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—
Derivatives	199.4	1,319.3	—	(1,307.8)	210.9
Commodities leases	—	207.8	—	(145.7)	62.1
Financial instruments sold, not yet purchased	255.1	2,037.8	—	(1,453.5)	839.4
Total liabilities at fair value	$2,216.8	$2,137.9	$0.8	$(3,511.8)	$843.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.3	$—	$—	$—	$1.3
Commodities warehouse receipts	22.1	—	—	—	22.1
U.S. government obligations	—	493.4	—	—	493.4
Securities and other assets segregated under federal and other regulations	22.1	493.4	—	—	515.5
Money market funds	431.8	—	—	—	431.8
U.S. government obligations	—	501.4	—	—	501.4
Derivatives	3,615.9	—	—	(3,539.7)	76.2
Deposits and receivables from exchange-clearing organizations	4,047.7	501.4	—	(3,539.7)	1,009.4
TBA and forward settling securities	—	1.2	—	(1.0)	0.2
Derivatives	0.1	537.9	—	(591.1)	(53.1)
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.1	539.1	—	(592.1)	(52.9)
Common and preferred stock and ADRs	23.7	1.9	0.5	—	26.1
Exchangeable foreign ordinary equities and ADRs	82.9	6.6	—	—	89.5
Corporate and municipal bonds	26.1	2.0	3.2	—	31.3
U.S. government obligations	—	513.4	—	—	513.4
Foreign government obligations	—	12.1	—	—	12.1
Mortgage-backed securities	—	699.5	—	—	699.5
Derivatives	278.5	1,702.0	—	(1,949.9)	30.6
Commodities leases	—	64.6	—	(57.0)	7.6
Commodities warehouse receipts	2.8	—	—	—	2.8
Exchange firm common stock	5.6	—	—	—	5.6
Mutual funds and other	3.4	—	—	—	3.4
Financial instruments owned	423.0	3,002.1	3.7	(2,006.9)	1,421.9
Physical commodities inventory	15.2	—	—	—	15.2
Total assets at fair value	$4,509.4	$4,536.0	$3.7	$(6,138.7)	$2,910.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.3	$—	$3.3
TBA and forward settling securities	—	2.6	—	(1.0)	1.6
Derivatives	3,491.3	528.7	—	(4,020.0)	—
Payable to broker-dealers, clearing organizations and counterparties - derivatives	3,491.3	531.3	—	(4,021.0)	1.6
Common and preferred stock and ADRs	18.0	0.6	—	—	18.6
Exchangeable foreign ordinary equities and ADRs	89.0	1.0	—	—	90.0
U.S. government obligations	—	341.0	—	—	341.0
Foreign government obligations	—	6.4	—	—	6.4
Mortgage-backed securities	—	2.8	—	—	2.8
Derivatives	264.0	1,723.5	—	(1,933.4)	54.1
Commodities leases	—	99.1	—	(43.7)	55.4
Financial instruments sold, not yet purchased	371.0	2,174.4	—	(1,977.1)	568.3
Total liabilities at fair value	$3,862.3	$2,705.7	$3.3	$(5,998.1)	$573.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2016 and 2015 are summarized below:

(in millions)	September 30, 2016	September 30, 2015
Total level 3 assets	$3.2	$3.7
Level 3 assets for which the Company bears economic exposure	$3.2	$3.7
Total assets	$5,951.3	$5,070.0
Total financial assets at fair value	$3,156.5	$2,910.4
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2016 and 2015, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2016.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.5	$—	$(0.3)	$—	$—	$—	$0.2
Corporate and municipal bonds	3.2	—	(0.2)	—	—	—	3.0
	$3.7	$—	$(0.5)	$—	$—	$—	$3.2

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$3.3	$—	$0.4	$—	$(2.9)	$—	$0.8

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.4)	—	—	—	3.2
	$4.3	$—	$(0.6)	$—	$—	$—	$3.7

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$5.5	$—	$1.8	$0.1	$(4.1)	$—	$3.3
In accordance with the Fair Value Measurement Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2016, the Company’s investment in the hotel was $3.0 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. These cash flows were discounted employing present value techniques. The Company estimated the fair value of its investment in these debentures by using a management-developed forecast, which was based on the income approach. The Company continued to monitor the hotel renovation process and evaluate the fair value of the debentures. There had been no significant change in the fair value of the debentures, and no additional loss had been recognized during the years ended September 30, 2016, 2015 and 2014. In December 2016, the Company sold the debentures and collected an amount approximating their carrying value.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2016, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal years ended September 30, 2016 and 2015, the fair value of the contingent consideration increased $0.4 million and decreased $1.8 million, respectively, with the corresponding income or expense classified as ‘other’ in the consolidated income statements.
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
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the fiscal years ended September 30, 2016 and 2015.
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2016, the cost and fair value of the equity investments in exchange firms is $3.7 million and $6.4 million, respectively. As of September 30, 2015, the cost and fair value of the equity investments in exchange firms was $3.7 million and $5.6 million, respectively.
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
During the year ended September 30, 2014, the Company sold all of its investments in mortgage-backed securities and the U.S. government obligations that were held as of September 30, 2014, matured, and as a result, realized gains of $0.1 million, net of tax, were reclassified from OCI for the year ended September 30, 2014.
Except as discussed previously, there were no other sales of AFS Securities during years ended September 30, 2016 and September 30, 2015, and as a result, no additional realized gains or losses were recorded for the years ended September 30, 2016 and September 30, 2015.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2016 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2016. The total of $839.4 million as of September 30, 2016 includes $210.9 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2016.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidating balance sheets in ‘deposits and receivables from exchange-clearing organizations’, ‘financial instruments owned and sold, not yet purchased, at fair value’ and ‘payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within ‘trading gains, net’ in the consolidated income statements. At September 30, 2016, the Company had $375 million in notional principal of interest rate swaps outstanding with a weighted-average life of 15 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2016 and 2015. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2016		September 30, 2015
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,022.1	$1,920.5	$3,443.6	$3,313.8
OTC commodity derivatives	1,217.0	1,188.9	1,621.2	1,650.7
Exchange-traded foreign exchange derivatives	12.2	7.5	27.8	20.6
OTC foreign exchange derivatives	346.5	290.2	892.2	865.4
Exchange-traded interest rate derivatives	78.7	120.5	126.8	136.0
Equity index derivatives	39.1	50.3	22.8	21.0
TBA and forward settling securities	0.3	2.6	1.2	2.6
Gross fair value of derivative contracts	3,715.9	3,580.5	6,135.6	6,010.1
Impact of netting and collateral	(3,653.5)	(3,366.1)	(6,081.7)	(5,954.4)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(116.3)		$76.2
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(15.2)		$(52.9)
Total fair value included in ‘Financial instruments owned, at fair value’	$193.9		$30.6
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$3.5		$1.6
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$210.9		$54.1

(1)	As of September 30, 2016 and 2015, the Company’s derivative contract volume for open positions was approximately 4.0 million and 4.1 million contracts, respectively.

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
Through its Rates Division, the Company transacts in derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures. The fair value of these transactions is recorded in receivables or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.
The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of September 30, 2016, these transactions are summarized as follows (in millions):

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.8	$289.8
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.8)	$485.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$1.3	$(702.3)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(1.7)	$(754.3)
Unrealized gain on forward settling securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.1	$607.9
Unrealized gain on forward settling securities sold within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.2	$(470.4)
(1) The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2016, 2015, and 2014, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2016	2015	2014
Commodities	$41.8	$78.6	$65.7
Foreign exchange	9.7	7.5	7.5
Interest rate and equity	0.8	3.2	—
TBA and forward settling securities	(14.4)	(5.1)	—
Net gains from derivative contracts	$37.9	$84.2	$73.2
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2016 and September 30, 2015 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $9.5 million and $10.2 million as of September 30, 2016 and 2015, respectively. The allowance for doubtful accounts related to notes receivable was $0.2 million and $1.0 million as of September 30, 2016 and 2015, respectively.
During the year ended September 30, 2016, the Company recorded bad debt expense, net of recoveries, of $4.4 million, including provision increases of$4.2 million and direct write-offs of $0.4 million, offset by recoveries of $0.2 million. The increase in bad debts during fiscal 2016 primarily related to $3.6 million of customer deficits in the Commercial Hedging segment, $0.4 million of uncollectible customer receivables in the Physical Commodities segment and $0.4 million of uncollectible service fees and notes in the Securities segment.
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
During the year ended September 30, 2014, the Company recorded bad debt expense, net of recoveries, of $5.5 million, including provision increases of $5.1 million and direct write-offs of $0.6 million, offset by recoveries of $0.2 million. The provision increases during fiscal 2014 was $3.8 million in the Commercial Hedging segment, primarily related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag & Energy customers. Additionally, the

Company recorded bad debts of $0.9 million in the Physical Commodities segment, related to renewable fuels activity, and $0.7 million in the Securities segment primarily related to charge-offs of uncollectible service fees.
Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2016, 2015, and 2014 was as follows:

(in millions)	2016	2015	2014
Balance, beginning of year	$11.2	$5.8	$1.2
Provision for bad debts	4.2	6.0	5.3
Deductions:
Charge-offs	(5.7)	(0.6)	(0.7)
Balance, end of year	$9.7	$11.2	$5.8
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $5.0 million and $41.4 million as of September 30, 2016 and 2015, respectively. The Company has sold $4.6 million and $30.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of September 30, 2016 and 2015, respectively. The Company has completed its exit of the majority of this activity during the year ended September 30, 2016. The Company believes the run-off of the remaining activity will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 13.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	September 30, 2016	September 30, 2015
Physical Ag & Energy(1)	$65.9	$0.4
Precious metals - held by broker-dealer subsidiary(2)	5.3	10.8
Precious metals - held by non-broker-dealer subsidiaries(3)	52.6	21.6
Physical commodities inventory	$123.8	$32.8
(1) Physical Ag & Energy maintains agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the consolidated income statement. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or market value.
The Company has recorded lower of cost or market (“LCM”) adjustments for certain precious metals inventory of $0.6 million and $0.3 million as of September 30, 2016 and 2015, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2016, 2015, and 2014, depreciation expense was $6.6 million, $5.7 million and $5.7 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2016 and 2015 is as follows:

(in millions)	September 30, 2016	September 30, 2015
Property and equipment:
Furniture and fixtures	$6.8	$5.2
Software	22.8	9.0
Equipment	20.6	16.1
Leasehold improvements	11.9	9.9
Total property and equipment	62.1	40.2
Less accumulated depreciation	(32.7)	(20.5)
Property and equipment, net	$29.4	$19.7
Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2016 and 2015 is as follows:

(in millions)	September 30, 2016	September 30, 2015
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 9 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2016			September 30, 2015
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade name	$1.1	$(0.6)	$0.5	$—	$—	$—
Software programs/platforms	2.7	(2.4)	0.3	2.7	(2.3)	0.4
Customer base	14.0	(5.7)	8.3	14.0	(4.9)	9.1
	17.8	(8.7)	9.1	16.7	(7.2)	9.5
Intangible assets not subject to amortization:
Trade name	—	—	—	1.1	—	1.1
Total intangible assets	$17.8	$(8.7)	$9.1	$17.8	$(7.2)	$10.6
During the year ended September 30, 2016, as part of the periodic assessment of useful lives of the intangible assets, the
Company determined the indefinite-lived trade names, related to the Risk Management Incorporated and RMI Consulting, Inc.
(the “RMI Companies”) acquisitions, were no longer considered to be indefinite. The Company is intending to phase out the use of those trade names in the future. The value of the RMI Companies’ trade names of $1.1 million was recorded in the
Commercial Hedging segment.
The RMI Companies’ trade names were determined to have a remaining finite useful life of approximately two years. The trade names were not deemed to be impaired, however, the value of the trade names was transferred from the indefinite-lived category to intangible assets subject to amortization over the estimated two year useful life. The Company recorded amortization for the trade names of $0.6 million, within ‘depreciation and amortization’ on the consolidated income statements, during the year ended September 30, 2016.
Amortization expense related to intangible assets was $1.6 million, $1.5 million, and $1.6 million for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.

The estimated future amortization expense as of September 30, 2016 is as follows (in millions):

Year ending September 30,
2017	$1.6
2018	1.0
2019	1.0
2020	0.8
2021 and thereafter	4.7
$9.1
Note 10 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $447.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities are as follows:
A three-year syndicated committed loan facility established on September 30, 2013 and amended on March 18, 2016 and September 15, 2016, under which $247 million is available to the Company for general working capital requirements. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%, and averaged 5.25% as of September 30, 2016. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2016. The agreement also includes a non-financial covenant limiting the amount of annual consolidated capital expenditures to $15.0 million. The Company’s annual consolidated expenditures were in excess of this amount during fiscal 2016. The Company requested and was granted a waiver from the lenders, dated December 8, 2016, for the excess amount acquired during fiscal 2016. The Company paid debt issuance costs of $1.8 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on March 16, 2016, under which $75 million is available to the Company’s subsidiary, INTL FCStone Financial to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone Financial’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.50% as of September 30, 2016. The agreement contains financial covenants related to INTL FCStone Financial’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. INTL FCStone Financial was in compliance with these covenants as of September 30, 2016. The facility is guaranteed by the Company.
A syndicated committed borrowing facility established on March 15, 2016, and amended on November 14, 2016, under which $100.0 million is available to the Company’s subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which averaged 4.25% as of September 30, 2016. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2016. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility.
A syndicated committed borrowing facility established on November 15, 2013, and renewed by amendment on October 27, 2016, under which $25.0 million is available to the Company’s subsidiary, INTL FCStone Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2016. INTL FCStone Ltd paid minimal debt issuance costs in connection with this credit facility. The facility is guaranteed by the Company.

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.
In connection with the acquisition of the Sterne businesses discussed in Note 18, the Company assumed two uncommitted secured lines of credit under which the Company may borrow for short term funding of firm and customer margin requirements. The facilities bear interest at a rate per annum equal to such rate in respect of such day as determined by the bank in its sole discretion. In the event that the Company fails to pay the principal and interest on the scheduled due date, the facilities bear penalty interest at a rate equal to the Federal Funds rate plus 2%. The amounts borrowed under the facilities are payable on demand. As of September 30, 2016, the Company had no borrowings against these lines.
Note Payable to Bank
In April 2015, the Company obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
Senior Unsecured Notes
In July 2013, the Company completed the offering of $45.5 million aggregate principal amount of the Company’s 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes were being used for general corporate purposes. The Notes bore interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes were scheduled to mature on July 30, 2020. The Company could redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which were being amortized over the term of the Notes.
On September 15, 2016, the Company provided notice, through the trustee of the Notes, to the record holders of the Notes that the Company would redeem the outstanding $45.5 million aggregate principal amount of the Notes in full. Pursuant to the terms of the Indenture, the Company redeemed the Notes at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date on October 15, 2016.
The following table sets forth a listing of credit facilities, the current committed amounts, as of the report date, on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note an on senior notes as of September 30, 2016 and 2015:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2016	September 30, 2015
INTL FCStone Inc.	Certain pledged shares of certain subsidiaries	March 18, 2019	$247.0	$136.5	$28.0
INTL FCStone Financial	None	April 6, 2017	75.0	—	—
INTL FCStone Financial	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2018	100.0	43.5	10.0
INTL FCStone Ltd	None	October 27, 2017	25.0	—	—
			$447.0	180.0	38.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				2.8	3.6
Senior Unsecured Notes
8.50% senior notes, redeemed October 15, 2016				45.5	45.5
Total indebtedness				$228.3	$87.1
As reflected above, $75 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2017. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

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
As of September 30, 2016 and 2015, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company.
Sentinel Litigation
Prior to its July 1, 2015 merger into INTL FCStone Financial, the Company’s subsidiary FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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

On April 25, 2016, INTL FCStone Financial filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the trustee filed a notice of appeal from the March 28, 2016 final judgment of the district court. On April 27, 2016, the court consolidated the two appeals and directed the trustee to file an opening brief. On June 27, 2016 the trustee filed his appellate brief. On August 31, 2016, the Futures Industry Association, Inc. filed a voluntary brief in support of INTL FCStone Financial’s cross-appeal.
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
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreement, related to the acquisitions listed below, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $0.8 million and $3.3 million are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2016 and 2015, respectively. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the years ended September 30, 2016, 2015, and 2014 were an increase of $0.4 million, increase of $1.8 million and decrease of $2.3 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration in no event shall exceed $1.5 million. The estimated total purchase price, including contingent consideration, is $27.5 million as of September 30, 2016, of which $0.8 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $9.9 million, $10.1 million and $9.5 million, for fiscal years ended September 30, 2016, 2015, and 2014, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2016 are as follows:

(in millions)
Year ending September 30,
2017	$8.8
2018	7.1
2019	6.6
2020	6.3
2021	5.5
Thereafter	10.5
$44.8
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2016 fair values. The purchase commitments and other obligations as of September 30, 2016 for less than one year, one to three years and three to five years were $603.5 million, $2.4 million and $1.7 million, respectively. There were $2.0 million in purchase commitments and other obligations after five years as of September 30, 2016. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $475.9 million.

Exchange Member Guarantees
The Company is a member of various exchanges that trade and clear futures and option contracts. In connection with the Sterne acquisition, the Company is also a member of and provides guarantees to securities clearinghouses and exchanges in connection with customer trading activities. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral.
The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2016 and 2015, the Company had $1.0 million and $0.8 million, respectively, accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheets.
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
The Company’s subsidiaries Sterne, Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc. are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
The Company’s subsidiary INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom, as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of customer money and other assets which under certain circumstances for certain classes of customer must be segregated from the firm’s own assets.
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
All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2016, as follows:

(in millions)			As of September 30, 2016
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	Net capital	$140.8	$81.7
INTL FCStone Financial Inc.	CFTC	Segregated funds	$2,177.9	$2,126.4
INTL FCStone Financial Inc.	CFTC	Secured funds	$107.7	$91.3
Sterne Agee Clearing Inc.	SEC	Net capital	$1.0	$0.1
Sterne, Agee & Leach, Inc.	SEC	Net capital	$29.0	$2.0
Sterne Agee Financial Services, Inc.	SEC	Net capital	$3.3	$0.3
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$136.9	$84.9
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$54.8	$49.5
INTL Netherlands BV	FCA (United Kingdom)	Net capital	$136.1	$85.0
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$2.5	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Capital adequacy	$7.7	$0.1
INTL Gainvest S.A.	CNV	Net capital	$3.6	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$15.3	$12.6
INTL CIBSA S.A.	CNV	Capital adequacy	$7.1	$1.1
INTL CIBSA S.A.	CNV	Net capital	$10.9	$0.6
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2016, these subsidiaries were in compliance with their local capital adequacy requirements.
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
Funds deposited by customers and other assets, which have been segregated as belonging to the commodity customers as of September 30, 2016 and 2015, are as follows:

(in millions)	September 30, 2016	September 30, 2015
Cash, at banks - segregated	$383.6	$126.9
Securities representing investments of customers' funds, at banks	595.4	492.5
Securities held for customers in lieu of cash, at banks	1.8	0.9
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,173.9	1,237.8
Securities held for customers in lieu of cash	23.2	22.1
Total customer-segregated funds	2,177.9	1,880.2
Amount required to be segregated	2,126.4	1,830.9
Excess funds in segregation	$51.5	$49.3

Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2016 and 2015 are as follows:

(in millions)	September 30, 2016	September 30, 2015
Cash - secured	$70.5	$64.7
Securities	—	—
Equities with registered futures commission merchants	3.6	2.6
Amounts held by clearing organizations of foreign boards of trade	6.7	—
Amounts held by members of foreign boards of trade	26.9	18.3
Total customer-secured funds	107.7	85.6
Amount required to be secured	91.3	65.2
Excess secured funds	$16.4	$20.4
Note 13 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of September 30, 2016 and 2015 was $1.5 million and $26.7 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of September 30, 2016 and 2015 were $43.5 million and $10.0 million, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2016, on a settlement date basis, financial instruments owned of $47.2 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheet.
In addition, as of September 30, 2016, the Company pledged settlement date securities owned of $1,037.6 million and securities received under reverse repurchase agreements of $108.4 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At September 30, 2016, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at September 30, 2016, was $607.3 million of which $504.4 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At September 30, 2016, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
Through its acquisition of Sterne Agee, as discussed in Note 18, in the normal course of business the Company has margin securities, securities borrowed and securities held on behalf of correspondent brokers, on terms which permit it to repledge the securities to others. At September 30, 2016, the Company had obtained and had available securities, on a settlement date basis, with a fair value of $148.4 million on such terms, of which $22.5 million have either been pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy commitments under short sales.

Note 14 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $5.1 million, $3.6 million and $4.3 million for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2016, there were 0.8 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2016	2015	2014
Expected stock price volatility	28%	28%	34%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.83%	0.66%	0.80%
Average expected life (in years)	3.06	3.22	2.88
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2016, 2015, and 2014 was $6.40, $4.31 and $4.48, respectively.
The following is a summary of stock option activity for the year ended September 30, 2016:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2015	828,665	1,297,984	$28.28	$12.37	4.24	$1.8
Granted	(90,500)	90,500	$31.37	$6.40
Exercised		(147,205)	$18.52	$1.50
Forfeited	15,998	(16,498)	$25.23	$5.28
Expired		(8,960)	$54.23	$20.04
Balances at September 30, 2016	754,163	1,215,821	$29.55	$12.88	3.80	$14.1
Exercisable at September 30, 2016		306,520	$40.58	$15.09	0.92	$2.2
The total compensation cost not yet recognized for non-vested awards of $5.3 million as of September 30, 2016 has a weighted-average period of 4.76 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $1.9 million, $3.6 million and $1.8 million, respectively.

The options outstanding as of September 30, 2016 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	75,325	$18.77	1.00
$20.00	-	$25.00	156,997	$22.07	1.73
$25.00	-	$30.00	720,000	$25.91	5.38
$30.00	-	$35.00	83,000	$31.37	3.28
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	180,499	$54.23	0.68
			1,215,821	$29.55	3.80
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2012 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2016, 0.7 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2016:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2015	974,919	230,043	$20.10	2.17	$5.7
Granted	(229,886)	229,886	$31.40
Vested		(99,428)	$19.84
Forfeited	2,749	(2,749)	$21.89
Balances at September 30, 2016	747,782	357,752	$27.39	1.39	$13.9
The total compensation cost not yet recognized of $7.1 million as of September 30, 2016 has a weighted-average period of 1.39 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 15 – Retirement Plans
Defined Benefit Retirement Plans
The Company has a frozen defined benefit pension plan (the “Plan”) and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in “accounts payable and other accrued liabilities” in the consolidated balance sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 70%debt securities and 30% equity investments and had a total fair value of$33.7 million and $30.2 million as of September 30, 2016 and 2015, respectively. All plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 2006. The benefit obligation was $38.5 million and $37.1 million and the discount rate assumption used in the measurement of this obligation was 3.60% and 4.25% as of September 30, 2016 and 2015, respectively. The Company’s unfunded pension obligation was$4.8 million and $6.9 million as of September 30, 2016 and 2015, respectively.

The net periodic benefit cost associated with the Plan was $0.2 million for the year ended September 30, 2016 and less than $0.1 million for the year ended September 30, 2015. The Company recognized a net periodic benefit of $0.1 million for the year ended September 30, 2014. The expected long-term return on plan assets assumption is 6.00% for 2016. The Company made contributions of $1.8 million and $2.2 million to the Plan in the years ended September 30, 2016 and 2015, respectively. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $3.0 million in 2017, $2.1 million in 2018, $2.1 million in 2019,$2.0 million in 2020, $1.9 million in 2021 and $9.3 million in 2022 through 2026.
Defined Contribution Retirement Plans
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
For fiscal years ended September 30, 2016, 2015, and 2014, the Company’s contribution to these defined contribution plans were $5.3 million, $5.1 million and $4.1 million, respectively.
Note 16 – Other Expenses
Other expenses for the years ended September 30, 2016, 2015, and 2014 are comprised of the following:

	Year Ended September 30,
(in millions)	2016	2015	2014
Contingent consideration, net(1)	0.4	1.8	(2.0)
Insurance	2.1	1.7	1.6
Advertising, meetings and conferences	5.1	2.7	3.1
Non-trading hardware and software maintenance and software licensing	7.1	4.7	3.8
Office supplies and printing	1.1	1.2	1.1
Other clearing related expenses	1.3	1.1	1.2
Other non-income taxes	4.3	3.7	3.9
Other	8.0	6.6	5.7
Total other expenses	$29.4	$23.5	$18.4
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3).
Note 17 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2016, 2015, and 2014 was allocated as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Income tax expense attributable to income from continuing operations	$18.0	$22.4	$6.4
Income tax (benefit) expense attributable to loss from discontinued operations	—	—	(0.2)
Taxes allocated to stockholders’ equity, related to unrealized gains (losses) on available-for-sale securities	—	(0.4)	0.1
Taxes allocated to stockholders’ equity, related to pension liabilities	0.2	(0.8)	(0.5)
Taxes allocated to additional paid-in capital, related to share-based compensation	(0.8)	(0.5)	0.1
Total income tax expense	$17.4	$20.7	$5.9

The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Current taxes:
U.S. federal	$1.3	$0.8	$0.5
U.S. State and local	0.8	1.2	—
International	16.8	15.4	11.6
Total current taxes	18.9	17.4	12.1
Deferred taxes	(0.8)	5.0	(5.7)
Income tax benefit attributable to interest income	$(0.1)	$—	$—
Income tax expense	$18.0	$22.4	$6.4
U.S. and international components of (loss) income from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
U.S.	$4.9	$14.5	$(13.0)
International	67.9	63.7	39.0
Income from continuing operations, before tax	$72.8	$78.2	$26.0
Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2016	2015	2014
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State and local income taxes	1.3%	1.8%	—%
Foreign earnings taxed at lower rates	(9.3)%	(10.1)%	(14.7)%
Change in foreign valuation allowance	(0.3)%	(0.1)%	1.9%
Change in state valuation allowance	—%	0.6%	(0.2)%
Uncertain tax positions	—%	—%	(0.5)%
U.S. permanent items	0.8%	0.5%	1.9%
Foreign permanent items	0.2%	1.1%	7.0%
U.S. bargain purchase gain	(3.0)%	—%	—%
Other reconciling items	0.3%	(0.1)%	(5.7)%
Effective rate	25.0%	28.7%	24.7%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2016	September 30, 2015
Deferred tax assets:
Share-based compensation	$4.3	$3.2
Pension liability	1.9	2.7
Deferred compensation	2.0	2.3
Foreign net operating loss carryforwards	2.0	2.3
U.S. State and local net operating loss carryforwards	4.9	4.3
U.S. federal net operating loss carryforwards	12.4	8.6
Intangible assets	8.3	4.6
Capital loss carryforwards	—	0.2
Bad debt reserve	1.6	2.4
Tax Credit Carryforwards	1.4	1.0
Other compensation	3.3	1.9
Other	1.8	1.3
Total gross deferred tax assets	43.9	34.8
Less valuation allowance	(3.6)	(3.2)
Deferred tax assets	40.3	31.6
Deferred income tax liabilities:
Unrealized gain on securities	1.3	1.0
Prepaid expenses	1.9	1.1
Fixed assets	2.6	1.3
Deferred income tax liabilities	5.8	3.4
Deferred income taxes, net	$34.5	$28.2
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2016 and 2015, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $15.7 million and $12.0 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The U.S. federal net operating loss carryforward of $12.4 million begins to expire after September 2033. The state and local net operating loss carryforwards of $3.3 million, net of valuation allowance, begin to expire after September 2020. The Company has an Alternative Minimum Tax credit carryforward of $1.3 million, which has an indefinite life, and an R&D credit carryforward of $0.1 million that begins to expire after September 2031.
The valuation allowance for deferred tax assets as of September 30, 2016 was $3.6 million. The net change in the total valuation allowance for the year ended September 30, 2016 was an increase of $0.4 million. The valuation allowances as of September 30, 2016 and 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2016, 2015, and 2014 of $(9.7) million, $16.5 million, and $(18.4) million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $4.5 million that are scheduled to reverse from 2017 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 11 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $294.3 million and $227.2 million as of September 30, 2016 and 2015, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Balance, beginning of year	$—	$—	$0.1
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	0.1	—	—
Gross decreases for tax positions of prior years	—	—	(0.1)
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance, end of year	$0.1	$—	$—
The Company has a minimal balance of uncertain tax benefits as of September 30, 2016, that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest, net of federal benefit, and penalties included in the consolidated balance sheets as of September 30, 2016 and 2015.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2016, 2015, and 2014.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2016 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2015 to September 30, 2016. In Brazil, the Company has open tax years ranging from December 31, 2011 through December 31, 2015. In Argentina, the Company has open tax years ranging from September 30, 2009 to September 30, 2016. During the year ended September 30, 2016, the Company’s U.S. net operating loss carryback claim was reviewed by the Joint Committee of Taxation, and the Company received a full refund.
Note 18 – Acquisitions and Disposals
Acquisition in Fiscal 2016
Sterne Agee
Effective July 1, 2016, the Company acquired all of the equity interests of Sterne Agee, LLC’s (a wholly-owned subsidiary of Stifel Financial Corp.) legacy independent brokerage and clearing businesses, Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc. Effective August 1, 2016, the Company acquired all of the equity interests of Sterne Agee, LLC’s legacy Registered Investment Advisor (“RIA”) business, Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. - collectively (“Sterne Agee”) for cash consideration.
The acquisition-date fair value of the consideration transferred totaled $45.0 million. The preliminary purchase price allocation resulted in $24.9 million in cash, $151.6 million in receivables, $5.7 million in deferred tax assets,$4.8 million in other assets and $136.0 million in liabilities assumed. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.2 million, which is included in the line item ‘gain on acquisition’ in the consolidated income statement. The

Company believes the transaction resulted in a gain primarily due to the Company’s ability to incorporate these business activities into its existing business structure, and its ability to utilize certain deferred tax assets and other assets while operating the business that may not have been likely to be realized by the seller. The allocation of the consideration to the fair value of the assets acquired and liabilities assumed is preliminary and subject to further adjustment as additional information is obtained. These allocations are subject to change within the measurement period (up to one year from the acquisition date) as final information is obtained.
The businesses have been included within the Company’s Clearing and Execution Services Segment. The Company’s consolidated income statement for the year ended September 30, 2016 includes the post acquisition results of the Sterne Agee businesses, which were immaterial. The acquired businesses contributed net operating revenues of $8.6 million and net loss of $0.1 million to the Company for the period from July 1, 2016 to September 30, 2016.
Acquisition in Fiscal 2015
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
G.X. Clarke & Co.
Effective January 1, 2015, the Company acquired all of the partnership interests of G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities. G.X. Clarke was based in New Jersey, transacted in U.S. Treasury, U.S. government agency and agency mortgage-backed securities, and was a FINRA member with an institutional customer base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price payable by the Company was equal to G.X. Clarke’s net tangible book value at closing of approximately $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke was changed to INTL FCStone Partners L.P.
The acquisition agreement includes the purchase of certain tangible assets and assumption of certain liabilities. For the acquisition, management made an initial fair value estimate of the assets acquired and liabilities assumed as of January 1, 2015. The Company believes that due to the short-term nature of many of the tangible assets acquired and liabilities assumed, that their carrying values, as included in the historical financial statements of G.X. Clarke, approximate their fair values. The Company finalized its purchase accounting estimates with the assistance of a third-party valuation expert. The portion of the purchase price representing the initial premium of $1.5 million and the contingent consideration of $0.1 million has been assigned to the customer base and software programs/platforms intangible assets (see Note 9). The Company assigned useful lives of 5 years for the customer base and software programs/platforms intangible assets.
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
As discussed above, the terms of the acquisition agreement include a contingent payment of an additional purchase price of up to $1.5 million, based on the performance of the acquired business. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The first payment was made after the first four full fiscal quarters commencing after the closing date, and totaled $0.5 million, as the acquired business generated more than $5.0 million in after-tax net income over the first four full fiscal quarters after the closing date. The second and final payment is expected to occur after the twelfth full fiscal quarter commencing after the closing date. This payment is estimated to be $1.0 million, if the acquired business has generated accumulated after-tax net income of greater than $30.0 million over the twelve full fiscal quarters commencing after the closing date.

Acquisition in Fiscal 2014
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
Forward Insight Commodities LLC
In April 2014, the Company’s wholly owned subsidiary, FCStone Group, Inc. (“FCG”), acquired all of the outstanding member interests of Forward Insight Commodities, LLC (“FIC”). FIC was a brokerage firm focused on the structuring and execution of transactions in the energy derivative space.
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
Note 19 – Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans and gains and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive income (loss) for the year ended September 30, 2016.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2015	$(12.7)	$(4.8)	$(17.5)
Other comprehensive income (loss), net of tax before reclassifications	(7.4)	(0.2)	(7.6)
Amounts reclassified from AOCI, net of tax	—	0.5	0.5
Other comprehensive income (loss), net of tax	(7.4)	0.3	(7.1)
Balances as of September 30, 2016	$(20.1)	$(4.5)	$(24.6)
Note 20 – Discontinued Operations
Exit of Physical Base Metals Business
During fiscal 2014, the Company completed its exit of the physical base metals business, that began in fiscal 2013, through the sale and orderly liquidation of then-current open positions. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s loss from discontinued operations for the years ended September 30, 2016, 2015, and 2014:

	Year Ended September 30,
(in millions)	2016	2015	2014
Revenues from discontinued operations	$—	$—	$40.9
Cost of sales of physical commodities from discontinued operations	—	—	40.2
Operating revenues	$—	$—	$0.7

Loss from discontinued operations before income taxes	$—	$—	$(0.5)
Income tax benefit	—	—	0.2
Loss from discontinued operations, net of tax	$—	$—	$(0.3)

Note 21 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2016 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$2,777.6	$4,868.5	$3,708.9	$3,399.9
Cost of sales of physical commodities	2,599.0	4,693.5	3,542.8	3,248.6
Operating revenues	178.6	175.0	166.1	151.3
Transaction-based clearing expenses	32.0	35.2	32.9	29.8
Introducing broker commissions	28.1	14.8	13.2	12.8
Interest expense	7.5	7.7	7.1	6.0
Net operating revenues	111.0	117.3	112.9	102.7
Compensation and other expenses	98.0	95.9	92.9	90.6
Gain on acquisition	6.2	—	—	—
Income before tax	19.2	21.4	20.0	12.1
Income tax expense	2.4	6.8	5.5	3.3
Net income	$16.8	$14.6	$14.5	$8.8
Net basic earnings per share	$0.91	$0.79	$0.77	$0.47
Net diluted earnings per share	$0.90	$0.78	$0.76	$0.46

	For the 2015 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$2,628.4	$3,995.1	$14,442.0	$13,627.7
Cost of sales of physical commodities	2,449.7	3,843.5	14,285.5	13,490.2
Operating revenues	178.7	151.6	156.5	137.5
Transaction-based clearing expenses	31.3	30.2	31.8	29.4
Introducing broker commissions	15.1	13.1	12.3	12.2
Interest expense	5.0	4.9	4.5	2.7
Net operating revenues	127.3	103.4	107.9	93.2
Compensation and other expenses	98.1	86.2	89.8	79.6
Income before tax	29.2	17.2	18.1	13.6
Income tax expense	8.1	5.0	5.1	4.2
Net income	$21.1	$12.2	$13.0	$9.4
Net basic earnings per share	$1.12	$0.64	$0.68	$0.50
Net diluted earnings per share	$1.09	$0.62	$0.67	$0.49
As discussed further in Note 22, during fiscal year 2015, the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its U.K. based broker-dealer subsidiary, INTL FCStone Ltd. Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
Note 22 – Segment and Geographic Information
The Company reports its operating segments based on services provided to customers. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Market-Making, Debt Trading, Investment Banking, and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-traded Futures and Options, FX Prime Brokerage, Correspondent Clearing and Independent Wealth Management)
Commercial Hedging
The Company serves its commercial customers through its team of risk management consultants, providing a high-value-added service that we believe differentiates it from its competitors and maximizes the opportunity to retain customers. The Company’s risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure the Company develops a plan to control and hedge these risks with post-trade reporting against specific ccustomer objectives. Customers are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
The Company’s services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals. The Company’s base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. The Company also provides execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to commercial customers who are seeking cost-effective hedging strategies. Generally, customers direct their own trading activity and the Company’s risk management consultants do not have discretionary authority to transact trades on behalf of customers.
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in over 175 countries and 140 currencies, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Its proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and the Company believes it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows customers to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), the Company is able to offer its services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to customer service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through its global network of approximately 300 correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
The Company believes its customers value its ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from its years of foreign exchange expertise focused on smaller, less liquid currencies.
Securities
The Company provides value-added solutions that facilitate cross-border trading and believes its customers value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. The Company makes markets in over 3,600 ADRs, GDRs and foreign ordinary shares , of which over 2,000 trade in the OTC market. In addition, it will, on request, make prices in more than 10,000 unlisted foreign securities. The Company is a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
The Company acts as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a customer base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.

The Company also originates, structures and places debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina) and domestic municipal securities. On occasion, the Company may invest its own capital in debt instruments before selling them. The Company also actively trades in a variety of international debt instruments and operates an asset management business in which it earns fees, commissions and other revenues for management of third party assets and investment gains or losses on its investments in funds and proprietary accounts managed either by its investment managers or by independent investment managers.
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
The Company’s Physical Ag & Energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. The Company uses sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. Transactions where the sale and repurchase price are fixed upon execution are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Transactions where the repurchase price is not fixed upon execution do not meet all of the criteria to be accounted for as product financing arrangements and, thus, are recorded as commodity inventory, purchases, and sales. Additionally, the Company engages as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its Precious Metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its U.K. based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
The Company records its Physical Ag & Energy commodities revenues on a gross basis. Operating revenues and losses from its precious metals commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Operating revenues and losses from its agricultural and energy commodities derivative activities are included in ‘cost of sales of physical commodities’ in the consolidated income statements. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery.
The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation.
Clearing and Execution Services (CES)
The Company provides competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in all major foreign currency pairs and swap transactions. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of customer margin deposits to support the transactions, and the accounting and reporting of the transactions to customers.
As of September 30, 2016, the Company held $2.1 billion in required customer segregated assets, which it believes makes it the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following the Company’s acquisition of the Sterne Agee correspondent securities clearing business, it is an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, the Company acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result it is one of the leading mid-market clearer’s in the securities industry, clearing for 50 correspondent clearing customers and in aggregate over 120,000 underlying individual retail securities accounts with over $12 billion in assets under management (“AUM”) as of September 30, 2016.
In addition, the Company believes it is one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, it provides prime brokerage foreign exchange services to financial institutions and professional traders. The Company provides its customers with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. The Company also operates a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.

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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Total revenues:
Commercial Hedging	$236.1	$262.4	$224.0
Global Payments	73.2	77.1	55.4
Securities	175.2	129.8	80.3
Physical Commodities	14,120.5	34,092.0	33,552.1
Clearing and Execution Services	151.1	123.4	113.7
Corporate unallocated	(1.2)	8.5	(3.1)
Total	$14,754.9	$34,693.2	$34,022.4
Operating revenues (loss):
Commercial Hedging	$236.1	$262.4	$224.0
Global Payments	73.2	77.1	55.4
Securities	175.2	129.8	80.3
Physical Commodities	36.6	23.1	20.6
Clearing and Execution Services	151.1	123.4	113.7
Corporate unallocated	(1.2)	8.5	(3.1)
Total	$671.0	$624.3	$490.9
Net operating revenues (loss):
Commercial Hedging	$188.2	$214.7	$180.5
Global Payments	65.3	68.5	48.2
Securities	121.9	88.6	54.6
Physical Commodities	31.5	21.2	17.9
Clearing and Execution Services	48.8	38.3	29.7
Corporate unallocated	(11.8)	0.5	(8.9)
Total	$443.9	$431.8	$322.0
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commercial Hedging	$134.4	$151.7	$132.6
Global Payments	52.2	54.5	37.6
Securities	97.5	67.4	40.9
Physical Commodities	23.4	16.9	14.1
Clearing and Execution Services	39.5	30.1	24.0
Total	$347.0	$320.6	$249.2
Segment income:
(Net contribution less non-variable direct segment costs):
Commercial Hedging	$68.7	$85.6	$67.3
Global Payments	39.8	43.3	28.3
Securities	69.4	40.5	21.0
Physical Commodities	13.3	5.8	5.9
Clearing and Execution Services	14.8	12.9	6.3
Total	$206.0	$188.1	$128.8
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$206.0	$188.1	$128.8
Costs not allocated to operating segments	133.3	110.0	102.8
Income from continuing operations, before tax	$72.7	$78.1	$26.0

(in millions)	As of September 30, 2016	As of September 30, 2015	As of September 30, 2014
Total assets:
Commercial Hedging	$1,637.5	$1,548.1	$1,400.9
Global Payments	191.4	207.3	51.9
Securities	2,130.7	1,861.0	235.5
Physical Commodities	258.0	190.9	116.8
Clearing and Execution Services	1,617.4	1,163.8	1,136.2
Corporate unallocated	116.3	98.9	98.4
Total	$5,951.3	$5,070.0	$3,039.7
Information regarding revenues and operating revenues for the years ended September 30, 2016, 2015, and 2014, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2016, 2015, and 2014 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2016	2015	2014
Total revenues:
United States	$817.1	$25,959.0	$19,055.3
Europe	463.5	121.2	86.0
South America	64.8	49.0	53.2
Asia	13,405.1	8,560.0	14,822.4
Other	4.4	4.0	5.5
Total	$14,754.9	$34,693.2	$34,022.4
Operating revenues:
United States	$457.0	$424.3	$330.4
Europe	120.2	125.0	86.0
South America	64.8	49.0	53.2
Asia	24.6	21.9	15.8
Other	4.4	4.1	5.5
Total	$671.0	$624.3	$490.9

(in millions)	As of September 30, 2016	As of September 30, 2015	As of September 30, 2014
Long-lived assets, as defined:
United States	$23.3	$13.8	$8.5
Europe	4.8	4.0	5.0
South America	1.2	1.7	2.0
Asia	0.1	0.2	0.3
Other	—	—	0.1
Total	$29.4	$19.7	$15.9
Note 23 – Subsequent Events
Acquisition of ICAP’s EMEA Oils Broking Business
In September 2016, the Company’s subsidiary, INTL FCStone Ltd, reached an agreement to acquire the London-based EMEA oils business of ICAP plc. INTL FCStone Ltd received approval from the U.K. Competition and Markets Authority, and acquisition is effective October 1, 2016. The business includes over 30 front office employees across the fuel, crude, middle distillates, futures and options desks with deep-rooted relationships with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa. The terms of the agreement include a purchase price of $6.0 million as well as amounts payable to employees acquired based upon their continued employment.

Redemption of Senior Notes
On September 15, 2016, the Company instructed The Bank of New York Mellon, as trustee (the “Trustee”) under the Company’s Indenture dated as of July 22, 2013 for the Company’s 8.5% Senior Notes (the “Senior Notes”) to provide notice (the “Notice”) to the holders of the Senior Notes that the Company will redeem the aggregate outstanding $45.5 million principal amount of the Senior Notes in full. Pursuant to the terms of the Indenture, the Company will redeem the outstanding Senior Notes at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. The redemption date is October 15, 2016. The Notice was provided on September 15, 2016 to record holders of the Senior Notes by the Trustee.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$1.3	$2.5
Deposits and receivables from broker-dealers, clearing organizations and counterparties	2.9	—
Receivable from subsidiaries, net	3.6	0.4
Notes receivable, net	6.9	46.4
Income taxes receivable	14.0	24.3
Investment in subsidiaries(1)	316.3	286.0
Financial instruments owned, at fair value	1.3	3.0
Deferred income taxes, net	15.7	12.0
Property and equipment, net	12.7	9.2
Other assets	17.2	13.1
Total assets	$391.9	$396.9
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$27.7	$29.3
Payable to customers	4.6	30.7
Payable to lenders under loans	139.3	31.6
Payable to subsidiaries, net	17.1	123.7
Senior unsecured notes	45.5	45.5
Financial instruments sold, not yet purchased, at fair value	35.9	—
Total liabilities	270.1	260.8

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,557,175 issued and 18,435,218 outstanding at September 30, 2016 and 20,184,556 issued and 18,812,803 outstanding at September 30, 2015	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2016 and 1,371,753 shares at September 30, 2015	(46.3)	(26.8)
Additional paid-in capital	249.4	240.8
Retained earnings(1)	(81.5)	(78.1)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	121.8	136.1
Total liabilities and equity	$391.9	$396.9

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $336.6 million as of September 30, 2016, respectively, and $278.5 million, as of September 30, 2015, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2016	2015	2014
Revenues:
Management fees from affiliates	$30.1	$26.6	$9.5
Trading gains, net	0.7	3.2	—
Consulting fees	2.2	2.1	1.6
Interest income	1.8	4.6	4.3
Dividend income from subsidiaries(2)	31.0	6.0	—
	65.8	42.5	15.4
Interest expense	13.4	12.7	10.6
Net revenues	52.4	29.8	4.8
Non-interest expenses:
Compensation and benefits	52.8	43.5	29.8
Clearing and related expenses	1.7	1.2	0.3
Introducing broker commissions	0.6	0.5	0.3
Communication and data services	6.7	5.7	1.3
Occupancy and equipment rental	2.8	2.1	2.0
Professional fees	4.8	4.6	5.0
Travel and business development	1.7	1.4	1.1
Depreciation and amortization	2.5	1.8	1.8
Bad debts and impairments	0.2	1.6	0.1
Management services fees to affiliates	1.2	4.3	2.9
Other	11.7	10.2	3.5
Total non-interest expenses	86.7	76.9	48.1
Gain on acquisition	6.2	—	—
Loss from continuing operations, before tax	(28.1)	(47.1)	(43.3)
Income tax benefit	24.7	19.4	17.1
Net loss	$(3.4)	$(27.7)	$(26.2)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $58.1 million, $83.4 million, and $45.5 million, for the years ended September 30, 2016, 2015, and 2014, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net loss	$(3.4)	$(27.7)	$(26.2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2.5	1.8	1.8
Provision for impairments	0.2	1.6	0.1
Deferred income taxes	(3.3)	4.6	(9.6)
Amortization of debt issuance costs and debt discount	1.0	0.8	0.8
Amortization of share-based compensation expense	5.1	3.6	4.3
Gain on acquisition	(6.2)	—	—
Changes in operating assets and liabilities:
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(2.8)	—	—
Receivables from subsidiaries, net	(3.1)	—	—
Due to/from subsidiaries	(86.6)	33.2	84.6
Notes receivable, net	39.1	(7.8)	(12.8)
Income taxes receivable	10.3	(11.4)	4.6
Financial instruments owned, at fair value	1.7	(3.0)	—
Other assets	0.3	(3.9)	(1.1)
Accounts payable and other accrued liabilities	0.4	12.6	(1.1)
Payable to customers	(26.1)	4.9	7.1
Financial instruments sold, not yet purchased, at fair value	35.9	—	(0.6)
Net cash (used in) provided by operating activities	(35.0)	9.3	51.9
Cash flows from investing activities:
Capital contribution in affiliates	(48.4)	(22.4)	(0.5)
Capital withdrawals from affiliates	—	7.8	—
Purchase of property and equipment	(5.5)	(7.8)	(1.8)
Net cash used in investing activities	(53.9)	(22.4)	(2.3)
Cash flows from financing activities:
Payable to lenders under loans	108.5	13.0	(40.0)
Proceeds from note payable	—	4.0	—
Payments of notes payable	(0.8)	(0.4)	—
Payments related to earn-outs on acquisitions	(2.9)	(2.2)	(1.1)
Share repurchase	(19.5)	(4.7)	(9.7)
Debt issuance costs	(1.9)	(0.1)	(0.2)
Exercise of stock options	3.5	2.5	1.4
Income tax benefit on stock options and awards	0.8	0.5	(0.1)
Net cash provided by (used in) financing activities	87.7	12.6	(49.7)
Net (decrease) increase in cash and cash equivalents	(1.2)	(0.5)	(0.1)
Cash and cash equivalents at beginning of period	2.5	3.0	3.1
Cash and cash equivalents at end of period	$1.3	$2.5	$3.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$9.0	$11.9	$6.9
Income taxes (received) paid, net of cash refunds	$(33.8)	$(12.9)	$(5.3)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$(0.4)	$1.9	$(3.0)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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
Management (with the participation of our principal executive officer and principal financial officer) evaluated the Company’s internal control over financial reporting as of September 30, 2016, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 excluded Sterne Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc., acquired with effect from July 1, 2016, and Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc., acquired with effect from August 1, 2016.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of September 30, 2016, and KPMG LLP issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on February 23, 2017. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2016 (the “2017 Proxy Statement”). The 2017 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2017 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2017 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2016, the last day of fiscal 2016, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,215,821	$29.55	754,163
Equity compensation plans not approved by stockholders	—	—	—
Total	1,215,821	$29.55	754,163
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2017 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	FCStone Group, Inc. 2006 Equity Incentive Plan (incorporated by reference from the Registration Statement on Form S-8 filed by FCStone Group, Inc. with the SEC on June 12, 2006).

4.5	INTL FCStone Inc. 2013 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 11, 2013).

10.1	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.2
First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2002).

10.3	Registration Rights Agreement, dated October 22, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

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

10.7	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from the Company’s Form 8-K, as filed with the SEC on November 24, 2004).

10.8	2012 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2012).

10.9	INTL FCStone Inc. 2016 Executive Performance Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.10	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.11
Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.12	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.13
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

10.14
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

10.15
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

10.16
Third Amendment to Credit Agreement entered into as of March 18, 2016 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2016).

10.17
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

10.18
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.19	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.20	Ninth Amendment to Amended and Restated Credit Agreement entered into as of March 16, 2016 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.21
Amended and Restated Credit Agreement, entered into as of March 15, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). *

10.22
First Amendment to Amended and Restated Credit Agreement, entered into as of April 29, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). *

10.23
Second Amendment to Amended and Restated Credit Agreement, entered into as of November 14, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). *

10.24
Credit Agreement, made as of November 15, 2013, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013).

10.25
Second Amendment to Credit Agreement, made as of November 5, 2015, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2015).

10.26
Third Amendment to Credit Agreement, made as of April 14, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

10.27
Fourth Amendment to Credit Agreement, made as of October 27, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 14, 2016
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 14, 2016
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director	December 14, 2016
Scott J. Branch

/s/ PAUL G. ANDERSON	Director	December 14, 2016
Paul G. Anderson

/s/ EDWARD J. GRZYBOWSKI	Director	December 14, 2016
Edward J. Grzybowski

/s/ JOHN M. FOWLER	Director	December 14, 2016
John M. Fowler

/s/ BRUCE KREHBIEL	Director	December 14, 2016
Bruce Krehbiel

/s/ DARYL HENZE	Director	December 14, 2016
Daryl Henze

/s/ ERIC PARTHEMORE	Director	December 14, 2016
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 14, 2016
William J. Dunaway	(Principal Financial and Accounting Officer)