Form 10-Q
period 2016-12-31
INTL FCSTONE INC.
filed 2017-02-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of February 6, 2017, there were 18,639,836 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2016	September 30, 2016
ASSETS
Cash and cash equivalents	$278.8	$316.2
Cash, securities and other assets segregated under federal and other regulations (including $715.7 and $618.8 at fair value at December 31, 2016 and September 30, 2016, respectively)	983.1	1,136.3
Securities purchased under agreements to resell	770.5	609.6
Deposits with and receivables from:
Exchange-clearing organizations (including $921.0 and $868.5 at fair value at December 31, 2016 and September 30, 2016, respectively)	1,665.2	1,524.4
Broker-dealers, clearing organizations and counterparties (including $4.3 and $(15.2) at fair value at December 31, 2016 and September 30, 2016, respectively)	209.2	237.0
Receivables from customers, net	218.8	194.5
Notes receivable, net	20.2	18.9
Income taxes receivable	2.3	1.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $482.4 and $47.2 at December 31, 2016 and September 30, 2016, respectively)	1,730.0	1,606.1
Physical commodities inventory (including $129.8 and $71.2 at fair value at December 31, 2016 and September 30, 2016, respectively)	212.1	123.8
Deferred income taxes, net	38.0	34.5
Property and equipment, net	31.0	29.4
Goodwill and intangible assets, net	61.9	56.6
Other assets	69.6	61.9
Total assets	$6,290.7	$5,950.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.9 and $0.8 at fair value at December 31, 2016 and September 30, 2016, respectively)	$153.4	$161.3
Payables to:
Customers	2,793.0	2,854.2
Broker-dealers, clearing organizations and counterparties (including $6.4 and $3.5 at fair value at December 31, 2016 and September 30, 2016, respectively)	110.5	260.1
Lenders under loans	312.6	182.8
Senior unsecured notes	—	44.5
Income taxes payable	10.9	7.1
Securities sold under agreements to repurchase	1,566.2	1,167.1
Financial instruments sold, not yet purchased, at fair value	901.5	839.4
Total liabilities	5,848.1	5,516.5
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,740,489 issued and 18,618,532 outstanding at December 31, 2016 and 20,557,175 issued and 18,435,218 outstanding at September 30, 2016	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at December 31, 2016 and September 30, 2016	(46.3)	(46.3)
Additional paid-in capital	252.8	249.4
Retained earnings	261.4	255.1
Accumulated other comprehensive loss, net	(25.5)	(24.6)
Total stockholders' equity	442.6	433.8
Total liabilities and stockholders' equity	$6,290.7	$5,950.3
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2016	2015
Revenues:
Sales of physical commodities	$5,896.0	$3,252.6
Trading gains, net	83.0	79.7
Commission and clearing fees	69.2	49.1
Consulting and management fees	15.7	9.7
Interest income	10.4	8.7
Other income	0.1	0.1
Total revenues	6,074.4	3,399.9
Cost of sales of physical commodities	5,888.9	3,248.6
Operating revenues	185.5	151.3
Transaction-based clearing expenses	33.6	29.8
Introducing broker commissions	28.7	12.8
Interest expense	8.9	6.0
Net operating revenues	114.3	102.7
Compensation and other expenses:
Compensation and benefits	70.6	63.1
Communication and data services	10.1	7.9
Occupancy and equipment rental	3.4	3.3
Professional fees	4.8	2.9
Travel and business development	3.6	3.2
Depreciation and amortization	2.4	1.9
Bad debts	2.5	2.0
Other	8.5	6.3
Total compensation and other expenses	105.9	90.6
Income before tax	8.4	12.1
Income tax expense	2.1	3.3
Net income	$6.3	$8.8
Earnings per share:
Basic	$0.34	$0.47
Diluted	$0.34	$0.46
Weighted-average number of common shares outstanding:
Basic	18,248,244	18,648,150
Diluted	18,484,995	18,991,903
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2016	2015
Net income	$6.3	$8.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(0.9)	(5.6)
Pension liabilities adjustment	—	(0.2)
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	0.4
Reclassification adjustment included in net income:	—	0.4
Other comprehensive loss	(0.9)	(5.4)
Comprehensive income	$5.4	$3.4

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$6.3	$8.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2.4	1.9
Bad debts	2.5	2.0
Deferred income taxes	(3.5)	(2.8)
Amortization of debt issuance costs and debt discount	1.2	0.2
Amortization of share-based compensation	0.8	0.9
Loss on sale of property and equipment	(0.3)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	148.3	(39.5)
Securities purchased under agreements to resell	(160.9)	(9.9)
Deposits with and receivables from exchange-clearing organizations	(145.1)	(55.6)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(6.3)	87.9
Receivables from customers, net	(11.4)	58.0
Notes receivable, net	(1.3)	(9.7)
Income taxes receivable	(1.3)	2.1
Financial instruments owned, at fair value	(129.6)	(158.2)
Physical commodities inventory	(88.6)	(15.1)
Other assets	(7.8)	(1.1)
Accounts payable and other accrued liabilities	(7.6)	(33.4)
Payables to customers	(35.3)	13.3
Payables to broker-dealers, clearing organizations and counterparties	(148.1)	(176.6)
Income taxes payable	4.0	(1.8)
Securities sold under agreements to repurchase	399.1	131.6
Financial instruments sold, not yet purchased, at fair value	65.9	113.6
Net cash used in operating activities	(116.6)	(83.4)
Cash flows from investing activities:
Cash paid for acquisitions, net	(6.0)	—
Purchase of property and equipment	(3.0)	(5.9)
Net cash used in investing activities	(9.0)	(5.9)
Cash flows from financing activities:
Net change in payable to lenders under loans	130.0	99.5
Repayment of senior unsecured notes	(45.5)	—
Payments of note payable	(0.2)	(0.2)
Debt issuance costs	(0.1)	(0.1)
Exercise of stock options	2.0	1.6
Excess income tax benefit on stock options and awards	0.6	0.7
Net cash provided by financing activities	86.8	101.5
Effect of exchange rates on cash and cash equivalents	1.4	(6.0)
Net (decrease) increase in cash and cash equivalents	(37.4)	6.2
Cash and cash equivalents at beginning of period	316.2	268.1
Cash and cash equivalents at end of period	$278.8	$274.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$7.6	$4.4
Income taxes paid, net of cash refunds	$2.4	$5.1
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$6.0	$—
Additional consideration payable related to acquisitions, net	$—	$0.2
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2016	$0.2	$(46.3)	$249.4	$255.1	$(24.6)	$433.8
Net income				6.3		6.3
Other comprehensive loss					(0.9)	(0.9)
Exercise of stock options			2.6			2.6
Share-based compensation			0.8			0.8
Balances as of December 31, 2016	$0.2	$(46.3)	$252.8	$261.4	$(25.5)	$442.6
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC.
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
In the condensed consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the condensed consolidated income statements is calculated by deducting physical commodities cost of sales from total revenues. The subtotal ‘net operating revenues’ in the condensed consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 required retrospective application to all prior periods presented in the financial statements. This new guidance was effective for the Company in the first quarter of 2017. As a result of adopting this standard on October 1, 2016, deferred financing costs of $1.0 million as of September 30, 2016, previously reported within other assets, were reclassified to senior unsecured notes in the consolidated balance sheets. As of December 31, 2016, there were no deferred financing costs as the senior unsecured notes were redeemed during the three months ended December 31, 2016, as discussed in Note 9.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The adoption of this standard is not expected to have a material impact on the financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The Company has not yet determined the impact of this Update on its financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied prospectively on or after the effective date. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments and only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company has early adopted this guidance effective October 1, 2016, and applied the guidance in determining whether the acquisition discussed in Note 16 is the acquisition of an asset or of a business.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Companies will now perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests beginning in periods after December 15, 2019. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2021. The Company does not expect this Update to have a significant impact on its financial position, results of operations and cash flows.
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

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2016	2015
Numerator:
Net income	$6.3	$8.8
Less: Allocation to participating securities	(0.1)	(0.1)
Net income allocated to common stockholders	$6.2	$8.7
Denominator:
Weighted average number of:
Common shares outstanding	18,248,244	18,648,150
Dilutive potential common shares outstanding:
Share-based awards	236,751	343,753
Diluted weighted-average shares	18,484,995	18,991,903
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 914,453 and 909,459 shares of common stock for the three months ended December 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills, obligations issued by government sponsored entities, and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills, obligations issued by government sponsored entities, and mortgage-backed and asset-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, exchange stock, commodities warehouse receipts and leases, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural and energy commodities that are part of the trading activities of a non-broker dealer subsidiary and are also recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value.
Deposits with and receivables from broker-dealers, clearing organizations and counterparties include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades and bonds loaned transactions. Due to their short-term nature, deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of December 31, 2016 and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2016.
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2016 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2016.

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$2.9	$—	$—	$—	$2.9
Commodities warehouse receipts	24.0	—	—	—	24.0
U.S. government obligations	—	691.7	—	—	691.7
Securities and other assets segregated under federal and other regulations	24.0	691.7	—	—	715.7
Money market funds	405.2	—	—	—	405.2
U.S. government obligations	—	600.4	—	—	600.4
Derivatives	2,363.5	—	—	(2,448.1)	(84.6)
Deposits with and receivables from exchange-clearing organizations	2,768.7	600.4	—	(2,448.1)	921.0
"To be announced" (TBA) and forward settling securities	—	7.8	—	(0.9)	6.9
Derivatives	—	2.2	—	(4.8)	(2.6)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	10.0	—	(5.7)	4.3
Common and preferred stock and American Depositary Receipts (“ADRs”)	31.8	2.6	0.2	—	34.6
Exchangeable foreign ordinary equities and ADRs	28.1	3.9	—	—	32.0
Corporate and municipal bonds	3.4	1.8	—	—	5.2
U.S. government obligations	—	489.9	—	—	489.9
Foreign government obligations	—	44.8	—	—	44.8
Mortgage-backed securities	—	971.5	—	—	971.5
Derivatives	239.1	1,198.5	—	(1,318.8)	118.8
Commodities leases	—	92.0	—	(85.4)	6.6
Commodities warehouse receipts	10.2	—	—	—	10.2
Exchange firm common stock	6.9	—	—	—	6.9
Mutual funds and other	9.5	—	—	—	9.5
Financial instruments owned	329.0	2,805.0	0.2	(1,404.2)	1,730.0
Physical commodities inventory	129.8	—	—	—	129.8
Total assets at fair value	$3,254.4	$4,107.1	$0.2	$(3,858.0)	$3,503.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.9	$—	$0.9
TBA and forward settling securities	—	7.3	—	(0.9)	6.4
Derivatives	2,172.7	203.2	—	(2,375.9)	—
Payable to broker-dealers, clearing organizations and counterparties	2,172.7	210.5	—	(2,376.8)	6.4
Common and preferred stock and ADRs	28.7	0.4	—	—	29.1
Exchangeable foreign ordinary equities and ADRs	27.4	4.6	—	—	32.0
Corporate and municipal bonds	0.2	2.4	—	—	2.6
U.S. government obligations	—	589.8	—	—	589.8
Foreign government obligations	—	8.6	—	—	8.6
Mortgage-backed securities	—	0.1	—	—	0.1
Derivatives	231.4	1,587.8	—	(1,652.9)	166.3
Commodities leases	—	200.0	—	(127.0)	73.0
Financial instruments sold, not yet purchased	287.7	2,393.7	—	(1,779.9)	901.5
Total liabilities at fair value	$2,460.4	$2,604.2	$0.9	$(4,156.7)	$908.8

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2016 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2016.

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$7.1	$—	$—	$—	$7.1
Commodities warehouse receipts	23.3	—	—	—	23.3
U.S. government obligations	—	595.5	—	—	595.5
Securities and other assets segregated under federal and other regulations	23.3	595.5	—	—	618.8
Money market funds	512.7	—	—	—	512.7
U.S. government obligations	—	472.1	—	—	472.1
Derivatives	2,149.9	—	—	(2,266.2)	(116.3)
Deposits with and receivables from exchange-clearing organizations	2,662.6	472.1	—	(2,266.2)	868.5
TBA and forward settling securities	—	0.3	—	—	0.3
Derivatives	—	8.0	—	(23.5)	(15.5)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	8.3	—	(23.5)	(15.2)
Common and preferred stock and ADRs	34.6	1.7	0.2	—	36.5
Exchangeable foreign ordinary equities and ADRs	25.2	0.5	—	—	25.7
Corporate and municipal bonds	36.9	0.9	3.0	—	40.8
U.S. government obligations	—	514.9	—	—	514.9
Foreign government obligations	—	14.6	—	—	14.6
Mortgage-backed securities	—	747.5	—	—	747.5
Derivatives	206.9	1,350.8	—	(1,363.8)	193.9
Commodities leases	—	137.2	—	(129.1)	8.1
Commodities warehouse receipts	8.9	—	—	—	8.9
Exchange firm common stock	6.4	—	—	—	6.4
Mutual funds and other	8.8	—	—	—	8.8
Financial instruments owned	327.7	2,768.1	3.2	(1,492.9)	1,606.1
Physical commodities inventory, net - precious metals	71.2	—	—	—	71.2
Total assets at fair value	$3,091.9	$3,844.0	$3.2	$(3,782.6)	$3,156.5
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.8	$—	$0.8
TBA and forward settling securities	—	2.6	—	0.9	3.5
Derivatives	1,961.7	97.5	—	(2,059.2)	—
Payable to broker-dealers, clearing organizations and counterparties	1,961.7	100.1	—	(2,058.3)	3.5
Common and preferred stock and ADRs	23.5	0.4	—	—	23.9
Exchangeable foreign ordinary equities and ADRs	25.3	0.5	—	—	25.8
U.S. government obligations	—	509.8	—	—	509.8
Corporate and municipal bonds	6.9	—	—	—	6.9
Derivatives	199.4	1,319.3	—	(1,307.8)	210.9
Commodities leases	—	207.8	—	(145.7)	62.1
Financial instruments sold, not yet purchased	255.1	2,037.8	—	(1,453.5)	839.4
Total liabilities at fair value	$2,216.8	$2,137.9	$0.8	$(3,511.8)	$843.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘interest income’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of December 31, 2016 and September 30, 2016 are summarized below:

(in millions)	December 31, 2016	September 30, 2016
Total level 3 assets	$0.2	$3.2
Level 3 assets for which the Company bears economic exposure	$0.2	$3.2
Total assets	$6,290.7	$5,950.3
Total assets at fair value	$3,503.7	$3,156.5
Total level 3 assets as a percentage of total assets	—%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	—%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	—%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2016 and 2015, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of December 31, 2016.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.2	$—	$—	$—	$—	$—	$0.2
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$—	$—	$(3.0)	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$—	$—	$—	$—	$0.8

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$(0.2)	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	—	—	—	—	3.2
	$3.7	$—	$(0.2)	$—	$—	$—	$3.5

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$3.3	$—	$0.2	$—	$—	$—	$3.5
The Company had debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2016, the Company’s investment in the hotel was $3.0 million, and was included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. In December 2016, the Company sold the debentures and collected an amount approximating their carrying value.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earn-out arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earn-out arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the earn-outs is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the interest rate environment. From the dates of acquisition to December 31, 2016, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased by less than $0.1 million and $0.2 million during the three months ended December 31, 2016 and 2015, respectively, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of levels 1, 2, and 3 during the three months ended December 31, 2016 and 2015.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2016 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2016. The total financial instruments sold, not yet purchased of $901.5 million as of December 31, 2016 includes $166.3 million for derivative contracts, which represents a liability to the Company based on their fair values as of December 31, 2016.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘deposits with and receivables from exchange-clearing organizations’, ‘financial instruments owned, at fair value’, ‘financial instruments sold, not yet purchased, at fair value’ and payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps as well as outright purchases of medium-term U.S. Treasury notes to manage a portion of the aggregate interest rate position. The Company’s objective when using interest rate swaps under the strategy, is to invest certain amounts of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into medium-term interest earnings. When used, the risk mitigation of these interest rate swaps are not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within 'trading gains, net' in the condensed consolidated income statements. At September 30, 2016, the Company had $375.0 million in notional principal of interest rate swaps outstanding with a weighted-average remaining life of 15 months. During the three months ended December 31, 2016, the Company settled these interest rate swaps in advance of their original maturity date.

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2016 and September 30, 2016. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2016		September 30, 2016
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,132.1	$2,152.4	$2,022.1	$1,920.5
OTC commodity derivatives	989.1	1,384.6	1,217.0	1,188.9
Exchange-traded foreign exchange derivatives	46.2	36.0	12.2	7.5
OTC foreign exchange derivatives	447.6	442.2	346.5	290.2
Exchange-traded interest rate derivatives	128.7	125.7	78.7	120.5
Equity index derivatives	59.6	54.2	39.1	50.3
TBA and forward settling securities	7.8	7.3	0.3	2.6
Gross fair value of derivative contracts	3,811.1	4,202.4	3,715.9	3,580.5
Impact of netting and collateral	(3,772.6)	(4,029.7)	(3,653.5)	(3,366.1)
Total fair value included in ‘Deposits with and receivables from exchange-clearing organizations’	$(84.6)		$(116.3)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$4.3		$(15.2)
Total fair value included in ‘Financial instruments owned, at fair value’	$118.8		$193.9
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$6.4		$3.5
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$166.3		$210.9

(1)	As of December 31, 2016 and September 30, 2016, the Company’s derivative contract volume for open positions were approximately 4.1 million and 4.0 million contracts, respectively.
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

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of December 31, 2016 and September 30, 2016, these transactions are summarized as follows:

	December 31, 2016		September 30, 2016
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$5.4	$834.4	$0.8	$289.8
Unrealized loss on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.1)	$109.3	$(0.8)	$485.5
Unrealized gain on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.9	$(548.1)	$1.3	$(702.3)
Unrealized loss on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(5.6)	$(1,198.1)	$(1.7)	$(754.3)
Unrealized gain on forward settling securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$1.5	$259.2	$0.1	$607.9
Unrealized (loss) gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.7)	$(251.3)	$0.2	$(470.4)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2016 and 2015, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2016	2015
Commodities	$4.9	$20.0
Foreign exchange	1.2	1.8
Interest rate	(1.0)	(1.9)
TBA and forward settling securities	13.4	0.7
Net gains from derivative contracts	$18.5	$20.6
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2016 and September 30, 2016 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
The allowance for doubtful accounts related to receivables from customers was $11.8 million as of December 31, 2016 and $9.5 million as of September 30, 2016. The allowance for doubtful accounts related to notes receivable was $0.2 million as of December 31, 2016 and September 30, 2016, respectively.
During the three months ended December 31, 2016, the Company recorded bad debt expense of $2.5 million. The provision for bad debts is primarily related to $2.5 million of LME Metals customer deficits in the Company’s Commercial Hedging segment.
During the three months ended December 31, 2015, the Company recorded bad debt expense of$2.0 million, including provision increases of $1.9 million and direct write-offs of $0.1 million. The provision for bad debts is primarily related to $1.7 million of OTC customer deficits in the Company’s Commercial Hedging segment.
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $2.3 million and $5.0 million as of December 31, 2016 and September 30, 2016, respectively. The Company has sold $2.1 million and $4.6 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of December 31, 2016 and September 30, 2016, respectively. The Company completed its exit of the majority of this activity during fiscal 2016. The Company believes the run-off of the remaining activity will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	December 31, 2016	September 30, 2016
Physical Ag & Energy(1)	$137.5	$65.9
Precious metals - held by broker-dealer subsidiary(2)	18.1	5.3
Precious metals - held by non-broker-dealer subsidiaries(3)	56.5	52.6
Physical commodities inventory	$212.1	$123.8
(1) Physical Ag & Energy maintains agricultural and energy commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, coal and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the condensed consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or market value.
The Company has recorded lower of cost or market (“LCM”) adjustments for certain precious metals inventory of $0.6 million as of December 31, 2016 and September 30, 2016. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	December 31, 2016	September 30, 2016
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
During the three months ended December 31, 2016 , the Company recorded additional intangible assets of $6.0 million as part of the ICAP acquisition. See Note 16 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2016			September 30, 2016
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade name	$1.1	$(0.7)	$0.4	$1.1	$(0.6)	$0.5
Software programs/platforms	2.7	(2.4)	0.3	2.7	(2.4)	0.3
Customer base	20.0	(6.3)	13.7	14.0	(5.7)	8.3
Total intangible assets	$23.8	$(9.4)	$14.4	$17.8	$(8.7)	$9.1
Amortization expense related to intangible assets was $0.7 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2017 (remaining nine months)	$2.1
Fiscal 2018	2.2
Fiscal 2019	2.2
Fiscal 2020	2.0
Fiscal 2021 and thereafter	5.9
$14.4
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $447.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•	$247 million facility available to INTL FCStone Inc. for general working capital requirements.

•
$75 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$100 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

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
The Company also has a secured uncommitted loan facility under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to approximately $25 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.
The Company also has a secured uncommitted loan facility under which the Company’s wholly owned subsidiary Sterne, Agee & Leach, Inc. may borrow for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender.
On January 26, 2017, Sterne, Agee & Leach, Inc. entered into an additional secured uncommitted loan facility under which it may borrow up to $100 million for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement.
Note Payable to Bank
In April 2015, the Company obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
Senior Unsecured Notes
In July 2013, the Company completed an offering of $45.5 million aggregate principal amount of the Company’s 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes were used for general corporate purposes. On September 15, 2016, the Company provided notice, through the trustee of the Notes, to the record holders of the Notes that the Company would redeem the outstanding$45.5 million aggregate principal amount of the Notes in full. On October 15, 2016, the Company redeemed the Notes at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date of October 15, 2016.
The following table sets forth a listing of credit facilities, the committed amounts as of December 31, 2016 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of December 31, 2016 and September 30, 2016:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2016	September 30, 2016
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$247.0	$205.0	$136.5
INTL FCStone Financial Inc.	None	April 6, 2017	75.0	—	—
INTL FCStone Financial Inc.	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants Services, LLC	Certain commodities assets	May 1, 2018	100.0	90.0	43.5
INTL FCStone Ltd	None	October 27, 2017	25.0	—	—
INTL FCStone Ltd	Commodity warehouse receipts	n/a	—	—	—
Sterne, Agee & Leach, Inc.	Certain pledged securities	n/a	—	15.0	—
			$447.0	310.0	180.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				2.6	2.8
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020 (redeemed on October 15, 2016)				—	44.5
Total indebtedness				$312.6	$227.3
As reflected above, $100 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace this facility when it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2016, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, whereby customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed rate, as of December 31, 2016 and September 30, 2016 were $5.8 million and $1.5 million, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2016, on a settlement date basis, financial instruments owned of $482.4 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.

In addition, as of December 31, 2016, the Company pledged settlement date financial instruments owned of $912.7 million and securities received under reverse repurchase agreements of $206.5 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At December 31, 2016, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at December 31, 2016, was approximately $766.3 million of which $558.3 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At December 31, 2016, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
The Company has margin securities, securities borrowed and securities held on behalf of correspondent brokers, on terms which permit it to repledge the securities to others. At December 31, 2016, the Company had obtained and had available securities, on a settlement date basis, with a fair value of $202.7 million on such terms, of which $30.3 million have either been pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy commitments under short sales.
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
As of December 31, 2016 and September 30, 2016, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings as compared to September 30, 2016.
Contractual Commitments
Contingent Liability - Acquisition
Under the terms of the purchase agreement related to the acquisition listed below, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $0.9 million and $0.8 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2016 and September 30, 2016. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the three months ended December 31, 2016 and 2015 were increases of less than $0.1 million and $0.2 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration in no event shall exceed $1.5 million. The estimated total purchase price, including contingent consideration, is $28.7 million as of December 31, 2016, of which $0.9 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2016, the Company had $0.9 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2016, as follows:

(in millions)				As of December 31, 2016
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	Securities and Exchange Commission ("SEC") and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$129.3	$80.2
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,130.4	$2,079.0
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$126.5	$109.8
Sterne Agee Clearing Inc.	SEC	United States	Net capital	$1.1	$0.1
Sterne, Agee & Leach, Inc.	SEC	United States	Net capital	$26.7	$2.0
Sterne Agee Financial Services, Inc.	SEC	United States	Net capital	$4.7	$0.4
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$160.1	$85.5
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$58.9	$52.4
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$155.5	$84.4
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$2.5	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$8.0	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$4.0	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Argentina	Net capital	$14.8	$12.7
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$6.9	$1.0
INTL CIBSA S.A.	CNV	Argentina	Net capital	$10.7	$0.6
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Sterne, Agee & Leach, Inc. is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”) inclusive of computations for proprietary accounts of broker-dealers (“PABs”). As of December 31, 2016, Sterne, Agee & Leach, Inc. had $1,000 of cash in a Special Reserve Bank Account for the exclusive benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and no reserve requirement. Also, as of December 31, 2016, Sterne, Agee & Leach, Inc. had $1,000 of cash in a Special Reserve Bank Account pursuant to SEC Rule 15c3-3, Computation for Determination of PAB Reserve Requirements and no reserve requirement.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2016, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three months ended December 31, 2016 and 2015 consisted of the following:

	Three Months Ended December 31,
(in millions)	2016	2015
Contingent consideration, net	$—	$0.2
Insurance	0.5	0.4
Advertising, meetings and conferences	0.9	0.7
Non-trading hardware and software maintenance and software licensing	2.9	1.5
Office supplies and printing	0.6	0.3
Other clearing related expenses	0.4	0.2
Other non-income taxes	1.1	1.0
Other	2.1	2.0
Total other expenses	$8.5	$6.3

Note 14 – Accumulated Other Comprehensive Loss
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans and gains and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive loss for the three months ended December 31, 2016.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2016	$(20.1)	$(4.5)	$(24.6)
Other comprehensive loss, net of tax	(0.9)	—	(0.9)
Balances as of December 31, 2016	$(21.0)	$(4.5)	$(25.5)

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
The valuation allowance for deferred tax assets as of December 31, 2016 and September 30, 2016 was $3.6 million. The valuation allowances as of December 31, 2016 and September 30, 2016 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income (losses) for the fiscal years ended September 30, 2016, 2015, and 2014 of $(9.7) million, $16.5 million, and $(18.4) million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $4.5 million that are scheduled to reverse from 2017 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimates in future periods could result in adjustments to the valuation allowance.
The income tax expense from continuing operations of $2.1 million and $3.3 million for the three months ended December 31, 2016 and 2015, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended December 31, 2016 and 2015, the Company’s effective tax rate was 25% and 27%, respectively. The effective tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2016 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2015 to September 30, 2016. In Brazil, the Company has open tax years ranging from December 31, 2011 through December 31, 2016. In Argentina, the Company has open tax years ranging from September 30, 2009 to September 30, 2016.

Note 16 –Acquisitions
ICAP’s EMEA Oils Broking Business
In September 2016, the Company’s subsidiary, INTL FCStone Ltd (“IFL”), reached an agreement to acquire the London-based EMEA oils business of ICAP Plc. The acquisition was effective on October 1, 2016, after IFL received approval from the U.K. Competition and Markets Authority. The business included over 30 front office employees across the fuel, crude, middle distillates, futures and options desks with deep-rooted relationships with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa. The terms of the agreement included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment. The cash consideration paid to ICAP was dependent upon the number of brokers who accepted IFL’s employment offer. The transaction was accounted for as an asset acquisition in accordance with FASB ASC 805-50 and FASB ASC 350. The cash consideration paid was allocated entirely to the intangible asset recognized related to the customer relationships acquired. The intangible asset was assigned to the Clearing and Execution Services segment and will be amortized over a useful life of 60 months.
Note 17 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Market-Making, Debt Trading, Investment Banking, and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-traded Futures and Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage)
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2016	2015
Total revenues:
Commercial Hedging	$57.5	$55.4
Global Payments	23.1	18.3
Securities	37.4	48.8
Physical Commodities	5,898.7	3,254.5
Clearing and Execution Services	63.6	29.8
Corporate unallocated	(5.9)	(6.9)
Total	$6,074.4	$3,399.9
Operating revenues (loss):
Commercial Hedging	$57.5	$55.4
Global Payments	23.1	18.3
Securities	37.4	48.8
Physical Commodities	9.8	5.9
Clearing and Execution Services	63.6	29.8
Corporate unallocated	(5.9)	(6.9)
Total	$185.5	$151.3
Net operating revenues (loss):
Commercial Hedging	$45.6	$44.3
Global Payments	20.6	16.3
Securities	25.1	36.0
Physical Commodities	8.1	4.7
Clearing and Execution Services	24.1	10.4
Corporate unallocated	(9.2)	(9.0)
Total	$114.3	$102.7
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$33.4	$31.7
Global Payments	16.4	13.0
Securities	19.8	29.5
Physical Commodities	5.8	3.4
Clearing and Execution Services	18.0	7.9
Total	$93.4	$85.5
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$15.4	$15.0
Global Payments	13.2	10.0
Securities	12.9	21.9
Physical Commodities	3.0	1.0
Clearing and Execution Services	5.7	3.5
Total	$50.2	$51.4
Reconciliation of segment income to income before tax:
Segment income	$50.2	$51.4
Net costs not allocated to operating segments	41.8	39.3
Income before tax	$8.4	$12.1

(in millions)	As of December 31, 2016	As of September 30, 2016
Total assets:
Commercial Hedging	$1,658.9	$1,637.5
Global Payments	119.8	191.4
Securities	2,470.2	2,130.7
Physical Commodities	313.9	258.0
Clearing and Execution Services	1,620.3	1,617.4
Corporate unallocated	107.6	115.3
Total	$6,290.7	$5,950.3

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
Overview
INTL FCStone Inc. is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across asset classes and markets around the world. We help our customers access market liquidity, maximize profits and manage risk.
We are a leader in the development of specialized financial services in commodities, securities, global payments, foreign exchange and other markets. Our revenues are derived primarily from financial products and advisory services intended to fulfill our customers’ real needs and provide bottom-line benefits to their businesses. We work to create added value for our customers by providing access to global financial markets using our industry and financial expertise, deep partner and network relationships, insight and guidance, and integrity and transparency. We believe our customer-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; correspondent securities clearing and independent wealth management; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,400 employees. We currently serve more than 20,000 predominantly wholesale organizations, located in more than 130 countries. Our recent acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses added approximately 50 correspondent clearing relationships with more than 120,000 accounts, of which 65,000 are related to the independent wealth management business acquired.
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

Executive Summary
We achieved 23%, or $34.2 million, growth in operating revenues in the first quarter compared to the prior year, with growth in our Clearing and Execution Services (“CES”), Global Payments, Physical Commodities and Commercial Hedging segments, partially offset by lower Securities operating revenues. Our CES segment increased operating revenues by $33.8 million, primarily related to contributions from our recent acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee and ICAP plc’s London-based EMEA oil voice brokerage business of $23.6 million and $6.5 million, respectively.
Net income declined 28% to $6.3 million in the first quarter, as the acquisition of the correspondent securities clearing and independent wealth management businesses resulted in a $0.6 million net loss during the first quarter as the additional Corporate unallocated expenses in these acquired businesses exceeded their contributed segment income.
Overall, segment income declined 2%, primarily impacted by a $9.0 million decline in Securities segment income. This decline was partially offset by increases in segment income of $3.2 million and $2.2 million in our Global Payments and CES segments, respectively. In addition, our Physical Commodities segment income increased $2.0 million and Commercial Hedging added $0.4 million of segment income in the first quarter as compared to the prior year.
The decline in Securities segment income was primarily due to the strong performance in Argentina in the comparative prior year quarter in Debt Trading and Asset Management following the devaluation of the Argentine Peso in December 2015. Our Global Payments segment grew the number of payments made by 53%, which drove a 32%, or $3.2 million increase in segment income. CES segment income increased, primarily as a result of the acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee in the fourth quarter of fiscal 2016 as well as the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business at the beginning of our current year first quarter. The Sterne Agee businesses contributed $2.6 million in segment income in the first quarter while the Derivative Voice Brokerage business contributed $0.6 million.
Segment income in our Physical Commodities segment increased as a result of a $1.6 million increase in our Physical Agricultural (“Ag”) & Energy business and a $0.4 million increase in our Precious Metals business. Commercial Hedging segment income increased as a result of an increase in exchange-traded revenues, primarily in agricultural and LME markets as well as an increase in interest income. These increases were partially offset by a decline in energy and renewable fuels OTC revenues.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in the first quarter compared to 57% in the prior year. Non-variable expenses increased 24% year-over-year, primarily as a result of $10.8 million in incremental expenses, including non-variable compensation, trade system costs, equipment and office space rental, professional fees and market information, from the acquisition of the Sterne Agee and ICAP businesses.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Set forth below is a discussion of the results of our operations, as viewed by management, for the three months ended December 31, 2016 and 2015.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Revenues:
Sales of physical commodities	$5,896.0	81%	$3,252.6
Trading gains, net	83.0	4%	79.7
Commission and clearing fees	69.2	41%	49.1
Consulting and management fees	15.7	62%	9.7
Interest income	10.4	20%	8.7
Other income	0.1	—%	0.1
Total revenues	6,074.4	79%	3,399.9
Cost of sales of physical commodities	5,888.9	81%	3,248.6
Operating revenues	185.5	23%	151.3
Transaction-based clearing expenses	33.6	13%	29.8
Introducing broker commissions	28.7	124%	12.8
Interest expense	8.9	48%	6.0
Net operating revenues	114.3	11%	102.7
Compensation and other expenses	105.9	17%	90.6
Income before tax	8.4	(31)%	12.1
Income tax expense	2.1	(36)%	3.3
Net income	$6.3	(28)%	$8.8

Balance Sheet information:	December 31, 2016	% Change	December 31, 2015
Total assets	$6,290.7	21%	$5,217.3
Payables to lenders under loans	$312.6	122%	$140.9
Senior unsecured notes	$—	(100)%	$45.5
Stockholders’ equity	$442.6	10%	$403.7
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2016	% Change	2015
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	24,112.7	—%	24,225.1
OTC (contracts, 000’s)	301.8	(4)%	314.7
Global Payments (# of payments, 000’s)	146.6	53%	95.6
Gold equivalent ounces traded (000’s)	24,329.2	3%	23,519.8
Equity Market-Making (gross dollar volume, millions)	$22,355.3	(3)%	$23,084.1
Debt Trading (gross dollar volume, millions)	$33,045.6	49%	$22,106.6
FX Prime Brokerage volume (U.S. notional, millions)	$169,872.6	36%	$124,551.6
Average assets under management in Argentina (U.S. dollar, millions)	$509.8	(21)%	$648.5
Average customer equity - futures and options (millions)	$2,078.1	14%	$1,824.9

Operating Revenues
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues increased 23% to $185.5 million in the first quarter compared to $151.3 million in the prior year. Operating revenue growth was driven by a $33.8 million increase in our CES segment, primarily as a result of incremental operating revenues from our recent acquisitions. In addition, Global Payments operating revenues increased $4.8 million, while operating revenues in our Physical Commodities and Commercial Hedging segment, grew $3.9 million and $2.1 million respectively. Offsetting this revenue growth was an $11.4 million decline in our Securities segment.
Operating revenues for the first quarter include a $5.6 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes generated from our on-going interest rate management strategy. The prior year period included a $6.7 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes. On a segment basis, these unrealized losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments. Under this strategy, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our variable rate debt, and either invest a portion of these investable balances in medium-term U.S. Treasury notes or enter into interest rate swaps intended to swap out short term variable interest earnings into medium-term interest earnings. Under this strategy, we do not actively trade in such instruments and generally intend to hold these investments to their maturity date. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
Operating revenues in our CES segment increased $33.8 million to $63.6 million in the first quarter, primarily as a result of the acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses at the beginning of the fourth quarter of fiscal 2016, which added $23.6 million in operating revenues in the first quarter. Also contributing to the revenue growth was the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, at the beginning of the first quarter, which contributed $6.5 million to first quarter operating revenues. The Exchange-traded Futures and Options business added $3.9 million in operating revenues as a result of an increase in the average rate per contract, while the FX Prime Brokerage business declined $0.3 million, despite a 36% increase in customer volumes.
Operating revenues in our Global Payments segment increased 26% in the first quarter to $23.1 million, as a result of a 53% increase in the number of global payments made which was partially offset by a narrowing of spreads in this business due to an increase in volume of lower value transactions from financial institutions.
Our Physical Commodity segment operating revenues increased 66% to $9.8 million, primarily as a result of a $3.0 million increase in Physical Ag & Energy operating revenues as well as a $0.9 million increase in Precious Metals operating revenues driven by both increased customer volumes and a widening of spreads.
Operating revenues in Commercial Hedging increased 4% in the first quarter to $57.5 million, as exchange-traded revenues increased $4.4 million, which was partially offset by a $3.2 million decline in OTC revenues. A 5% increase in customer contract volumes, particularly in the agricultural and LME markets, drove the increase in exchange-traded revenues. OTC revenues declined as a result of a 4% decrease in customer OTC volumes, primarily in the energy and renewable fuels markets.
Operating revenues in our Securities segment declined 23% to $37.4 million in the first quarter compared to the prior year. The Debt Trading and Asset Management businesses declined $8.0 and $3.5 million respectively as the prior year period reflected strong performance in our Argentina operations in these businesses following the devaluation of the Argentine Peso in December 2015. Modestly offsetting these declines, Equity Market-Making operating revenues increased $0.6 million despite a 3% decline in the gross dollar volume traded.
Interest income increased $1.7 million to $10.4 million in the first quarter compared to prior year, primarily driven by the acquisition of the correspondent securities clearing business of Sterne Agee, which added $1.2 million in interest income. In addition, average customer equity in the exchange-traded futures and options portions of our Commercial Hedging and CES segments increased 14% to $2.1 billion in the first quarter compared to the prior year, which combined with an increase in short term interest rates and the continued implementation of our interest rate management strategy, resulted in an aggregate $1.2 million increase in interest income in these businesses.
In the Condensed Consolidated Income Statements, the $1.1 million net reduction in unrealized losses on interest rate swaps and U.S. Treasury notes compared to the prior year, discussed above, is reflected by a $1.7 million decrease in unrealized losses on interest rate swaps in ‘trading gains, net’, partially offset by a reduction of interest income due to the $0.6 million increase of unrealized losses on U.S. Treasury notes in ‘interest income’.
See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 13% to $33.6 million in the first quarter compared to $29.8 million in the prior year, and were 18% of operating revenues in the first quarter compared to 20% in the prior year. The increase in expense is related to the incremental trading activity from our acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses during the fourth quarter of fiscal 2016, and also due to increased activity across our CES, Equities and LME Metals components.
Introducing broker commissions: Introducing broker commissions increased 124% to $28.7 million in the first quarter compared to $12.8 million in the prior year, and were 15% of operating revenues in the first quarter compared to 8% in the prior year. The increase in expense is primarily due to incremental activity from our acquisition of the Sterne Agee independent wealth management business and increased activity in our CES component, partially offset by a decrease in the introducing broker commissions in our Debt Trading business in Argentina.
Interest expense: Interest expense increased 48% to $8.9 million in the first quarter compared to $6.0 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $1.0 million. Additionally, increased credit line capacity and higher average borrowings outstanding on our corporate credit facility, available for working capital needs, and our physical commodity financing facility resulted in increased expense.
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
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Net operating revenues increased $11.6 million, or 11%, to $114.3 million in the first quarter compared to $102.7 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$36.1	21%	$29.9
Variable compensation and benefits	34.5	4%	33.2
	70.6	12%	63.1
Other non-compensation expenses:
Communication and data services	10.1	28%	7.9
Occupancy and equipment rental	3.4	3%	3.3
Professional fees	4.8	66%	2.9
Travel and business development	3.6	13%	3.2
Depreciation and amortization	2.4	26%	1.9
Bad debts	2.5	25%	2.0
Other expense	8.5	35%	6.3
	35.3	28%	27.5
Total compensation and other expenses	$105.9	17%	$90.6

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Compensation and Other Expenses: Compensation and other expenses increased $15.3 million, or 17%, to $105.9 million in the first quarter compared to $90.6 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 12% to $70.6 million in the first quarter compared to $63.1 million in the prior year. Total compensation and benefits were 38% of operating revenues in the first quarter compared to 42% in the prior year. The variable portion of compensation and benefits increased by 4% to $34.5 million in the first quarter compared to $33.2 million in the prior year. Variable compensation and benefits were 30% of net operating revenues in the first quarter compared to 32% in the prior year. Administrative, centralized operations and executive incentive compensation was $4.4 million in the first quarter compared to $7.0 million in the prior year, primarily due to lower current year performance.
The fixed portion of compensation and benefits increased 21% to $36.1 million in the first quarter compared to $29.9 million in the prior year. Non-variable salaries increased $4.4 million, or 19%, primarily due to incremental costs from our acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses in the fourth quarter of fiscal 2016 and our acquisition of ICAP plc’s London-based EMEA oil voice brokerage business. Additionally, we increased headcount in several administrative areas, primarily in our information technology department. Employee benefits, excluding share-based compensation, increased $1.8 million in the first quarter, primarily related to higher payroll tax costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $0.8 million in the first quarter and in the prior year. The number of employees increased 5% to 1,542 at the end of the first quarter compared to 1,464 at the beginning of the first quarter. The number of employees at the end of the prior year period was 1,273.
Other Non-Compensation Expenses: Other non-compensation expenses increased 28% to $35.3 million in the first quarter compared to $27.5 million in the prior year. Communication and data services expenses increased $2.2 million, primarily related to incremental trade systems and market information costs associated with the acquired businesses discussed above. Professional fees increased $1.9 million, primarily related to consulting fees within our technology and operations departments. Depreciation and amortization increased $0.5 million, primarily related to the increase in the amortization of intangible assets identified as part of our recent acquisitions. Other expenses increased primarily due to higher non-trading hardware and software licensing costs.
Bad debts increased $0.5 million over the prior year. During the first quarter, bad debt expense was $2.5 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment. Bad debt expense in the prior year was $2.0 million, primarily related to $1.7 million of OTC customer deficits in our Commercial Hedging segment.
Provision for Taxes: The effective income tax rate was 25% in the first quarter compared to 27% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$12.8	27%	$10.1
Variable compensation and benefits	4.0	(38)%	6.4
	16.8	2%	16.5
Other non-compensation expenses:
Communication and data services	1.7	31%	1.3
Occupancy and equipment rental	3.4	3%	3.3
Professional fees	2.6	53%	1.7
Travel and business development	1.0	67%	0.6
Depreciation and amortization	2.0	33%	1.5
Other expense	5.1	(6)%	5.4
	15.8	14%	13.8
Total compensation and other expenses	$32.6	8%	$30.3
Total unallocated costs and other expenses increased $2.3 million to $32.6 million in the first quarter compared to $30.3 million in the prior year. Compensation and benefits increased $0.3 million, or 2% to $16.8 million in the first quarter compared to $16.5 million in the prior year.
During the current three months ended, the increase in fixed compensation and benefits is primarily related to the incremental unallocated costs from the acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses in the fourth quarter of fiscal 2016, and expansion of our information technology department. The decrease in variable compensation and benefits is primarily related to lower management incentives based on current period performance. The increase in professional fees is primarily due to increased consulting services used in several shared services departments during the quarter compared to the prior year.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2016	% of Total	2015	% of Total
Variable compensation and benefits	$34.5	21%	$33.2	25%
Transaction-based clearing expenses	33.6	20%	29.8	22%
Introducing broker commissions	28.7	17%	12.8	10%
Total variable expenses	96.8	58%	75.8	57%
Fixed compensation and benefits	36.1	21%	29.9	22%
Other fixed expenses	32.8	20%	25.5	19%
Bad debts and impairments	2.5	1%	2.0	2%
Total non-variable expenses	71.4	42%	57.4	43%
Total non-interest expenses	$168.2	100%	$133.2	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2016 and 2015, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 58% in the first quarter compared to 57% in the prior year.

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
- Derivative Voice Brokerage
We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expenses and related charges, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational charges, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2016	% of Operating Revenues	2015	% of Operating Revenues
Sales of physical commodities	$5,896.0		$3,252.6
Trading gains, net	83.2		81.2
Commission and clearing fees	69.1		49.2
Consulting and management fees	15.4		9.4
Interest income	16.6		14.4
Other	—		—
Total revenues	6,080.3		3,406.8
Cost of sales of physical commodities	5,888.9		3,248.6
Operating revenues	191.4	100%	158.2	100%
Transaction-based clearing expenses	33.1	17%	29.3	19%
Introducing broker commissions	28.7	15%	12.8	8%
Interest expense	6.1	3%	4.4	3%
Net operating revenues	123.5		111.7
Variable direct compensation and benefits	30.1	16%	26.2	17%
Net contribution	93.4		85.5
Non-variable direct expenses	43.2	23%	34.1	22%
Segment income	$50.2		$51.4

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Net contribution for all of our business segments increased 9% to $93.4 million in the first quarter compared to $85.5 million in the prior year. Segment income decreased 2% to $50.2 million in the first quarter compared to $51.4 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	26.5	(5)%	27.8
Commission and clearing fees	25.0	11%	22.5
Consulting and management fees	3.7	12%	3.3
Interest income	2.3	28%	1.8
Other	—	n/m	—
Total revenues	57.5	4%	55.4
Cost of sales of physical commodities	—	—	—
Operating revenues	57.5	4%	55.4
Transaction-based clearing expenses	7.1	4%	6.8
Introducing broker commissions	4.7	12%	4.2
Interest expense	0.1	—%	0.1
Net operating revenues	45.6	3%	44.3
Variable direct compensation and benefits	12.2	(3)%	12.6
Net contribution	33.4	5%	31.7
Non-variable direct expenses	18.0	8%	16.7
Segment income	$15.4	3%	$15.0
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended December 31,
	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$17.2	5%	$16.4
Energy and renewable fuels	1.3	(7)%	1.4
LME metals	15.8	28%	12.3
Other	1.7	13%	1.5
	$36.0	14%	$31.6
Selected data:
Futures and options (contracts, 000’s)	5,820.6	5%	5,531.1
Average rate per contract	$6.10	9%	$5.61
Average customer equity - futures and options (millions)	$949.0	8%	$880.5

	OTC
	Three Months Ended December 31,
	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$9.3	(5)%	$9.8
Energy and renewable fuels	4.2	(35)%	6.5
Other	2.0	(17)%	2.4
	$15.5	(17)%	$18.7
Selected data:
Volume (contracts, 000’s)	301.8	(4)%	314.7
Average rate per contract	$47.80	(17)%	$57.25
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues increased 4% to $57.5 million in the first quarter compared to $55.4 million in the prior year. Exchange-traded revenues increased 14%, to $36.0 million in the first quarter, resulting primarily from higher LME metals revenues as a result of increased market volatility and to a lesser extent growth in agricultural commodity revenues. Overall exchange-traded contract volume increased 5% and the average rate per contract increased 9% to $6.10.

OTC revenues declined 17%, to $15.5 million in the first quarter, primarily due to lower customer volumes in the energy and renewable fuels markets while agricultural revenues were relatively flat with the prior year. Overall OTC volumes declined 4%, while the average rate per contract decreased 17% compared to the prior year.
Consulting and management fees increased $0.4 million versus the prior year, while interest income, increased 28%, to $2.3 million compared to the prior year. The increase in interest income was primarily driven an increase in short-term rates, as well as an 8% increase in average customer equity.
Segment income increased to $15.4 million in the first quarter compared to $15.0 million in the prior year, primarily as a result of the increase in operating revenues which was partially offset by a $0.9 million increase in bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 42% compared to 43% in the prior year, primarily as the result of a decline in variable compensation due to product mix.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	22.6	28%	17.7
Commission and clearing fees	0.5	(17)%	0.6
Consulting and management fees	—	—	—
Interest income	—	—	—
Other income	—	—	—
Total revenues	23.1	26%	18.3
Cost of sales of physical commodities	—	—	—
Operating revenues	23.1	26%	18.3
Transaction-based clearing expenses	1.2	20%	1.0
Introducing broker commissions	1.3	30%	1.0
Interest expense	—	—	—
Net operating revenues	20.6	26%	16.3
Variable direct compensation and benefits	4.2	27%	3.3
Net contribution	16.4	26%	13.0
Non-variable direct expenses	3.2	7%	3.0
Segment income	$13.2	32%	$10.0
Selected data:
Global Payments (# of payments, 000’s)	146.6	53%	95.6
Average revenue per trade	$157.57	(18)%	$191.42

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues increased 26% to $23.1 million in the first quarter compared to $18.3 million in the prior year. The volume of payments made increased 53% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was partially offset by an 18% decrease in the average revenue per trade.
Segment income increased 32% to $13.2 million in the first quarter compared to $10.0 million in the prior year. This increase primarily resulted from the increase in operating revenues which was partially offset by a modest increase in non-variable direct expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 29% compared to the prior year.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our customers value our ability to manage complex transactions, including foreign exchange, utilizing our understanding of local market convention, liquidity and settlement protocols around the world. Our customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, Global Depository Receipts (“GDRs”) and foreign ordinary shares. We make markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina, where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a customer base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	21.9	(29)%	30.7
Commission and clearing fees	2.3	(28)%	3.2
Consulting and management fees	3.5	(34)%	5.3
Interest income	9.7	1%	9.6
Other income	—	—	—
Total revenues	37.4	(23)%	48.8
Cost of sales of physical commodities	—	—	—
Operating revenues	37.4	(23)%	48.8
Transaction-based clearing expenses	6.2	5%	5.9
Introducing broker commissions	2.1	(42)%	3.6
Interest expense	4.0	21%	3.3
Net operating revenues	25.1	(30)%	36.0
Variable direct compensation and benefits	5.3	(18)%	6.5
Net contribution	19.8	(33)%	29.5
Non-variable direct expenses	6.9	(9)%	7.6
Segment income	$12.9	(41)%	$21.9

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2016	% Change	2015
Operating revenues by product line (in millions):
Equity Market-Making	$15.4	4%	$14.8
Debt Trading	17.9	(31)%	25.9
Investment Banking	0.7	(42)%	1.2
Asset Management	3.4	(51)%	6.9
	$37.4	(23)%	$48.8
Selected data:
Equity Market-Making (gross dollar volume, millions)	$22,355.3	(3)%	$23,084.1
Equity Market-Making revenue per $1,000 traded	$0.69	8%	$0.64
Debt Trading (principal dollar volume, millions)	$33,045.6	49%	$22,106.6
Debt Trading revenue per $1,000 traded	$0.54	(54)%	$1.17
Average assets under management in Argentina (millions)	$509.8	(21)%	$648.5
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues decreased 23% to $37.4 million in the first quarter compared to $48.8 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making increased 4% in the first quarter compared to the prior year as a 3% decrease in the gross dollar volume traded was more than offset by an 8% increase in the average revenue per $1,000 traded. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading decreased 31% in the first quarter compared to the prior year, primarily as a result of a decline in operating revenue in our Argentina operations compared to the prior year. Our Argentine operations had a strong performance in the prior year period as a result of the effect of the devaluation of the Argentine Peso. Operating revenues in Investment Banking decreased 42% compared to the prior year, primarily as a result of management’s decision to exit our domestic investment banking business. Asset Management operating revenues decreased 51% in the first quarter as compared to the prior year. Our Asset Management business is conducted solely in Argentina and similar to our Debt Trading business, the Asset Management business in the prior year benefited from the effect of the Peso devaluation. Assets under management declined 21% to $509.8 million in the first quarter compared to $648.5 million in the prior year.
Segment income decreased 41% to $12.9 million in the first quarter compared to $21.9 million in the prior year, as a result of the decline in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 36% in the first quarter compared to 33% in the prior year, primarily as a result of an increase in transaction-based clearing expenses.
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
Operating gains and losses from our Precious Metals commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Operating gains and losses from our Physical Ag and Energy commodities derivatives activities are included in ‘cost of sales of physical commodities’ in the consolidated income statements. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. Management continues to evaluate performance and allocate resources on an operating revenue basis.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Revenues:
Sales of physical commodities	$5,896.0	81%	$3,252.6
Trading gains (losses), net	0.2	n/m	(0.7)
Commission and clearing fees	0.2	100%	0.1
Consulting and management fees	0.7	75%	0.4
Interest income	1.6	(24)%	2.1
Other income	—	—	—
Total revenues	5,898.7	81%	3,254.5
Cost of sales of physical commodities	5,888.9	81%	3,248.6
Operating revenues	9.8	66%	5.9
Transaction-based clearing expenses	0.2	—%	0.2
Introducing broker commissions	0.1	—%	0.1
Interest expense	1.4	56%	0.9
Net operating revenues	8.1	72%	4.7
Variable direct compensation and benefits	2.3	77%	1.3
Net contribution	5.8	71%	3.4
Non-variable direct expenses	2.8	17%	2.4
Segment income	$3.0	200%	$1.0
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended December 31,
	2016	% Change	2015
Total revenues	$5,722.9	81%	$3,168.0
Cost of sales of physical commodities	5,717.5	81%	3,163.5
Operating revenues	$5.4	20%	$4.5
Selected data:
Gold equivalent ounces traded (000’s)	24,329.2	3%	23,519.8
Average revenue per ounce traded	$0.22	16%	$0.19

	Physical Ag & Energy
	Three Months Ended December 31,
	2016	% Change	2015
Total revenues	$175.8	103%	$86.5
Cost of sales of physical commodities	171.4	101%	85.1
Operating revenues	$4.4	214%	$1.4
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues for Physical Commodities increased 66% to $9.8 million in the first quarter compared to $5.9 million in the prior year.
Precious Metals operating revenues increased 20% to $5.4 million in the first quarter compared to $4.5 million in the prior year. Operating revenues increased from the prior year period as a result of a 3% increase in the number of ounces traded as well as a 16% increase in the average revenue per ounce traded.

Operating revenues in Physical Ag & Energy increased 214% to $4.4 million in the first quarter compared to the prior year. The increase in operating revenues is primarily due to an internal restructuring of the business and a resulting increase in both existing and new customer volumes.
Segment income increased 200% to $3.0 million in the first quarter compared to $1.0 million in the prior year, primarily as a result of the increase in operating revenues.
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
As of December 31, 2016, we held $2.1 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
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
Following the October 1, 2016 acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude, and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Sales of physical commodities	$—	—	$—
Trading gains, net	12.0	111%	5.7
Commission and clearing fees	41.1	80%	22.8
Consulting and management fees	7.5	1,775%	0.4
Interest income	3.0	233%	0.9
Other	—	—	—
Total revenues	63.6	113%	29.8
Cost of physical commodities sold	—	—	—
Operating revenues	63.6	113%	29.8
Transaction-based clearing expenses	18.4	19%	15.4
Introducing broker commissions	20.5	426%	3.9
Interest expense	0.6	500%	0.1
Net operating revenues	24.1	132%	10.4
Variable direct compensation and benefits	6.1	144%	2.5
Net contribution	18.0	128%	7.9
Non-variable direct expenses	12.3	180%	4.4
Segment income	$5.7	63%	$3.5
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2016	% Change	2015
Operating revenues by product line (in millions):
Exchange-traded Futures and Options	$27.9	16%	$24.0
FX Prime Brokerage	5.5	(5)%	5.8
Correspondent Clearing	6.4	n/m	—
Independent Wealth Management	17.3	n/m	—
Derivative Voice Brokerage	6.5	n/m	—
Operating revenues	$63.6	113%	$29.8
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	18,292.1	(2)%	18,694.0
Exchange-traded - futures and options average rate per contract	$1.34	18%	$1.14
Average customer equity - futures and options (millions)	$1,129.1	20%	$944.4
FX Prime Brokerage volume (U.S. notional, millions)	$169,872.6	36%	$124,551.6
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Operating revenues increased 113% to $63.6 million in the first quarter compared to $29.8 million in the prior year.
Operating revenues in our Exchange-traded Futures and Options business increased to $27.9 million in the first quarter compared to $24.0 million in the prior year despite a 2% decrease in exchange-traded volumes as the average rate per contract increased 18% compared to the prior year period. Interest income in the Exchange-traded Futures and Options business increased $0.7 million to $1.6 million in the first quarter primarily as a result of an increase in short-term rates and a 20% increase in average customer equity to $1,129.1 million.
Operating revenues in our FX Prime Brokerage declined 5% to $5.5 million in the first quarter compared to $5.8 million in the prior year despite a 36% increase in foreign exchange volumes driven by a narrowing of margins compared to the prior period.
During the fourth fiscal quarter of 2016, we acquired the correspondent securities clearing and independent wealth management businesses of Sterne Agee. During the first quarter, the Correspondent Clearing and Independent Wealth Management businesses generated operating revenues of $6.4 million and $17.3 million, respectively. Included in these operating revenues, interest income was $1.2 million and $0.1 million in the Correspondent Clearing and Independent Wealth Management businesses, respectively.
On October 1, 2016, we acquired ICAP plc’s London-based EMEA oil voice brokerage business. In the first quarter, the Derivative Voice Brokerage business contributed $6.5 million in operating revenues.
Segment income increased to $5.7 million in the first quarter compared to $3.5 million in the prior year, primarily as a result of the increase in operating revenues in the Exchange-traded Futures and Options business as well as the acquisition of the Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage businesses. Segment income in the first quarter includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 71% in the first quarter compared to 73% in the prior year. The increase in introducing broker commissions expense was primarily driven by the acquisition of the Independent Wealth Management business which added $14.0 million of expense in the first quarter.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
INTL FCStone Financial is registered as a broker-dealer with FINRA and is registered as a futures commission merchant with the CFTC and NFA. INTL FCStone Financial, our broker-dealer/FCM subsidiary, has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our customers’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
INTL FCStone Ltd, our U.K. regulated subsidiary, is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
Sterne, Agee & Leach, Inc., Sterne Agee Clearing, Inc. and Sterne Agee Financial Services, Inc. are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Sterne, Agee & Leach, Inc. is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
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
As of December 31, 2016, we had total equity capital of $442.6 million and outstanding bank loans of $312.6 million.
A substantial portion of our assets are liquid. As of December 31, 2016, approximately 96% of our assets consisted of cash; securities purchased under agreements to resell; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
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
Information related to bad debt expense for the three months ended December 31, 2016 and 2015 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of December 31, 2016 and September 30, 2016, were $6,290.7 million and $5,950.3 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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
As of December 31, 2016, $242.2 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $306.2 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

As of December 31, 2016, $32.0 million of financial instruments owned and $32.0 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
On October 2016, we redeemed $45.5 million in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”) plus accrued and unpaid interest to, but not including, the redemption date of October 15, 2016. The Notes were issued in July 2013, and bore interest at a rate of 8.5% per year.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. As of December 31, 2016, the current amount outstanding on the loan was $2.6 million.
As of December 31, 2016, we had four committed bank credit facilities, totaling $447.0 million, of which $310.0 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $247.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance our working capital needs of us and certain subsidiaries. We paid debt issuance costs of $1.8 million in connection with this credit facility, which are being amortized over the thirty-six month term.

•
An unsecured syndicated loan facility, committed until April 6, 2017, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2018, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $100 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until October 27, 2017, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $100 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
We also have a secured uncommitted loan facility, under which our subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchases agreement services to its customers, subject to certain terms and conditions of the credit agreement.
We also have a secured uncommitted loan facility under which our subsidiary, Sterne, Agee & Leach, Inc. may borrow for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender.
On January 26, 2017, Sterne, Agee & Leach, Inc. entered into an additional secured uncommitted loan facility under which they may borrow up to $100 million for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2016, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
We have a contingent liability relating to an acquisition completed in January 2015. See Note 11 to the Condensed Consolidated Financial Statements for additional information on this contingent liability. The contingent liability for the estimated additional discounted purchase price consideration totals $0.9 million as of December 31, 2016, and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $0.8 million.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2016. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents decreased from $316.2 million as of September 30, 2016 to $278.8 million as of December 31, 2016, a net decrease of $37.4 million. Net cash of $116.6 million was used in operating activities, $9.0 million was used in investing activities and net cash of $86.8 million was provided by financing activities, of which $130.0 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $1.4 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $3.0 million in capital expenditures for property, plant and equipment in the current three months ended, compared to $5.9 million in the prior year. The decrease in capital expenditures is primarily due to the timing of purchases of IT equipment and trade system software as well as costs of leasehold improvements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of December 31, 2016 and September 30, 2016, at fair value of the related financial instruments, totaling $901.5 million and $839.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2016, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2016. The totals of $901.5 million and $839.4 million include a net liability of $166.3 million and $210.9 million for derivatives, based on their fair value as of December 31, 2016 and September 30, 2016, respectively.
Except as discussed above, there have been no material changes to the off balance sheet arrangements discussed in the Management’s Discussion and Analysis of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2016.

Marked-to-Market Revenues
Number of days
20
15
10
5
0
1
6
15
17
19
3
2
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
We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and/or outright purchases of medium-term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium-term U.S. Treasury notes or enter into interest rate swaps intended to swap out short term variable interest earnings into medium-term interest earnings. Under this strategy, we do not actively trade in such instruments and generally intend to hold these investment to their maturity date. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.

As part of this strategy, we currently hold $1.15 billion in par value of medium-term U.S. Treasury notes and no interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is 16 months. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period. During the three months ended December 31, 2016 and 2015, operating revenues include unrealized losses of $5.6 million and $6.7 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2016, $310.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2016, we had $2.6 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2016, our Board of Directors authorized for fiscal year 2017, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, commencing on October 1, 2016 and ending on September 30, 2017, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended December 31, 2016 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2016 to October 31, 2016	—	$—	—	1,000,000
November 1, 2016 to November 30, 2016	—	—	—	1,000,000
December 1, 2016 to December 31, 2016	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	February 8, 2017	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 8, 2017	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer