Form 10-Q
period 2017-06-30
INTL FCSTONE INC.
filed 2017-08-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 7, 2017, there were 18,719,538 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$306.1	$316.2
Cash, securities and other assets segregated under federal and other regulations (including $241.8 and $618.8 at fair value at June 30, 2017 and September 30, 2016, respectively)	678.7	1,136.3
Securities purchased under agreements to resell	521.7	609.6
Securities borrowed	119.6	—
Deposits with and receivables from:
Exchange-clearing organizations (including $232.5 and $868.5 at fair value at June 30, 2017 and September 30, 2016, respectively)	1,988.6	1,524.4
Broker-dealers, clearing organizations and counterparties (including $22.5 and $(15.2) at fair value at June 30, 2017 and September 30, 2016, respectively)	177.7	237.0
Receivables from customers, net	251.5	194.5
Notes receivable, net	9.1	18.9
Income taxes receivable	1.4	1.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $171.4 and $47.2 at June 30, 2017 and September 30, 2016, respectively)	1,779.1	1,606.1
Physical commodities inventory (including $84.4 and $71.2 at fair value at June 30, 2017 and September 30, 2016, respectively)	172.5	123.8
Deferred income taxes, net	40.4	34.5
Property and equipment, net	33.1	29.4
Goodwill and intangible assets, net	60.5	56.6
Other assets	55.9	61.9
Total assets	$6,195.9	$5,950.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.9 and $0.8 at fair value at June 30, 2017 and September 30, 2016, respectively)	$142.5	$161.3
Payables to:
Customers	2,799.5	2,854.2
Broker-dealers, clearing organizations and counterparties (including $3.4 and $3.5 at fair value at June 30, 2017 and September 30, 2016, respectively)	182.3	260.1
Lenders under loans	244.7	182.8
Senior unsecured notes	—	44.5
Income taxes payable	8.6	7.1
Securities sold under agreements to repurchase	1,458.3	1,167.1
Securities loaned	148.0	—
Financial instruments sold, not yet purchased, at fair value	742.9	839.4
Total liabilities	5,726.8	5,516.5
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,825,712 issued and 18,703,755 outstanding at June 30, 2017 and 20,557,175 issued and 18,435,218 outstanding at September 30, 2016	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at June 30, 2017 and September 30, 2016	(46.3)	(46.3)
Additional paid-in capital	256.8	249.4
Retained earnings	285.1	255.1
Accumulated other comprehensive loss, net	(26.7)	(24.6)
Total stockholders' equity	469.1	433.8
Total liabilities and stockholders' equity	$6,195.9	$5,950.3
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2017	2016	2017	2016
Revenues:
Sales of physical commodities	$5,317.0	$4,703.2	$16,486.3	$11,503.8
Trading gains, net	79.9	83.4	246.9	243.8
Commission and clearing fees	73.0	58.2	212.5	159.4
Consulting and management fees	16.3	8.0	47.5	27.3
Interest income	19.6	15.6	47.7	42.8
Other income	0.1	0.1	0.2	0.2
Total revenues	5,505.9	4,868.5	17,041.1	11,977.3
Cost of sales of physical commodities	5,308.3	4,693.5	16,462.2	11,484.9
Operating revenues	197.6	175.0	578.9	492.4
Transaction-based clearing expenses	33.9	35.2	101.2	97.9
Introducing broker commissions	29.2	14.8	86.1	40.8
Interest expense	11.2	7.7	30.1	20.8
Net operating revenues	123.3	117.3	361.5	332.9
Compensation and other expenses:
Compensation and benefits	75.5	69.4	222.7	197.7
Communication and data services	9.8	7.9	29.6	23.1
Occupancy and equipment rental	3.9	3.2	11.1	9.7
Professional fees	3.7	3.3	11.9	8.9
Travel and business development	3.0	2.9	9.6	8.4
Depreciation and amortization	2.4	2.1	7.2	6.2
Bad debts	0.1	—	3.9	4.6
Other	9.9	7.1	27.8	20.8
Total compensation and other expenses	108.3	95.9	323.8	279.4
Income before tax	15.0	21.4	37.7	53.5
Income tax expense	2.3	6.8	7.7	15.6
Net income	$12.7	$14.6	$30.0	$37.9
Earnings per share:
Basic	$0.67	$0.79	$1.59	$2.03
Diluted	$0.66	$0.78	$1.58	$2.00
Weighted-average number of common shares outstanding:
Basic	18,447,053	18,138,754	18,365,939	18,461,063
Diluted	18,702,128	18,322,451	18,659,138	18,655,672
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$12.7	$14.6	$30.0	$37.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1.9)	(0.1)	(2.1)	(7.0)
Pension liabilities adjustment	—	—	—	(0.2)
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	—	0.4
Reclassification adjustment included in net income:	—	—	—	0.4
Other comprehensive loss	(1.9)	(0.1)	(2.1)	(6.8)
Comprehensive income	$10.8	$14.5	$27.9	$31.1

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$30.0	$37.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7.2	5.8
Bad debts	3.9	4.6
Deferred income taxes	(5.8)	0.9
Amortization of debt issuance costs and debt discount	1.7	0.7
Amortization of share-based compensation	4.6	3.8
(Gain) loss on sale of property and equipment	(0.3)	0.4
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	458.8	(218.0)
Securities purchased under agreements to resell	87.9	(301.3)
Securities borrowed	(112.7)	—
Deposits with and receivables from exchange-clearing organizations	(462.3)	51.5
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	30.2	96.1
Receivables from customers, net	(87.2)	101.8
Notes receivable, net	9.8	28.5
Income taxes receivable	(0.4)	1.4
Financial instruments owned, at fair value	(174.6)	(562.4)
Physical commodities inventory	(48.9)	(73.8)
Other assets	0.5	(7.1)
Accounts payable and other accrued liabilities	(13.3)	(2.3)
Payables to customers	(4.8)	75.6
Payables to broker-dealers, clearing organizations and counterparties	(65.4)	(8.9)
Income taxes payable	1.7	—
Securities sold under agreements to repurchase	291.2	429.0
Securities loaned	130.5	—
Financial instruments sold, not yet purchased, at fair value	(97.2)	304.0
Net cash used in operating activities	(14.9)	(31.8)
Cash flows from investing activities:
Cash paid for acquisitions, net	(6.0)	—
Purchase of property and equipment	(8.6)	(12.1)
Net cash used in investing activities	(14.6)	(12.1)
Cash flows from financing activities:
Net change in payable to lenders under loans	62.5	170.6
Repayment of senior unsecured notes	(45.5)	—
Payments of note payable	(0.6)	(0.6)
Deferred payments on acquisitions	—	(2.7)
Debt issuance costs	(0.3)	(1.9)
Exercise of stock options	3.1	2.3
Share repurchases	—	(19.5)
Income tax (shortfall) benefit on stock options and awards	(0.2)	0.7
Net cash provided by financing activities	19.0	148.9
Effect of exchange rates on cash and cash equivalents	0.4	(8.5)
Net (decrease) increase in cash and cash equivalents	(10.1)	96.5
Cash and cash equivalents at beginning of period	316.2	268.1
Cash and cash equivalents at end of period	$306.1	$364.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$27.2	$18.9
Income taxes paid, net of cash refunds	$12.4	$12.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from asset acquisitions	$6.0	$—
Additional consideration payable related to acquisitions, net	$—	$0.3
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2016	$0.2	$(46.3)	$249.4	$255.1	$(24.6)	$433.8
Net income				30.0		30.0
Other comprehensive loss					(2.1)	(2.1)
Exercise of stock options			2.8			2.8
Share-based compensation			4.6			4.6
Balances as of June 30, 2017	$0.2	$(46.3)	$256.8	$285.1	$(26.7)	$469.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across asset classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 predominantly wholesale organizations located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the Company’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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

During the quarter ended March 31, 2017, the Company’s Securities reportable segment established a securities lending business. Securities borrowed and loaned are accounted for as collateralized financings. Securities borrowed and loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed and loaned are reported on a gross basis as the Company has determined that the right of offset does not exist. Interest income and interest expense are recognized over the life of the arrangements.
Accounting Standards Adopted
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 required retrospective application to all prior periods presented in the consolidated financial statements. This new guidance was effective for the Company in the first quarter of 2017. As a result of adopting this standard on October 1, 2016, deferred financing costs of $1.0 million as of September 30, 2016, previously reported within other assets, were reclassified to senior unsecured notes in the consolidated balance sheet. As of December 31, 2016, there were no deferred financing costs as the senior unsecured notes were redeemed during the three months ended December 31, 2016, as discussed in Note 9.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company early adopted this guidance effective October 1, 2016, and applied the guidance in determining whether the acquisition discussed in Note 16 is the acquisition of an asset or of a business.

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2017	2016	2017	2016
Numerator:
Net income	$12.7	$14.6	$30.0	$37.9
Less: Allocation to participating securities	(0.3)	(0.3)	(0.6)	(0.6)
Net income allocated to common stockholders	$12.4	$14.3	$29.4	$37.3
Denominator:
Weighted average number of:
Common shares outstanding	18,447,053	18,138,754	18,365,939	18,461,063
Dilutive potential common shares outstanding:
Share-based awards	255,075	183,697	293,199	194,609
Diluted weighted-average shares	18,702,128	18,322,451	18,659,138	18,655,672
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 210,543 and 1,009,055 shares of common stock for the three months ended June 30, 2017 and 2016, respectively, and options to purchase 242,778 and 933,678 shares of common stock for the nine months ended June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and non-financial assets and liabilities reported at fair value on a recurring basis are included in the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits with and receivables from exchange-clearing organizations

•	Deposits with and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Physical commodities inventory

•	Accounts payable and other accrued liabilities

•	Payables to broker-dealers, clearing organizations and counterparties

•	Financial instruments sold, not yet purchased
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills, obligations issued by government sponsored entities, and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills, obligations issued by government sponsored entities, and mortgage-backed and asset-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of common and preferred stock and American Depository Receipts (“ADRs”), exchangeable foreign ordinary equities and ADRs, U.S. and foreign government obligations, corporate and municipal bonds, derivative financial instruments, exchange stock, commodities warehouse receipts and leases, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural and energy commodities that are part of the trading activities of a non-broker dealer subsidiary and are also recorded at fair value using spot prices. The carrying value of securities purchased under agreements to resell, securities borrowed, receivables from customers, net, notes receivable, net, securities sold under agreements to repurchase, and securities loaned approximates fair value due to their short-term nature. Payables to lenders under loans carry variable rates of interest and thus approximate fair value.
Deposits with and receivables from broker-dealers, clearing organizations and counterparties include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades, and bonds loaned transactions. Due to their short-term nature, deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of June 30, 2017 and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, selected physical commodities inventory, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
Precious metals inventory held by subsidiaries that are not broker-dealers are valued at fair value on a non-recurring basis. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and September 30, 2016.
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2017 by level in the fair value hierarchy.

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$4.9	$—	$—	$—	$4.9
Commodities warehouse receipts	12.2	—	—	—	12.2
U.S. government obligations	—	229.6	—	—	229.6
Securities and other assets segregated under federal and other regulations	12.2	229.6	—	—	241.8
U.S. government obligations	—	295.5	—	—	295.5
Derivatives	1,893.9	—	—	(1,956.9)	(63.0)
Deposits with and receivables from exchange-clearing organizations	1,893.9	295.5	—	(1,956.9)	232.5
"To be announced" (TBA) and forward settling securities	—	6.5	—	—	6.5
Derivatives	—	103.2	—	(87.2)	16.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	109.7	—	(87.2)	22.5
Common and preferred stock and ADRs	24.3	2.5	0.2	—	27.0
Exchangeable foreign ordinary equities and ADRs	10.4	0.1	—	—	10.5
Corporate and municipal bonds	2.2	2.2	—	—	4.4
U.S. government obligations	—	524.7	—	—	524.7
Foreign government obligations	—	44.4	—	—	44.4
Agency mortgage-backed and asset-backed securities	—	932.0	—	—	932.0
Derivatives	207.0	2,074.5	—	(2,077.7)	203.8
Commodities leases	—	122.7	—	(107.2)	15.5
Commodities warehouse receipts	3.5	—	—	—	3.5
Exchange firm common stock	7.5	—	—	—	7.5
Mutual funds and other	5.8	—	—	—	5.8
Financial instruments owned	260.7	3,703.1	0.2	(2,184.9)	1,779.1
Physical commodities inventory	84.4	—	—	—	84.4
Total assets at fair value	$2,256.1	$4,337.9	$0.2	$(4,229.0)	$2,365.2
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.9	$—	$0.9
TBA and forward settling securities	—	3.4	—	—	3.4
Derivatives	1,858.5	95.0	—	(1,953.5)	—
Payable to broker-dealers, clearing organizations and counterparties	1,858.5	98.4	—	(1,953.5)	3.4
Common and preferred stock and ADRs	40.0	0.5	—	—	40.5
Exchangeable foreign ordinary equities and ADRs	9.7	0.8	—	—	10.5
U.S. government obligations	—	348.8	—	—	348.8
Foreign government obligations	—	11.2	—	—	11.2
Mortgage-backed securities	—	0.4	—	—	0.4
Derivatives	208.6	2,328.6	—	(2,257.2)	280.0
Commodities leases	—	195.4	—	(143.9)	51.5
Financial instruments sold, not yet purchased	258.3	2,885.7	—	(2,401.1)	742.9
Total liabilities at fair value	$2,116.8	$2,984.1	$0.9	$(4,354.6)	$747.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2016 by level in the fair value hierarchy.

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$7.1	$—	$—	$—	$7.1
Commodities warehouse receipts	23.3	—	—	—	23.3
U.S. government obligations	—	595.5	—	—	595.5
Securities and other assets segregated under federal and other regulations	23.3	595.5	—	—	618.8
Money market funds	512.7	—	—	—	512.7
U.S. government obligations	—	472.1	—	—	472.1
Derivatives	2,149.9	—	—	(2,266.2)	(116.3)
Deposits with and receivables from exchange-clearing organizations	2,662.6	472.1	—	(2,266.2)	868.5
TBA and forward settling securities	—	0.3	—	—	0.3
Derivatives	—	8.0	—	(23.5)	(15.5)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	8.3	—	(23.5)	(15.2)
Common and preferred stock and ADRs	34.6	1.7	0.2	—	36.5
Exchangeable foreign ordinary equities and ADRs	25.2	0.5	—	—	25.7
Corporate and municipal bonds	36.9	0.9	3.0	—	40.8
U.S. government obligations	—	514.9	—	—	514.9
Foreign government obligations	—	14.6	—	—	14.6
Agency mortgage-backed and asset-backed securities	—	747.5	—	—	747.5
Derivatives	206.9	1,350.8	—	(1,363.8)	193.9
Commodities leases	—	137.2	—	(129.1)	8.1
Commodities warehouse receipts	8.9	—	—	—	8.9
Exchange firm common stock	6.4	—	—	—	6.4
Mutual funds and other	8.8	—	—	—	8.8
Financial instruments owned	327.7	2,768.1	3.2	(1,492.9)	1,606.1
Physical commodities inventory, net - precious metals	71.2	—	—	—	71.2
Total assets at fair value	$3,091.9	$3,844.0	$3.2	$(3,782.6)	$3,156.5
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.8	$—	$0.8
TBA and forward settling securities	—	2.6	—	0.9	3.5
Derivatives	1,961.7	97.5	—	(2,059.2)	—
Payable to broker-dealers, clearing organizations and counterparties	1,961.7	100.1	—	(2,058.3)	3.5
Common and preferred stock and ADRs	23.5	0.4	—	—	23.9
Exchangeable foreign ordinary equities and ADRs	25.3	0.5	—	—	25.8
U.S. government obligations	—	509.8	—	—	509.8
Corporate and municipal bonds	6.9	—	—	—	6.9
Derivatives	199.4	1,319.3	—	(1,307.8)	210.9
Commodities leases	—	207.8	—	(145.7)	62.1
Financial instruments sold, not yet purchased	255.1	2,037.8	—	(1,453.5)	839.4
Total liabilities at fair value	$2,216.8	$2,137.9	$0.8	$(3,511.8)	$843.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘interest income’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of June 30, 2017 and September 30, 2016 are summarized below:

(in millions)	June 30, 2017	September 30, 2016
Total level 3 assets	$0.2	$3.2
Level 3 assets for which the Company bears economic exposure	$0.2	$3.2
Total assets	$6,195.9	$5,950.3
Total assets at fair value	$2,365.2	$3,156.5
Total level 3 assets as a percentage of total assets	—%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	—%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	—%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2017 and 2016, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2017.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.2	$—	$—	$—	$—	$—	$0.2
	$0.2	$—	$—	$—	$—	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.9	$—	$—	$—	$—	$—	$0.9

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.2	$—	$—	$—	$—	$—	$0.2
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$—	$—	$(3.0)	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$0.1	$—	$—	$—	$0.9

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.3	$—	$—	$—	$—	$—	$0.3
Corporate and municipal bonds	3.3	—	(0.3)	—	—	—	3.0
	$3.6	$—	$(0.3)	$—	$—	$—	$3.3

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$1.5	$—	$—	$—	$(0.7)	$—	$0.8

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$(0.2)	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	(0.2)	—	—	—	3.0
	$3.7	$—	$(0.4)	$—	$—	$—	$3.3

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$3.3	$—	$0.3	$—	$(2.8)	$—	$0.8

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
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of contingent consideration arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent consideration within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the earn-outs is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the interest rate environment. From the dates of acquisition to June 30, 2017, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased by less than $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016 and by less than $0.1 million and $0.3 million during the nine months ended June 30, 2017 and 2016, respectively, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of levels 1, 2, and 3 during the three and nine months ended June 30, 2017 and 2016.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2017 and September 30, 2016 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2017. The total financial instruments sold, not yet purchased of $742.9 million and $839.4 million as of June 30, 2017 and September 30, 2016, respectively, includes $280.0 million and $210.9 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2017 and September 30, 2016.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘deposits with and receivables from exchange-clearing organizations’, ‘deposits with and receivables from broker-dealers, clearing organizations and counterparties’, ‘financial instruments owned, at fair value’, ‘financial instruments sold, not yet purchased, at fair value’ and payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps as well as outright purchases of medium-term U.S. Treasury notes to manage a portion of the aggregate interest rate position. The Company’s objective when using interest rate swaps under the strategy, is to invest certain amounts of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into medium-term interest earnings. When used, the risk mitigation of these interest rate swaps are not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within 'trading gains, net' in the condensed consolidated income statements. At September 30, 2016, the Company had $375.0 million in notional principal of interest rate swaps outstanding with a weighted-average remaining life of 15 months. During the nine months ended June 30, 2017, the Company settled these interest rate swaps in advance of their original maturity date.
Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2017 and September 30, 2016. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2017		September 30, 2016
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,641.2	$1,719.3	$2,022.1	$1,920.5
OTC commodity derivatives	1,998.3	2,165.0	1,217.0	1,188.9
Exchange-traded foreign exchange derivatives	32.2	23.5	12.2	7.5
OTC foreign exchange derivatives	384.1	371.0	346.5	290.2
Exchange-traded interest rate derivatives	187.4	172.6	78.7	120.5
Equity index derivatives	35.4	39.3	39.1	50.3
TBA and forward settling securities	6.5	3.4	0.3	2.6
Gross fair value of derivative contracts	4,285.1	4,494.1	3,715.9	3,580.5
Impact of netting and collateral	(4,121.8)	(4,210.7)	(3,653.5)	(3,366.1)
Total fair value included in ‘Deposits with and receivables from exchange-clearing organizations’	$(63.0)		$(116.3)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$22.5		$(15.2)
Total fair value included in ‘Financial instruments owned, at fair value’	$203.8		$193.9
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$3.4		$3.5
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$280.0		$210.9

(1)	As of June 30, 2017 and September 30, 2016, the Company’s derivative contract volume for open positions were approximately 4.1 million and 4.0 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial Hedging and Clearing and Execution Services segments. The Company assists its Commercial Hedging segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment customers with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical exchange-traded position. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The Company has derivative instruments, which consist of mortgage-backed TBA securities and forward settling transactions that are used to manage risk exposures in the trading inventory of the Company’s domestic institutional fixed income business. The fair value on these transactions are recorded in deposits with and receivables from or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.
The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of June 30, 2017 and September 30, 2016, these transactions are summarized as follows:

	June 30, 2017		September 30, 2016
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$16.0	$0.8	$289.8
Unrealized loss on TBA securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(2.7)	$820.6	$(0.8)	$485.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$6.0	$(1,549.1)	$1.3	$(702.3)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$(19.4)	$(1.7)	$(754.3)
Unrealized gain on forward settling securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.5	$(310.9)	$0.1	$607.9
Unrealized (loss) gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.7)	$365.3	$0.2	$(470.4)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2017 and 2016 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Commodities	$22.0	$5.6	$40.8	$30.6
Foreign exchange	1.7	0.2	3.7	3.8
Interest rate	—	1.0	(1.0)	2.0
TBA and forward settling securities	(5.4)	(6.6)	3.1	(11.6)
Net gains from derivative contracts	$18.3	$0.2	$46.6	$24.8

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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2017 and September 30, 2016 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
The allowance for doubtful accounts related to receivables from customers was $7.6 million as of June 30, 2017 and $9.5 million as of September 30, 2016. The allowance for doubtful accounts related to notes receivable was $0.0 million and $0.2 million as of June 30, 2017 and September 30, 2016, respectively.
During the nine months ended June 30, 2017, the Company recorded bad debt expense of $3.9 million, primarily related to $3.8 million of LME Metals customer deficits in the Company’s Commercial Hedging segment. During the nine months ended June 30, 2016, the Company recorded bad debt expense of $4.6 million, primarily related to $1.5 million of customer receivables in the Physical Ag & Energy component of the Physical Commodities segment, $2.7 million of customer deficits in the Commercial Hedging segment and $0.3 million related to short-term notes receivable origination in the Securities segment.
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $2.1 million and $5.0 million as of June 30, 2017 and September 30, 2016, respectively. The Company has sold $2.1 million and $4.6 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of June 30, 2017 and September 30, 2016, respectively. The Company completed its exit of the majority of this activity during fiscal 2016. The Company believes the run-off of the remaining activity will have a minimal impact on the Company. See discussion of notes receivable related to commodity repurchase agreements in Note 10.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	June 30, 2017	September 30, 2016
Physical Ag & Energy(1)	$108.6	$65.9
Precious metals - held by broker-dealer subsidiary(2)	11.6	5.3
Precious metals - held by non-broker-dealer subsidiaries(3)	52.3	52.6
Physical commodities inventory	$172.5	$123.8
(1) Physical Ag & Energy maintains agricultural and energy commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, coal and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the condensed consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery.
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
The Company has recorded lower of cost or market adjustments for certain precious metals inventory of $0.5 million and $0.6 million as of June 30, 2017 and September 30, 2016, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	June 30, 2017	September 30, 2016
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
During the nine months ended June 30, 2017 , the Company recorded additional intangible assets of $6.0 million as part of the ICAP acquisition. See Note 16 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2017			September 30, 2016
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade name	$1.1	$(1.0)	$0.1	$1.1	$(0.6)	$0.5
Software programs/platforms	2.7	(2.4)	0.3	2.7	(2.4)	0.3
Customer base	20.0	(7.4)	12.6	14.0	(5.7)	8.3
Total intangible assets	$23.8	$(10.8)	$13.0	$17.8	$(8.7)	$9.1
Amortization expense related to intangible assets was $2.1 million and $1.2 million for the nine months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2017 (remaining three months)	$0.7
Fiscal 2018	2.2
Fiscal 2019	2.2
Fiscal 2020	2.0
Fiscal 2021 and thereafter	5.9
$13.0
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $532.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$262.0 million facility available to INTL FCStone Inc. for general working capital requirements. In May 2017, the Company executed a fourth amendment to the credit facility increasing the available commitment from $247.0 million to $262.0 million.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$170.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc. In May 2017, the Company executed a third amendment to the credit facility increasing the available commitment from $100.0 million to $170.0 million.

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
Sterne, Agee & Leach, Inc. also has a secured uncommitted loan facility under which it may borrow up to $100.0 million for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement.
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
The following table sets forth a listing of credit facilities, the committed amounts as of June 30, 2017 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of June 30, 2017 and September 30, 2016:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	June 30, 2017	September 30, 2016
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$185.0	$136.5
INTL FCStone Financial Inc.	None	April 5, 2018	75.0	—	—
INTL FCStone Financial Inc.	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants Services, LLC	Certain commodities assets	May 1, 2018	170.0	57.5	43.5
INTL FCStone Ltd	None	October 27, 2017	25.0	—	—
INTL FCStone Ltd	Commodity warehouse receipts	n/a	—	—	—
Sterne, Agee & Leach, Inc.	Certain pledged securities	n/a	—	—	—
			$532.0	242.5	180.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				2.2	2.8
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020 (redeemed on October 15, 2016)				—	44.5
Total indebtedness				$244.7	$227.3
As reflected above, $270.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace this facility when it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2017, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
Commodity Repurchase Arrangements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, whereby customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed rate, as of June 30, 2017 and September 30, 2016 were $0.6 million and $1.5 million, respectively.
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

The Company pledges financial instruments owned to collateralize repurchase agreements and securities loaned agreements. At June 30, 2017, financial instruments owned of $171.4 million were pledged as collateral under repurchase agreements and securities loaned agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of June 30, 2017, the Company pledged financial instruments owned of $1,277.9 million and securities received under reverse repurchase agreements of which $183.4 million is used to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At June 30, 2017, the Company has accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at June 30, 2017, was $791.7 million of which $345.0 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements. At June 30, 2017, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
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
As of June 30, 2017 and September 30, 2016, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings as compared to September 30, 2016.
Contractual Commitments
Contingent Liability - Acquisition
Under the terms of the purchase agreement related to the acquisition listed below, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $0.9 million and $0.8 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2017 and September 30, 2016. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the nine months ended June 30, 2017 and 2016 were increases of $0.1 million and $0.3 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration in no event shall exceed $1.5 million. The estimated total purchase price, including contingent consideration, is $28.7 million as of June 30, 2017, of which $0.9 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2017, the Company had $1.0 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2017, as follows:

(in millions)				As of June 30, 2017
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$148.3	$77.7
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,075.0	$2,024.9
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$137.8	$121.9
Sterne Agee Clearing Inc.	SEC	United States	Net capital	$1.3	$0.1
Sterne, Agee & Leach, Inc.	SEC	United States	Net capital	$25.3	$2.0
Sterne Agee Financial Services, Inc.	SEC	United States	Net capital	$4.8	$0.3
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$159.5	$98.6
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$93.1	$90.1
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$158.8	$98.7
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$9.4	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$5.3	$0.2
INTL Gainvest S.A.	CNV	Argentina	Net capital	$0.5	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$7.4	$1.0
INTL CIBSA S.A.	CNV	Argentina	Net capital	$4.3	$0.5
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Sterne, Agee & Leach, Inc. is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”) inclusive of computations for proprietary accounts of broker-dealers (“PABs”). As of June 30, 2017, Sterne, Agee & Leach, Inc. had $1,000 of cash in a Special Reserve Bank Account (“SRBA”) for the exclusive benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements. Also, as of June 30, 2017, Sterne, Agee & Leach, Inc. had $1.8 million of cash in a SRBA pursuant to SEC Rule 15c3-3, Computation for Determination of PAB Reserve Requirements. As of June 30, 2017 , the amount on deposit in both the customers and the PABs SRBA was less than the reserve requirement and additional funds were deposited timely subsequent to period-end.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2017, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three and nine months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Contingent consideration, net	$—	$—	$0.1	$0.3
Insurance	0.7	0.4	2.0	1.1
Advertising, meetings and conferences	1.0	1.2	3.1	4.2
Non-trading hardware and software maintenance and software licensing	3.2	1.8	8.9	4.6
Office supplies and printing	0.6	0.3	1.7	0.9
Other clearing related expenses	0.9	0.5	1.6	1.0
Other non-income taxes	1.2	1.1	3.5	3.2
Other	2.3	1.8	6.9	5.5
Total other expenses	$9.9	$7.1	$27.8	$20.8

Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2017.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2016	$(20.1)	$(4.5)	$(24.6)
Other comprehensive loss, net of tax	(2.1)	—	(2.1)
Balances as of June 30, 2017	$(22.2)	$(4.5)	$(26.7)

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
The valuation allowance for deferred tax assets as of June 30, 2017 and September 30, 2016 was $3.6 million. The valuation allowances as of June 30, 2017 and September 30, 2016 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Income tax expense of $2.3 million and $6.8 million for the three months ended June 30, 2017 and 2016 and income tax expense of $7.7 million and $15.6 million for the nine months ended June 30, 2017 and 2016, respectively, reflect estimated federal, foreign, state and local taxes.
For the three months ended June 30, 2017 and 2016, the Company’s effective tax rate was 15% and 32%, respectively. For the nine months ended June 30, 2017 and 2016, the Company’s effective tax rate was 20% and 29%, respectively. The effective tax rate during the periods above, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2016 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2015 to

September 30, 2016. In Brazil, the Company has open tax years ranging from December 31, 2011 through December 31, 2016. In Argentina, the Company has open tax years ranging from September 30, 2009 to September 30, 2016.
Note 16 –Acquisitions
ICAP’s EMEA Oils Broking Business
In September 2016, the Company’s subsidiary, INTL FCStone Ltd (“IFL”), reached an agreement to acquire the London-based EMEA oils business of ICAP Plc. The acquisition was effective on October 1, 2016, after IFL received approval from the U.K. Competition and Markets Authority. The business included over 30 front office employees across the fuel, crude, middle distillates, futures and options desks that have relationships with over 200 commercial and institutional customers throughout Europe, the Middle East and Africa. The terms of the agreement included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment. The cash consideration paid to ICAP was dependent upon the number of brokers who accepted IFL’s employment offer. The transaction was accounted for as an asset acquisition in accordance with FASB ASC 805-50 and FASB ASC 350. The cash consideration paid was allocated entirely to the intangible asset recognized related to the customer relationships acquired. The intangible asset was assigned to the Clearing and Execution Services segment and will be amortized over a useful life of 5 years.
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
On a recurring basis, the Company sweeps excess cash from certain U.S. operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total revenues:
Commercial Hedging	$57.1	$71.9	$177.3	$182.0
Global Payments	22.5	18.4	67.1	54.1
Securities	40.0	41.6	115.3	136.0
Physical Commodities	5,320.3	4,701.2	16,495.2	11,506.4
Clearing and Execution Services	65.4	33.3	193.2	96.4
Corporate unallocated	0.6	2.1	(7.0)	2.4
Total	$5,505.9	$4,868.5	$17,041.1	$11,977.3
Operating revenues (loss):
Commercial Hedging	$57.1	$71.9	$177.3	$182.0
Global Payments	22.5	18.4	67.1	54.1
Securities	40.0	41.6	115.3	136.0
Physical Commodities	12.0	7.7	33.0	21.5
Clearing and Execution Services	65.4	33.3	193.2	96.4
Corporate unallocated	0.6	2.1	(7.0)	2.4
Total	$197.6	$175.0	$578.9	$492.4
Net operating revenues (loss):
Commercial Hedging	$44.2	$57.7	$140.3	$145.6
Global Payments	20.3	16.4	60.0	48.2
Securities	24.6	27.7	73.8	95.5
Physical Commodities	10.2	6.2	27.3	17.7
Clearing and Execution Services	25.6	10.0	75.1	30.8
Corporate unallocated	(1.6)	(0.7)	(15.0)	(4.9)
Total	$123.3	$117.3	$361.5	$332.9
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$32.6	$41.4	$102.9	$103.6
Global Payments	16.2	13.2	47.9	38.6
Securities	20.2	21.2	58.9	75.7
Physical Commodities	7.6	3.6	19.9	12.3
Clearing and Execution Services	19.1	8.0	56.7	24.1
Total	$95.7	$87.4	$286.3	$254.3
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$16.3	$25.4	$50.4	$54.2
Global Payments	12.9	9.9	37.8	29.2
Securities	12.9	14.4	37.5	54.5
Physical Commodities	4.3	1.3	11.2	4.2
Clearing and Execution Services	6.5	3.4	20.1	10.4
Total	$52.9	$54.4	$157.0	$152.5
Reconciliation of segment income to income before tax:
Segment income	$52.9	$54.4	$157.0	$152.5
Net costs not allocated to operating segments	37.9	33.0	119.3	99.0
Income before tax	$15.0	$21.4	$37.7	$53.5

(in millions)			As of June 30, 2017	As of September 30, 2016
Total assets:
Commercial Hedging			$1,591.0	$1,637.5
Global Payments			257.2	191.4
Securities			2,300.7	2,130.7
Physical Commodities			304.2	258.0
Clearing and Execution Services			1,590.5	1,617.4
Corporate unallocated			152.3	115.3
Total			$6,195.9	$5,950.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc. is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution readers that any forward-looking statements are not guarantees of future performance.
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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; correspondent securities clearing and independent wealth management; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,600 employees. We currently serve more than 20,000 predominantly wholesale organizations, located in more than 130 countries. Our recent acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses added approximately 50 correspondent clearing relationships with more than 120,000 underlying individual securities accounts, of which 65,000 are related to the independent wealth management business acquired.
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

Executive Summary
We achieved operating revenues growth of 13%, or $22.6 million, in the third quarter compared to the prior year, with increases in our Clearing and Execution Services (“CES”), Global Payments and Physical Commodities segments, partially offset by lower operating revenues in our Commercial Hedging and Securities segments. Our CES segment increased operating revenues by $32.1 million, primarily related to contributions from our recent acquisitions of the correspondent securities clearing and independent wealth management businesses of Sterne Agee and ICAP plc’s London-based EMEA oil voice brokerage business of $25.3 million and $6.9 million, respectively.
Overall, segment income declined 3%, with the Commercial Hedging and Securities segments declining $9.1 million and $1.5 million, respectively. Partially offsetting these declines, the Global Payments and Physical Commodities segments each increased $3.0 versus the prior year period, and segment income increased $3.1 million in our CES segment.
Commercial Hedging segment income declined primarily as a result of an decreases in both exchange-traded and OTC revenues as well as a modest increase in non-variable direct expenses. These declines were partially offset by an increase in interest income, driven by an increase in short term interest rates.
CES segment income increased, primarily as a result of the acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee in the fourth quarter of fiscal 2016 as well as the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business at the beginning of our current year first quarter. The Sterne Agee businesses contributed $3.0 million in segment income in the third quarter while the Derivative Voice Brokerage business contributed $1.2 million. These increases were partially offset by $0.8 million and $0.2 million declines in our Exchange-traded Futures & Options and FX Prime Brokerage businesses, respectively.
The growth in Physical Commodities segment income was driven by $2.8 million and $0.2 million increases in our Precious Metals and Physical Ag & Energy segment incomes, respectively. Finally, the decline in Securities segment income was primarily driven by weaker operating revenues in our Equity Market-Making and Debt Trading business driven by lower market volatility which led to spread compression in these businesses.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the current period as compared to 61% in the prior year. Non-variable expenses increased 29%, or $16.8 million year-over-year, primarily as a result of $10.7 million in incremental expenses, including non-variable compensation, trade system costs, equipment and office space rental, professional fees and market information, from the acquisition of the Sterne Agee and ICAP businesses.
Net income declined 13% to $12.7 million in the third quarter as compared to the prior year. While the acquired correspondent securities clearing and independent wealth management business added $3.0 million in incremental segment income, the additional Corporate unallocated expenses in these acquired businesses, resulted in a $0.7 million net loss in the current period. These acquired business were break even in the immediately preceding second quarter and a $0.6 million net loss in the first quarter of fiscal 2017. The acquired oil voice brokerage business, recognized segment income of $1.2 million in the current period with $0.3 million of acquired Corporate unallocated expenses.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Below is a discussion of the results of our operations, as viewed by management, for the three and nine months ended June 30, 2017 and 2016.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Revenues:
Sales of physical commodities	$5,317.0	13%	$4,703.2	$16,486.3	43%	$11,503.8
Trading gains, net	79.9	(4)%	83.4	246.9	1%	243.8
Commission and clearing fees	73.0	25%	58.2	212.5	33%	159.4
Consulting and management fees	16.3	104%	8.0	47.5	74%	27.3
Interest income	19.6	26%	15.6	47.7	11%	42.8
Other income	0.1	—	0.1	0.2	—%	0.2
Total revenues	5,505.9	13%	4,868.5	17,041.1	42%	11,977.3
Cost of sales of physical commodities	5,308.3	13%	4,693.5	16,462.2	43%	11,484.9
Operating revenues	197.6	13%	175.0	578.9	18%	492.4
Transaction-based clearing expenses	33.9	(4)%	35.2	101.2	3%	97.9
Introducing broker commissions	29.2	97%	14.8	86.1	111%	40.8
Interest expense	11.2	45%	7.7	30.1	45%	20.8
Net operating revenues	123.3	5%	117.3	361.5	9%	332.9
Compensation and other expenses	108.3	13%	95.9	323.8	16%	279.4
Income before tax	15.0	(30)%	21.4	37.7	(30)%	53.5
Income tax expense	2.3	(66)%	6.8	7.7	(51)%	15.6
Net income	$12.7	(13)%	$14.6	$30.0	(21)%	$37.9

Balance Sheet information:				June 30, 2017	% Change	June 30, 2016
Total assets				$6,195.9	2%	$6,065.9
Payables to lenders under loans				$244.7	16%	$211.6
Senior unsecured notes				$—	(100)%	$45.5
Stockholders’ equity				$469.1	13%	$415.5
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	24,190.3	(8)%	26,245.5	73,763.0	(4)%	77,066.8
OTC (contracts, 000’s)	382.8	(17)%	462.7	1,035.5	(4)%	1,079.4
Global Payments (# of payments, 000’s)	175.8	54%	113.8	476.1	53%	310.6
Gold equivalent ounces traded (000’s)	36,553.6	48%	24,658.9	88,122.2	26%	69,798.0
Equity Market-Making (gross dollar volume, millions)	$21,298.1	8%	$19,717.8	$67,284.8	—%	$67,277.5
Debt Trading (gross dollar volume, millions)	$32,176.4	5%	$30,674.5	$102,651.2	30%	$79,258.1
FX Prime Brokerage volume (U.S. notional, millions)	$145,679.8	(3)%	$149,593.4	$487,145.5	14%	$428,253.5
Average assets under management in Argentina (U.S. dollar, millions)	$653.4	21%	$541.4	$570.7	—%	$568.4
Average customer equity - futures and options (millions)	$1,938.7	5%	$1,853.8	$2,010.8	10%	$1,831.9

Operating Revenues
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues increased 13% to $197.6 million in the third quarter compared to $175.0 million in the prior year. Operating revenue growth was driven by a $32.1 million increase in our CES segment, primarily as a result of incremental operating revenues from our recent acquisitions. In addition, Physical Commodity and Global Payments operating revenues, grew $4.3 million and $4.1 million, respectively. Offsetting this revenue growth was a $14.8 million decline in operating revenues within our Commercial Hedging segment and to a lesser extent, a $1.6 million decline in our Securities segment.
Operating revenues for the third quarter include a minimal pre-tax unrealized loss on U.S. Treasury notes held as part of our interest rate management strategy. The prior year period included a $2.7 million pre-tax unrealized gain on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. On a segment basis, these unrealized gains and losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments. During the first quarter of fiscal 2017, we liquidated all of our interest rate swap positions held as part of the strategy. During the second quarter of fiscal 2017, we sold $865.0 million of U.S. Treasury notes under this strategy, leaving $290.0 million of U.S. Treasury notes outstanding, which will mature in calendar 2017. The U.S. Treasury notes are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
Operating revenues in our CES segment increased $32.1 million to $65.4 million in the third quarter, primarily as a result of the acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses at the beginning of the fourth quarter of fiscal 2016, which added $25.3 million in operating revenues in the third quarter. Also contributing to the revenue growth was the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, at the beginning of the first quarter of fiscal 2017, which contributed $6.9 million to third quarter operating revenues. The Exchange-traded Futures & Options and FX Prime Brokerage businesses were relatively flat with the prior year period.
Operating revenues in Commercial Hedging decreased $14.8 million in the third quarter to $57.1 million, as exchange-traded revenues declined $4.2 million and OTC revenues declined $11.6 million versus the prior year. Exchange-traded revenues declined primarily as a result of the decrease in average rate per contract, due to the effect of lower volatility in our global grain and LME metals businesses. OTC revenues declined as a result of a 17% decrease in customer OTC volumes combined with a 29% decline in the average rate per contract, primarily in the our global grain, food service and dairy businesses as well as reduced activity in interest rate swaps.
Operating revenues in our Global Payments segment increased 22% in the third quarter to $22.5 million, as a result of a 54% increase in the number of global payments made which was partially offset by a narrowing of spreads in this business due to an increase in volume of smaller transactions from financial institutions.
Our Physical Commodity segment operating revenues increased 56% to $12.0 million, primarily as a result of a $3.0 million increase in Precious Metals operating revenues as well as an $1.3 million increase in Physical Ag & Energy operating revenues driven by both increased customer volumes and a widening of spreads.
Operating revenues in our Securities segment declined 4% to $40.0 million in the third quarter compared to the prior year. The Equity Market-Making business declined $1.2 million, despite a 8% increase in the gross dollar volume traded as lower volatility drove a narrowing of spreads. Operating revenues in our Debt Trading business declined $0.5 million versus the prior year, with revenue growth in our Latin American and Argentina businesses more than offset by declines in our domestic institutional fixed income business. Investment Banking operating revenues increased $0.3 million and Asset Management operating revenues declined $0.2 million as compared to the prior year period.
Interest income increased $4.0 million to $19.6 million in the third quarter compared to prior year as a result of both an increase in short term interest rates and our recent acquisitions. The acquisition of the Sterne Agee Correspondent Clearing business added an incremental $1.2 million in interest income and our domestic institutional fixed income business increased $2.7 million in the third quarter over the prior year. In addition, average customer equity in the Financial Ag & Energy and Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 5% to $1.9 billion in the third quarter compared to the prior year, which combined with an increase in short-term interest rates resulted in an aggregate $1.6 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues increased 18% to $578.9 million in the current nine months ended compared to $492.4 million in the prior year. Operating revenue growth was driven by a $96.8 million increase in our CES segment, primarily as a result of incremental operating revenues from our recent acquisitions. In addition, Global Payments and Physical Commodities operating revenues increased $13.0 million and $11.5 million, respectively. Offsetting this revenue growth was a $20.7 million decline in operating revenues within our Securities segment and to a lesser extent a $4.7 million decline in Commercial Hedging segment operating revenues.
Operating revenues for the current nine months ended include a $5.8 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. The prior year period included a $2.9 million pre-tax unrealized gain on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. On a segment basis, these unrealized losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments. During the first quarter of fiscal 2017, we liquidated all of our interest rate swap positions held as part of the strategy. During the second quarter of fiscal 2017, we sold $865.0 million of U.S. Treasury notes under this strategy, leaving $290.0 million of U.S. Treasury notes outstanding, which will mature in calendar 2017. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
Operating revenues in our CES segment increased 100% to $193.2 million in the current nine months ended, primarily as a result of the acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses at the beginning of the fourth quarter of fiscal 2016, which added $74.4 million in operating revenues in the current nine months ended. Also contributing to the revenue growth was the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, at the beginning of the first quarter of fiscal 2017, which contributed $19.9 million to the current nine months ended operating revenues. The Exchange-traded Futures & Options business added $4.1 million in operating revenues as a result of an increase in the average rate per contract, while the FX Prime Brokerage business declined $1.6 million, despite a 14% increase in customer volumes.
Operating revenues in Commercial Hedging declined 3% in the current nine months ended to $177.3 million, as a $2.5 million increase in exchange-traded revenues was more than offset by a $10.7 million decline in OTC revenues. An increase in LME metals revenues drove the increase in exchange-traded revenues, while lower market volatility in global grain, energy and renewable fuels, food service and dairy markets as well as a decline in interest rate swap activity drove the decline in OTC revenues.
Operating revenues in our Global Payments segment increased 24% in the current nine months ended to $67.1 million, as a result of a 53% increase in the number of global payments made which was partially offset by a narrowing of spreads in this business due to an increase in volume of smaller transactions from financial institutions.
Our Physical Commodity segment operating revenues increased 53% to $33.0 million, as a result of a $4.7 million increase in Precious Metals operating revenues, while Physical Ag & Energy operating revenues added $6.8 million in operating revenues.
Operating revenues in our Securities segment declined 15% to $115.3 million in the current nine months ended compared to the prior year. The Debt Trading and Asset Management businesses declined $8.6 and $6.2 million, respectively, as the prior year period reflected strong performance in our Argentina operations in these businesses following the devaluation of the Argentine Peso in December 2015. In addition, Equity Market-Making operating revenues declined $4.5 million as a result of a narrowing of spreads due to lower market volatility. Investment Banking operating revenues declined $1.4 million due both to weaker results in Argentina and management’s decision to exit our domestic investment banking business.
Interest income increased $4.9 million to $47.7 million in the current nine months ended compared to prior year, primarily driven by the acquisition of the Sterne Agee Correspondent Clearing business, which added $3.7 million in interest income. In addition, average customer equity in the Financial Ag & Energy and Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 10% to $2.0 billion in the current nine months ended compared to the prior year, which combined with an increase in short term interest rates resulted in an aggregate $5.1 million increase in interest income in these businesses. Debt Trading interest income increased $3.7 million as compared to the prior year period. These increases in interest income were partially offset by the $7.5 million decline in the mark-to-market valuation on U.S. Treasury notes.
See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 4% to $33.9 million in the third quarter compared to $35.2 million in the prior year, and were 17% of operating revenues in the third quarter compared to 20% in the prior year. The decrease in expense is related to lower ADR conversion fees in our Equity Market-Making component and lower volumes in our Exchange-Traded Futures & Options component, partially offset by the incremental trading activity from our acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses during the fourth quarter of fiscal 2016. The decrease in transaction-based clearing expenses as a percentage of operating revenue is primarily related to the impact of the incremental revenues from these acquired businesses, as well as the acquired oil voice brokerage business.
Introducing broker commissions: Introducing broker commissions increased 97% to $29.2 million in the third quarter compared to $14.8 million in the prior year, and were 15% of operating revenues in the third quarter compared to 8% in the prior year. The increase in expense is primarily due to incremental activity from our acquisition of the Sterne Agee Independent Wealth Management business and increased expense in our Exchange-Traded Futures & Options component. The increase in introducing broker commissions as a percentage of operating revenue is primarily related to this acquired business and its cost structure.
Interest expense: Interest expense increased 45% to $11.2 million in the third quarter compared to $7.7 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $2.4 million. Also, increased activity and an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options and Equity Market-Making businesses. Additionally, increased credit line capacity and higher average borrowings outstanding on our corporate credit facility, available for working capital needs, and our physical commodity financing facility resulted in increased expense.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Transaction-based clearing expenses: Transaction-based clearing expenses increased 3% to $101.2 million in the current nine months ended compared to $97.9 million in the prior year, and were 17% of operating revenues in the current nine months ended compared to 20% in the prior year. The increase in expense is primarily related to the incremental trading activity from our acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses during the fourth quarter of fiscal 2016.
Introducing broker commissions: Introducing broker commissions increased 111% to $86.1 million in the current nine months ended compared to $40.8 million in the prior year, and were 15% of operating revenues in the current nine months ended compared to 8% in the prior year. The increase in expense is primarily due to incremental activity from our acquisition of the Sterne Agee Independent Wealth Management business and increased activity in our Exchange-Traded Futures & Options. The increase in introducing broker commissions as a percentage of operating revenue is primarily related to this acquired business and its cost structure.
Interest expense: Interest expense increased 45% to $30.1 million in the current nine months ended compared to $20.8 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $4.7 million. Also, increased activity and an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options and Equity Market-Making businesses, as well as incremental interest expense from our acquisition of the Sterne Agee Correspondent Clearing business. Additionally, increased credit line capacity and higher average borrowings outstanding on our corporate credit facility, available for working capital needs, and our physical commodity financing facility resulted in increased expense.
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net operating revenues increased $6.0 million, or 5%, to $123.3 million in the third quarter compared to $117.3 million in the prior year.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Net operating revenues increased $28.6 million, or 9%, to $361.5 million in the current nine months ended compared to $332.9 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$41.5	34%	$31.0	$118.0	28%	$92.5
Variable compensation and benefits	34.0	(11)%	38.4	104.7	—%	105.2
	75.5	9%	69.4	222.7	13%	197.7
Other non-compensation expenses:
Communication and data services	9.8	24%	7.9	29.6	28%	23.1
Occupancy and equipment rental	3.9	22%	3.2	11.1	14%	9.7
Professional fees	3.7	12%	3.3	11.9	34%	8.9
Travel and business development	3.0	3%	2.9	9.6	14%	8.4
Depreciation and amortization	2.4	14%	2.1	7.2	16%	6.2
Bad debts	0.1	nm	—	3.9	(15)%	4.6
Other expense	9.9	39%	7.1	27.8	34%	20.8
	32.8	24%	26.5	101.1	24%	81.7
Total compensation and other expenses	$108.3	13%	$95.9	$323.8	16%	$279.4
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Compensation and Other Expenses: Compensation and other expenses increased $12.4 million, or 13%, to $108.3 million in the third quarter compared to $95.9 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 9% to $75.5 million in the third quarter compared to $69.4 million in the prior year. Total compensation and benefits were 38% of operating revenues in the third quarter compared to 40% in the prior year. The variable portion of compensation and benefits decreased by 11% to $34.0 million in the third quarter compared to $38.4 million in the prior year. Variable compensation and benefits were 28% of net operating revenues in the third quarter compared to 33% in the prior year. Administrative, centralized operations and executive incentive compensation was $4.8 million in the third quarter compared to $7.8 million in the prior year, primarily due to lower current year performance among certain business lines as well as consolidated results and fewer participants in the executive plan in the current year due to retirement.
The fixed portion of compensation and benefits increased 34% to $41.5 million in the third quarter compared to $31.0 million in the prior year. Non-variable salaries increased $6.3 million, or 28%, primarily due to incremental costs from our acquisition of the Sterne Agee correspondent securities clearing and independent wealth management businesses in the fourth quarter of fiscal 2016 and our acquisition of ICAP plc’s London-based EMEA oil voice brokerage business. Additionally, we increased headcount across several growing business lines as well as in several administrative areas, most notably within our information technology department. Employee benefits, excluding share-based compensation, increased $2.8 million in the third quarter, primarily related to higher payroll tax and health care costs due to the increased headcount from the acquisitions and internal growth. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.0 million in the third quarter compared to $1.2 million in the prior year. The number of employees increased 2% to 1,609 at the end of the third quarter compared to 1,574 at the beginning of the third quarter. The number of employees at the end of the prior year period was 1,272.
Other Non-Compensation Expenses: Other non-compensation expenses increased 24% to $32.8 million in the third quarter compared to $26.5 million in the prior year. Communication and data services expenses increased $1.9 million, primarily related to incremental trade systems and market information costs associated with the acquired businesses discussed above. Occupancy and equipment rental increased $0.7 million, primarily as a result of the incremental costs from the leased office space of the acquired Sterne Agee correspondent securities clearing and independent wealth management businesses. Other expenses increased primarily due to $1.8 million of incremental costs of the acquired businesses including non-trading hardware and software, insurance and office expenses.

Provision for Taxes: The effective income tax rate was 15% in the third quarter compared to 32% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Compensation and Other Expenses: Compensation and other expenses increased $44.4 million, or 16%, to $323.8 million in the current nine months ended compared to $279.4 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 13% to $222.7 million in the current nine months ended compared to $197.7 million in the prior year. Total compensation and benefits were 38% of operating revenues in the current nine months ended compared to 40% in the prior year. The variable portion of compensation and benefits decreased modestly to $104.7 million in the current nine months ended compared to $105.2 million in the prior year. Variable compensation and benefits were 29% of net operating revenues in the current nine months ended compared to 32% in the prior year. Administrative, centralized operations and executive incentive compensation was $14.5 million in the current nine months ended compared to $21.7 million in the prior year, primarily due to lower current year performance and fewer participants in the executive plan in the current year due to retirement.
The fixed portion of compensation and benefits increased 28% to $118.0 million in the current nine months ended compared to $92.5 million in the prior year. Non-variable salaries increased $16.6 million, or 24%, primarily due to incremental costs from our acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses in the fourth quarter of fiscal 2016 and our acquisition of ICAP plc’s London-based EMEA oil voice brokerage business. Additionally, we increased headcount across several growing business lines as well as in several administrative areas, most notably within our information technology department. Employee benefits, excluding share-based compensation, increased $6.9 million in the current nine months ended, primarily related to higher payroll tax, health care and retirement costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $4.6 million in the current nine months ended compared to $3.7 million in the prior year. The number of employees increased 10% to 1,609 at the end of the second quarter compared to 1,464 at the beginning of the first quarter. The number of employees at the end of the prior year period was 1,272.
Other Non-Compensation Expenses: Other non-compensation expenses increased 24% to $101.1 million in the current nine months ended compared to $81.7 million in the prior year. Communication and data services expenses increased $6.5 million, primarily related to incremental trade systems and market information costs associated with the acquired businesses discussed above. Professional fees increased $3.0 million, primarily related to incremental consulting, accounting and legal services associated with the recent acquisitions and consulting fees within our technology department. Depreciation and amortization increased $1.0 million, primarily related to the increase in the amortization of intangible assets identified as part of our recent acquisitions. Other expenses increased primarily due to incremental costs from our acquisitions discussed above, including non-trading hardware and software licensing costs, insurance, and office expenses.
Bad debts decreased $0.7 million over the prior year. During the current nine months ended, bad debt expense was $3.9 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment. Bad debt expense in the prior year was $4.6 million, primarily related to $1.5 million of customer receivables in our Physical Commodities segment, $2.7 million of customer deficits in our Commercial Hedging segment and $0.3 million related to short-term notes receivable origination in our Securities segment.
Provision for Taxes: The effective income tax rate was 20% in the current nine months ended compared to 29% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$16.4	43%	$11.5	$44.4	33%	$33.3
Variable compensation and benefits	4.2	(42)%	7.3	13.0	(35)%	20.0
	20.6	10%	18.8	57.4	8%	53.3
Other non-compensation expenses:
Communication and data services	1.9	46%	1.3	5.4	35%	4.0
Occupancy and equipment rental	3.9	22%	3.2	11.0	15%	9.6
Professional fees	2.1	24%	1.7	7.1	45%	4.9
Travel and business development	0.7	—%	0.7	2.4	33%	1.8
Depreciation and amortization	2.0	11%	1.8	6.0	18%	5.1
Other expense	5.1	6%	4.8	15.0	(3)%	15.4
	15.7	16%	13.5	46.9	15%	40.8
Total compensation and other expenses	$36.3	12%	$32.3	$104.3	11%	$94.1
Total unallocated costs and other expenses increased $4.0 million to $36.3 million in the third quarter compared to $32.3 million in the prior year. Compensation and benefits increased $1.8 million, or 10% to $20.6 million in the third quarter compared to $18.8 million in the prior year.
Total unallocated costs and other expenses increased $10.2 million to $104.3 million in the current nine months ended compared to $94.1 million in the current nine months ended. Compensation and benefits increased $4.1 million, or 8% to $57.4 million in the current nine months ended compared to $53.3 million in the prior year.
During the current three and nine months ended, the increase in fixed compensation and benefits is primarily related to the incremental unallocated costs from the acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses and increases in several administrative departments, most notably the continued expansion of our information technology department. The decrease in variable compensation and benefits is primarily related to lower management incentives based on current period performance, as well as fewer participants in the executive incentive plan due to retirement. The increase in communication and data services is primarily due to an increase in market information costs utilized by our risk and information technology departments and incremental costs from the recent acquisitions. The increase in professional fees is primarily due to increased consulting services used in our information technology department and incremental costs from the recent acquisitions.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Variable compensation and benefits	$34.0	20%	$38.4	26%	$104.7	20%	$105.2	25%
Transaction-based clearing expenses	33.9	20%	35.2	24%	101.2	20%	97.9	23%
Introducing broker commissions	29.2	17%	14.8	11%	86.1	17%	40.8	10%
Total variable expenses	97.1	57%	88.4	61%	292.0	57%	243.9	58%
Fixed compensation and benefits	41.5	24%	31.0	21%	118.0	23%	92.5	22%
Other fixed expenses	32.7	19%	26.5	18%	97.2	19%	77.1	18%
Bad debts and impairments	0.1	—%	—	—%	3.9	1%	4.6	2%
Total non-variable expenses	74.3	43%	57.5	39%	219.1	43%	174.2	42%
Total non-interest expenses	$171.4	100%	$145.9	100%	$511.1	100%	$418.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2017 and 2016, respectively.

Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 57% in the third quarter compared to 61% in the prior year. As a percentage of total non-interest expenses, variable expenses were 57% in the current nine months ended compared to 58% in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2017	% of Operating Revenues	2016	% of Operating Revenues	2017	% of Operating Revenues	2016	% of Operating Revenues
Sales of physical commodities	$5,317.0		$4,703.2		$16,486.3		$11,503.8
Trading gains, net	79.1		82.3		246.1		240.8
Commission and clearing fees	73.0		58.2		212.2		159.4
Consulting and management fees	15.9		7.8		46.6		26.5
Interest income	20.3		14.9		56.9		44.4
Other	—		—		—		—
Total revenues	5,505.3		4,866.4		17,048.1		11,974.9
Cost of sales of physical commodities	5,308.3		4,693.5		16,462.2		11,484.9
Operating revenues	197.0	100%	172.9	100%	585.9	100%	490.0	100%
Transaction-based clearing expenses	33.5	17%	34.3	20%	99.6	17%	95.9	20%
Introducing broker commissions	29.1	15%	14.8	9%	86.0	15%	40.8	8%
Interest expense	9.5	5%	5.8	3%	23.8	4%	15.5	3%
Net operating revenues	124.9		118.0		376.5		337.8
Variable direct compensation and benefits	29.2	15%	30.6	18%	90.2	15%	83.5	17%
Net contribution	95.7		87.4		286.3		254.3
Non-variable direct expenses	42.8	22%	33.0	19%	129.3	22%	101.8	21%
Segment income	$52.9		$54.4		$157.0		$152.5

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net contribution for all of our business segments increased 9% to $95.7 million in the third quarter compared to $87.4 million in the prior year. Segment income decreased 3% to $52.9 million in the third quarter compared to $54.4 million in the prior year.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Net contribution for all of our business segments increased 13% to $286.3 million in the current nine months ended compared to $254.3 million in the prior year. Segment income increased 3% to $157.0 million in the current nine months ended compared to $152.5 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	24.0	(37)%	38.0	81.1	(13)%	92.7
Commission and clearing fees	26.3	(6)%	28.1	76.3	5%	72.9
Consulting and management fees	3.5	(3)%	3.6	10.9	6%	10.3
Interest income	3.3	50%	2.2	9.0	48%	6.1
Other	—	—%	—	—	—	—
Total revenues	57.1	(21)%	71.9	177.3	(3)%	182.0
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	57.1	(21)%	71.9	177.3	(3)%	182.0
Transaction-based clearing expenses	7.7	(3)%	7.9	21.9	2%	21.4
Introducing broker commissions	5.0	(19)%	6.2	14.7	—%	14.7
Interest expense	0.2	100%	0.1	0.4	33%	0.3
Net operating revenues	44.2	(23)%	57.7	140.3	(4)%	145.6
Variable direct compensation and benefits	11.6	(29)%	16.3	37.4	(11)%	42.0
Net contribution	32.6	(21)%	41.4	102.9	(1)%	103.6
Non-variable direct expenses	16.3	2%	16.0	52.5	6%	49.4
Segment income	$16.3	(36)%	$25.4	$50.4	(7)%	$54.2
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$18.7	(13)%	$21.4	$53.7	—%	$53.6
Energy and renewable fuels	1.9	19%	1.6	4.8	7%	4.5
LME metals	9.9	(18)%	12.0	39.0	3%	37.7
Other	2.2	16%	1.9	5.9	16%	5.1
	$32.7	(11)%	$36.9	$103.4	2%	$100.9
Selected data:
Futures and options (contracts, 000’s)	6,013.8	(1)%	6,057.3	17,806.6	3%	17,241.6
Average rate per contract	$5.33	(11)%	$5.98	$5.71	(1)%	$5.74
Average customer equity - futures and options (millions)	$922.5	—%	$924.5	$937.4	5%	$893.4

	OTC
	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$12.0	(42)%	$20.8	$36.0	(11)%	$40.5
Energy and renewable fuels	3.8	(12)%	4.3	12.3	(25)%	16.3
Other	1.8	(56)%	4.1	5.7	(28)%	7.9
	$17.6	(40)%	$29.2	$54.0	(17)%	$64.7
Selected data:
Volume (contracts, 000’s)	382.8	(17)%	462.7	1,035.5	(4)%	1,079.4
Average rate per contract	$43.89	(29)%	$61.43	$49.64	(14)%	$58.05
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues decreased 21% to $57.1 million in the third quarter compared to $71.9 million in the prior year. Exchange-traded revenues decreased 11%, to $32.7 million in the third quarter, resulting primarily from declines in agricultural and LME metals customer volumes. The decline in agricultural volumes was primarily a result of the effect of low market volatility in the global grain markets, particularly as compared to a strong prior year. Lower volatility in the global metals markets also led to the decline in the LME metals customer volumes. Energy and renewable fuels experienced strong volume growth from the addition of new institutional customers, albeit this new business was at a lower rate per contract as compared to our agricultural business, which resulted in modest growth in energy and renewable fuels operating revenues. Overall exchange-traded contract volumes declined 1%, as the increases in energy and renewable fuels volumes were more than offset by the declines in agricultural and LME metal volumes. The average rate per contract was $5.33, an 11% decline versus the prior year quarter.
OTC revenues decreased 40%, to $17.6 million in the third quarter with OTC volumes declining 17% and the average rate per contract decreasing 29% compared to the prior year. These declines were primarily the result of lower market volatility in the global grain, food service and dairy markets as well as reduced activity in our interest rate swap business.
Consulting and management fees declined $0.1 million versus the prior year, while interest income, increased 50%, to $3.3 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates, as average customer equity was relatively flat with the prior year period.
Segment income decreased to $16.3 million in the third quarter compared to $25.4 million in the prior year, primarily as a result of the decline in operating revenues and to a lesser extent a $0.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to non-variable compensation and benefits, trade errors and dues and subscriptions. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 43% compared to 42% in the prior year, primarily as the result of increased transaction-based clearing expenses as a result of product mix.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues decreased 3% to $177.3 million in the current nine months ended compared to $182.0 million in the prior year. Exchange-traded revenues increased 2%, to $103.4 million in the current nine months ended, resulting primarily from higher LME metals revenues as agricultural and energy and renewable exchange-traded revenues were relatively flat with the prior year. Overall exchange-traded contract volume increased 3% and the average rate per contract decreased 1% to $5.71.
OTC revenues declined 17%, to $54.0 million in the current nine months ended. These declines were primarily driven by lower market volatility in the global grain, energy and renewable fuels, food service and dairy markets as well as reduced activity in our interest rate swap business. Overall OTC volumes decreased 4%, while the average rate per contract decreased 14% compared to the prior year.
Consulting and management fees increased $0.6 million versus the prior year, while interest income, increased 48%, to $9.0 million compared to the prior year. The increase in interest income was primarily driven an increase in short-term rates, as well as a 5% increase in average customer equity.
Segment income decreased to $50.4 million in the current nine months ended compared to $54.2 million in the prior year, primarily as a result of the decline in operating revenues and a $3.1 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to non-variable compensation and benefits, bad debt expense and operations charges. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 42% compared to 43% in the prior year, primarily as the result of a decline in variable compensation due to product mix.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	21.9	22%	18.0	65.3	25%	52.4
Commission and clearing fees	0.6	50%	0.4	1.8	6%	1.7
Consulting and management fees	—	—	—	—	—	—
Interest income	—	—	—	—	—	—
Other income	—	—	—	—	—	—
Total revenues	22.5	22%	18.4	67.1	24%	54.1
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	22.5	22%	18.4	67.1	24%	54.1
Transaction-based clearing expenses	1.2	9%	1.1	3.5	9%	3.2
Introducing broker commissions	1.0	25%	0.8	3.4	31%	2.6
Interest expense	—	—	0.1	0.2	—	0.1
Net operating revenues	20.3	24%	16.4	60.0	24%	48.2
Variable direct compensation and benefits	4.1	28%	3.2	12.1	26%	9.6
Net contribution	16.2	23%	13.2	47.9	24%	38.6
Non-variable direct expenses	3.3	—%	3.3	10.1	7%	9.4
Segment income	$12.9	30%	$9.9	$37.8	29%	$29.2
Selected data:
Global Payments (# of payments, 000’s)	175.8	54%	113.8	476.1	53%	310.6
Average revenue per trade	$127.99	(21)%	$161.69	$140.94	(19)%	$174.18
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues increased 22% to $22.5 million in the third quarter compared to $18.4 million in the prior year. The volume of payments made increased 54% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was partially offset by an 21% decrease in the average revenue per trade.
Segment income increased 30% to $12.9 million in the third quarter compared to $9.9 million in the prior year. This increase primarily resulted from the increase in operating revenues as non-variable direct expenses remained flat with the prior year period. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 28% as compared to the prior year.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues increased 24% to $67.1 million in the current nine months ended compared to $54.1 million in the prior year. The volume of payments made increased 53% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was partially offset by a 19% decrease in the average revenue per trade.
Segment income increased 29% to $37.8 million in the current nine months ended compared to $29.2 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a modest increase in non-variable direct expenses, primarily in compensation and benefits, trade system costs, professional fees and operations charges. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 28% as compared the prior year.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	20.9	(21)%	26.3	63.9	(24)%	84.3
Commission and clearing fees	3.3	43%	2.3	7.8	(8)%	8.5
Consulting and management fees	3.5	—%	3.5	10.4	(26)%	14.1
Interest income	12.3	29%	9.5	33.2	14%	29.1
Other income	—	—	—	—	—	—
Total revenues	40.0	(4)%	41.6	115.3	(15)%	136.0
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	40.0	(4)%	41.6	115.3	(15)%	136.0
Transaction-based clearing expenses	6.4	(9)%	7.0	18.7	(4)%	19.4
Introducing broker commissions	2.0	(26)%	2.7	6.3	(35)%	9.7
Interest expense	7.0	67%	4.2	16.5	45%	11.4
Net operating revenues	24.6	(11)%	27.7	73.8	(23)%	95.5
Variable direct compensation and benefits	4.4	(32)%	6.5	14.9	(25)%	19.8
Net contribution	20.2	(5)%	21.2	58.9	(22)%	75.7
Non-variable direct expenses	7.3	7%	6.8	21.4	1%	21.2
Segment income	$12.9	(10)%	$14.4	$37.5	(31)%	$54.5
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Operating revenues by product line (in millions):
Equity Market-Making	$12.9	(9)%	$14.1	$43.9	(9)%	$48.4
Debt Trading	23.1	(2)%	23.6	60.7	(12)%	69.3
Investment Banking	0.7	75%	0.4	1.8	(44)%	3.2
Asset Management	3.3	(6)%	3.5	8.9	(41)%	15.1
	$40.0	(4)%	$41.6	$115.3	(15)%	$136.0
Selected data:
Equity Market-Making (gross dollar volume, millions)	$21,298.1	8%	$19,717.8	$67,284.8	—%	$67,277.5
Equity Market-Making revenue per $1,000 traded	$0.61	(15)%	$0.72	$0.65	(10)%	$0.72
Debt Trading (principal dollar volume, millions)	$32,176.4	5%	$30,674.5	$102,651.2	30%	$79,258.1
Debt Trading revenue per $1,000 traded	$0.72	(6)%	$0.77	$0.59	(32)%	$0.87
Average assets under management in Argentina (millions)	$653.4	21%	$541.4	$570.7	—%	$568.4
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues decreased 4% to $40.0 million in the third quarter compared to $41.6 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making decreased 9% in the third quarter compared to the prior year period. Gross dollar volume traded increased 8%, however more notably, the average revenue per $1,000 traded declined 15% as current third quarter volatility was relatively low leading to a tightening of spreads.

Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading declined 2% in the third quarter compared to the prior year, as stronger performance in our Argentina and Latin American businesses, were more than offset by declines in our domestic institutional fixed income business. Operating revenues in Investment Banking increased 75%, to $0.7 million as compared to the prior year, led by the performance in our Argentina operations. Asset Management operating revenues decreased 6% in the third quarter as compared to the prior year. Assets under management increased 21% to $653.4 million in the third quarter compared to $541.4 million in the prior year.
Segment income decreased 10% to $12.9 million in the third quarter compared to $14.4 million in the prior year, as a result of the decline in operating revenues as well as an increase in interest expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 32% in the third quarter compared to 39% in the prior year, primarily as the result of a decline in variable compensation due to product mix.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues decreased 15% to $115.3 million in the current nine months ended compared to $136.0 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making declined 9% in the current nine months ended compared to the prior year as a result of a 10% decline in the average revenue per $1,000 traded as a result of lower market volatility, as the gross dollar volume traded was flat with the prior year to date period. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading decreased 12% in the current nine months ended compared to the prior year, primarily as a result of a decline in operating revenue in our Argentina operations compared to the prior year. Our Argentine operations had a strong performance in the prior year as a result of the effect of the devaluation of the Argentine Peso. These declines in Argentina were partially offset by operating revenue growth in our domestic institutional fixed income business. Operating revenues in Investment Banking decreased 44% compared to the prior year, primarily as a result of management’s decision to exit our domestic investment banking business. Asset Management operating revenues decreased 41% in the current nine months ended as compared to the prior year. Our Asset Management business is conducted solely in Argentina and similar to our Debt Trading business, the Asset Management business in the prior year benefited from the effect of the Peso devaluation. Assets under management were $570.7 million in the current nine months ended compared to $568.4 million in the prior year.
Segment income decreased 31% to $37.5 million in the current nine months ended compared to $54.5 million in the prior year, as a result of the decline in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 35% in the current nine months ended compared to 36% in the prior year.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Revenues:
Sales of physical commodities	$5,317.0	13%	$4,703.2	$16,486.3	43%	$11,503.8
Trading gains (losses), net	1.4	n/m	(4.5)	2.4	n/m	(4.5)
Commission and clearing fees	0.3	(25)%	0.4	0.7	17%	0.6
Consulting and management fees	0.2	(33)%	0.3	1.0	11%	0.9
Interest income	1.4	(22)%	1.8	4.8	(14)%	5.6
Other income	—	—	—	—	—	—
Total revenues	5,320.3	13%	4,701.2	16,495.2	43%	11,506.4
Cost of sales of physical commodities	5,308.3	13%	4,693.5	16,462.2	43%	11,484.9
Operating revenues	12.0	56%	7.7	33.0	53%	21.5
Transaction-based clearing expenses	0.2	—%	0.2	0.6	20%	0.5
Introducing broker commissions	—	(100)%	0.1	0.2	—%	0.2
Interest expense	1.6	33%	1.2	4.9	58%	3.1
Net operating revenues	10.2	65%	6.2	27.3	54%	17.7
Variable direct compensation and benefits	2.6	—%	2.6	7.4	37%	5.4
Net contribution	7.6	111%	3.6	19.9	62%	12.3
Non-variable direct expenses	3.3	43%	2.3	8.7	7%	8.1
Segment income	$4.3	231%	$1.3	$11.2	167%	$4.2
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Total revenues	$5,146.4	13%	$4,572.2	$15,938.6	42%	$11,211.1
Cost of sales of physical commodities	5,139.2	13%	4,568.0	15,920.2	42%	11,197.4
Operating revenues	$7.2	71%	$4.2	$18.4	34%	$13.7
Selected data:
Gold equivalent ounces traded (000’s)	36,553.6	48%	24,658.9	88,122.2	26%	69,798.0
Average revenue per ounce traded	$0.20	18%	$0.17	$0.21	5%	$0.20

	Physical Ag & Energy
	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Total revenues	$173.9	35%	$128.9	$556.6	89%	$295.2
Cost of sales of physical commodities	169.1	35%	125.4	542.0	89%	287.4
Operating revenues	$4.8	37%	$3.5	$14.6	87%	$7.8
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues for Physical Commodities increased 56% to $12.0 million in the third quarter compared to $7.7 million in the prior year.
Precious Metals operating revenues increased 71% to $7.2 million in the third quarter compared to $4.2 million in the prior year. Operating revenues increased from the prior year period as a result of a 48% increase in the number of ounces traded as well as an 18% increase in the average revenue per ounce traded.

Operating revenues in Physical Ag & Energy increased 37% to $4.8 million in the third quarter compared to the prior year. The increase in operating revenues is primarily due to business expansion following an internal restructuring of the business, resulting in increased operating revenues from both existing and new customer relationships.
Segment income increased 231% to $4.3 million in the third quarter compared to $1.3 million in the prior year, primarily as a result of the increase in operating revenues, which was partially offset by a $1.0 million increase in non-variable direct expenses, primarily compensation and benefits, bad debt expense and operations charges.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues for Physical Commodities increased 53% to $33.0 million in the current nine months ended compared to $21.5 million in the prior year.
Precious Metals operating revenues increased 34% to $18.4 million in the current nine months ended compared to $13.7 million in the prior year. Operating revenues increased from the prior year period as a result of a 26% increase in the number of ounces traded as well as a 5% increase in the average revenue per ounce traded.
Operating revenues in Physical Ag & Energy increased 87% to $14.6 million in the current nine months ended compared to the prior year. The increase in operating revenues is primarily due to business expansion following an internal restructuring of the business, resulting in increased operating revenues from both existing and new customer relationships.
Segment income increased 167% to $11.2 million in the current nine months ended compared to $4.2 million in the prior year, primarily as a result of the increase in operating revenues, which was partially offset by a $0.6 million increase in non-variable direct expenses. These increases were primarily in compensation and benefits, and operations charges, which were partially offset by a $1.2 million reduction in bad debt expense in the Physical Ag & Energy business.
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
As of June 30, 2017, we held $2.0 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearers in the securities industry, with approximately 50 correspondent clearing relationships with more than 120,000 underlying individual securities accounts with over $15 billion in assets under management or administration as of June 30, 2017.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	10.9	142%	4.5	33.4	110%	15.9
Commission and clearing fees	42.5	57%	27.0	125.6	66%	75.7
Consulting and management fees	8.7	2,075%	0.4	24.3	1,925%	1.2
Interest income	3.3	136%	1.4	9.9	175%	3.6
Other	—	—	—	—	—	—
Total revenues	65.4	96%	33.3	193.2	100%	96.4
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	65.4	96%	33.3	193.2	100%	96.4
Transaction-based clearing expenses	18.0	(1)%	18.1	54.9	7%	51.4
Introducing broker commissions	21.1	322%	5.0	61.4	351%	13.6
Interest expense	0.7	250%	0.2	1.8	200%	0.6
Net operating revenues	25.6	156%	10.0	75.1	144%	30.8
Variable direct compensation and benefits	6.5	225%	2.0	18.4	175%	6.7
Net contribution	19.1	139%	8.0	56.7	135%	24.1
Non-variable direct expenses	12.6	174%	4.6	36.6	167%	13.7
Segment income	$6.5	91%	$3.4	$20.1	93%	$10.4
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	% Change	2016	2017	% Change	2016
Operating revenues by product line (in millions):
Exchange-traded Futures & Options	$28.7	—%	$28.8	$84.6	5%	$80.5
FX Prime Brokerage	4.5	—%	4.5	14.3	(10)%	15.9
Correspondent Clearing	6.4	n/m	—	19.7	n/m	—
Independent Wealth Management	18.9	n/m	—	54.7	n/m	—
Derivative Voice Brokerage	6.9	n/m	—	19.9	n/m	—
Operating revenues	$65.4	96%	$33.3	$193.2	100%	$96.4
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	18,176.5	(10)%	20,188.3	55,956.4	(6)%	59,825.3
Exchange-traded - futures and options average rate per contract	$1.35	8%	$1.25	$1.30	10%	$1.18
Average customer equity - futures and options (millions)	$1,016.2	9%	$929.3	$1,073.4	14%	$938.5
FX Prime Brokerage volume (U.S. notional, millions)	$145,679.8	(3)%	$149,593.4	$487,145.5	14%	$428,253.5
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating revenues increased 96% to $65.4 million in the third quarter compared to $33.3 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business were relatively flat at $28.7 million in the third quarter compared to $28.8 million in the prior year despite a 10% decrease in exchange-traded volumes as the average rate per contract increased 8% compared to the prior year period. Interest income in the Exchange-traded Futures & Options business increased $0.5 million to $1.9 million in the third quarter primarily as a result of an increase in short-term rates and a 9% increase in average customer equity to $1.0 billion.
Operating revenues in our FX Prime Brokerage were flat at $4.5 million in the third quarter compared to the prior year despite a 3% decrease in foreign exchange volumes as spreads widened modestly.

During the fourth fiscal quarter of 2016, we acquired the correspondent clearing and independent wealth management businesses of Sterne Agee. During the third quarter, the Correspondent Clearing and Independent Wealth Management businesses generated operating revenues of $6.4 million and $18.9 million, respectively. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $1.2 million and $0.2 million, respectively.
On October 1, 2016, we acquired ICAP plc’s London-based EMEA oil voice brokerage business. In the third quarter, the Derivative Voice Brokerage business contributed $6.9 million in operating revenues.
Segment income increased to $6.5 million in the third quarter compared to $3.4 million in the prior year, primarily as a result of the acquisition of the Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage businesses, which were partially offset by a decline in segment income in our Exchange-traded Futures & Options and FX Prime Brokerage businesses. Segment income in the third quarter includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees’ continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in the third quarter compared to 75% in the prior year. The increase in introducing broker commissions expense was primarily driven by the acquisition of the Independent Wealth Management business which added $14.9 million of expense in the third quarter, as well as a $1.1 million increase in the Exchange-traded Futures & Options business. Non-variable direct expenses increased $8.0 million versus the prior year as the result of the acquisitions discussed above, which collectively added $7.3 million in non-variable expenses in the current period.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Operating revenues increased 100% to $193.2 million in the current nine months ended compared to $96.4 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased to $84.6 million in the current nine months ended compared to $80.5 million in the prior year despite a 6% decrease in exchange-traded volumes as the average rate per contract increased 10% compared to the prior year period. Interest income in the Exchange-traded Futures & Options business increased $2.1 million to $5.7 million in the current nine months ended primarily as a result of an increase in short-term rates and a 14% increase in average customer equity to $1.1 billion.
Operating revenues in our FX Prime Brokerage declined 10% to $14.3 million in the current nine months ended compared to $15.9 million in the prior year despite a 14% increase in foreign exchange volumes driven by a narrowing of margins compared to the prior period.
During the fourth fiscal quarter of 2016, we acquired the correspondent clearing and independent wealth management businesses of Sterne Agee. During the current nine months ended period, the Correspondent Clearing and Independent Wealth Management businesses generated operating revenues of $19.7 million and $54.7 million, respectively. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $3.7 million and $0.4 million, respectively.
On October 1, 2016, we acquired ICAP plc’s London-based EMEA oil voice brokerage business. In the current nine months ended, the Derivative Voice Brokerage business contributed $19.9 million in operating revenues.
Segment income increased to $20.1 million in the current nine months ended compared to $10.4 million in the prior year, primarily as a result of the acquisition of the Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage businesses, which were partially offset by a decline in segment income in our Exchange-traded Futures & Options and FX Prime Brokerage businesses. Segment income in the current nine months ended includes a $2.7 million quarterly charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in the current nine months ended compared to 74% in the prior year. The increase in introducing broker commissions expense was primarily driven by the acquisition of the Independent Wealth Management business which added $43.1 million of expense in the current nine months ended, as well as a $4.3 million increase in introducing broker commissions expense in the Exchange-traded Futures & Options business. Non-variable direct expenses increased $22.9 million versus the prior year as the result of the acquisitions discussed above, which collectively added $21.5 million in non-variable expenses in the current period.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.

INTL FCStone Financial is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, INTL FCStone Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. INTL FCStone Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our customers’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
INTL FCStone Ltd, our U.K. regulated subsidiary, is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
Our wholly owned subsidiaries, Sterne, Agee & Leach, Inc., INTL Custody & Clearing Solutions Inc. (formerly Sterne Agee Clearing, Inc.) and SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Sterne, Agee & Leach, Inc. is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”). On July 1, 2017, we merged Sterne, Agee & Leach, Inc. into our wholly owned subsidiary, INTL FCStone Financial, Inc, and we expect to return excess net capital to the holding company to be available for other uses.
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
As of June 30, 2017, we had total equity capital of $469.1 million and outstanding bank loans of $244.7 million.
A substantial portion of our assets are liquid. As of June 30, 2017, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
We enter into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, finance financial instruments, acquire securities to cover short positions, acquire securities for settlement, and to accommodate counterparties’ needs. In connection with these agreements and transactions, it is our policy to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and we may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.
Information related to bad debt expense for the nine months ended June 30, 2017 and 2016 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of June 30, 2017 and September 30, 2016, were $6.2 billion and $6.0 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
The majority of the assets of INTL FCStone Financial are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments. We do not hold any direct investments in the general obligations of any sovereign nations.
As of June 30, 2017, $231.6 million of cash, cash equivalents and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $347.4 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2017, $10.5 million of financial instruments owned and $10.5 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
On October 2016, we redeemed $45.5 million in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”) plus accrued and unpaid interest to, but not including, the redemption date of October 15, 2016. The Notes were issued in July 2013, and bore interest at a rate of 8.5% per year.
We have a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. As of June 30, 2017, the current amount outstanding on the loan was $2.2 million.
As of June 30, 2017, we had four committed bank credit facilities, totaling $532.0 million, of which $242.5 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $262.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance our working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 5, 2018, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2018, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $170.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until October 27, 2017, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $270.0 million of our committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
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
Sterne, Agee & Leach, Inc. also has a secured uncommitted loan facility under which they may borrow up to $100.0 million for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2017, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
We have a contingent liability relating to an acquisition completed in January 2015. See Note 11 to the Condensed Consolidated Financial Statements for additional information on this contingent liability. The contingent liability for the estimated additional discounted purchase price consideration totals $0.9 million as of June 30, 2017, and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $1.0 million.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2017. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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

Cash Flows
Our cash and cash equivalents decreased from $316.2 million as of September 30, 2016 to $306.1 million as of June 30, 2017, a net decrease of $10.1 million. Net cash of $14.9 million was used in operating activities, $14.6 million was used in investing activities and net cash of $19.0 million was provided by financing activities, of which $62.5 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $0.4 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $8.6 million in capital expenditures for property, plant and equipment in the current nine months ended, compared to $12.1 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects.
Over the past eighteen months, we have been undergoing a trade system conversion that is in the application development stage, and is intended to replace an internally developed system as well as a current third-party provided system. We have capitalized $13.8 million of direct costs of materials and third-party services related to obtaining and developing the trade system. As of June 30, 2017, the trade system was not placed in service, and we had not begun to depreciate the capitalized assets. On August 1, 2017, we implemented the first phase of the trade system related to our OTC commodities business. The next phase of the system related to our FX prime brokerage business is in the application development stage, and is expected to be placed into service during fiscal 2018. We estimate a useful life for the trade system to be between seven and ten years.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of June 30, 2017 and September 30, 2016, at fair value of the related financial instruments, totaling $742.9 million and $839.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2017, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2017. The totals of $742.9 million and $839.4 million include a net liability of $280.0 million and $210.9 million for derivatives, based on their fair value as of June 30, 2017 and September 30, 2016, respectively.
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
During the quarter ended March 31, 2017, our Securities reportable segment established a securities lending business. Securities borrowed and securities loaned are accounted for as collateralized financings. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Stock borrowed and stock loaned is reported on a gross basis as we have determined that the right of offset does not exist. Interest income and interest expense are recognized over the life of the arrangements.
Accounting Development Updates
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this guidance starting with the first quarter of fiscal year 2019. The adoption of this standard is not expected to have a material impact on the financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied using a retrospective transition method to each period presented. We expect to adopt this guidance starting with the first quarter of fiscal year 2019. We have not yet determined the impact of this Update on our financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Companies will now perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests beginning in periods after December 15, 2019. We expect to adopt this guidance starting with the first quarter of fiscal year 2021. We do not expect this Update to have a significant impact on our financial position, results of operations and cash flows.
In February 2017, the FASB issued ASU 2017-05 addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be implemented in conjunction with the implementation date of the revenue recognition accounting standard update, which we will adopt on October 1, 2018. We plan to adopt the new standard using the modified retrospective method and are in the process of determining the impact of the guidance on the consolidated financial statements together with our evaluation of the new revenue recognition standard, as described further below.

In March 2017, the FASB issued ASU 2017-07 requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented. The update also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. We expect to adopt this guidance starting with the first quarter of fiscal year 2019. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. Early adoption is permitted. We do not expect application of this guidance to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The amendments of this ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. We expect to adopt this guidance starting with the first quarter of fiscal year 2019. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We expect to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We plan to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, we will disclose the amount, if any, by which each financial statement line item is affected by the standard in the current reporting period as compared with the guidance that was in effect before adoption. Our implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of the initial evaluation performed, we do not expect that there will be material changes to the timing of revenue, but do anticipate certain changes to the classification of revenue in the consolidated income statements. We also expect additional disclosures to be provided in our consolidated financial statements after adoption of the new standard. We will continue to monitor additional modifications, clarifications or interpretations by the FASB that may impact its current conclusions, and will provide further updates in future periods.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2017.

Marked-to-Market Revenues
Number of days
70
60
50
40
30
20
10
0
1
3
19
36
61
44
21
3
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consists primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
In addition, we generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations, interest earning cash deposits or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization and counterparty.
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
As part of this strategy, we currently hold $290 million in par value of medium-term U.S. Treasury notes and no interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months. During the nine months ended June 30, 2017 and 2016, operating revenues include unrealized (losses) gains of ($5.8) million and $2.9 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2017, $242.5 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2017, we had $2.2 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended June 30, 2017 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2017 to April 30, 2017	—	$—	—	1,000,000
May 1, 2017 to May 31, 2017	—	—	—	1,000,000
June 1, 2017 to June 30, 2017	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	August 8, 2017	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 8, 2017	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer