Form 10-K
period 2017-09-30
INTL FCSTONE INC.
filed 2017-12-14
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $496.2 million.
As of December 12, 2017, there were 18,766,085 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 14, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2017

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
PART I
Item 1. Business
Overview of Business and Strategy
We are a diversified global financial services organization providing execution, risk management and advisory services, market intelligence and clearing services across asset classes and markets around the world. Our global platform has a physical presence in key financial markets with regulatory approvals to execute both exchange-listed as well as over-the-counter instruments in the asset classes we are active in. These businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,600 employees. Our customer-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We serve more than 20,000 customers located in more than 130 countries on five continents. Our customers include commercial customers, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional and professional investors, commercial and investment banks and governmental and non-governmental organizations. We believe our customers value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard to reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization. Our 2016 acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses has further expanded our ability to serve customers by providing us with a clearing capability in securities markets and a valuable foothold in the growing independent wealth management industry.
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
For commercial customers with exposure to commodities, foreign currencies and interest rates, we work through our proprietary Integrated Risk Management Program (“IRMP®”) to systematically identify and quantify their risks and then develop strategic plans to effectively manage these risks with a view to protecting their margins and ultimately improving their bottom lines.
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
Physical Trading
We trade in a variety of physical commodities, primarily precious metals, as well as across the commodity complex, including energy commodities, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. Through these trading activities, we have the ability to offer complex hedging structures as part of each physical contract to provide customers with enhanced price risk mitigation. We also offer customers efficient off-take or supply services, as well as logistics management.
OTC / Market-Making
We offer customers access to the over-the-counter (“OTC”) markets for virtually all traded commodities, foreign currencies and interest rates, as well as for foreign securities in the U.S. For customers with commodity price and financial risk, our customized and complex OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
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
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
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
Securities
We provide value-added solutions that facilitate cross-border trading and believe our customers value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
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
As of September 30, 2017, we held $2.2 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearer’s in the securities industry, with approximately 50 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2017.
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
Following the October 1, 2016 acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.
Acquisition and Internal Subsidiary Consolidation during Fiscal Year 2017
ICAP’s EMEA Oils Broking Business
Effective October 1, 2016, our wholly owned subsidiary, INTL FCStone Ltd (“IFL”), acquired the London-based EMEA oils business of ICAP plc. The business included over 30 front office employees across the fuel, crude, middle distillates, futures and options desks that have relationships with over 200 commercial and institutional customers throughout Europe, the Middle East and Africa. The purchase price included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment.
Internal Subsidiary Consolidation
Effective July 1, 2017, we merged our wholly-owned regulated U.S. subsidiary, Sterne Agee & Leach, Inc., into our wholly owned regulated U.S. subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”), which is registered as both a broker-dealer and a FCM. As such, the assets, liabilities and equity of Sterne Agee & Leach, Inc. were transferred into INTL FCStone Financial.
Acquisition during Fiscal Year 2016
Sterne Agee
Effective July 1, 2016, we acquired all of the legacy independent brokerage and clearing businesses of Sterne Agee, LLC, a wholly-owned subsidiary of Stifel Financial Corp. Effective August 1, 2016, we acquired all of the legacy Registered Investment Advisor (“RIA”) business of Sterne Agee, LLC. Pursuant to the two stock purchase agreements, we acquired Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc.; Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. for cash consideration. The purchase price of $45.0 million represents a discount to the allocation of fair value to the net assets of the Sterne entities acquired. The $6.2 million discount in the purchase price as compared to the allocation of fair value to the net assets at closing has been reflected as a bargain purchase gain on the transaction within “gain on acquisition” in the Consolidated Income Statement for the year ended September 30, 2016.
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
INTL FCStone Financial is a self-clearing broker-dealer which holds customer funds and maintains deposits with the National Securities Clearing Corporation, Inc. (“NSCC”), MBS Clearing Corporation, Inc., Depository Trust & Clearing Corporation, Inc. (“DTCC”) and the Options Clearing Corporation (“OCC”). In addition, it clears a portion of its securities transactions through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc and Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation.
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
The Dodd-Frank Act generally introduced a framework for (i) swap data reporting and record keeping on counterparties and data repositories; (ii) centralized clearing for swaps, with limited exceptions for end-users; (iii) the requirement to execute swaps on regulated swap execution facilities; (iv) imposition on swap dealers to exchange margin on uncleared swaps with counterparties; and (v) the requirement to comply with new capital rules.
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
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the European Banking Authority (“EBA”) and Markets Authority (“ESMA”). ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. We will continue to monitor all applicable developments in the ongoing implementation of EMIR.
The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force during 2017. Contractual and operational changes have been implemented to accommodate the new requirements. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. These obligations are due to be rolled out with some complementary MiFID provisions in 2018. We comply with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as the Markets in Financial Instruments Directive II (“MIFID II”) and the Markets in Financial Instruments Regulation (“MIFIR”), for which implementation is scheduled for 2018,. Principal areas of impact related to these regulatory texts will involve emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable developments in the ongoing implementation of MIFID II.
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
All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2017. Additional information on these net capital and minimum net capital requirements can be found in Note 13 to the Consolidated Financial Statements.
Segregated Customer Assets
INTL FCStone Financial maintains customer segregated deposits from its customers relating to their trading of futures and options on futures on U.S. commodities exchanges held with INTL FCStone Financial, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. INTL FCStone Financial maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in customers segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from customers (“segregated liabilities”). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2017, INTL FCStone Financial maintained $52.3 million in segregated assets in excess of its segregated liabilities.
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
In addition, INTL FCStone Financial maintains deposits from its customers related to its status as a self-clearing broker-dealer registered with the SEC and FINRA making it subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which specifies that under certain circumstances a broker-dealer must maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers and proprietary accounts of broker-dealers. As of September 30, 2017, INTL

FCStone Financial maintained $20.7 million in a special reserve bank account for the exclusive benefit of its customers and proprietary accounts of broker-dealers.
INTL FCStone Ltd is subject to certain business rules, including those that govern the treatment of customer money and other assets which under certain circumstances for certain classes of customer must be segregated from the firm’s own assets. As of September 30, 2017, INTL FCStone Ltd was in compliance with the applicable segregated funds requirements.
Secured Customer Assets
INTL FCStone Financial maintains customer secured deposits from its customers funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with INTL FCStone Financial, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. As of September 30, 2017, INTL FCStone Financial maintained $16.4 million in secured assets in excess of its secured liabilities.
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
Employees
As of September 30, 2017, we employed 1,607 people globally: 1,047 in the U.S., 260 in the United Kingdom, 123 in Brazil, 75 in Argentina, 54 in Singapore, 11 in Dubai, 10 in Australia, 9 in Paraguay, 10 in China, 4 in Hong Kong and 4 in Mexico. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2017 we recorded net income of $6.4 million, compared to net income of $54.7 million in fiscal 2016 and $55.7 million in fiscal 2015.
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
Our indebtedness could adversely affect our financial condition. As of September 30, 2017, our total consolidated indebtedness was $230.2 million, and we may increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $532.0 million, consisting of:

•	a $262.0 million facility available to INTL FCStone Inc., for general working capital requirements, committed until March 18, 2019.

•	a $75.0 million facility available to our wholly owned subsidiary, INTL FCStone Financial, for short-term funding of margin to commodity exchanges, committed until April 5, 2018.

•
a $170.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2018.

•	a $25.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges, committed until November 7, 2018.
During fiscal 2018, $245 million of our committed credit facilities are scheduled to expire. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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

Our failure to successfully integrate the operations of businesses acquired could have a material adverse effect on our business, financial condition and operating results. We have a history of making acquisitions to expand our product offerings and /or geographic presence and may continue to do so in the future. We will need to meet challenges to realize the expected benefits and synergies of these acquisitions, including:

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

The accomplishment of these objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	unanticipated expenses related to technology integration; and

•	potential unknown liabilities associated with the acquisitions.
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
Proposed changes to the U.S. corporate tax system may have a significant effect on the carrying value of our net deferred tax assets and could result in additional U.S. corporate tax liabilities on unremitted earnings of our foreign subsidiaries. The current administration and members of the U.S. Congress are currently pursuing reform of the U.S. tax system and have proposed sweeping changes to the U.S. tax system. These reforms may include changes to corporate tax rates, limitations on deductibility of interest and other expenses, changes in the taxation of income earned outside the United States and taxing previously unremitted foreign earnings at concessional tax rates.
A decrease in the U.S. corporate tax rate could have a material adverse effect on earnings in the quarter in which the legislation is enacted due to our net deferred tax asset position. It also remains uncertain as to the level of conformity and consistency to the U.S. federal income tax changes that shall be applied by the state and local income tax jurisdictions. Given the number of uncertainties relating to the ultimate form any corporate tax reform may take, it is not possible to quantify the potential negative impact to the carrying value of our deferred tax assets or future tax liabilities.
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $468.2 million in fiscal 2013 to $784.0 million in fiscal 2017.
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
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation. We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. We reported management’s conclusion that material weaknesses existed in our internal control over financial reporting at September 30, 2017.
This determination related to one of our physical trading businesses based in Singapore which we subsequently closed and exited. As a result of the material weaknesses, management also concluded that our disclosure controls and procedures were not effective at September 30, 2017. Management is taking steps to remediate the internal control deficiency, including enhancing controls and monitoring of new businesses.

There can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties, judgments or losses not covered by insurance, harm our reputation, or otherwise cause a decline in investor confidence.
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
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities and a dealer in fixed income securities, we conduct the majority of our securities transactions as principal with institutional counterparties. We clear the majority of our principal securities transactions through unaffiliated clearing brokers. The majority of our principal equity and debt securities are held by these clearing brokers. Our clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.
In our correspondent securities clearing and independent wealth management businesses, we permit customers to purchase securities on margin, subject to various regulatory and internal margin requirements. During periods of significant price declines, the value of collateral securing the customer’s margin loan may decline below the customer’s obligation to us. In the event, the customer is unable to deposit additional collateral for these margin loans, we may incur credit losses on these transactions or additional costs in attempting to secure additional collateral. While introducing broker-dealers and independent representatives are generally responsible for the credit losses of their customers, we may incur losses if they do not fulfill their obligations.
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
We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, MSRB, the FCA, the NFA, the CME Group and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign regulators require compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
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
The EMIR is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the EBA and ESMA. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. We will continue to monitor all applicable developments in the ongoing implementation of EMIR. The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force during 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives, and these obligations are due expected to be rolled with some complementary MiFID provisions in 2018. INTL FCStone Ltd complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as MIFID II, for which implementation and MIFIR for which implementation is scheduled for 2018. Principal areas of impact related to these regulatory texts will involve oversight and emergence of OTFs for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies, transparency obligations and extended transaction reporting requirements.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2017, we had $2.2 billion in customer segregated assets, the majority of which are generally invested in U.S. Treasury securities and money market mutual funds. In addition, in our correspondent securities clearing business, we earn interest on customer cash held in money market mutual funds and FDIC sweep accounts. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
FCA will be enforcing additional European Union issued regulations such as MIFID II and MIFIR for which implementation is scheduled for 2018. Principal areas of impact related to these regulatory texts will involve emergence and oversight of OTF’s for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable developments in the ongoing implementation of MIFID II.
In accordance with these regulations we have applied for a license to operate an OTF to continue arranging OTC trades for energy contracts, and we are updating trading interfaces adding additional information to ensure continuity of trading on all trading venues we are a member of, enhancing the content of databases to comply with new transaction reporting, trade publication and position reporting obligations, liaising with clients to communicate upcoming changes and modifying policies and procedures to adjust/align them with the new upcoming regulatory environment.
The U.K.’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results. On March 29, 2017, the U.K. government triggered the article 50 of the E.U. Treaty of Lisbon. This officially confirmed the U.K. intention withdraw its membership to the E.U. and the start for a two years negotiation process where the U.K. and the E.U. need to agree the terms of the withdrawal and potentially give consideration to the future of the relationship between the parties. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete. Our operations in the U.K. as well as our global operations could be impacted by the global economic uncertainty caused by Brexit.
If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2017 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Champaign, Illinois; Miami, Florida; Indianapolis, Indiana; Bowling Green, Ohio; Nashville, Tennessee; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Twin Falls, Idaho; Birmingham, Alabama; Charlotte, North Carolina; Youngstown, Ohio; Atlanta, Georgia; Houston, Texas; Mexico City, Mexico; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Patrocinio, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong, and Sydney, Australia. All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
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
Oral argument was heard in the Seventh Circuit on June 7, 2017. On August 14, 2017, the Seventh Circuit ruled in favor of all of INTL FCStone Financial’s arguments. The trustee petitioned the Seventh Circuit for a rehearing on September 11, 2017, seeking reconsideration of the court’s prior ruling. On October 2, 2017 that petition was denied. With the Seventh Circuit having issued a mandate requiring the U.S. District Court for the Northern District of Illinois to enter a judgment in favor of INTL FCStone Financial on all counts on the issue of liability, INTL FCStone Financial filed a motion in the District Court on October 13, 2017 for an order directing the distribution of reserve funds in the approximate amount of $2.0 million. This motion was argued in the District Court on October 19, 2017, and the District Court directed the parties to file proposed orders relating to the distribution of the reserve funds.
On October 24, 2017, INTL FCStone Financial Inc. submitted a judgment order and an order directing the trustee to carry out the requirements of the judgment. On October 24, 2017, the trustee filed an objection to INTL FCStone Financial’s motion, and on November 8, 2017, INTL FCStone Financial filed its reply. The parties appeared before the District Court on November 28, 2017 to address all pending motions. INTL FCStone Financial requested immediate payment of funds due based on the August 14, 2017 ruling in its favor, however the trustee requested that the distribution of those reserve funds be held in abeyance pending his final appeal to the United States Supreme Court.
We have determined that losses related to the trustee’s appeal are neither probable nor reasonably possible.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2017, there were approximately 334 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2017 and 2016 were as follows:

		Price Range
		High	Low
2017:
	Fourth Quarter	$39.71	$33.11
	Third Quarter	$39.37	$33.45
	Second Quarter	$41.10	$35.75
	First Quarter	$44.71	$34.61
2016:
	Fourth Quarter	$39.48	$26.38
	Third Quarter	$28.64	$25.17
	Second Quarter	$32.67	$24.87
	First Quarter	$36.02	$25.15

Value over 5 years of $100 invested on September 30, 2012 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
350
300
250
200
150
100
50
-
2012
2013
2014
2015
2016
2017
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
On August 17, 2017, our Board of Directors authorized for fiscal 2018, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2017 and ending on September 30, 2018, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.

Our common stock repurchase program activity for the three months ended September 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2017 to July 31, 2017	—	$—	—	1,000,000
August 1, 2017 to August 31, 2017	—	—	—	1,000,000
September 1, 2017 to September 30, 2017	—	—	—	1,000,000
Total	—	$—	—
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2017	2016	2015	2014	2013
Revenues:
Sales of physical commodities	$28,673.3	$14,112.0	$34,089.9	$33,546.4	$42,031.2
Trading gains, net	332.2	321.2	328.6	244.5	244.0
Commission and clearing fees	283.4	224.3	192.5	180.7	173.3
Consulting and management fees	64.8	42.0	42.5	42.1	35.1
Interest income	69.7	55.2	39.4	8.0	8.9
Other income	0.2	0.2	0.3	0.7	0.9
Total revenues	29,423.6	14,754.9	34,693.2	34,022.4	42,493.4
Cost of sales of physical commodities	28,639.6	14,083.9	34,068.9	33,531.5	42,025.2
Operating revenues	784.0	671.0	624.3	490.9	468.2
Transaction-based clearing expenses	136.3	129.9	122.7	108.5	110.1
Introducing broker commissions	113.0	68.9	52.7	49.9	40.5
Interest expense	42.1	28.3	17.1	10.5	7.9
Net operating revenues	492.6	443.9	431.8	322.0	309.7
Compensation and other expenses:
Compensation and benefits	295.7	263.9	251.1	201.9	198.7
Communication and data services	39.4	32.7	28.1	25.8	23.1
Occupancy and equipment rental	15.2	13.3	13.5	12.3	12.0
Professional fees	15.2	14.0	12.5	14.9	12.4
Travel and business development	13.3	11.5	10.5	9.9	10.4
Depreciation and amortization	9.8	8.2	7.2	7.3	8.0
Bad debts and impairments	4.3	4.4	7.3	5.5	0.8
Bad debt on physical coal	47.0	—	—	—	—
Other	37.5	29.4	23.5	18.4	23.1
Total compensation and other expenses	477.4	377.4	353.7	296.0	288.5
Gain on acquisition	—	6.2	—	—	—
Income from continuing operations, before tax	15.2	72.7	78.1	26.0	21.2
Income tax expense	8.8	18.0	22.4	6.4	2.6
Net income from continuing operations	6.4	54.7	55.7	19.6	18.6
(Loss) income from discontinued operations, net of tax	—	—	—	(0.3)	0.7
Net income	$6.4	$54.7	$55.7	$19.3	$19.3
Earnings per share:
Basic	$0.32	$2.94	$2.94	$1.01	$1.01
Diluted	$0.31	$2.90	$2.87	$0.98	$0.97
Number of shares:
Basic	18,395,987	18,410,561	18,525,374	18,528,302	18,443,233
Diluted	18,687,354	18,625,372	18,932,235	19,132,302	19,068,497
Selected Balance Sheet Information:
Total assets	$6,243.4	$5,950.3	$5,070.0	$3,039.7	$2,848.0
Lenders under loans	$230.2	$182.8	$41.6	$22.5	$61.0
Senior unsecured notes	$—	$44.5	$45.5	$45.5	$45.5
Stockholders’ equity	$449.9	$433.8	$397.1	$345.4	$335.4

	Year Ended September 30,
	2017	2016	2015	2014	2013
Other Data:
Return on average stockholders’ equity (from continuing operations) (a)	1.5%	13.2%	15.0%	5.8%	5.7%
EBITDA(b) (in millions)	$67.1	$109.2	$102.4	$43.8	$37.1
Employees, end of period	1,607	1,464	1,231	1,141	1,094
Compensation and benefits as a percentage of operating revenues	37.7%	39.3%	40.2%	41.1%	42.4%

(a)	For all periods presented, the return on average stockholders’ equity (from continuing operations) excludes the effects of discontinued operations, if any.

(b)	See “Non-GAAP Financial Measure” below.
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

	Year Ended September 30,
(in millions)	2017	2016	2015	2014	2013
Net income from continuing operations	$6.4	$54.7	$55.7	$19.6	$18.6
Plus: interest expense	42.1	28.3	17.1	10.5	7.9
Plus: depreciation and amortization	9.8	8.2	7.2	7.3	8.0
Plus: income taxes	8.8	18.0	22.4	6.4	2.6
EBITDA	$67.1	$109.2	$102.4	$43.8	$37.1

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

Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; correspondent securities clearing and independent wealth management; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,600 employees. We currently serve more than 20,000 customers, located in more than 130 countries on five continents. Our recent acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses added approximately 50 correspondent clearing relationships with more than 120,000 accounts of which 65,000 are related to the independent wealth management business acquired.
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
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the over-the-counter (“OTC”) and listed derivatives markets. Most of the rules related to this regime have came into effect, however some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented. Effective September 2016, CFTC margin rules came into effect, imposing new requirements to exchange initial and variation margin, depending upon aggregate daily notional transactions outstanding, with an implementation period ending in 2020. CFTC capital rules have not been finalized and therefore it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our customers and counterparties.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the European Banking Authority (“EBA”) and Markets Authority (“ESMA”). ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. We will continue to monitor all applicable developments in the ongoing implementation of EMIR.
The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force this year. Contractual and operational changes have been implemented to accommodate the new requirements. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. These obligations are due to be rolled out with some complementary Markets in Financial Instruments Directive (“MIFID”) provisions in 2018 complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, the Financial Conduct Authority (“FCA”) will be enforcing additional European Union issued regulations such as the MIFID II, and the Markets in Financial Instruments Regulation (“MIFIR”) for which implementation is scheduled for 2018. Principal areas of impact related to these regulatory texts will involve emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, customer type re-assessment, investor protection, enhanced conflict of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable developments in the ongoing implementation of MIFID II.

Fiscal 2017 Highlights

•	Record annual operating revenues, grew 17% to $784.0 million.

•	Acquired the ICAP plc Europe, Middle East and Africa (“EMEA”) oil voice brokerage business in the first quarter.

•	Expanded our parent company syndicated committed loan facility to $262.0 million.

•	Redeemed our 8.5% Senior Notes on October 15, 2016.

•	Introduced Automated Clearing House (ACH) connectivity in our Global Payments to enhance our solutions for high-volume, low-value cross-border payments.

•	Precious Metals business became a Direct Participant to the London Bullion Market Association (LBMA) Gold Auction and launched its web-based Gold trading platform, PMXecute+.

•	On August 1, 2017, we implemented the first phase of a new trade system related to our OTC commodities business.
Executive Summary
We achieved operating revenues growth of 17%, or $113.0 million, in fiscal 2017 compared to the prior year, with increases in our Clearing and Execution Services (“CES”), Global Payments, Commercial Hedging and Physical Commodities segments, partially offset by lower operating revenues in our Securities segment. Our CES segment increased operating revenues by $108.7 million, primarily related to contributions from our recent acquisitions of the correspondent securities clearing and independent wealth management businesses of Sterne Agee and ICAP plc’s London-based EMEA oil voice brokerage business of $75.3 million and $26.7 million, respectively.
Overall segment income decreased 18%, as Physical Commodities decreased $44.7 million and Securities decreased $22.8 million, partially offset by increases in CES, Global Payments and Commercial Hedging adding $15.6 million, $10.8 million, and $4.1 million, respectively.
The decline in Physical Commodities segment income was primarily the result of the charge to earnings related to a bad debt in our physical coal business discussed further below, which resulted in a $45.3 million decrease in Physical Ag & Energy segment income partially offset by the $0.6 million increase in Precious Metals.
The decline in Securities segment income was primarily driven by weaker operating revenues in our Debt Trading and Asset Management businesses compared to prior year’s strong results in Argentina in those businesses. In addition, Equity Market-Making segment income declined as well, driven by lower market volatility which led to spread compression in these businesses.
CES segment income increased, primarily as a result of the acquisition of the correspondent securities clearing and independent wealth management businesses of Sterne Agee in the fourth quarter of fiscal 2016 as well as the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business at the beginning of our current year first quarter. The Sterne Agee businesses contributed $13.9 million in segment income in fiscal 2017 while the Derivative Voice Brokerage business contributed $4.6 million.
Global Payment segment income increased 27% as a result of a 46% increase in the number of payments made. That increase was partially offset by higher non-variable direct expenses. Commercial Hedging segment income increased primarily as a result of higher interest income as exchange-traded and OTC transactional revenues increased modestly.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 53% of total expenses in the current period compared to 58% in the prior year. Non-variable expenses increased 41%, or $98.7 million year-over-year, primarily as a result of the bad debt on physical coal discussed further below and $37.8 million in incremental expenses, including non-variable compensation, trade system costs, equipment and office space rental, professional fees and market information, from the acquisition of the Sterne Agee and ICAP businesses.
Net income decreased 88% to $6.4 million in fiscal 2017 compared to fiscal 2016, primarily related to the bad debt on physical coal and a decline in our Securities segment, as well the increase in non-variable Corporate unallocated expenses. While the acquired correspondent securities clearing and independent wealth management business added $12.4 million in incremental segment income, the additional Corporate unallocated expenses in these acquired businesses, resulted in a $1.0 million pre-tax net loss in the current year. The acquired oil voice brokerage business, recognized segment income of $4.6 million in fiscal 2017 with $1.2 million of acquired Corporate unallocated expenses.

Bad Debt on Physical Coal
During the fourth quarter of fiscal 2017, we recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to customers; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its customers; reimbursement due for deficiencies in the quality of coal delivered to customers; and losses incurred related to the cancellation of open sales contracts.
We purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to customers’ vessels. We took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto customers’ vessels. The logistics related to the delivery of coal to the customers’ vessels was out-sourced to our coal supplier, and we determined that certain purchased coal was not delivered to our customers’ vessels during the fourth quarter ended September 30, 2017. Furthermore, we determined that our supplier was unable to deliver such purchased coal to our customers. Demurrage claims, dead freight, and other penalty charges paid by INTL Asia Pte. Ltd. to its customers were due to be reimbursed by our supplier based on transaction agreements with our supplier. Subsequent to the end of the fourth quarter ended September 30, 2017, we determined our supplier was unable to make this reimbursement.
We received an acknowledgment of debt and a note from the supplier in our first quarter ending December 31, 2017. However, there is substantial uncertainty as to whether the supplier will be able to meet its financial obligations to us and as to the timing of any recovery. We are continuing our investigation into this matter and will pursue all legal avenues available to us. We have presented the bad debt on physical coal separately as a component of income from operations in our consolidated income statements.
We have exited the physical coal business. All remaining open sales contracts have been canceled. In our first quarter ending December 31, 2017, we expect to record an additional bad debt expense of $1.0 million related to reimbursement due to us from the supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017. We do not anticipate any additional bad debt expense in connection with the physical coal business. We have no long-lived or intangible assets related to the physical coal business, and accordingly have recorded no impairment charges. We do not believe that the loss will adversely affect our on-going profitability as the physical coal business had not contributed significantly to income from operations. We believe any additional exit costs will not be material to our consolidated financial statements. INTL Asia Pte. Ltd. has been recapitalized following the bad debt in order for its other businesses to operate in normal course.

Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2017, 2016, and 2015.
Financial Overview
The following table shows an overview of our financial results:
Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Revenues:
Sales of physical commodities	$28,673.3	103%	$14,112.0	(59)%	$34,089.9
Trading gains, net	332.2	3%	321.2	(2)%	328.6
Commission and clearing fees	283.4	26%	224.3	17%	192.5
Consulting and management fees	64.8	54%	42.0	(1)%	42.5
Interest income	69.7	26%	55.2	40%	39.4
Other income	0.2	—%	0.2	(33)%	0.3
Total revenues	29,423.6	99%	14,754.9	(57)%	34,693.2
Cost of sales of physical commodities	28,639.6	103%	14,083.9	(59)%	34,068.9
Operating revenues	784.0	17%	671.0	7%	624.3
Transaction-based clearing expenses	136.3	5%	129.9	6%	122.7
Introducing broker commissions	113.0	64%	68.9	31%	52.7
Interest expense	42.1	49%	28.3	65%	17.1
Net operating revenues	492.6	11%	443.9	3%	431.8
Compensation and other expenses	295.7	12%	263.9	5%	251.1
Bad debts	4.3	(2)%	4.4	(40)%	7.3
Bad debt on physical coal	47.0	n/m	—	n/m	—
Other expenses	130.4	20%	109.1	14%	95.3
Total compensation and other expenses	477.4	26%	377.4	7%	353.7
Gain on acquisition	—	(100)%	6.2	n/m	—
Income from operations, before tax	$15.2	(79)%	$72.7	(7)%	$78.1
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	99,148.4	(1)%	99,667.4	—%	99,879.2
OTC (contracts, 000’s)	1,410.0	2%	1,380.8	(17)%	1,670.0
Global Payments (# of payments, 000’s)	648.9	46%	444.9	37%	325.4
Gold equivalent ounces traded (000’s)	137,235.3	49%	92,073.7	(27)%	126,365.5
Equity Market-Making (gross dollar volume, millions)	$87,789.8	(1)%	$88,518.8	(10)%	$98,604.3
Debt Trading (gross dollar volume, millions)	$133,352.3	24%	$107,747.4	70%	$63,502.6
FX Prime Brokerage volume (U.S. notional, millions)	$620,917.8	7%	$580,426.9	29%	$449,344.1
Average assets under management in Argentina (U.S. dollar, millions)	$564.9	—%	$562.4	(2)%	$572.1
Average customer equity - futures and options (millions)	$2,015.9	7%	$1,878.7	5%	$1,788.2

Operating Revenues
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased approximately 17% to $784.0 million in fiscal 2017 compared to $671.0 million in the prior year. Operating revenue growth was driven by a $108.7 million increase in our CES segment, primarily as a result of incremental operating revenues from our recent acquisitions. In addition, Global Payments and Commercial Hedging operating revenues increased $16.0 million and $8.5 million, respectively. Physical Commodities segment operating revenues increased $8.2 million versus the prior year. Offsetting this revenue growth was a $23.5 million decline in operating revenues within our Securities segment.
Operating revenues for fiscal 2017 include a $5.9 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. The prior year period included a $0.7 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. On a segment basis, these unrealized losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments. During fiscal 2017, we liquidated our interest rate swap and U.S. Treasury note positions, held as part of the strategy, due to scheduled maturities as well as the close-outs of profitable positions as we determined there was no longer a sufficient interest rate spread between short-term and medium term rates.
Operating revenues in our CES segment increased 72% to $259.8 million in fiscal 2017, primarily as a result of the acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses at the beginning of the fourth quarter of fiscal 2016, which added an incremental $75.3 million in operating revenues in fiscal 2017. Also contributing to the revenue growth was the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, at the beginning of the first quarter of fiscal 2017, which contributed $26.7 million to fiscal 2017 operating revenues. The Exchange-traded Futures & Options business added $8.8 million in operating revenues primarily as a result of an increase in the average rate per contract, while the FX Prime Brokerage business declined $2.3 million, despite a 7% increase in customer volumes as spreads narrowed in this business.
Operating revenues in our Global Payments segment increased 22% in fiscal 2017 to $89.2 million, as a result of a 46% increase in the number of global payments made which was partially offset by a narrowing of spreads in this business due to an increase in volume of smaller transactions from financial institutions.
Operating revenues in Commercial Hedging increased 4% in fiscal 2017 to $244.6 million, primarily driven by a $4.8 million increase in interest income. In addition exchange-traded revenues increased $4.3 million, while OTC revenues declined $1.5 million. An increase in agricultural and energy and renewable fuels revenues drove the increase in exchange-traded revenues.
Our Physical Commodity segment operating revenues increased 22% to $44.8 million, as a result of a $6.0 million increase in Physical Ag & Energy operating revenues, while Precious Metals added $2.2 million in operating revenues.
Operating revenues in our Securities segment declined 13% to $151.7 million in fiscal 2017 compared to the prior year. The Debt Trading and Asset Management businesses declined $10.2 and $6.3 million, respectively, as the prior year period reflected strong performance in our Argentina operations in these businesses following the devaluation of the Argentine Peso in December 2015. In addition, Equity Market-Making operating revenues declined $5.7 million as a result of a narrowing of spreads due to lower market volatility. Investment Banking operating revenues declined $1.0 million due both to weaker results in Argentina and management’s decision to exit our domestic investment banking business.
Interest income increased $14.5 million to $69.7 million in fiscal 2017 compared to prior year, primarily driven a $6.4 million increase in Debt Trading interest income. In addition, average customer equity in the Financial Ag & Energy and Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 7% to $2.0 billion in fiscal 2017 compared to the prior year, which combined with an increase in short term interest rates resulted in an aggregate $8.1 million increase in interest income in these businesses. In addition, the acquisition of the Sterne Agee Correspondent Clearing business added an incremental $3.9 million in interest income. These increases in interest income were partially offset by a $5.5 million decline in the mark-to-market valuation on U.S. Treasury notes.
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
Operating revenues in our CES segment increased 22% in fiscal 2016 to $151.1 million. Exchange-traded Futures & Options operating revenues increased $4.2 million to $106.1 million, while Foreign Exchange Prime Brokerage operating revenues declined $0.6 million to $20.9 million. The addition of the Sterne Agee correspondent clearing and independent wealth management businesses added $24.1 million in incremental operating revenues.
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
On July 1, 2015, we merged three of our wholly owned U.S. subsidiaries into our wholly owned subsidiary, INTL FCStone Financial Inc. In connection with the merger, we transferred our remaining available-for-sale investments, at fair value, to the trading category in accordance with the accounting requirements for broker-dealers. The July 1, 2015 transfer of securities resulted in $5.4 million of pre-tax unrealized gains not previously recognized in earnings being included in operating revenues during the fourth quarter of fiscal 2015. In addition, operating revenues for fiscal 2015 included a $1.2 million pre-tax gain on the sale of common stock held in the Intercontinental Exchange, Inc.

Interest and Transactional Expenses
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Transaction-based clearing expenses: Transaction-based clearing expenses increased 5% to $136.3 million in fiscal 2017 compared to $129.9 million in fiscal 2016, and were 17% of operating revenues in fiscal 2017 compared to 19% in fiscal 2016. The increase in expense is primarily related to the activity of the Sterne Agee correspondent clearing and independent wealth management businesses, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, resulting in higher expense of $4.7 million. Additionally, increased activity across our Exchange-traded Futures & Options and Financial Ag & Energy components contributed to the higher costs, partially offset by lower ADR conversion fees in our Equity Market-Making component and lower Debt Trading transactional fees. The decrease in transaction-based clearing expenses as a percentage of operating revenue is primarily related to the impact of the incremental revenues from these acquired businesses, as well as the acquired oil voice brokerage business.
Introducing broker commissions: Introducing broker commissions increased 64% to $113.0 million in fiscal 2017 compared to $68.9 million in fiscal 2016, and were 14% of operating revenues in fiscal 2017 compared to 10% in fiscal 2016. The increase in expense is primarily related to the activity of the Sterne Agee independent wealth management business, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, resulting in higher expense of $42.1 million. Also, we experienced an increase in introducing broker commissions in our Exchange-traded Futures & Options and Financial Ag & Energy components, partially offset by decreased in our Debt Trading business in Argentina, and lower broker commissions in our Investment Banking component as we exited the domestic investment banking business during fiscal 2016.
Interest expense: Interest expense increased 49% to $42.1 million in fiscal 2017 compared to $28.3 million in fiscal 2016. The increase in interest expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $8.0 million. Additionally, increased credit line capacity and higher average borrowings outstanding on our corporate credit facility, available for working capital needs, and our physical commodity financing facility resulted in increased expense. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options component, as well as incremental interest related to our stock lending business started up during fiscal 2017 in our Equity Market-Making component.
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
Interest expense: Interest expense increased 65% to $28.3 million in fiscal 2016 compared to $17.1 million in fiscal 2015. The increase in interest expense is primarily related to the fixed income trading activities from our institutional dealer in fixed income securities, acquired on January 1, 2015, which resulted in higher interest expense of $7.4 million. Additionally, higher average borrowings outstanding on the credit facilities available for working capital needs and financing of physical commodities resulted in increased expense.

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
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Net operating revenues increased $48.7 million, or 11%, to $492.6 million in fiscal 2017 compared to $443.9 million in fiscal 2016.
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Net operating revenues increased $12.1 million, or 3%, to $443.9 million in fiscal 2016 compared to $431.8 million in fiscal 2015.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$157.0	24%	$126.5	10%	$115.3
Variable compensation and benefits	138.7	1%	137.4	1%	135.8
	295.7	12%	263.9	5%	251.1
Other non-compensation expenses:
Communication and data services	39.4	20%	32.7	16%	28.1
Occupancy and equipment rental	15.2	14%	13.3	(1)%	13.5
Professional fees	15.2	9%	14.0	12%	12.5
Travel and business development	13.3	16%	11.5	10%	10.5
Depreciation and amortization	9.8	20%	8.2	14%	7.2
Bad debts	4.3	(2)%	4.4	(40)%	7.3
Bad debt on physical coal	47.0	n/m	—	n/m	—
Other expense	37.5	28%	29.4	25%	23.5
	181.7	60%	113.5	11%	102.6
Total compensation and other expenses	$477.4	26%	$377.4	7%	$353.7
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Compensation and Other Expenses: Compensation and other expenses increased $100.0 million, or 26%, to $477.4 million in fiscal 2017 compared to $377.4 million in fiscal 2016.
Compensation and Benefits: Total compensation and benefits expenses increased 12% to $295.7 million in fiscal 2017 compared to $263.9 million in fiscal 2016. Total compensation and benefits were 38% of operating revenues in fiscal 2017 compared to 39% of operating revenues in fiscal 2016. The variable portion of compensation and benefits increased 1% to $138.7 million in fiscal 2017 compared to $137.4 million in fiscal 2016. Variable compensation and benefits were 28% of net operating revenues in fiscal 2017 compared to 31% in fiscal 2016. Administrative, centralized operations and executive incentive compensation was $16.7 million in fiscal 2017 compared to $28.7 million in fiscal 2016, primarily due to the lower current year performance impacting executive incentive compensation, as well as declines among certain business lines.
The fixed portion of compensation and benefits increased 24% to $157.0 million in fiscal 2017 compared to $126.5 million in fiscal 2016. Non-variable salaries increased $20.2 million, or 22%, primarily due to the activity of the Sterne Agee correspondent clearing and independent wealth management businesses, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, and our acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, resulting in an aggregate addition of $12.5 million. Additionally, we increased headcount across several growing business lines as well as across several administrative departments. Employee benefits, excluding share-based compensation, increased $8.0 million in fiscal 2017, primarily due to higher employer payroll, health care and retirement costs, as well as higher temporary personnel costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $6.3 million in fiscal 2017 compared to $5.1 million in fiscal 2016. The number of employees increased 10% to 1,607 at the end of fiscal 2017 compared to 1,464 at the end of fiscal 2016.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 60% to $181.7 million in fiscal 2017 compared to $113.5 million in fiscal 2016. Communication and data services expenses increased $6.7 million, primarily related to incremental trade systems and market information costs associated with the acquired businesses discussed above. Occupancy and equipment rental increased $1.9 million, primarily as a result of the incremental costs from the leased office space of the acquired Sterne Agee correspondent clearing and independent wealth management businesses. Travel and business development fees increased $1.8 million, primarily related to incremental costs from the acquired businesses, as well as higher costs across certain administrative departments. Depreciation and amortization increased $1.6 million, primarily related to the increase in the amortization of intangible assets identified as part of our recent acquisition of ICAP plc’s London-based EMEA oil voice brokerage business. Other expense increased $8.1 million, primarily due to incremental costs from our acquisitions discussed above, including non-trading hardware and software licensing costs, insurance, and office expenses. Additionally, we experienced greater losses from trade errors in fiscal 2017 compared to fiscal 2016.
Excluding the bad debt on physical coal discussed below, bad debts decreased $0.1 million year-over-year. During fiscal 2017, bad debts were $4.3 million, primarily related to $3.9 million in LME Metals customer deficits in our Commercial Hedging segment and $0.2 million of uncollectible customer receivables in our Physical Ag & Energy and Derivative Voice Brokerage components. During fiscal 2016, bad debts were $4.4 million, primarily related to $3.6 million of customer deficits in our Commercial Hedging segment, $0.4 million of uncollectible customer receivables in our Physical Ag & Energy component and $0.4 million of uncollectible service fees and notes in our Securities segment.
Bad Debt on Physical Coal: During the fourth quarter of fiscal 2017, we recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to customers; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its customers; reimbursement due for deficiencies in the quality of coal delivered to customers; and losses incurred related to the cancellation of open sales contracts.
We purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to customers’ vessels. We took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto customers’ vessels. The logistics related to the delivery of coal to the customers’ vessels was out-sourced to our coal supplier, and we determined that certain purchased coal was not delivered to our customers’ vessels during the fourth quarter ended September 30, 2017. Furthermore, we determined that our supplier was unable to deliver such purchased coal to our customers. Demurrage claims, dead freight, and other penalty charges paid by INTL Asia Pte. Ltd. to its customers were due to be reimbursed by our supplier based on transaction agreements with our supplier. Subsequent to the end of the fourth quarter ended September 30, 2017, we determined our supplier was unable to make this reimbursement.
We received an acknowledgment of debt and a note from the supplier in our first quarter ending December 31, 2017. However, there is substantial uncertainty as to whether the supplier will be able to meet its financial obligations to us and as to the timing of any recovery. We are continuing our investigation into this matter and will pursue all legal avenues available to us. We have presented the bad debt on physical coal separately as a component of income from operations in our consolidated income statements.
We have exited the physical coal business. All remaining open sales contracts have been canceled. In our first quarter ending December 31, 2017, we expect to record an additional bad debt expense of $1.0 million related to reimbursement due to us from the supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017. We do not anticipate any additional bad debt expense in connection with the physical coal business. We have no long-lived or intangible assets related to the physical coal business, and accordingly have recorded no impairment charges. We do not believe that the loss will adversely affect our on-going profitability as the physical coal business had not contributed significantly to income from operations. We believe any additional exit costs will not be material to our consolidated financial statements. INTL Asia Pte. Ltd. has been recapitalized following the bad debt in order for its other businesses to operate in normal course.
Gain on Acquisition: See the discussion of Gain on Acquisition for the Year Ended September 30, 2016 Compared to Year Ended September 30, 2016 for details of the amount recorded during fiscal 2016.
Provision for Taxes: The effective income tax rate on income from operations was 58% in fiscal 2017 compared to 25% in fiscal 2016. Our effective income tax rate during fiscal 2017 was significantly higher than the U.S. federal statutory rate primarily due to the bad debt on our physical coal business in Singapore being taxed at a lower rate resulting in less of a benefit to offset taxable earnings in other jurisdictions. Excluding the impact of the bad debt on physical coal, our effective tax rates was 20.7% in fiscal 2017. Our effective income tax rate in fiscal 2016 was lower than the U.S federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions as well as the impact of the bargain purchase gain on the acquired businesses from Sterne Agee. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases.
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
Bad debts decreased $2.9 million year-over-year. During fiscal 2016, bad debts were $4.4 million, primarily related to $3.6 million of customer deficits in our Commercial Hedging segment, $0.4 million of uncollectible customer receivables in our Physical Ag & Energy component of our Physical Commodities segment and $0.4 million of uncollectible service fees and notes in our Securities segment. During fiscal 2015, bad debts were $7.3 million, primarily related to $2.8 million of customer receivables in our Physical Ag & Energy component, $2.3 million of OTC customer deficits and $0.6 million of LME Metals customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition.
Gain on Acquisition: In the fiscal fourth quarter of 2016, we acquired the correspondent securities clearing and independent wealth management businesses of Sterne Agee. The purchase price of $45.0 million represented a discount to the preliminary allocation of fair value to the net assets of the Sterne entities. The $6.2 million discount in the purchase price as compared to the preliminary allocation of fair value to the net assets at closing was reflected as a gain on acquisition in the Consolidated Income Statement for fiscal 2016.
Provision for Taxes: The effective income tax rate on income from operations was 25% in fiscal 2016 compared to 29% in fiscal 2015, and was impacted by the bargain purchase gain on the acquired businesses from Sterne Agee during fiscal 2016. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$59.7	31%	$45.4	24%	$36.7
Variable compensation and benefits	14.8	(44)%	26.5	15%	23.1
	74.5	4%	71.9	20%	59.8
Other non-compensation expenses:
Communication and data services	7.1	18%	6.0	33%	4.5
Occupancy and equipment rental	15.1	14%	13.2	(1)%	13.4
Professional fees	8.4	8%	7.8	3%	7.6
Travel and business development	3.2	33%	2.4	4%	2.3
Depreciation and amortization	8.2	22%	6.7	16%	5.8
Bad debts and impairments	—	—%	—	n/m	1.1
Other expense	20.8	6%	19.7	11%	17.8
	62.8	13%	55.8	6%	52.5
Total compensation and other expenses	$137.3	8%	$127.7	14%	$112.3
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Total unallocated costs and other expenses increased $9.6 million to $137.3 million in fiscal 2017 compared to $127.7 million in fiscal 2016. Compensation and benefits increased $2.6 million, or 4% to $74.5 million in fiscal 2017 compared to $71.9 million in fiscal 2016.
During fiscal 2017, the increase in fixed compensation and benefits is primarily related to the incremental unallocated costs from the acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses and increases in several administrative departments, most notably our information technology department. The decrease in variable compensation and benefits is primarily related to lower current year performance impacting executive incentive compensation. The increase in communication and data services is primarily due to increased market information costs.
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

Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2017	% of Total	2016	% of Total	2015	% of Total
Variable compensation and benefits	$138.7	19%	$137.4	24%	$135.8	26%
Transaction-based clearing expenses	136.3	19%	129.9	23%	122.7	23%
Introducing broker commissions	113.0	15%	68.9	11%	52.7	10%
Total variable expenses	388.0	53%	336.2	58%	311.2	59%
Fixed compensation and benefits	157.0	22%	126.5	22%	115.3	22%
Other fixed expenses	130.4	18%	109.1	19%	95.3	18%
Bad debts	4.3	1%	4.4	1%	7.3	1%
Bad debt on physical coal	47.0	6%	—	—%	—	—%
Total non-variable expenses	338.7	47%	240.0	42%	217.9	41%
Total non-interest expenses	$726.7	100%	$576.2	100%	$529.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2017, 2016, and 2015.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 53% in fiscal 2017, 58% in fiscal 2016 and 59% in fiscal 2015.
See the discussion of Bad Debt on Physical Coal in the Executive Summary previously discussed for additional information.
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
- Derivative Voice Brokerage
We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenues less direct cost of sales, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expense and related charges, base salaries and an overhead allocation.

Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational charges, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2017	% of Operating Revenues	2016	% of Operating Revenues	2015	% of Operating Revenues
Revenues:
Sales of physical commodities	$28,673.3		$14,112.0		$34,089.9
Trading gains, net	329.4		318.7		322.3
Commission and clearing fees	282.9		224.2		192.5
Consulting and management fees	63.7		41.0		42.5
Interest income	80.3		60.2		37.5
Other	0.1		—		—
Total revenues	29,429.7		14,756.1		34,684.7
Cost of sales of physical commodities	28,639.6		14,083.9		34,068.9
Operating revenues	790.1	100%	672.2	100%	615.8	100%
Transaction-based clearing expenses	133.9	17%	126.8	19%	121.0	20%
Introducing broker commissions	112.9	14%	68.9	10%	52.7	9%
Interest expense	34.3	4%	20.8	3%	10.8	2%
Net operating revenues	509.0		455.7		431.3
Variable direct compensation and benefits	122.0	15%	108.7	16%	110.7	18%
Net contribution	387.0		347.0		320.6
Non-variable direct expenses	218.0	28%	141.0	21%	132.5	22%
Segment income	$169.0		$206.0		$188.1
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
The net contribution of all our business segments increased 12% to $387.0 million in fiscal 2017 compared to $347.0 million in fiscal 2016. Segment income decreased (18)% to $169.0 million in fiscal 2017 compared to $206.0 million in fiscal 2016.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	114.8	(3)%	118.7	(22)%	152.3
Commission and clearing fees	101.8	7%	95.1	8%	88.0
Consulting and management fees	14.6	6%	13.8	(9)%	15.1
Interest income	13.3	56%	8.5	21%	7.0
Other	0.1	—	—	—	—
Total revenues	244.6	4%	236.1	(10)%	262.4
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	244.6	4%	236.1	(10)%	262.4
Transaction-based clearing expenses	29.8	7%	27.9	1%	27.6
Introducing broker commissions	19.9	2%	19.6	(2)%	19.9
Interest expense	0.6	50%	0.4	100%	0.2
Net operating revenues	194.3	3%	188.2	(12)%	214.7
Variable direct compensation and benefits	52.5	(2)%	53.8	(15)%	63.0
Net contribution	141.8	6%	134.4	(11)%	151.7
Non-variable direct expenses	69.0	5%	65.7	(1)%	66.1
Segment income	$72.8	6%	$68.7	(20)%	$85.6
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$71.8	3%	$69.6	12%	$62.0
Energy and renewable fuels	6.7	18%	5.7	(16)%	6.8
LME metals	50.1	1%	49.5	(6)%	52.8
Other	7.3	7%	6.8	(13)%	7.8
	$135.9	3%	$131.6	2%	$129.4
Selected data:
Futures and options (contracts, 000’s)	23,785.7	4%	22,810.2	10%	20,686.1
Average rate per contract	$5.61	(1)%	$5.66	(8)%	$6.16
Average customer equity - futures and options (millions)	$938.1	2%	$923.6	9%	$844.8

	OTC
	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$53.4	1%	$52.9	(23)%	$68.3
Energy and renewable fuels	18.4	(5)%	19.4	(42)%	33.3
Other	8.9	(10)%	9.9	5%	9.4
	$80.7	(2)%	$82.2	(26)%	$111.0
Selected data:
Volume (contracts, 000’s)	1,410.0	2%	1,380.8	(17)%	1,670.0
Average rate per contract	$54.61	(5)%	$57.50	(10)%	$64.19
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 4% to $244.6 million in fiscal 2017 compared to $236.1 million in fiscal 2016. Exchange-traded revenues increased 3% to $135.9 million in fiscal 2017, resulting primarily from higher agricultural and energy and renewable fuels revenues. Those increases were partially offset by a modest decline in LME metals. Overall exchange-traded contract volume increased 4%, while the average rate per contract declined to $5.61.

OTC revenues decreased marginally to $80.7 million in fiscal 2017 while OTC volumes increased 2% to 1.41 million contracts in fiscal 2017 compared to 1.38 million in fiscal 2016. OTC revenues were relatively flat with the prior year, as modest OTC volume growth was offset by lower spreads across virtually all commodity sectors leading to a 5% decline in the average rate per contract.
Consulting and management fees increased 6% to $14.6 million in fiscal 2017 compared to $13.8 million in fiscal 2016 while interest income, increased 56%, to $13.3 million in fiscal 2017 compared to $8.5 million in fiscal 2016. The increase in interest income is driven by an increase in short term interest rates as well as a 2% increase in average customer equity.
Segment income increased 6% to $72.8 million in fiscal 2017 compared to $68.7 million in fiscal 2016, driven by the growth in operating revenues, partially offset by a $3.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to an increase in operations charges and non-variable clearing expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 42% in fiscal 2017 compared to 43% in fiscal 2016.
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
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	86.7	22%	71.1	(6)%	75.4
Commission and clearing fees	2.5	19%	2.1	31%	1.6
Consulting and management fees	—	—	—	—	—
Interest income	—	—	—	(100)%	0.1
Other	—	—	—	—	—
Total revenues	89.2	22%	73.2	(5)%	77.1
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	89.2	22%	73.2	(5)%	77.1
Transaction-based clearing expenses	4.6	7%	4.3	23%	3.5
Introducing broker commissions	3.8	9%	3.5	(30)%	5.0
Interest expense	0.2	100%	0.1	—%	0.1
Net operating revenues	80.6	23%	65.3	(5)%	68.5
Variable direct compensation and benefits	16.2	24%	13.1	(6)%	14.0
Net contribution	64.4	23%	52.2	(4)%	54.5
Non-variable direct expenses	13.8	11%	12.4	11%	11.2
Segment income	$50.6	27%	$39.8	(8)%	$43.3
Selected data:
Global Payments (# of payments, 000’s)	648.9	46%	444.9	37%	325.4
Average revenue per trade	$137.46	(16)%	$164.53	(31)%	$236.94
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 22% to $89.2 million in fiscal 2017 compared to $73.2 million in fiscal 2016. The volume of payments made increased by 46%, as we continue to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system, however this was partially offset by a 16% decrease in the average revenue per trade.
Segment income increased 27% to $50.6 million in fiscal 2017 compared to $39.8 million in fiscal 2016. The increase primarily resulted from the increase in operating revenues, partially offset by an increase in non-variable direct expenses, primarily in compensation and benefits, trade system costs, and operations charges. Variable expenses, excluding interest, expressed as a percentage of operating revenues was 28% in fiscal 2017 compared to 29% in fiscal 2016.
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
Securities
We provide value-added solutions that facilitate cross-border trading and believe our customers value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.

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
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	81.7	(25)%	108.6	43%	76.1
Commission and clearing fees	10.4	(3)%	10.7	81%	5.9
Consulting and management fees	13.6	(22)%	17.5	(27)%	24.0
Interest income	46.0	20%	38.4	61%	23.8
Other	—	—	—	—%	—
Total revenues	151.7	(13)%	175.2	35%	129.8
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	151.7	(13)%	175.2	35%	129.8
Transaction-based clearing expenses	24.5	(6)%	26.1	10%	23.7
Introducing broker commissions	8.0	(32)%	11.8	39%	8.5
Interest expense	24.6	60%	15.4	71%	9.0
Net operating revenues	94.6	(22)%	121.9	38%	88.6
Variable direct compensation and benefits	19.0	(22)%	24.4	15%	21.2
Net contribution	75.6	(22)%	97.5	45%	67.4
Non-variable direct expenses	29.0	3%	28.1	4%	26.9
Segment income	$46.6	(33)%	$69.4	71%	$40.5
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Operating revenues by product line (in millions):
Equity Market-Making	$56.7	(9)%	$62.4	8%	$57.7
Debt Trading	80.4	(12)%	90.9	87%	48.6
Investment Banking	2.7	(27)%	3.7	(61)%	9.5
Asset Management	11.9	(35)%	18.2	30%	14.0
	$151.7	(13)%	$175.2	35%	$129.8
Selected data:
Equity Market-Making (gross dollar volume, millions)	$87,789.8	(1)%	$88,518.8	(10)%	$98,604.3
Equity Market-Making revenue per $1,000 traded	$0.65	(7)%	$0.70	19%	$0.59
Debt Trading (principal dollar volume, millions)	$133,352.3	24%	$107,747.4	70%	$63,502.6
Debt Trading revenue per $1,000 traded	$0.60	(29)%	$0.84	9%	$0.77
Average assets under management in Argentina (millions)	$564.9	—%	$562.4	(2)%	$572.1
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues decreased 13% to $151.7 million in fiscal 2017 compared to $175.2 million in fiscal 2016.
Operating revenues in Equity Market-Making decreased 9%, to $56.7 million in fiscal 2017 compared to fiscal 2016, as a result of a 7% decline in the average revenue per $1,000 traded as a result of lower market volatility as well as a 1% decline in the gross dollar volume traded. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.

Operating revenues in Debt Trading decreased 12% to $80.4 million in fiscal 2017 compared to fiscal 2016, primarily as a result of a decline in operating revenue in our Argentina operations compared to the prior year. Our Argentine operations had a strong performance in the prior year as a result of the effect of the devaluation of the Argentine Peso. These declines in Argentina were partially offset by operating revenue growth in our domestic institutional fixed income business. Investment Banking operating revenues declined 27% in fiscal 2017 compared to fiscal 2016, resulting primarily as a result of management’s decision to exit our domestic investment banking business. Asset Management operating revenues in fiscal 2017 decreased 35% to $11.9 million in fiscal 2017 versus $18.2 million in fiscal 2016. Similar to Debt Trading, Asset Management operating revenues had a strong performance in the prior year as a result of the devaluation of the Argentine Peso. Average assets under management were $564.9 million in fiscal 2017 compared to $562.4 million in fiscal 2016.
Segment income decreased 33% to $46.6 million in fiscal 2017 compared to $69.4 million in fiscal 2016 primarily as a result of the decrease in operating revenues as well as a $7.9 million increase in interest expense in our domestic institutional fixed income business. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 34% in fiscal 2017 compared to 36% in fiscal 2016.
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
Operating revenues in Debt Trading increased 87% to $90.9 million in fiscal 2016 compared to fiscal 2015. The increase in operating revenues was a result of the acquisition of G.X. Clarke, which was effective on January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of fiscal 2015, as well as strong performance in Argentina as the result of the market conditions following the devaluation of the Argentine peso. Investment Banking operating revenues declined 61% in fiscal 2016 compared to fiscal 2015, resulting primarily from management’s decision to exit the domestic investment banking business. Asset Management revenues in fiscal 2016 increased 30% to $18.2 million in fiscal 2016 versus $14.0 million in fiscal 2015. Average assets under management were $562.4 million in fiscal 2016 compared to $572.1 million in fiscal 2015.
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
Precious metals inventory held by INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the consolidated income statements. INTL FCStone Ltd precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ in the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis. Operating revenues and losses from our Precious Metals commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements.
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

In our Physical Ag and Energy commodity business, inventories of certain of our agricultural commodities are carried at net realizable value, which approximates fair value less disposal costs. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Changes in the fair values of these agricultural commodities inventories are included as a component of ‘cost of physical commodities sold’ in the consolidated income statements. Inventories of energy, including coal, kerosene, and propane are valued at the lower of cost or market (“LCM”). Revenues generated from our Physical Ag and Energy commodity business are recorded on a gross basis. Operating revenues and losses from our Physical Ag and Energy commodity business are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. Management continues to evaluate performance and allocate resources on an operating revenue basis.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Revenues:
Sales of physical commodities	$28,673.3	103%	$14,112.0	(59)%	$34,089.9
Trading gains, net	2.0	(386)%	(0.7)	(77)%	(3.0)
Commission and clearing fees	1.0	—%	1.0	100%	0.5
Consulting and management fees	1.2	—%	1.2	(33)%	1.8
Interest income	6.9	(1)%	7.0	150%	2.8
Other	—	—	—	—	—
Total revenues	28,684.4	103%	14,120.5	(59)%	34,092.0
Cost of sales of physical commodities	28,639.6	103%	14,083.9	(59)%	34,068.9
Operating revenues	44.8	22%	36.6	58%	23.1
Transaction-based clearing expenses	0.8	14%	0.7	75%	0.4
Introducing broker commissions	0.4	(20)%	0.5	67%	0.3
Interest expense	6.3	62%	3.9	225%	1.2
Net operating revenues	37.3	18%	31.5	49%	21.2
Variable direct compensation and benefits	10.1	25%	8.1	88%	4.3
Net contribution	27.2	16%	23.4	38%	16.9
Non-variable direct expenses	11.6	15%	10.1	(9)%	11.1
Bad debt on physical coal	47.0	n/m	—	n/m	—
Segment (loss) income	$(31.4)	(336)%	$13.3	129%	$5.8
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Total revenues	$27,958.9	104%	$13,674.2	(60)%	$33,816.4
Cost of sales of physical commodities	27,932.8	105%	13,650.3	(60)%	33,802.2
Operating revenues	$26.1	9%	$23.9	68%	$14.2
Selected data:
Gold equivalent ounces traded (000’s)	137,235.3	49%	92,073.7	(27)%	126,365.5
Average revenue per ounce traded	$0.19	(27)%	$0.26	136%	$0.11

	Physical Ag & Energy
	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Total revenues	$725.6	63%	$446.3	62%	$275.6
Cost of sales of physical commodities	706.9	63%	433.6	63%	266.6
Operating revenues	$18.7	47%	$12.7	41%	$9.0
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 22% to $44.8 million in fiscal 2017 compared to $36.6 million in fiscal 2016.
Precious metals operating revenues increased 9% to $26.1 million in fiscal 2017 compared to $23.9 million in fiscal 2016. Operating revenues increased as a result of a 49% increase in the number of ounces traded, while the average revenue per ounce traded decreased 27% as market volatility decreased, resulting in a narrowing of spreads.
Operating revenues in Physical Ag & Energy increased 47% to $18.7 million in fiscal 2017 compared to $12.7 million in fiscal 2016. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary, FCStone Merchant Services, LLC, which had an increase in operating revenues of $6.5 million, or 57%, following an internal restructuring of the business, resulting in increased operating revenues from both existing and new customer relationships.
Segment loss was $31.4 million in fiscal 2017 compared to segment income of $13.3 million in fiscal 2016, resulting in a decrease of 336%. The segment loss was primarily due to a charge to earnings of $47.0 million to record an allowance for doubtful accounts for a bad debt incurred in our physical coal business, which was conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd. See Executive Summary for additional information related to the Bad Debt on Physical Coal.
Partially offsetting the segment loss within Physical Ag & Energy, segment income generated by FCStone Merchant Services, LLC increased $2.3 million, or 153%, over the prior year due to increased operating revenues reduced by higher interest expense and non-variable direct expenses. Precious metals segment income increased $0.6 million over the prior year. Variable expenses, excluding interest expense, expressed as a percentage of operating revenues remained unchanged at 25% in fiscal 2017 and fiscal 2016.
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
As of September 30, 2017, we held $2.2 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearer’s in the securities industry, with approximately 50 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2017.
In addition, we believe we are one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, we provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our customers with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-

deliverable forwards in both liquid and exotic currencies. We also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
Following the October 1, 2016 acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2017	% Change	2016	% Change	2015
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	44.2	110%	21.0	(2)%	21.5
Commission and clearing fees	167.2	45%	115.3	19%	96.5
Consulting and management fees	34.3	304%	8.5	431%	1.6
Interest income	14.1	124%	6.3	66%	3.8
Other	—	—	—	—	—
Total revenues	259.8	72%	151.1	22%	123.4
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	259.8	72%	151.1	22%	123.4
Transaction-based clearing expenses	74.2	9%	67.8	3%	65.8
Introducing broker commissions	80.8	141%	33.5	76%	19.0
Interest expense	2.6	160%	1.0	233%	0.3
Net operating revenues	102.2	109%	48.8	27%	38.3
Variable direct compensation and benefits	24.2	160%	9.3	13%	8.2
Net contribution	78.0	97%	39.5	31%	30.1
Non-variable direct expenses	47.6	93%	24.7	44%	17.2
Segment income	$30.4	105%	$14.8	15%	$12.9
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
	2017	% Change	2016	% Change	2015
Operating revenues by product line (in millions):
Exchange-traded Futures and Options	$114.9	8%	$106.1	4%	$101.9
FX Prime Brokerage	18.7	(11)%	20.9	(3)%	21.5
Correspondent Clearing	27.2	386%	5.6	n/m	—
Independent Wealth Management	72.3	291%	18.5	n/m	—
Derivative Voice Brokerage	26.7	n/m	—	n/m	—
	$259.8	72%	$151.1	22%	$123.4
Selected data:
Exchange-traded futures and options (contracts, 000’s)	75.4	(2)%	76.9	(3)%	79.2
Exchange-traded futures and options average rate per contract	$1.31	8%	$1.21	5%	$1.15
Average customer equity - futures and options (millions)	$1,077.8	13%	$955.1	1%	$943.4
FX Prime Brokerage volume (U.S. notional, millions)	$620,917.8	7%	$580,426.9	29%	$449,344.1
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 72% to $259.8 million in fiscal 2017 compared to $151.1 million in fiscal 2016.
Operating revenues in our Exchange-traded Futures and Options business increased 8% to $114.9 million in fiscal 2017 compared to $106.1 million in fiscal 2016, despite a 2% decline in exchange-traded volumes as the average rate per contract increased 8%. Interest income in the Exchange-traded Futures & Options business increased $3.3 million to $8.4 million in fiscal 2017 primarily as a result of an increase in short-term rates and a 13% increase in average customer equity to $1,077.8 million in fiscal 2017 compared to $955.1 million in fiscal 2016.
Operating revenues in our FX Prime Brokerage declined 11% to $18.7 million in fiscal 2017 compared to $20.9 million in fiscal 2016, despite a 7% increase in foreign exchange volumes resulting from a narrowing of margins compared to fiscal 2016.

During the fourth fiscal quarter of 2016, we acquired the correspondent clearing and independent wealth management businesses of Sterne Agee. During fiscal 2017, the Correspondent Clearing and Independent Wealth Management businesses generated operating revenues of $27.2 million and $72.3 million, respectively. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $4.9 million and $0.5 million, respectively.
On October 1, 2016, we acquired ICAP plc’s London-based EMEA oil voice brokerage business. During fiscal 2017, the Derivative Voice Brokerage business contributed $26.7 million in operating revenues.
Segment income increased 105% to $30.4 million in fiscal 2017 compared to $14.8 million in fiscal 2016, primarily as a result of the acquisition of the Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage businesses and growth in our Exchange-traded Futures & Options business, which were partially offset by a decline in segment income in our FX Prime Brokerage business. Segment income in fiscal 2017 includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business that aggregated to $3.6 million in fiscal 2017. The quarterly charge will continue to be expensed through the end of fiscal 2018 based upon the employees continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 69% in fiscal 2017 compared to 73% in fiscal 2016. The increase in introducing broker commissions expense was primarily driven by the activity of the Sterne Agee independent wealth management business, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, resulting in higher expense of $42.1 million, as well as a $5.0 million increase in introducing broker commissions expense in the Exchange-traded Futures & Options business. Non-variable direct expenses increased $22.9 million versus the prior year as the result of the acquisitions discussed above, which collectively added $21.8 million in non-variable expenses in fiscal 2017.
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
During the fourth fiscal quarter of 2016, we acquired the correspondent clearing and independent wealth management businesses of Sterne Agee. During the fourth fiscal quarter, the correspondent clearing and independent wealth management businesses generated operating revenues of $5.6 million and $18.5 million, respectively.
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
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Our senior management establishes liquidity and capital policies, and monitors liquidity on a daily basis. Senior management reviews business performance relative to these policies and monitors the availability of our internal and external sources of financing. Liquidity and capital matters are reported regularly to our board of directors.
INTL FCStone Financial is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, INTL FCStone Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. INTL FCStone Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net

Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our customers’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. INTL FCStone Financial is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
INTL FCStone Ltd, our U.K. regulated subsidiary, is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
Our wholly owned subsidiaries, INTL Custody & Clearing Solutions Inc. (formerly Sterne Agee Clearing, Inc.) and SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
As of September 30, 2017, we had total equity capital of $449.9 million and outstanding bank loans of $230.2 million.
A substantial portion of our assets are liquid. As of September 30, 2017, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2017, we had deferred tax assets totaling $42.6 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2017 and September 30, 2016 was $4.0 million and $3.6 million, respectively. The valuation allowances as of September 30, 2017 and September 30, 2016 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2017, 2016, and 2015 of $(24.7) million, $(9.7) million, and $16.5 million, respectively. The differences between actual levels of past taxable income (losses) and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $4.9 million that are scheduled to reverse from 2018 to 2020 and $3.1 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Excluding the bad debt on physical coal discussed below, during the fiscal years ended September 30, 2017, 2016, and 2015, we recorded bad debts, net of recoveries of $4.3 million, $4.4 million, and $7.3 million, respectively. During the year ended September 30, 2017, our bad debts included $3.8 million of customer deficits in the Commercial Hedging segment, primarily related to account deficits from South Korean and Dubai commercial LME customers, $0.2 million of uncollectible customer receivables in our Physical Commodities segment, and $0.3 million of uncollectible customer receivables in the CES segment, primarily related to our derivative voice brokerage business. During the year ended September 30, 2016, our bad debts included $3.6 million of customer deficits in the Commercial Hedging segment, $0.4 million of uncollectible customer receivables in the Physical Commodities segment and $0.4 million of uncollectible service fees and notes in the Securities segment. During the year ended September 30, 2015, our bad debts primarily related to $2.8 million of customer receivables in our Physical Ag & Energy component of our Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2017, 2016, and 2015 is set forth in Note 6 of the Consolidated Financial Statements.
Bad Debt on Physical Coal
During the fourth quarter of fiscal 2017, we recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to customers; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its customers; reimbursement due for deficiencies in the quality of coal delivered to customers; and losses incurred related to the cancellation of open sales contracts. INTL Asia Pte. Ltd. has been recapitalized following the bad debt in order for its other businesses to operate in normal course. See Executive Summary for additional information related to the Bad Debt on Physical Coal.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of September 30, 2017 and September 30, 2016, were $6.2 billion and $6.0 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally use their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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
As of September 30, 2017, $275.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $321.3 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2017, approximately $10.4 million of our financial instruments owned and $10.5 million of financial instruments sold, not yet purchased, are exchangeable foreign equities, ADRs, and GDRs.
In October 2016, we redeemed $45.5 million in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”) plus accrued and unpaid interest to, but not including, the redemption date of October 15, 2017. The notes were issued in July 2013, and bore interest at a rate of 8.5% per year.
We have a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. As of September 30, 2017, the current outstanding amount on the loan is $2.0 million.
As of September 30, 2017, we had four committed bank credit facilities, totaling $532.0 million, of which $194.2 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone, Inc. is entitled to borrow up to $262 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement.

On November 30, 2017, we amended the loan facility, increasing the allowable annual consolidated capital expenditures from $15.0 million to $17.5 million. The agreement also amended the definition of consolidated EBITDA for the purposes of the consolidated fixed charge coverage ratio. This amendment allowed us to add back a portion of the bad debt on physical coal previously discussed in calculating consolidated EBITDA. Under the terms of the agreement, the amendment was deemed effective as of September 30, 2017. As a result of this amendment, we were in compliance with all covenants under this loan facility as of September 30, 2017.

•
An unsecured syndicated loan facility, committed until April 5, 2018, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75 million, subject to certain terms and conditions of the credit agreement. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until May 1, 2018, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $170 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance activities in our Physical Ag & Energy commodity business.

•
An unsecured syndicated loan facility, committed until November 7, 2018, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. As reflected above, $245 million of our committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of September 30, 2017, we had four uncommitted bank credit facilities with an outstanding balance of $34.0 million. The credit facilities include:

•
A secured uncommitted loan facility under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.

•
A secured uncommitted loan facility under which our subsidiary, INTL FCStone Financial may borrow up to $100.0 million for short term funding of firm and customer margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement.

•
A secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow requested amounts for short term funding of firm and customer margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowing are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement.

•
A secured uncommitted loan facility under which our subsidiary, INTL FCStone Ltd may borrow up to $25.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.

Our loan facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. We and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
We contributed $2.0 million to our defined benefit pension plans during the year ended September 30, 2017, and expect to contribute $1.3 million to the plans during fiscal 2018.
Cash Flows
Our cash and cash equivalents decreased from $316.2 million as of September 30, 2016 to $314.9 million as of September 30, 2017, a net decrease of $1.3 million. Net cash of $13.9 million was provided by operating activities, $22.3 million was used in investing activities and net cash of $5.7 million was provided by financing activities, of which $48.2 million was drawn on lines of credit and increased the amounts payable to lenders under loans, while $45.5 million was used to redeem the Notes. Fluctuations in exchange rates caused a reduction of $1.4 million to our cash and cash equivalents.
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
Capital expenditures included in investing activities for property, plant and equipment totaled $16.1 million in fiscal 2017, increasing from $15.4 million in fiscal 2016. The increase in capital expenditures is primarily due to an ongoing back-office trade system conversion related to our OTC activities in our Commercial Hedging segment and FX Prime Brokerage activities in our Clearing and Execution Services segment. Additionally, the increase in capital expenditures is due to core information technology hardware acquisitions and leasehold improvements on office space.
Over the past two years, we have been undergoing a trade system conversion that is intended to replace an internally developed system as well as a current third-party provided system. We have capitalized $15.3 million of direct costs of materials and third-party services related to obtaining and developing the trade system over this two year period. On August 1, 2017, we implemented the first phase of the trade system related to our OTC commodities business. The next phase of the system related to our FX prime brokerage business is in the application development stage, and is expected to be placed into service during fiscal 2018. We estimate the useful life for the trade system to be ten years.
During fiscal 2017, we had no repurchases of our outstanding common stock. During fiscal 2016, we repurchased 750,204 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $19.5 million. During fiscal 2015, we have repurchased 224,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $4.5 million.
On August 17, 2017, our Board of Directors authorized for fiscal 2018, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2017 and ending on September 30, 2018, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
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
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2017. Additional information on these net capital and minimum net capital requirements can be found in Note 13 of the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2017:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$46.4	$8.9	$16.0	$11.4	$10.1
Purchase obligations(1)	674.5	674.5	—	—	—
Senior unsecured notes	—	—	—	—	—
Contingent acquisition consideration	1.0	1.0	—	—	—
Other	6.8	1.2	1.8	2.1	1.7
	$728.7	$685.6	$17.8	$13.5	$11.8
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2017 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $583.5 million.
Total contractual obligations exclude defined benefit pension obligations. In fiscal 2018, we anticipate making contributions of $1.3 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 16 of the Consolidated Financial Statements.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. We control the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. We monitor required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. We also establish contract limits for customers, which are monitored daily. We evaluate each customer’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to customers are subject to netting, per the terms of the customer agreements, which reduce the exposure to us by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held are adequate to minimize the risk of material loss that could be created by positions held as of September 30, 2017. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and customers are subject to master netting agreements and the terms of the customer agreements, which reduce our exposure.
As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations we are engaged in various securities trading, borrowing and lending activities servicing solely institutional counterparties. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair their ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own and borrow the financial instruments to make good delivery, and therefore we are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2017 and September 30, 2016, at fair value of the related financial instruments, totaling $717.6 million and $839.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2017, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2017. The totals of $717.6 million and $839.4 million include a net liability of $317.0 million and $210.9 million for derivatives, based on their fair value as of September 30, 2017 and September 30, 2016, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with customer trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2017 and 2016.
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
We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The consolidated provision for income taxes will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax law, as well as recurring factors including the geographic mix of income before taxes, state and local taxes, and the effects of various global income tax strategies.
Accounting Standards Update
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The Company has not yet determined the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Companies will now perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests beginning in periods after December 15, 2019. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2021. The Company does not expect this ASU to have a significant impact on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05 addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be implemented in conjunction with the implementation date of the revenue recognition accounting standard update, which we will adopt on October 1, 2018. The Company plans to adopt the new standard using the modified retrospective method and are in the process of determining the impact of the guidance on its consolidated financial statements together with our evaluation of the new revenue recognition standard, as described further below.
In March 2017, the FASB issued ASU 2017-07 requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented. The update also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. Early adoption is permitted. The Company does not expect application of this guidance to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The amendments of this ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.
In August 2017, the FASB issued accounting guidance to improve and simplify existing guidance to allow companies to better reflect its risk management activities in the financial statements. The guidance expands the ability to hedge non-financial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. This guidance is effective for periods beginning after December 15, 2018 and early adoption is permitted. The Company currently does not account for its derivative contracts under hedge accounting. However, the Company is in the process of evaluating the potential impacts this guidance may have on its consolidated financial statements if it decides to account for these contracts under the new hedge accounting rules.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company plans to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, the Company will disclose the amount, if any, by which each financial statement line item is affected by the standard in the current reporting period as compared with the guidance that was in effect before adoption. Our implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of the initial evaluation performed, the Company does not expect that there will be material changes to the timing of revenue, but do anticipate certain changes to the classification of revenue in the consolidated income statements. The Company also expects additional disclosures to be provided in our consolidated financial statements after adoption of the new standard. The Company is continuing to assess the impact of the new standard as we progress through the implementation process and as industry interpretations are resolved.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The Company will adopt this guidance starting with the first quarter of fiscal year 2020 using a modified retrospective transition approach. This accounting update will require the Company as a lessee to recognize on the consolidated balance sheet all leases with terms exceeding one year, which results in the recognition of a right of use asset and corresponding lease liability, including for those leases that we currently classify as operating leases. The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments.

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
The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2017.

Marked-to-Market Revenues
Number of days
90
80
70
60
50
40
30
20
10
0
1
3
24
48
84
56
31
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
We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and/or outright purchases of medium-term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium-term U.S. Treasury notes or enter into interest rate swaps, when a sufficient interest rate spread between short-term and medium term rates exists. Under this strategy, we do not actively trade in such instruments and generally intend to hold these investment to their maturity date. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.
As of September 30, 2017, we held no medium-term U.S. Treasury notes and no interest rate swap derivative contracts as part of this strategy. Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. During the fiscal year ended September 30, 2017, 2016 and 2015, operating revenues include unrealized (losses) gains of ($5.8) million, ($0.7) million and $7.0 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 5 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2017, $228.2 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2017, we had $2.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTL FCStone Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), INTL FCStone Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2017 expressed an adverse opinion on the effectiveness of INTL FCStone Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
December 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. INTL FCStone Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on INTL FCStone Inc.’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that there were material weaknesses that were identified and included in management’s assessment as INTL FCStone Inc. did not:

•
Design, conduct, and document an effective continuous risk assessment process related to new business lines, specifically at one of INTL FCStone Inc.’s Singapore subsidiaries, to identify, analyze and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

•
Design and operate effective process level controls related to physical coal trading activities in INTL FCStone Inc.’s Singapore subsidiary, INTL Asia Pte. Ltd., specifically, INTL FCStone Inc. did not:

◦	Design and operate controls over the existence of physical commodities inventory.

◦
Design and operate controls over the completeness, existence, accuracy, and valuation of amounts due to be reimbursed by an INTL Asia Pte. Ltd. supplier, including demurrage and other fees related to physical coal business activities, which are recorded within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net.

◦	Establish appropriate segregation of duties within the purchasing, accounts payable and cash disbursements process.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of INTL FCStone Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended September 30, 2017, as well as the accompanying financial statement schedule. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements and accompanying financial statement schedule, and this report does not affect our report dated December 14, 2017, which expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, INTL FCStone Inc. has not maintained effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on the Remediation Steps to Address Material Weaknesses included in Management’s Report on Internal Control over Financial Reporting taken after September 30, 2017, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
December 14, 2017

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$314.9	$316.2
Cash, securities and other assets segregated under federal and other regulations (including $54.5 and $618.8 at fair value at September 30, 2017 and September 30, 2016 respectively)	518.8	1,136.3
Collateralized transactions:
Securities purchased under agreements to resell	406.6	609.6
Securities borrowed	86.6	—
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $204.7 and $853.3 at fair value at September 30, 2017 and September 30, 2016, respectively)	2,625.1	1,761.4
Receivable from customers, net	232.7	194.5
Notes receivable, net	10.6	18.9
Income taxes receivable	0.4	1.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $19.4 and $47.2 at September 30, 2017 and September 30, 2016, respectively)	1,731.8	1,606.1
Physical commodities inventory, net (including $73.2 and $71.2 at fair value at September 30, 2017 and September 30, 2016, respectively)	124.8	123.8
Deferred income taxes, net	42.6	34.5
Property and equipment, net	38.7	29.4
Goodwill and intangible assets, net	59.4	56.6
Other assets	50.4	61.9
Total assets	$6,243.4	$5,950.3
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.0 and $0.8 at fair value at September 30, 2017 and September 30, 2016, respectively)	$135.6	$161.3
Payable to:
Customers	3,072.9	2,854.2
Broker-dealers, clearing organizations and counterparties (including $4.8 and $3.5 at fair value at September 30, 2017 and September 30, 2016, respectively)	125.7	260.1
Lenders under loans	230.2	182.8
Senior unsecured notes	—	44.5
Income taxes payable	7.3	7.1
Collateralized transactions:
Securities sold under agreements to repurchase	1,393.1	1,167.1
Securities loaned	111.1	—
Financial instruments sold, not yet purchased, at fair value	717.6	839.4
Total liabilities	5,793.5	5,516.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,855,243 issued and 18,733,286 outstanding at September 30, 2017 and 20,557,175 issued and 18,435,218 outstanding at September 30, 2016	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2017 and 2016	(46.3)	(46.3)
Additional paid-in capital	259.0	249.4
Retained earnings	261.5	255.1
Accumulated other comprehensive loss, net	(24.5)	(24.6)
Total stockholders’ equity	449.9	433.8
Total liabilities and stockholders’ equity	$6,243.4	$5,950.3
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2017	2016	2015
Revenues:
Sales of physical commodities	$28,673.3	$14,112.0	$34,089.9
Trading gains, net	332.2	321.2	328.6
Commission and clearing fees	283.4	224.3	192.5
Consulting, management, and account fees	64.8	42.0	42.5
Interest income	69.7	55.2	39.4
Other income	0.2	0.2	0.3
Total revenues	29,423.6	14,754.9	34,693.2
Cost of sales of physical commodities	28,639.6	14,083.9	34,068.9
Operating revenues	784.0	671.0	624.3
Transaction-based clearing expenses	136.3	129.9	122.7
Introducing broker commissions	113.0	68.9	52.7
Interest expense	42.1	28.3	17.1
Net operating revenues	492.6	443.9	431.8
Compensation and other expenses:
Compensation and benefits	295.7	263.9	251.1
Communication and data services	39.4	32.7	28.1
Occupancy and equipment rental	15.2	13.3	13.5
Professional fees	15.2	14.0	12.5
Travel and business development	13.3	11.5	10.5
Depreciation and amortization	9.8	8.2	7.2
Bad debts	4.3	4.4	7.3
Bad debt on physical coal	47.0	—	—
Other	37.5	29.4	23.5
Total compensation and other expenses	477.4	377.4	353.7
Gain on acquisition	—	6.2	—
Income from operations, before tax	15.2	72.7	78.1
Income tax expense	8.8	18.0	22.4
Net income	$6.4	$54.7	$55.7

Earnings per share:
Basic	$0.32	$2.94	$2.94
Diluted	$0.31	$2.90	$2.87
Weighted-average number of common shares outstanding:
Basic	18,395,987	18,410,561	18,525,374
Diluted	18,687,354	18,625,372	18,932,235
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2017	2016	2015
Net income	$6.4	$54.7	$55.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.4)	(7.4)	(4.0)
Pension liabilities adjustment	1.2	(0.2)	(1.5)
Net unrealized gain on available-for-sale securities	—	—	2.7
Reclassification of adjustment for losses (gains) included in net income:
Periodic pension costs (included in compensation and benefits)	0.4	0.5	0.3
Realized gain on available-for-sale securities (included in trading gains, net and interest income)	—	—	(5.4)
Income tax expense from reclassification adjustments (included in income tax expense)	(0.1)	—	2.0
Reclassification adjustment for losses (gains) included in net income	0.3	0.5	(3.1)
Other comprehensive income (loss)	0.1	(7.1)	(5.9)
Comprehensive income	$6.5	$47.6	$49.8
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$6.4	$54.7	$55.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt on physical coal	47.0	—	—
Depreciation and amortization	9.8	7.8	7.2
Provision for bad debts	4.3	4.4	7.3
Deferred income taxes	(9.8)	(0.8)	4.8
Amortization and extinguishment of debt issuance costs	1.9	1.1	0.9
Actuarial gain on pension and postretirement benefits	(0.3)	—	—
Amortization of share-based compensation expense	6.3	5.1	3.6
(Gain) loss on sale of property and equipment	(0.3)	0.4	0.5
Gain on acquisition	—	(6.2)	—
Gain on sale of exchange memberships and common stock	—	—	(1.2)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	622.7	(379.9)	(315.0)
Securities purchased under agreements to resell	203.0	(285.1)	15.2
Securities borrowed	(79.7)	—	—
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(889.1)	146.6	44.9
Receivable from customers, net	(116.4)	97.8	(169.0)
Notes receivable, net	8.3	59.5	(14.5)
Income taxes receivable	0.5	8.2	—
Financial instruments owned, at fair value	(125.6)	(192.9)	(565.0)
Physical commodities inventory	(1.7)	(91.0)	7.1
Other assets	(16.0)	(17.4)	(16.2)
Accounts payable and other accrued liabilities	(19.6)	7.5	23.2
Payable to customers	290.9	172.2	332.1
Payable to broker-dealers, clearing organizations and counterparties	(124.1)	(53.8)	251.1
Income taxes payable	0.2	0.3	1.7
Securities sold under agreements to repurchase	226.0	159.8	186.0
Securities loaned	93.6	—	—
Financial instruments sold, not yet purchased, at fair value	(124.4)	273.9	177.5
Net cash provided by (used in) operating activities	13.9	(27.8)	37.9
Cash flows from investing activities:
Cash paid for acquisitions, net	(6.0)	(20.0)	(7.8)
Purchase of exchange memberships and common stock	(0.2)	(0.1)	(0.7)
Sale of exchange memberships and common stock	—	—	2.1
Purchase of property and equipment	(16.1)	(15.4)	(9.1)
Net cash used in investing activities	(22.3)	(35.5)	(15.5)
Cash flows from financing activities:
Net change in payables to lenders under loans	48.2	142.0	15.5
Payments related to earn-outs on acquisitions	—	(2.9)	(2.2)
Repayment of senior unsecured notes	(45.5)	—	—
Proceeds from note payable	—	—	4.0
Repayment of note payable	(0.8)	(0.8)	(0.4)
Share repurchase	—	(19.5)	(4.7)
Debt issuance costs	(0.3)	(2.1)	(0.2)
Exercise of stock options	3.4	3.5	2.5
Income tax benefit on stock options and awards	0.7	0.8	0.5
Net cash provided by financing activities	5.7	121.0	15.0
Effect of exchange rates on cash and cash equivalents	1.4	(9.6)	(0.6)
Net (decrease) increase in cash and cash equivalents	(1.3)	48.1	36.8
Cash and cash equivalents at beginning of period	316.2	268.1	231.3
Cash and cash equivalents at end of period	$314.9	$316.2	$268.1

(continued)
	Year Ended September 30,
(in millions)	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.0	$26.0	$15.8
Income taxes paid, net of cash refunds	$17.1	$8.5	$15.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$—	$1.6
Additional consideration payable related to acquisitions	$(0.2)	$(0.4)	$1.9
Acquisition of business:
Assets acquired	$—	$187.1	$1,011.4
Liabilities acquired	—	(136.0)	(995.1)
Total net assets acquired	$—	$51.1	$16.3
Deferred consideration payable related to acquisitions	$—	$—	$5.0
Escrow releases and deposits related to acquisitions	$(5.0)	$3.4	$5.0
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2014	$0.2	$(17.5)	$229.6	$144.7	$(11.6)	$345.4
Net income				55.7		55.7
Other comprehensive loss					(5.9)	(5.9)
Exercise of stock options			3.0			3.0
Share-based compensation			3.6			3.6
Repurchase of stock		(4.5)	(0.2)			(4.7)
Stock held in escrow for business combination		(4.8)	4.8			—
Balances as of September 30, 2015	0.2	(26.8)	240.8	200.4	(17.5)	397.1
Net income				54.7		54.7
Other comprehensive loss					(7.1)	(7.1)
Exercise of stock options			3.5			3.5
Share-based compensation			5.1			5.1
Repurchase of stock		(19.5)	—			(19.5)
Balances as of September 30, 2016	0.2	(46.3)	249.4	255.1	(24.6)	433.8
Net income				6.4		6.4
Other comprehensive income					0.1	0.1
Exercise of stock options			3.3			3.3
Share-based compensation			6.3			6.3
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across assets classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial customers; clearing and execution of debt and equity securities, listed futures and options on futures contracts on all major securities and commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 customers in 130 countries located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of INTL FCStone Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Unless otherwise stated herein, all references to fiscal 2017, fiscal 2016, and fiscal 2015 refer to the Company’s fiscal years ended September 30.
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
Internal Subsidiaries Consolidation
Effective July 1, 2017, we merged our wholly-owned regulated United States (“U.S.”) subsidiary, Sterne Agee & Leach, Inc., into our wholly owned regulated U.S. subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”). As such, the assets, liabilities and equity of Sterne Agee & Leach, Inc. were transferred into INTL FCStone Financial.
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
Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments with original or acquired maturities of 90 days or less, including certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, money market funds and certificates of deposit not deposited with or pledged to exchange-clearing organizations, broker-dealers, clearing organizations or counterparties. The money market funds are valued at period-end at the net asset value provided by the fund’s administrator, which approximates fair value. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value. The Company has an investment policy, which limits the maximum amount placed in any one fund and with any one institution in order to reduce credit risk. The Company does not believe that it is exposed to significant risk on cash and cash equivalents.
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom (“U.K.”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or ‘CASS’ rules in the Financial Services Authority (“FSA”) handbook, funds deposited by customers relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of customers may choose to opt-out of segregation. As of September 30, 2017 and 2016, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $464.3 million and $515.2 million, respectively, U.S. Treasury securities and U.S. government agency obligations of approximately $33.5 million and $595.5 million, respectively, and commodities warehouse receipts of approximately $21.0 million and $23.3 million, respectively (see fair value measurements discussion in Note 4).
Securities Purchased/Sold Under Agreements to Resell/Repurchase
The Company enters into securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) primarily to finance financial instruments, acquire securities to cover short positions or to acquire securities for settlement.
Reverse repurchase agreements and repurchase agreements are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The related interest is recorded in the consolidated income statements as ‘interest income’ or ‘interest expense’, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and the Company may require counterparties, or may be required by counterparties, to deposit additional collateral or return collateral pledged, when appropriate. The carrying amounts of these agreements and transactions approximate fair value due to their short-term nature and the level of collateralization.
Securities Borrowed and Loaned
The Company enters into securities borrowed and securities loaned transactions. Securities borrowed and securities loaned are reported as collateralized financings. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. The Company receives collateral generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are reported on a gross basis. Interest income and interest expense are recognized over the life of the arrangements.

Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the aforementioned FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2017 and 2016, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $2.3 billion and $0.9 billion, respectively.
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
The securities, primarily U.S. Treasury securities, held by INTL FCStone Financial, a subsidiary of the Company, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $251.4 million and $471.7 million as of September 30, 2017 and 2016, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts within the FCM Division of INTL FCStone Financial. Based on a review of the agreements with the customer, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2017 and 2016.
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
Receivables from customers, net also includes the net amounts receivable from securities customers in connection with the settlement of normal cash securities, margin loans to customers, and customer cash debits. It is the Company’s policy to report margin loans and payables that arise due to positive cash flows in the same customer’s accounts on a net basis when the conditions for netting as specified in GAAP are met. Customers’ securities transactions cleared by the Company are recorded on a settlement date. Securities owned by customers including those that collateralize margin or other similar transactions, are not reflected on the statement of financial condition as the Company does not have title to those assets. In the event of uncompleted transactions on settlement date, the Company recorded corresponding receivables and payables, respectively. The carrying value of the receivables and payables approximates fair value due to their short-term nature.
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

Inventories of energy, including coal, kerosene, and propane are valued at the lower of cost or market (“LCM”). Inventories of precious metals held by our subsidiaries that are not broker-dealers are valued at the LCM, using the weighted-average price and first-in first-out costing method.
Precious metals inventory held by INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the consolidated income statements. INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.
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
Goodwill and Identifiable Intangible Assets
Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is not subject to amortization, but rather is evaluated for impairment at least annually.
The Company evaluates its goodwill for impairment at the fiscal year end (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment. This further analysis involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount.
In the course of the evaluation of the potential impairment of goodwill, the Company may perform either a qualitative or a quantitative assessment. The Company’s qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if the Company concludes otherwise, then we perform a quantitative impairment analysis.
If the Company either chooses not to perform a qualitative assessment, or the Company chooses to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then the Company performs a quantitative evaluation. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit which the goodwill that is subject to the quantitative analysis is associated (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The fair value of the Company’s reporting units exceeded their respective carrying values under the first step of the quantitative assessment and no impairment charges were recorded for any of the periods presented.
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from two to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Residual value is presumed to be zero for all identifiable intangible assets.
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
The Company utilizes derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its customers. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. As the Company does not elect hedge accounting, gains and losses from the change in fair values of derivatives for which the Company acts as principal are recognized immediately in earnings.
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
The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. As permitted by the fair value option election, the entire instrument is recorded at fair value in the consolidated balance sheets as a component of ‘financial instruments owned and sold, not yet purchased’. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended September 30, 2017, 2016, and 2015. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 4.
Exchange and Clearing Organization Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm and clearing organization common stock and pledges them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges and clearing organization. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd and London Metal Exchange (“LME”). Exchange firm and clearing organization common stock include shares of CME Group, Inc., ICE, LME, and the Deposit Trust and Clearing Corporation (“DTCC”).
Exchange and clearing organization memberships and firm common stocks required in order to conduct business on the exchange are recorded at cost and are included in ‘other assets’ on the consolidated balance sheets. Equity investments in exchange firm common stock not required in order to conduct business on the exchange are classified as trading securities and recorded at fair value, with unrealized gains and losses recorded as a component of ‘trading gains, net’ on the consolidated income statements. Equity investments in exchange firm common stock not required in order to conduct business on the exchange are included in ‘financial instruments owned’ on the consolidated balance sheets.
The cost basis for exchange and clearing organization memberships and firm common stock pledged for clearing purposes was $12.0 million and $12.1 million as of September 30, 2017 and 2016, respectively. The fair value of exchange and clearing organization memberships and firm common stock pledged for clearing purposes was $10.2 million and $9.1 million as of September 30, 2017 and 2016, respectively. The fair value of exchange and clearing organization firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange and clearing organization membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange and clearing organization memberships and firm common stock to be anything other than a temporary impairment.
Product Financing Arrangements
In the normal course of operations the Company executes notes receivable under repurchase agreements with customers whereby the customers sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature, and in accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as ‘notes receivable’ in the consolidated balance sheet. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
The Company also participates in commodity repurchase transactions that are accounted for as commodity inventory and purchases and sales of physical commodities as opposed to secured borrowings. The repurchase price under these arrangements is not fixed at the time of execution and, therefore, do not meet all the criteria to be accounted for as product financing arrangements under ASC 470.
Lenders Under Loans and Senior Unsecured Notes
Lenders under loans and senior unsecured notes are accounted for at amortized cost.
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
Commissions on various securities transactions and futures and options on futures contracts are recorded on a trade-date basis. Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is opened and the second half is recognized when the transaction is closed. Commissions on options on futures contracts are generally recognized on a half-turn basis, except that full commissions are recognized on options expected to expire without being exercised or offset. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges. See discussion of transaction-based clearing expenses below.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted. Commissions are also reported net of soft dollar rebates.
Consulting, management, and account fees include risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Asset management fees are recognized as they are earned based on fees due at each period-end date. These include performance fees based on the amount that is due under the formula for exceeding performance targets as of the period-end date. Fee income for structuring and arrangement of debt transactions and management and investment advisory income is recorded when the services related to the underlying transactions are provided and success fees are recorded when complete, as determined under the terms of the assignment or engagement.
Consulting, management, and account fees also includes various charges related to clearing agreements with unaffiliated introducing broker dealers such as transaction fees, annual account fees, service charges, servicing fees, platform fees, fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks, money market processing and distribution fees, and other correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus fees are paid to us for marketing and administrative services and are recognized as earned.
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
Interest Income and Expense
Interest income and interest expense, generated primarily through investments, is recognized on an accrual basis. Interest from investments is generated from securities purchased using customer funds deposited with the Company to satisfy margin requirements and from proprietary securities acquired through internally generated funds.
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
Income Taxes
Income tax expense includes U.S. federal, state and local and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. The Company utilizes the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Company expects to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. See Note 18 for further information on the Company’s income taxes.
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans and gains and losses on foreign currency translations.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2017 and 2016, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Accounting Standards Adopted

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 required retrospective application to all prior periods presented in the consolidated financial statements. This new guidance was effective for the Company in the first quarter of 2017. As a result of adopting this standard on October 1, 2016, deferred financing costs of $1.0 million as of September 30, 2016, previously reported within other assets, were reclassified to senior unsecured notes in the consolidated balance sheet. As of September 30, 2017, there were no deferred financing costs as the senior unsecured notes were redeemed during the year ended September 30, 2017, as discussed in Note 10.

In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company early adopted this guidance effective October 1, 2016, and applied the guidance in determining whether the acquisition discussed in Note 18 is the acquisition of an asset or of a business.

Note 2 – Bad Debt on Physical Coal
During the fourth quarter of fiscal 2017, the Company recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business, conducted solely in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to the Company from the supplier related to: coal paid for but not delivered to customers; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its customers; reimbursement due for deficiencies in the quality of coal delivered to customers; and losses incurred related to the cancellation of open sales contracts.
The Company purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to customers’ vessels. The Company took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto customers’ vessels. The logistics related to the delivery of coal to the customers’ vessels was out-sourced to the Company’s coal supplier, and the Company determined that certain purchased coal was not delivered to the customers’ vessels during the fourth quarter ended September 30, 2017. Furthermore, the Company determined that the supplier was unable to deliver such purchased coal to its customers. Demurrage claims, dead freight, and other penalty charges paid by INTL Asia Pte. Ltd. to its customers were due to be reimbursed by the supplier based on transaction agreements with the supplier. Subsequent to the end of the fourth quarter ended September 30, 2017, the Company determined the supplier was unable to make this reimbursement.
The Company has received an acknowledgment of debt and a note from the supplier in its first quarter ending December 31, 2017. However, there is substantial uncertainty as to whether the supplier will be able to meet its financial obligations to the Company and as to the timing of any recovery. The bad debt on physical coal is presented separately as a component of income from operations in the consolidated income statements.
As of September 30, 2017, the physical coal business is part of our Physical Commodities segment and conducted solely in INTL Asia Pte. Ltd. Subsequent to September 30, 2017, the Company ceased and exited the physical coal business. All remaining open sales contracts have been canceled. During the first quarter ending December 31, 2017, the Company expects to record additional bad debt expense of $1.0 million related to reimbursement due the Company from the supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017.
The Company has considered the impact of the exit of the physical coal business on the Company’s financial position, future operating results and liquidity, and believes the exit will not have a material negative impact to the consolidated financial statements, expected cash flows or liquidity of the Company. The physical coal business had not contributed significantly to income from operations. The Company has no long-lived or intangible assets related to the physical coal business, and accordingly has recorded no impairment charges. The Company believes any additional exit costs will not be material to the consolidated financial statements.
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

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2017	2016	2015
Numerator:
Net income	$6.4	$54.7	$55.7
Less: Allocation to participating securities	(0.1)	(1.0)	(1.3)
Net income allocated to common stockholders	$6.3	$53.7	$54.4
Denominator:
Weighted average number of:
Common shares outstanding	18,395,987	18,410,561	18,525,374
Dilutive potential common shares outstanding:
Share-based awards	291,367	214,811	406,861
Diluted shares outstanding	18,687,354	18,625,372	18,932,235
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 230,135, 910,060 and 997,459 shares of common stock for fiscal years ended September 30, 2017, 2016, and 2015, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 4 – Assets and Liabilities, at Fair Value
Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company is required to develop a set of assumptions that reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.
The Company has designed independent price verification controls and periodically performs such controls to ensure the reasonableness of such values.
In accordance with FASB ASC 820, Fair Value Measurement, the Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 - Valuation is based upon unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices.
Level 2 - Valuation is based upon quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial assets and liabilities for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.
Level 3 - Valuation is generated from prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources.
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
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee by the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
Fair value of financial and nonfinancial assets and liabilities that are carried on the Consolidated Balance Sheets at fair value on a recurring basis
Cash and cash equivalents reported at fair value on a recurring basis includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value.
Cash, securities and other assets segregated under federal and other regulations reported at fair value on a recurring basis include the value of pledged investments, primarily U.S. Treasury obligations and commodities warehouse receipts.
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of money market funds and other pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and exchange-cleared OTC swaps and options determined by quoted prices on the applicable exchange.
Financial instruments owned and sold, not yet purchased include the value of common and preferred stock, American Depository Receipts (“ADRs”), and Global Depository Receipts (“GDRs”), exchangeable foreign ordinary equities, ADRs, and GDRs, corporate and municipal debt obligations, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities warehouse receipts, exchange firm common stock, and mutual funds and investments in managed funds. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions.
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural and energy commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at net realizable value using spot prices.
Cash equivalents, securities, commodities warehouse receipts, physical commodities inventory, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, commodities warehouse receipts, some common and preferred stock, ADRs, and GDRs, some exchangeable foreign ordinary equities, ADRs, and GDRs, some corporate and municipal obligations, physical precious metals, agricultural, and energy commodities, equity investments in exchange firms, mutual funds, as well as futures and options on futures contracts traded on national exchanges. The fair value of exchange memberships is determined by recent sale transactions and is included within Level 1.
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, foreign government obligations, some common and preferred stock, ADRs, and GDRs, certain exchangeable foreign ordinary equities, ADRs, and GDRs, OTC commodity and foreign exchange forwards, swaps, and options, OTC firm purchase and sale commitments related to precious metals commodities, and OTC firm purchase and sale commitments related to the Company’s agricultural and energy commodities.

Derivatives without a quoted price in an active market and derivatives executed OTC are valued using internal valuation techniques, including pricing models which utilize significant inputs observable to market participants. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest yield curves, foreign exchange rates, commodity prices, volatilities and correlation. These derivative instruments are included within Level 2 of the fair value hierarchy.
With the exception of certain derivative instruments, financial instruments owned and sold are primarily valued using third party pricing sources. Third party vendors compile prices from various sources and often apply matrix pricing for similar securities when no prices are observable. The Company reviews the pricing methodologies provided by the various vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the propriety of an internal trader price compared with vendor prices, considerations include the range and quality of vendor prices. Trader or broker prices are used to ensure the reasonableness of a vendor price; however valuing financial instruments involves judgments acquired from knowledge of a particular market. If a trader asserts that a vendor or market price is not reflective of market value, justification for using the trader price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Included in Level 3 are some common stock and ADRs, some corporate and municipal obligations, and contingent liabilities. Level 3 assets and liabilities are valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2017 and September 30, 2016 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2017 and 2016.

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificate of deposits	3.8	—	—	—	3.8
Unrestricted cash equivalents - certificates of deposits	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	21.0	—	—	—	21.0
U.S. Treasury obligations	33.5	—	—	—	33.5
Securities and other assets segregated under federal and other regulations	54.5	—	—	—	54.5
U.S. Treasury obligations	244.7	—	—	—	244.7
“To be announced” (TBA) and forward settling securities	—	8.8	—	—	8.8
Foreign government obligations	—	6.4	—	—	6.4
Derivatives	2,608.6	289.1	—	(2,952.9)	(55.2)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	2,853.3	304.3	—	(2,952.9)	204.7
Common and preferred stock, ADRs, and GDRs	31.2	3.4	0.1	—	34.7
Exchangeable foreign ordinary equities, ADRs, and GDRs	9.2	1.2	—	—	10.4
Corporate and municipal bonds	28.2	0.9	—	—	29.1
U.S. Treasury obligations	60.0	—	—	—	60.0
U.S. government agency obligations	—	368.9	—	—	368.9
Foreign government obligations	—	10.2	—	—	10.2
Agency mortgage-backed obligations	—	920.9	—	—	920.9
Asset-backed obligations	—	47.3	—	—	47.3
Derivatives	1.3	1,413.4	—	(1,252.6)	162.1
Commodities leases	—	174.1	—	(138.7)	35.4
Commodities warehouse receipts	38.5	—	—	—	38.5
Exchange firm common stock	8.3	—	—	—	8.3
Mutual funds and other	6.0	—	—	—	6.0
Financial instruments owned	182.7	2,940.3	0.1	(1,391.3)	1,731.8
Physical commodities inventory	73.2	—	—	—	73.2
Total assets at fair value	$3,167.5	$3,244.6	$0.1	$(4,344.2)	$2,068.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.0	$—	$1.0
TBA and forward settling securities	—	4.9	—	(0.1)	4.8
Derivatives	2,476.2	292.8	—	(2,769.0)	—
Payables to broker-dealers, clearing organizations and counterparties	2,476.2	297.7	—	(2,769.1)	4.8
Common and preferred stock, ADRs, and GDRs	33.7	0.7	—	—	34.4
Exchangeable foreign ordinary equities, ADRs, and GDRs	10.3	0.2	—	—	10.5
Corporate and municipal bonds	0.3	—	—	—	0.3
U.S. Treasury obligations	285.9	—	—	—	285.9
U.S government agency obligations	—	27.9	—	—	27.9
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	1,427.2	—	(1,110.2)	317.0
Commodities leases	—	191.1	—	(149.6)	41.5
Financial instruments sold, not yet purchased	330.2	1,647.2	—	(1,259.8)	717.6
Total liabilities at fair value	$2,806.4	$1,944.9	$1.0	$(4,028.9)	$723.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$7.1	$—	$—	$—	$7.1
Commodities warehouse receipts	23.3	—	—	—	23.3
U.S. government obligations	—	595.5	—	—	595.5
Securities and other assets segregated under federal and other regulations	23.3	595.5	—	—	618.8
Money market funds	512.7	—	—	—	512.7
U.S. government obligations	—	472.1	—	—	472.1
TBA and forward settling securities	—	0.3	—	—	0.3
Derivatives	2,149.9	8.0	—	(2,289.7)	(131.8)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	2,662.6	480.4	—	(2,289.7)	853.3
Common and preferred stock, ADRs, and GDRs	34.6	1.7	0.2	—	36.5
Exchangeable foreign ordinary equities, ADRs, and GDRs	25.2	0.5	—	—	25.7
Corporate and municipal bonds	36.9	0.9	3.0	—	40.8
U.S. government obligations	—	514.9	—	—	514.9
Foreign government obligations	—	14.6	—	—	14.6
Mortgage-backed securities	—	747.5	—	—	747.5
Derivatives	206.9	1,350.8	—	(1,363.8)	193.9
Commodities leases	—	137.2	—	(129.1)	8.1
Commodities warehouse receipts	8.9	—	—	—	8.9
Exchange firm common stock	6.4	—	—	—	6.4
Mutual funds and other	8.8	—	—	—	8.8
Financial instruments owned	327.7	2,768.1	3.2	(1,492.9)	1,606.1
Physical commodities inventory	71.2	—	—	—	71.2
Total assets at fair value	$3,091.9	$3,844.0	$3.2	$(3,782.6)	$3,156.5
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.8	$—	$0.8
TBA and forward settling securities	—	2.6	—	0.9	3.5
Derivatives	1,961.7	97.5	—	(2,059.2)	—
Payable to broker-dealers, clearing organizations and counterparties - derivatives	1,961.7	100.1	—	(2,058.3)	3.5
Common and preferred stock, ADRs, and GDRs	23.5	0.4	—	—	23.9
Exchangeable foreign ordinary equities, ADRs, and GDRs	25.3	0.5	—	—	25.8
Corporate and municipal bonds	6.9	—	—	—	6.9
U.S. government obligations	—	509.8	—	—	509.8
Foreign government obligations	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—
Derivatives	199.4	1,319.3	—	(1,307.8)	210.9
Commodities leases	—	207.8	—	(145.7)	62.1
Financial instruments sold, not yet purchased	255.1	2,037.8	—	(1,453.5)	839.4
Total liabilities at fair value	$2,216.8	$2,137.9	$0.8	$(3,511.8)	$843.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘cost of sales of physical commodities’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2017 and 2016 are summarized below:

(in millions)	September 30, 2017	September 30, 2016
Total level 3 assets	$0.1	$3.2
Level 3 assets for which the Company bears economic exposure	$0.1	$3.2
Total assets	$6,243.4	$5,950.3
Total financial assets at fair value	$2,068.0	$3,156.5
Total level 3 assets as a percentage of total assets	—%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	—%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	—%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the fiscal years ended September 30, 2017 and 2016, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s Level 3 financial assets and liabilities still held as of September 30, 2017.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.2	$—	$(0.1)	$—	$—	$—	$0.1
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$(0.1)	$—	$(3.0)	$—	$0.1

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$0.2	$—	$—	$—	$1.0

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.5	$—	$(0.3)	$—	$—	$—	$0.2
Corporate and municipal bonds	3.2	—	(0.2)	—	—	—	3.0
	$3.7	$—	$(0.5)	$—	$—	$—	$3.2

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$3.3	$—	$0.4	$—	$(2.9)	$—	$0.8
The Company had debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2016, the Company’s investment in the hotel was $3.0 million, and was included within the corporate and municipal bonds classification in the Level 3 financial assets and financial liabilities table. The Company classified its investment in the hotel within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. These cash flows were discounted employing present value techniques. In December 2016, the Company sold the debentures and collected an amount approximating their carrying value.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis The Company has classified its liabilities for the contingent earnout arrangements within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a Level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2017, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal years ended September 30, 2017 and 2016, the fair value of the contingent consideration increased $0.2 million and $0.4 million, respectively, with the corresponding expense classified as ‘other’ in the consolidated income statements.
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
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2017, the cost and fair value of the equity investments in exchange firms is $3.9 million and $8.3 million, respectively. As of September 30, 2016, the cost and fair value of the equity investments in exchange firms was $3.7 million and $6.4 million, respectively.
Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at September 30, 2017 and 2016 was not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight and are collateralized by common stock, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
Receivables and other assets: Receivables from broker-dealers, clearing organizations, and counterparties, receivables from customers, net, notes receivables, net and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Payables: Payables to customers and payables to brokers-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Lender under loans: Payables to lenders under loans carry variable rates of interest and thus approximate fair value and are classified as Level 2 under the fair value hierarchy.
Senior unsecured notes: The fair value of the Company’s senior unsecured notes was estimated to be $46.2 million (carrying value of $45.5 million) as of September 30, 2016 based on the transaction price at public exchanges for the same issue and is classified as Level 1 under the fair value hierarchy. The senior secured notes were redeemed during the year ended September 30, 2017, as discussed further in Note 11.

Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2017 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2017. The total of $717.6 million as of September 30, 2017 includes $317.0 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2017.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the consolidating balance sheets in ‘deposits with and receivables from broker-dealers, clearing organizations, and counterparties’, ‘financial instruments owned and sold, not yet purchased, at fair value’ and ‘payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps as well as outright purchases of medium-term U.S. Treasury notes to manage a portion of the aggregate interest rate position. The Company’s objective when using interest rate swaps under the strategy, is to invest certain amounts of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into medium-term interest earnings. When used, the risk mitigation of these interest rate swaps are not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within ‘trading gains, net’ in the consolidated income statements. At September 30, 2016, the Company had $375 million in notional principal of interest rate swaps outstanding with a weighted-average life of 15 months. During the year ended September 30, 2017, the Company settled these interest rate swaps in advance of their original maturity date.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2017 and 2016. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2017		September 30, 2016
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,094.2	$1,975.0	$2,022.1	$1,920.5
OTC commodity derivatives	1,084.0	1,110.3	1,217.0	1,188.9
Exchange-traded foreign exchange derivatives	66.0	52.0	12.2	7.5
OTC foreign exchange derivatives	618.5	609.8	346.5	290.2
Exchange-traded interest rate derivatives	228.4	203.6	78.7	120.5
Equity index derivatives	221.3	245.4	39.1	50.3
TBA and forward settling securities	8.8	4.9	0.3	2.6
Gross fair value of derivative contracts	4,321.2	4,201.0	3,715.9	3,580.5
Impact of netting and collateral	(4,205.5)	(3,879.2)	(3,653.5)	(3,366.1)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$(46.4)		$(131.5)
Total fair value included in ‘Financial instruments owned, at fair value’	$162.1		$193.9
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$4.8		$3.5
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$317.0		$210.9

(1)	As of September 30, 2017 and 2016, the Company’s derivative contract volume for open positions was approximately 6.1 million and 4.0 million contracts, respectively.

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
The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of September 30, 2017, these transactions are summarized as follows (in millions):

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$51.3
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(2.9)	$1,236.8
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$5.8	$(1,881.9)
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.1)	$(404.1)
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(2.0)	$882.9
Unrealized gain on forward settling securities sold within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$3.0	$(590.2)
(1) The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2017, 2016, and 2015, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ and ‘cost of sales of physical commodities’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2017	2016	2015
Commodities	$47.3	$41.8	$78.6
Foreign exchange	8.7	9.7	7.5
Interest rate and equity	(0.1)	0.8	3.2
TBA and forward settling securities	(2.5)	(14.4)	(5.1)
Net gains from derivative contracts	$53.4	$37.9	$84.2
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2017 and September 30, 2016 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 6 – Allowance for Doubtful Accounts
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net, receivables from customers, net, and notes receivable, net include an allowance for doubtful accounts, which reflects the Company’s best estimate of probable losses inherent in the accounts. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for doubtful accounts. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $47.0 million and zero as of September 30, 2017 and 2016, respectively. The allowance for doubtful accounts related to receivables from customers was $7.6 million and $9.5 million as of September 30, 2017 and 2016, respectively. The allowance for doubtful accounts related to notes receivable was zero and $0.2 million as of September 30, 2017 and 2016, respectively.
During the year ended September 30, 2017, the Company recorded bad debt expense related to customers, net of recoveries, of $4.3 million, including provision increases of $4.2 million, direct write-offs of $0.1 million. The increase in bad debts during fiscal 2017 primarily related to $3.8 million of customer deficits in the Commercial Hedging segment, primarily related to account deficits from South Korean and Dubai commercial LME customers, $0.2 million of uncollectible customer receivables in the Physical Commodities segment, and $0.3 million of uncollectible customer receivables in the Clearing and Execution segment, primarily related to our derivatives voice brokerage business.
During the fourth quarter of fiscal 2017, the Company recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 2.
During the year ended September 30, 2016, the Company recorded bad debt expense related to customers, net of recoveries, of $4.4 million, including provision increases of $4.2 million and direct write-offs of $0.4 million, offset by recoveries of $0.2 million. The increase in bad debts during fiscal 2016 primarily related to $3.6 million of customer deficits in the Commercial

Hedging segment, $0.4 million of uncollectible customer receivables in the Physical Commodities segment, and $0.4 million of uncollectible service fees and notes in the Securities segment.
During the year ended September 30, 2015, the Company recorded bad debt expense related to customers, net of recoveries, of $7.3 million, including provision increases of $6.6 million and direct write-offs of $0.7 million, offset by minimal recoveries. The increase in bad debts during fiscal 2015 related to$2.8 million of receivables from a renewable fuels customer in the Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in the Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition.
Activity in the allowance for doubtful accounts for the years ended September 30, 2017, 2016, and 2015 was as follows:

(in millions)	2017	2016	2015
Balance, beginning of year	$9.7	$11.2	$5.8
Provision for bad debts	51.0	4.2	6.0
Charge-offs	(6.1)	(5.7)	(0.6)
Balance, end of year	$54.6	$9.7	$11.2
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $2.1 million and $5.0 million as of September 30, 2017 and 2016, respectively. The Company has sold $2.1 million and $4.6 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of September 30, 2017 and 2016, respectively. The Company has completed its exit of the majority of this activity during the year ended September 30, 2017. The Company believes the run-off of the remaining activity will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 14.
Note 7 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	September 30, 2017	September 30, 2016
Physical Ag & Energy(1)	$65.1	$65.9
Precious metals - held by broker-dealer subsidiary(2)	13.3	5.3
Precious metals - held by non-broker-dealer subsidiaries(3)	46.4	52.6
Physical commodities inventory	$124.8	$123.8
(1) Physical Ag & Energy maintains agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the consolidated income statement. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also maintains energy inventory, primarily coal, kerosene, and propane which are valued at the lower of cost or market.
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
The Company has recorded lower of cost or market (“LCM”) adjustments for certain precious metals inventory of $0.7 million and $0.6 million as of September 30, 2017 and 2016, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 8 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2017, 2016, and 2015, depreciation expense was $7.0 million, $6.6 million and $5.7 million, respectively.
A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2017 and 2016 is as follows:

(in millions)	September 30, 2017	September 30, 2016
Property and equipment:
Furniture and fixtures	$7.2	$6.8
Software	25.3	22.8
Equipment	22.6	20.6
Leasehold improvements	15.4	11.9
Total property and equipment	70.5	62.1
Less accumulated depreciation	(31.8)	(32.7)
Property and equipment, net	$38.7	$29.4
Note 9 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2017 and 2016 is as follows:

(in millions)	September 30, 2017	September 30, 2016
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	7.7	8.1
Goodwill	$47.1	$47.5
Note 10 – Intangible Assets
During the year ended September 30, 2017, the Company recorded additional customer base intangible assets of $6.0 million as part of the ICAP acquisition. See Note 19 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade name	$—	$—	$—	$1.1	$(0.6)	$0.5
Software programs/platforms	2.7	(2.5)	0.2	2.7	(2.4)	0.3
Customer base	20.0	(7.9)	12.1	14.0	(5.7)	8.3
Total intangible assets	$22.7	$(10.4)	$12.3	$17.8	$(8.7)	$9.1
Amortization expense related to intangible assets was $2.8 million, $1.6 million, and $1.5 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. The estimated future amortization expense as of September 30, 2017 is as follows (in millions):

Year ending September 30,
2018	$2.2
2019	2.2
2020	2.0
2021	1.9
2022 and thereafter	4.0
$12.3

Note 11 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $532.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities are as follows:

•
A three-year syndicated committed loan facility under which $262.0 million is available to the Company for general working capital requirements. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%, and averaged 4.20% as of September 30, 2017. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement.

On November 30, 2017, the Company amended the loan facility to increase the allowable annual consolidated capital expenditures from $15.0 million to $17.5 million. The agreement also amended the definition of consolidated EBITDA for the purposes of the consolidated fixed charge coverage ratio. This amendment allowed the Company to add back a portion of the bad debt on physical coal discussed in Note 2 in calculating consolidated EBITDA. Under the terms of the agreement, the amendment was deemed effective as of September 30, 2017. As a result of this amendment, the Company was in compliance with all covenants under the loan facility as of September 30, 2017.

•
An unsecured syndicated committed line of credit under which $75.0 million is available to the Company’s subsidiary, INTL FCStone Financial to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone Financial’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 6.25% as of September 30, 2017. The agreement contains financial covenants related to INTL FCStone Financial’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. INTL FCStone Financial was in compliance with these covenants as of September 30, 2017. The facility is guaranteed by the Company.

•
A syndicated committed borrowing facility under which $170.0 million is available to the Company’s subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Eurodollar Rate plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined, which averaged 4.00% as of September 30, 2017. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2017. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility.

•
A syndicated committed borrowing facility under which $25.0 million is available to the Company’s subsidiary, INTL FCStone Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2017. INTL FCStone Ltd paid minimal debt issuance costs in connection with this credit facility. The facility is guaranteed by the Company.

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement. There were $23.0 million in borrowings outstanding under this credit facility at September 30, 2017, and no borrowings outstanding at September 30, 2016.

The Company also has a secured uncommitted loan facility under which the Company’s wholly owned subsidiary, INTL FCStone Financial may borrow for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The facility bears interest at a rate per annum equal to such rate in respect of such day as determined by the bank in its sole discretion. In the event that the Company fails to pay the principal and interest on the scheduled due date, the facilities bear penalty interest at a rate equal to the Federal Funds rate plus 2%. The amounts borrowed under the facilities are payable on demand. As of September 30, 2017 and September 30, 2016, the Company had no borrowings outstanding under this credit facility.
The Company also has a secured uncommitted loan facility under which the Company’s wholly owned subsidiary, INTL FCStone Financial may borrow up to $100.0 million for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The loans are payable on demand and bear interest at a rate mutually agreed to with the lender. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement. There were $11.0 million in borrowings outstanding under this credit facility at September 30, 2017, and no borrowings outstanding at September 30, 2016.
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
On September 15, 2016, the Company provided notice, through the trustee of the Notes, to the record holders of the Notes that the Company would redeem the outstanding $45.5 million aggregate principal amount of the Notes in full. On October 15, 2016, the Company redeemed the Notes at a prices equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, October 15, 2016. The remaining unamortized deferred financing costs of $1.0 million were written off in connection with the redemption of the Notes and are included in ‘interest expense’ in the consolidated income statement for the year ended September 30, 2017.

The following table sets forth a listing of credit facilities, the current committed amounts, as of the report date, on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of September 30, 2017 and 2016:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2017	September 30, 2016
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$150.0	$136.5
INTL FCStone Financial, Inc.	None	April 5, 2018	75.0	—	—
FCStone Merchants Services, LLC	Certain commodities assets	May 1, 2018	170.0	44.2	43.5
INTL FCStone Ltd.	None	November 7, 2018	25.0	—	—
			$532.0	194.2	180.0
Uncommitted Credit Facilities
INTL FCStone Financial, Inc.	Commodity warehouse receipts and certain pledged securities	n/a	—	34.0	—
INTL FCStone Ltd.	Commodity warehouse receipts	n/a	—	—	—
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				2.0	2.8
Senior Unsecured Notes
8.50% senior notes, redeemed October 15, 2016				—	44.5
Total indebtedness				$230.2	$227.3
As reflected above, $245 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2018. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
As of September 30, 2017 and 2016, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.

The following is a summary of a significant legal matter involving the Company:
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
The trial of this matter took place during October 2012. The trial court entered a judgment against FCStone, LLC in January 2013. In January 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. In March 2014, the appeal court ruled in favor of FCStone, LLC. In April 2014, the trustee filed a petition for rehearing of the appeal. In May 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. The trustee did not file a writ for certiorari with the U.S. Supreme Court during the time allotted to do so.
In February 2015, based on a new theory, the trustee filed a motion for judgment against FCStone, LLC in the U.S. District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone, LLC. FCStone, LLC filed its opposition brief and an associated motion for judgment in March 2015.
In March 2016, the U.S. District Court for the Northern District of Illinois entered an order in favor of FCStone, LLC (now INTL FCStone Financial Inc.) and against the trustee on the trustee’s post-petition claim, in light of the Seventh Circuit’s opinion. The same court previously ruled against INTL FCStone Financial and in favor of the trustee with respect to the funds held in reserve accounts.
In April 2016, INTL FCStone Financial filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. In April 2016, the trustee filed its notice of appeal from the March 28, 2016 final judgment of the district court. During April 2016, the court consolidated the two appeals and directed the trustee to file an opening brief. In June 2016, the trustee filed its appellate brief. In August 2016, the Futures Industry Association, Inc. filed a voluntary brief in support of INTL FCStone Financial’s cross-appeal.
Oral argument was heard in the Seventh Circuit on June 7, 2017. On August 14, 2017, the Seventh Circuit ruled in favor of all of INTL FCStone Financial’s arguments. The trustee petitioned the Seventh Circuit for a rehearing on September 11, 2017, seeking reconsideration of the court’s prior ruling. On October 2, 2017 that petition was denied. With the Seventh Circuit having issued a mandate requiring the U.S. District Court for the Northern District of Illinois to enter a judgment in favor of INTL FCStone Financial on all counts on the issue of liability, INTL FCStone Financial filed a motion in the District Court on October 13, 2017 for an order directing the distribution of reserve funds in the approximate amount of $2.0 million. This motion was argued in the District Court on October 19, 2017, and the District Court directed the parties to file proposed orders relating to the distribution of the reserve funds.
On October 24, 2017, INTL FCStone Financial Inc. submitted a judgment order and an order directing the trustee to carry out the requirements of the judgment. On October 24, 2017, the trustee filed an objection to INTL FCStone Financial’s motion, and on November 8, 2017, INTL FCStone Financial filed its reply. The parties appeared before the District Court on November 28, 2017 to address the motions. INTL FCStone Financial requested immediate payment of funds due based on the August 14, 2017 ruling in its favor, however the trustee requested that the distribution of those reserve funds be held in abeyance pending his final appeal to the United States Supreme Court.
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

Contractual Commitments
Contingent Liabilities - Acquisition
Under the terms of the purchase agreement, the Company has a contingent liability related to the acquisition in fiscal year 2015 further discussed in Note 19. The Company has an obligation to pay additional consideration if specific conditions and earnings targets are met by the acquired business. The fair value of the additional consideration was recognized as a contingent liability as of the acquisition date, and is remeasured to its fair value each reporting period with changes in fair value recorded in current earnings. The contingent liability for these estimated additional purchase price considerations of $1.0 million and $0.8 million are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2017 and 2016, respectively. The change in fair value during the years ended September 30, 2017, 2016, and 2015 were increases of $0.2 million, $0.4 million and $1.8 million, respectively, and are included in ‘other’ in the consolidated income statements. The estimated total purchase price, including contingent consideration, is $27.5 million as of September 30, 2017, of which $1.0 million remains outstanding.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases was $11.3 million, $9.9 million and $10.1 million, for fiscal years ended September 30, 2017, 2016, and 2015, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2017 are as follows:

(in millions)
Year ending September 30,
2018	$8.9
2019	8.3
2020	7.7
2021	6.7
2022	4.7
Thereafter	10.1
$46.4
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2017 fair values. The purchase commitments and other obligations as of September 30, 2017 for less than one year, one to three years and three to five years were $675.7 million, $1.8 million and $2.1 million, respectively. There were $1.7 million in purchase commitments and other obligations after five years as of September 30, 2017. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $583.5 million.
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
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2017 and 2016, the Company had $0.8 million and $1.0 million, respectively, accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheets.
Note 13 – Regulatory Requirements and Subsidiary Dividend Restrictions
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
INTL FCStone Financial as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934, which requires the Company to maintain separate accounts for the benefit of securities customers and proprietary accounts of broker dealers (“PABs”). These customer protection rules requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities customers and PABs.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of INTL FCStone Financial relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated customers’ accounts. Pursuant to the requirements of the CFTC, funds deposited by customers of INTL FCStone Financial relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. See below for additional information regarding INTL FCStone Financial’s calculation of segregated and secured customer funds.
The Company’s subsidiaries INTL Custody & Clearing Solutions Inc. (formerly Sterne Agee Clearing, Inc.) and SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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

All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2017, as follows:

(in millions)			As of September 30, 2017
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	Net capital	$157.1	$74.0
INTL FCStone Financial Inc.	CFTC	Segregated funds	$2,248.0	$2,195.7
INTL FCStone Financial Inc.	CFTC	Secured funds	$165.1	$148.7
INTL FCStone Financial Inc.	SEC	Customer reserve	$7.2	$—
INTL FCStone Financial Inc.	SEC	PAB reserve	$13.5	$0.2
INTL Custody & Clearing Solutions Inc.	SEC	Net capital	$1.5	$0.1
SA Stone Wealth Management Inc.	SEC	Net capital	$4.9	$0.3
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$158.7	$88.3
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$107.1	$106.6
INTL Netherlands BV	FCA (United Kingdom)	Net capital	$158.0	$88.3
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$13.0	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Capital adequacy	$5.1	$0.2
INTL Gainvest S.A.	CNV	Net capital	$0.4	$0.1
INTL CIBSA S.A.	CNV	Capital adequacy	$7.6	$0.9
INTL CIBSA S.A.	CNV	Net capital	$1.4	$0.5
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2017, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 14 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the customers sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $0.8 million and $1.5 million as of September 30, 2017 and 2016, respectively.
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, finance financial instruments, acquire securities to cover short positions, acquire securities for settlement, and to accommodate counterparties’ needs. These agreements are recorded as collateralized financings at their contractual amounts plus accrued interest. The related interest is recorded in the consolidated income statements as interest income or interest expense, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. The carrying amounts of these agreements and transactions approximate fair value due to their short-term nature and the level of collateralization.
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2017, financial instruments owned, at fair value of $19.4 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheet.
The Company also has repledged securities borrowed and securities held on behalf of correspondent brokers to collateralize securities loaned agreements with a fair value of $108.4 million.
In addition, as of September 30, 2017, the Company pledged financial instruments owned, at fair value of $1,406.6 million as collateral for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral.
At September 30, 2017, the Company has accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2017, was $631.7 million of which

$306.9 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements. At September 30, 2017, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
The following table provides the contractual maturities of gross obligations under repurchase and securities lending agreements as of September 30, 2017 (in millions):

	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$640.2	$432.9	$320.0	—	$1,393.1
Securities loaned	111.1	—	—	—	111.1
Gross amount of secured financing	$751.3	$432.9	$320.0	—	$1,504.2
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of September 30, 2017 (in millions):

Securities sold under agreements to repurchase:
U.S. Treasury obligations	$7.0
U.S. government agency obligations	332.6
Asset-backed obligations	36.4
Agency mortgage-backed obligations	1,017.1
Total securities sold under agreements to repurchase	$1,393.1

Securities loaned:
Common stock	111.1
Total securities loaned	111.1
Gross amount of secured financing	$1,504.2
Note 15 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $6.3 million, $5.1 million and $3.6 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2017, there were 0.7 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2017	2016	2015
Expected stock price volatility	31%	28%	28%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.99%	0.83%	0.66%
Average expected life (in years)	3.08	3.06	3.22
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2017, 2016, and 2015 was $8.67, $6.40 and $4.31, respectively.
The following is a summary of stock option activity for the year ended September 30, 2017:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2016	754,163	1,215,821	$29.55	$12.88	3.80	$14.1
Granted	(110,000)	110,000	$38.77	$8.67
Exercised		(155,588)	$22.54	$9.05
Forfeited	8,331	(106,996)	$26.15	$13.20
Expired		(181,834)	$54.02	$19.93
Balances at September 30, 2017	652,494	881,403	$27.31	$11.55	3.57	$9.8
Exercisable at September 30, 2017		222,116	$24.42	$10.43	2.52	$3.1
The total compensation cost not yet recognized for non-vested awards of $3.9 million as of September 30, 2017 has a weighted-average period of 3.92 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $2.6 million, $1.9 million and $3.6 million, respectively.
The options outstanding as of September 30, 2017 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	22,414	$19.24	0.30
$20.00	-	$25.00	97,911	$21.77	0.84
$25.00	-	$30.00	580,000	$25.91	4.37
$30.00	-	$35.00	73,578	$31.37	2.28
$35.00	-	$40.00	107,500	$38.77	3.27
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	—	n/a	n/a
			881,403	$27.31	3.57
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2017, 1.5 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2017:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2016	747,782	357,752	$27.39	1.39	$13.9
Additional shares authorized by shareholders	1,500,000
Termination of 2012 plan	(640,539)
Granted	(147,726)	147,726	$40.98
Vested		(150,545)	$26.69
Forfeited	459	(459)	$37.31
Balances at September 30, 2017	1,459,976	354,474	$33.34	1.26	$13.6
The total compensation cost not yet recognized of $8.2 million as of September 30, 2017 has a weighted-average period of 1.26 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 16 – Retirement Plans
Defined Benefit Retirement Plans
The Company has a frozen defined benefit pension plan (the “Plan”) and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in “accounts payable and other accrued liabilities” in the consolidated balance sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 80% debt securities and 20% equity investments and had a total fair value of $36.4 million and $33.7 million as of September 30, 2017 and 2016, respectively. All plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 2006. The benefit obligation was $36.5 million and $38.5 million and the discount rate assumption used in the measurement of this obligation was 3.75% and 3.60% as of September 30, 2017 and 2016, respectively. The Company’s unfunded pension obligation was $0.1 million and $4.8 million as of September 30, 2017 and 2016, respectively.
The Company recognized a net periodic benefit $0.3 million for the year ended September 30, 2017. The net periodic benefit cost associated with the Plan was $0.2 million for the year ended September 30, 2016 and less than $0.1 million for the year ended September 30, 2015. The expected long-term return on plan assets assumption is 6.00% for 2017. The Company made contributions of $2.0 million and $1.8 million to the Plan in the years ended September 30, 2017 and 2016, respectively. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2018, $2.1 million in 2019, $2.0 million in 2020, $2.0 million in 2021, $1.9 million in 2022 and $9.5 million in 2023 through 2027.
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
For fiscal years ended September 30, 2017, 2016, and 2015, the Company’s contribution to these defined contribution plans were $6.1 million, $5.3 million and $5.1 million, respectively.

Note 17 – Other Expenses
Other expenses for the years ended September 30, 2017, 2016, and 2015 are comprised of the following:

	Year Ended September 30,
(in millions)	2017	2016	2015
Contingent consideration, net(1)	0.1	0.4	1.8
Insurance	2.7	2.1	1.7
Advertising, meetings and conferences	4.0	5.1	2.7
Non-trading hardware and software maintenance and software licensing	11.6	7.1	4.7
Office supplies and printing	2.1	1.1	1.2
Other clearing related expenses	2.6	1.3	1.1
Other non-income taxes	4.6	4.3	3.7
Other	9.8	8.0	6.6
Total other expenses	$37.5	$29.4	$23.5
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 4).
Note 18 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2017, 2016, and 2015 was allocated as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Income tax expense attributable to income from operations	$8.8	$18.0	$22.4
Taxes allocated to stockholders’ equity, related to unrealized losses on available-for-sale securities	—	—	(0.4)
Taxes allocated to stockholders’ equity, related to pension liabilities	1.0	0.2	(0.8)
Taxes allocated to additional paid-in capital, related to share-based compensation	0.1	(0.8)	(0.5)
Total income tax expense	$9.9	$17.4	$20.7
The components of income tax expense (benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Current taxes:
U.S. federal	$0.7	$1.3	$0.8
U.S. State and local	1.2	0.8	1.2
International	16.7	16.8	15.4
Total current taxes	18.6	18.9	17.4
Deferred taxes	(9.8)	(0.8)	5.0
Income tax benefit attributable to interest income	$—	$(0.1)	$—
Income tax expense	$8.8	$18.0	$22.4
U.S. and international components of (loss) income from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
U.S.	$(13.9)	$4.9	$14.5
International	29.1	67.9	63.7
Income from operations, before tax	$15.2	$72.8	$78.2

Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2017	2016	2015
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State and local income taxes	(2.6)%	1.3%	1.8%
Foreign earnings and losses taxed at lower rates	11.5%	(11.0)%	(11.1)%
Change in foreign valuation allowance	(1.4)%	(0.3)%	(0.1)%
Change in state valuation allowance	4.1%	—%	0.6%
U.S. permanent items	3.6%	0.8%	0.5%
Foreign permanent items	8.1%	1.9%	2.1%
U.S. bargain purchase gain	—%	(3.0)%	—%
Other reconciling items	(0.6)%	0.3%	(0.1)%
Effective rate	57.7%	25.0%	28.7%
The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2017	September 30, 2016
Deferred tax assets:
Share-based compensation	$3.7	$4.3
Pension liability	0.1	1.9
Deferred compensation	2.0	2.0
Foreign net operating loss carryforwards	5.6	2.0
U.S. State and local net operating loss carryforwards	6.6	4.9
U.S. federal net operating loss carryforwards	21.9	12.4
Intangible assets	6.1	8.3
Bad debt reserve	1.4	1.6
Tax credit carryforwards	1.6	1.4
Other compensation	3.6	3.3
Other	1.9	1.8
Total gross deferred tax assets	54.5	43.9
Less valuation allowance	(4.0)	(3.6)
Deferred tax assets	50.5	40.3
Deferred income tax liabilities:
Unrealized gain on securities	3.2	1.3
Prepaid expenses	2.5	1.9
Property and equipment	2.2	2.6
Deferred income tax liabilities	7.9	5.8
Deferred income taxes, net	$42.6	$34.5
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2017 and 2016, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $30.1 million and $15.7 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The U.S. federal net operating loss carryforward of $21.9 million begins to expire after September 2033. The state and local net operating loss carryforwards of $4.4 million, net of valuation allowance, begin to expire after September 2020. The Company has an Alternative Minimum Tax credit carryforward of $1.3 million, which has an indefinite life, and an R&D credit carryforward of $0.4 million that begins to expire after September 2031. INTL

Asia Pte. Ltd. has a net operating loss carryforward of $3.8 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized.
The valuation allowance for deferred tax assets as of September 30, 2017 was $4.0 million. The net change in the total valuation allowance for the year ended September 30, 2017 was an increase of $0.4 million. The valuation allowances as of September 30, 2017 and 2016 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2017, 2016, and 2015 of $(24.7) million, $(9.7) million, and $16.5 million, respectively. The differences between actual levels of past taxable income (losses) and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $4.9 million that are scheduled to reverse from 2018 to 2020 and $3.1 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $321.3 million and $294.3 million as of September 30, 2017 and 2016, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Balance, beginning of year	$0.1	$—	$—
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	—	0.1	—
Gross decreases for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance, end of year	$0.1	$0.1	$—
The Company has a minimal balance of unrecognized tax benefits as of September 30, 2017, that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest and penalties included in the consolidated balance sheets as of September 30, 2017 and 2016.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2017, 2016, and 2015.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2017 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2016 to September 30, 2017. In Brazil, the Company has open tax years ranging from December 31, 2012 through December 31, 2016. In Argentina, the Company has open tax years ranging from September 30, 2010 to September 30, 2017. In Singapore, the Company has open tax years ranging from September 30, 2012 to September 30, 2017.

Note 19 – Acquisitions
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
Acquisition in Fiscal 2017
ICAP’s EMEA Oils Broking Business
Effective October 1, 2016, the Company’s subsidiary, INTL FCStone Ltd acquired the London-based EMEA oils business of ICAP Plc. The business included more than 30 front office employees across the fuel, crude, middle distillates, futures and options desks that have relationships with more than 200 commercial and institutional customers throughout Europe, the Middle East and Africa. The terms of the agreement included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment. The cash consideration paid to ICAP was dependent upon the number of brokers who accepted INTL FCStone Ltd’s employment offer. The transaction was accounted for as an asset acquisition in accordance with FASB ASC 805-50 and FASB ASC 350. The cash consideration paid was allocated entirely to the intangible asset recognized related to the customer base acquired. The intangible asset was assigned to the Clearing and Execution Services segment and will be amortized over a useful life of 5 years.
Acquisition in Fiscal 2016
Sterne Agee
Effective July 1, 2016, the Company acquired all of the equity interests of Sterne Agee, LLC’s (a wholly-owned subsidiary of Stifel Financial Corp.) legacy independent brokerage and clearing businesses, Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc. Effective August 1, 2016, the Company acquired all of the equity interests of Sterne Agee, LLC’s legacy Registered Investment Advisor (“RIA”) business, Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. - collectively (“Sterne Agee”) for cash consideration. Effective July 1, 2017, Sterne Agee & Leach, Inc. was merged into the Company’s wholly-owned regulated U.S. subsidiary, INTL FCStone Financial. Additionally, during 2017, Sterne Agee Clearing, Inc., Sterne Agee Financial Services, Inc., Sterne Agee Asset Management, Inc., and Sterne Agee Investment Advisor Services, Inc. were renamed INTL Custody & Clearing Solutions, Inc., SA Stone Wealth Management, Inc., INTL Advisory Consultants, Inc., and SA Stone Investment Advisors, Inc., respectively.
The acquisition-date fair value of the consideration transferred totaled $45.0 million. The purchase price allocation resulted in $24.9 million in cash, $151.6 million in receivables, $5.7 million in deferred tax assets, $4.8 million in other assets and $136.0 million in liabilities assumed. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.2 million for the year ended September 30, 2016, which is included in the line item ‘gain on acquisition’ in the consolidated income statement. The Company believes the transaction resulted in a gain primarily due to the Company’s ability to incorporate these business activities into its existing business structure, and its ability to utilize certain deferred tax assets and other assets while operating the business that may not have been likely to be realized by the seller. There were no purchase price adjustments recorded during the measurement period and the purchase price allocation is now considered final.
The businesses have been included within the Company’s Clearing and Execution Services Segment. The Company’s consolidated income statement for the year ended September 30, 2016 includes the post-acquisition results of the Sterne Agee businesses, which were immaterial. The acquired businesses contributed net operating revenues of $8.6 million and net loss of $0.1 million to the Company for the period from July 1, 2016 to September 30, 2016.
Acquisition in Fiscal 2015
G.X. Clarke & Co.
Effective January 1, 2015, the Company acquired all of the partnership interests of G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities. G.X. Clarke was based in New Jersey, transacted in U.S. Treasury, U.S. government agency and agency mortgage-backed securities, and was a FINRA member with an institutional customer base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price payable by the Company was equal to G.X. Clarke’s net tangible book value at closing of approximately $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke was changed to INTL FCStone Partners L.P. INTL FCStone Partners L.P. was subsequently merged into the Company’s wholly-owned regulated U.S. subsidiary, INTL FCStone Financial.

The acquisition agreement included the purchase of certain tangible assets and assumption of certain liabilities. For the acquisition, management made an initial fair value estimate of the assets acquired and liabilities assumed as of January 1, 2015. The Company believed that due to the short-term nature of many of the tangible assets acquired and liabilities assumed, that their carrying values, as included in the historical financial statements of G.X. Clarke, approximated their fair values. The Company finalized its purchase accounting estimates with the assistance of a third-party valuation expert. The portion of the purchase price representing the initial premium of $1.5 million and the contingent consideration of $0.1 million has been assigned to the customer base and software programs/platforms intangible assets (see Note 10). The Company assigned useful lives of 5 years for the customer base and software programs/platforms intangible assets.
As part of the net cash paid, the Company and G.X. Clarke established two escrow accounts totaling $10.0 million, related to an Adjustment Escrow and Indemnity Escrow. The Adjustment Escrow, of $5.0 million, related to potential purchase price adjustment obligations was released, during year ended September 30, 2015, upon determination of the final tangible book value of net assets of G.X. Clarke. The Indemnity Escrow, of $5.0 million, related to potential claims made by the Company for indemnification in accordance with the terms of the acquisition agreement and was to be released immediately following the twenty-four month anniversary of the closing date of the acquisition. The Indemnity Escrow was released during the year ended September 30, 2017.
In addition, as part of the net cash paid for the acquisition, the Company deferred payment of $5.0 million, in accordance with the terms of the acquisition agreement. The deferred payment is equal to $5.0 million less the aggregate net loss, if any, incurred for the twelve full fiscal quarters commencing after the closing date. The deferred payment amount shall be due upon and payable shortly after the twelfth full fiscal quarter commencing after the closing date. A pro rata share of the deferred payment amount is due to partners who are terminated prior to the maturity date assuming certain conditions of the agreement are met. The unpaid deferred payment amount of $4.5 million is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
As discussed above, the terms of the acquisition agreement include a contingent payment of an additional purchase price of up to $1.5 million, based on the performance of the acquired business. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The first payment was made after the first four full fiscal quarters commencing after the closing date, and totaled $0.5 million, as the acquired business generated more than $5.0 million in after-tax net income over the first four full fiscal quarters after the closing date. The second and final payment is expected to occur in February 2018. This payment is estimated to be $1.0 million, if the acquired business has generated accumulated after-tax net income of greater than $30.0 million over the twelve full fiscal quarters commencing after the closing date.
Note 20 – Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial gains from defined benefit pension plans and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive income (loss) for the year ended September 30, 2017.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2016	$(20.1)	$(4.5)	$(24.6)
Other comprehensive income (loss), net of tax before reclassifications	(1.4)	1.2	(0.2)
Amounts reclassified from AOCI, net of tax	—	0.3	0.3
Other comprehensive income (loss), net of tax	(1.4)	1.5	0.1
Balances as of September 30, 2017	$(21.5)	$(3.0)	$(24.5)

Note 21 – Segment and Geographic Information
The Company reports its operating segments based on services provided to customers. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Market-Making, Debt Trading, Investment Banking, and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-traded Futures and Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management, and Derivative Voice Brokerage)
Commercial Hedging
The Company serves its commercial customers through its team of risk management consultants, providing a high-value-added service that it believes differentiates the Company from its competitors and maximizes the opportunity to retain customers. The Company’s risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, the Company develops a plan to control and hedge these risks with post-trade reporting against specific customer objectives. Customers are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
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
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in more than 175 countries and 140 currencies, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Its proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and the Company believes it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows customers to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), the Company is able to offer its services to large money center and global banks seeking more competitive international payments services.
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
Securities
The Company provides value-added solutions that facilitate cross-border trading and believes its customers value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s customers include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. The Company makes markets in over 3,600 ADRs, GDRs and foreign ordinary shares, of which over 2,000 trade in the OTC market. In addition, it will, on request, make prices in more than 10,000 unlisted foreign securities. The Company is also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
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
In the Company’s Physical Ag & Energy commodity business, it acts as a principal to facilitate financing, structured pricing and logistics services to clients across the commodity complex, including energy commodities, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. The Company provides financing to commercial commodity-related companies against physical inventories. The Company uses sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date.
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
Operating revenues and losses from its precious metals commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Operating revenues and losses from our Physical Ag and Energy commodity business are included in ‘cost of sales of physical commodities’ in the consolidated income statements The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. The Company’s management continues to evaluate performance and allocated resources on an operating revenue basis.
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
As of September 30, 2017, the Company held $2.2 billion in required customer segregated assets, which it believes makes it the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.

Following the Company’s acquisition of the Sterne Agee correspondent clearing business, it is an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, the Company acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result it is one of the leading mid-market clearer’s in the securities industry, with approximately 50 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2017.
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
Following the October 1, 2016 acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, the Company employs over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Total revenues:
Commercial Hedging	$244.6	$236.1	$262.4
Global Payments	89.2	73.2	77.1
Securities	151.7	175.2	129.8
Physical Commodities	28,684.4	14,120.5	34,092.0
Clearing and Execution Services	259.8	151.1	123.4
Corporate unallocated	(6.1)	(1.2)	8.5
Total	$29,423.6	$14,754.9	$34,693.2
Operating revenues (loss):
Commercial Hedging	$244.6	$236.1	$262.4
Global Payments	89.2	73.2	77.1
Securities	151.7	175.2	129.8
Physical Commodities	44.8	36.6	23.1
Clearing and Execution Services	259.8	151.1	123.4
Corporate unallocated	(6.1)	(1.2)	8.5
Total	$784.0	$671.0	$624.3
Net operating revenues (loss):
Commercial Hedging	$194.3	$188.2	$214.7
Global Payments	80.6	65.3	68.5
Securities	94.6	121.9	88.6
Physical Commodities	37.3	31.5	21.2
Clearing and Execution Services	102.2	48.8	38.3
Corporate unallocated	(16.4)	(11.8)	0.5
Total	$492.6	$443.9	$431.8
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commercial Hedging	$141.8	$134.4	$151.7
Global Payments	64.4	52.2	54.5
Securities	75.6	97.5	67.4
Physical Commodities	27.2	23.4	16.9
Clearing and Execution Services	78.0	39.5	30.1
Total	$387.0	$347.0	$320.6
Segment income:
(Net contribution less non-variable direct segment costs):
Commercial Hedging	$72.8	$68.7	$85.6
Global Payments	50.6	39.8	43.3
Securities	46.6	69.4	40.5
Physical Commodities (1)	(31.4)	13.3	5.8
Clearing and Execution Services	30.4	14.8	12.9
Total	$169.0	$206.0	$188.1
Reconciliation of segment income to income from operations, before tax:
Segment income	$169.0	$206.0	$188.1
Costs not allocated to operating segments	153.8	133.3	110.0
Income from operations, before tax	$15.2	$72.7	$78.1
(1) During the fourth quarter of fiscal 2017, the Company recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 2.

(in millions)	As of September 30, 2017	As of September 30, 2016	As of September 30, 2015
Total assets:
Commercial Hedging	$1,650.3	$1,637.5	$1,548.1
Global Payments	199.5	191.4	207.3
Securities	2,101.7	2,130.7	1,861.0
Physical Commodities	339.5	258.0	190.9
Clearing and Execution Services	1,818.9	1,617.4	1,163.8
Corporate unallocated	133.5	115.3	98.9
Total	$6,243.4	$5,950.3	$5,070.0
Information regarding revenues and operating revenues for the years ended September 30, 2017, 2016, and 2015, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2017, 2016, and 2015 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2017	2016	2015
Total revenues:
United States	$1,168.0	$817.1	$25,959.0
Europe	166.9	463.5	121.2
South America	53.9	64.8	49.0
Asia	28,030.3	13,405.1	8,560.0
Other	4.5	4.4	4.0
Total	$29,423.6	$14,754.9	$34,693.2
Operating revenues:
United States	$529.4	$457.0	$424.3
Europe	166.9	120.2	125.0
South America	54.0	64.8	49.0
Asia	29.2	24.6	21.9
Other	4.5	4.4	4.1
Total	$784.0	$671.0	$624.3

(in millions)	As of September 30, 2017	As of September 30, 2016	As of September 30, 2015
Long-lived assets, as defined:
United States	$29.7	$23.3	$13.8
Europe	7.3	4.8	4.0
South America	1.5	1.2	1.7
Asia	0.2	0.1	0.2
Total	$38.7	$29.4	$19.7

Note 22 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2017 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30(1)	June 30	March 31	December 31
Total revenues	$12,382.5	$5,505.9	$5,460.8	$6,074.4
Cost of sales of physical commodities	12,177.4	5,308.3	5,265.0	5,888.9
Operating revenues	205.1	197.6	195.8	185.5
Transaction-based clearing expenses	35.1	33.9	33.7	33.6
Introducing broker commissions	26.9	29.2	28.2	28.7
Interest expense	12.0	11.2	10.0	8.9
Net operating revenues	131.1	123.3	123.9	114.3
Compensation and benefits	73.0	75.5	76.6	70.6
Bad debts	0.4	0.1	1.3	2.5
Bad debt on physical coal	47.0	—	—	—
Other expenses	33.2	32.7	31.7	32.8
Total compensation and other expenses	153.6	108.3	109.6	105.9
(Loss) income from operations, before tax	(22.5)	15.0	14.3	8.4
Income tax expense	1.1	2.3	3.3	2.1
Net (loss) income	$(23.6)	$12.7	$11.0	$6.3
Net basic (loss) earnings per share	$(1.27)	$0.67	$0.58	$0.34
Net diluted (loss) earnings per share	$(1.27)	$0.66	$0.58	$0.34
(1) During the fourth quarter of fiscal 2017, the Company recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 2.

	For the 2016 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$2,777.6	$4,868.5	$3,708.9	$3,399.9
Cost of sales of physical commodities	2,599.0	4,693.5	3,542.8	3,248.6
Operating revenues	178.6	175.0	166.1	151.3
Transaction-based clearing expenses	32.0	35.2	32.9	29.8
Introducing broker commissions	28.1	14.8	13.2	12.8
Interest expense	7.5	7.7	7.1	6.0
Net operating revenues	111.0	117.3	112.9	102.7
Compensation and benefits	66.2	69.4	65.2	63.1
Bad debts	(0.2)	—	2.6	2.0
Other expenses	32.0	26.5	25.1	25.5
Total compensation and other expenses	98.0	95.9	92.9	90.6
Gain on acquisition	6.2	—	—	—
Income from operations, before tax	19.2	21.4	20.0	12.1
Income tax expense	2.4	6.8	5.5	3.3
Net income	$16.8	$14.6	$14.5	$8.8
Net basic earnings per share	$0.91	$0.79	$0.77	$0.47
Net diluted earnings per share	$0.90	$0.78	$0.76	$0.46

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$2.0	$1.3
Deposits and receivables from broker-dealers, clearing organizations and counterparties	—	2.9
Receivable from subsidiaries, net	3.8	3.6
Notes receivable, net	4.8	6.9
Income taxes receivable	8.6	14.0
Investment in subsidiaries(1)	312.3	316.3
Financial instruments owned, at fair value	—	1.3
Deferred income taxes, net	26.5	15.7
Property and equipment, net	24.8	12.7
Other assets	7.6	16.2
Total assets	$390.4	$390.9
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$19.8	$27.7
Payable to customers	2.1	4.6
Payable to lenders under loans	152.0	139.3
Payable to subsidiaries, net	49.4	17.1
Senior unsecured notes	—	44.5
Financial instruments sold, not yet purchased, at fair value	25.3	35.9
Total liabilities	248.6	269.1

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,855,243 issued and 18,733,286 outstanding at September 30, 2017 and 20,557,175 issued and 18,435,218 outstanding at September 30, 2016	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2017 and 2016	(46.3)	(46.3)
Additional paid-in capital	259.0	249.4
Retained earnings(1)	(71.1)	(81.5)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	141.8	121.8
Total liabilities and equity	$390.4	$390.9

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $332.6 million as of September 30, 2017, respectively, and $336.6 million, as of September 30, 2016, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2017	2016	2015
Revenues:
Management fees from affiliates	$39.1	$30.1	$26.6
Trading (losses) gains, net	(1.0)	0.7	3.2
Consulting fees	—	2.2	2.1
Interest income	1.2	1.8	4.6
Dividend income from subsidiaries(2)	52.7	31.0	6.0
	92.0	65.8	42.5
Interest expense	14.4	13.4	12.7
Net revenues	77.6	52.4	29.8
Non-interest expenses:
Compensation and benefits	60.3	52.8	43.5
Clearing and related expenses	1.2	1.7	1.2
Introducing broker commissions	—	0.6	0.5
Communication and data services	7.3	6.7	5.7
Occupancy and equipment rental	2.5	2.8	2.1
Professional fees	3.7	4.8	4.6
Travel and business development	2.7	1.7	1.4
Depreciation and amortization	3.3	2.5	1.8
Bad debts and impairments	—	0.2	1.6
Management services fees to affiliates	—	1.2	4.3
Other	13.0	11.7	10.2
Total non-interest expenses	94.0	86.7	76.9
Gain on acquisition	—	6.2	—
Loss from operations, before tax	(16.4)	(28.1)	(47.1)
Income tax benefit	26.8	24.7	19.4
Net income (loss)	$10.4	$(3.4)	$(27.7)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include a loss from investment in subsidiaries of $4.0 million for the year ended September 30, 2017, and income from investment in subsidiaries of $58.1 million and $83.4 million for the years ended September 30, 2016 and 2015, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$10.4	$(3.4)	$(27.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3.3	2.5	1.8
Provision for impairments	—	0.2	1.6
Deferred income taxes	(10.7)	(3.3)	4.6
Amortization and extinguishment of debt issuance costs	1.7	1.0	0.8
Amortization of share-based compensation expense	5.5	5.1	3.6
Gain on acquisition	—	(6.2)	—
Changes in operating assets and liabilities:
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	2.9	(2.8)	—
Receivables from subsidiaries, net	(0.3)	(3.1)	—
Due to/from subsidiaries	27.0	(86.6)	33.2
Notes receivable, net	2.1	39.1	(7.8)
Income taxes receivable	5.4	10.3	(11.4)
Financial instruments owned, at fair value	1.3	1.7	(3.0)
Other assets	7.8	0.3	(3.9)
Accounts payable and other accrued liabilities	(7.8)	0.4	12.6
Payable to customers	(2.5)	(26.1)	4.9
Financial instruments sold, not yet purchased, at fair value	(10.6)	35.9	—
Net cash provided by (used in) operating activities	35.5	(35.0)	9.3
Cash flows from investing activities:
Capital contribution in affiliates	—	(48.4)	(22.4)
Capital withdrawals from affiliates	—	—	7.8
Purchase of property and equipment	(6.1)	(5.5)	(7.8)
Net cash used in investing activities	(6.1)	(53.9)	(22.4)
Cash flows from financing activities:
Net change in lenders under loans	13.5	108.5	13.0
Proceeds from note payable	—	—	4.0
Payments of notes payable	(0.8)	(0.8)	(0.4)
Repayment of senior unsecured notes	(45.5)	—	—
Payments related to earn-outs on acquisitions	—	(2.9)	(2.2)
Share repurchase	—	(19.5)	(4.7)
Debt issuance costs	—	(1.9)	(0.1)
Exercise of stock options	3.4	3.5	2.5
Income tax benefit on stock options and awards	0.7	0.8	0.5
Net cash (used in) provided by financing activities	(28.7)	87.7	12.6
Net increase (decrease) in cash and cash equivalents	0.7	(1.2)	(0.5)
Cash and cash equivalents at beginning of period	1.3	2.5	3.0
Cash and cash equivalents at end of period	$2.0	$1.3	$2.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$8.2	$9.0	$11.9
Income taxes (received) paid, net of cash refunds	$(22.3)	$(33.8)	$(12.9)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$(0.2)	$(0.4)	$1.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, based on the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting described below.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that the consolidated financial statements in this annual report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

(b)	Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2017, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on management’s assessment using these criteria, management identified the following deficiencies in our internal control over financial reporting as of September 30, 2017.
Management concluded that the Company did not:

•
Design, conduct and document an effective continuous risk assessment process related to new business lines, specifically at one of the Company’s Singapore subsidiaries, to identify, analyze and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

•	Design and operate effective process level controls related to physical coal trading activities in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd., specifically, the Company did not:

◦	Design and operate controls over the existence of physical commodities inventory.

◦
Design and operate controls over the completeness, existence, accuracy and valuation of amounts due to be reimbursed by an INTL Asia Pte. Ltd. supplier, including demurrage and other fees related to physical coal business activities, which are recorded within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net.

◦	Establish appropriate segregation of duties within the purchasing, accounts payable and cash disbursements process.
These deficiencies resulted in immaterial misstatements related to amounts due to be reimbursed by an INTL Asia Pte. Ltd. supplier and payable to customers related to physical coal business activities for each of the interim periods during the year ended September 30, 2017, which were corrected in the consolidated balance sheet as of September 30, 2017. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, our management concluded that the deficiencies represented material weaknesses in our internal control over financial reporting as of September 30, 2017.
KPMG LLP was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2017 and issued an adverse audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 63 in this Annual Report on Form 10-K.

(c)	Remediation Steps to Address Material Weaknesses
Management, and the Company’s Board of Directors, is focused on improving the Company’s processes and internal controls. Management, with the concurrence of the Audit Committee of the Board of Directors of the Company, has directed management to proceed with a remediation plan. The following actions and plans have been or are currently being implemented:

•
We have ceased and exited the physical coal business, which was only conducted in INTL Asia Pte. Ltd. Additionally, we have evaluated other business lines located in INTL Asia Pte. Ltd. to determine the effects, if any, of these control deficiencies on those business lines. Management has determined that these control deficiencies do not exist within those other business lines.

•
We will introduce new policies requiring an internal audit of business process level controls and monitoring activities subsequent to new businesses to ensure that information systems, business processes, internal controls, monitoring activities and personnel are fully aligned with our control environment and financial reporting objectives.

•
We will introduce a new policy requiring quarterly analysis by management, including consideration of changes in risk assessment, of new business lines in order to conduct and document an effective continuous risk assessment process to identify, analyze, and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

(d)	Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2017, the Company implemented a new trading system related to certain over-the-counter (“OTC”) commodities business activities. As a result of the new trading system, the Company began to internally value certain OTC derivative positions that were previously valued by an unrelated third party. As such, we have implemented new internal controls related to internally valued OTC derivative transactions. Except as previously discussed above for controls that were not operating in earlier periods, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on February 14, 2018. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2017 (the “2018 Proxy Statement”). The 2018 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2018 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2018 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2017, the last day of fiscal 2017, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	881,403	$27.31	652,494
Equity compensation plans not approved by stockholders	—	—	—
Total	881,403	$27.31	652,494
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	INTL FCStone Inc. 2013 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 11, 2013).

10.1	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

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

10.7	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from the Company’s Form 8-K, as filed with the SEC on November 24, 2004).

10.8	2012 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2012).

10.9	INTL FCStone Inc. 2016 Executive Performance Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.10	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.11	2017 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2017).

10.12
Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.13	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.14
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

10.15
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

10.16
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

10.17
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

10.18
Fourth Amendment to Credit Agreement entered into as of May 26, 2017 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto. *

10.19
Fifth Amendment to Credit Agreement entered into as of November 30, 2017 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto. *

10.20
Amended and Restated Credit Agreement, made as of June 21, 2010, by and between FCStone, LLC, as borrower, FCStone Group, Inc., as a guarantor, International Assets Holding Corporation, as a guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets, as Sole Lead Arranger, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2010).

10.21
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.22	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.23	Tenth Amendment to Amended and Restated Credit Agreement entered into as of April 4, 2017 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.24
Eleventh Amendment to Amended and Restated Credit Agreement entered into as of September 13, 2017 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.25
Twelfth Amendment to Amended and Restated Credit Agreement entered into as of December 13, 2017 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.26
Amended and Restated Credit Agreement, entered into as of March 15, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on December 14, 2016).

10.27
First Amendment to Amended and Restated Credit Agreement, entered into as of April 29, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on December 14, 2016).

10.28
Second Amendment to Amended and Restated Credit Agreement, entered into as of November 14, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on December 14, 2016).

10.29
Third Amendment to Amended and Restated Credit Agreement, entered into as of May 19, 2017, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). *

10.30
Credit Agreement, made as of November 15, 2013, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013).

10.31
Second Amendment to Credit Agreement, made as of November 5, 2015, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2015).

10.32
Third Amendment to Credit Agreement, made as of April 14, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. (incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on December 14, 2016).

10.33
Fourth Amendment to Credit Agreement, made as of October 27, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. (incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on December 14, 2016).

10.34
Fifth Amendment to Credit Agreement, made as of November 7, 2017, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 14, 2017
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 14, 2017
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director	December 14, 2017
Scott J. Branch

/s/ PAUL G. ANDERSON	Director	December 14, 2017
Paul G. Anderson

/s/ EDWARD J. GRZYBOWSKI	Director	December 14, 2017
Edward J. Grzybowski

/s/ JOHN M. FOWLER	Director	December 14, 2017
John M. Fowler

/s/ BRUCE KREHBIEL	Director	December 14, 2017
Bruce Krehbiel

/s/ DARYL HENZE	Director	December 14, 2017
Daryl Henze

/s/ ERIC PARTHEMORE	Director	December 14, 2017
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 14, 2017
William J. Dunaway	(Principal Financial and Accounting Officer)