Form 10-Q
period 2017-12-31
INTL FCSTONE INC.
filed 2018-02-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of February 5, 2018, there were 18,844,502 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2017	September 30, 2017
ASSETS
Cash and cash equivalents	$321.8	$314.9
Cash, securities and other assets segregated under federal and other regulations (including $16.5 and $54.5 at fair value at December 31, 2017 and September 30, 2017, respectively)	464.4	518.8
Collateralized transactions:
Securities purchased under agreements to resell	559.5	406.6
Securities borrowed	95.7	86.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties (including $53.7 and $204.7 at fair value at December 31, 2017 and September 30, 2017, respectively)	2,628.2	2,625.1
Receivables from customers, net	254.4	232.7
Notes receivable	10.6	10.6
Income taxes receivable	0.5	0.4
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $3.4 and $19.4 at December 31, 2017 and September 30, 2017, respectively)	2,055.9	1,731.8
Physical commodities inventory, net (including $142.7 and $73.2 at fair value at December 31, 2017 and September 30, 2017, respectively)	244.7	124.8
Deferred income taxes, net	22.9	42.6
Property and equipment, net	40.3	38.7
Goodwill and intangible assets, net	57.6	59.4
Other assets	52.4	50.4
Total assets	$6,808.9	$6,243.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.0 at fair value at September 30, 2017)	$111.5	$135.6
Payables to:
Customers	3,063.8	3,072.9
Broker-dealers, clearing organizations and counterparties (including $1.1 and $4.8 at fair value at December 31, 2017 and September 30, 2017, respectively)	197.1	125.7
Lenders under loans	422.9	230.2
Income taxes payable	7.9	7.3
Collateralized transactions:
Securities sold under agreements to repurchase	1,650.4	1,393.1
Securities loaned	108.8	111.1
Financial instruments sold, not yet purchased, at fair value	803.3	717.6
Total liabilities	6,365.7	5,793.5
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,931,720 issued and 18,809,763 outstanding at December 31, 2017 and 20,855,243 issued and 18,733,286 outstanding at September 30, 2017	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at December 31, 2017 and September 30, 2017	(46.3)	(46.3)
Additional paid-in capital	261.4	259.0
Retained earnings	254.6	261.5
Accumulated other comprehensive loss, net	(26.7)	(24.5)
Total stockholders' equity	443.2	449.9
Total liabilities and stockholders' equity	$6,808.9	$6,243.4
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2017	2016
Revenues:
Sales of physical commodities	$7,714.4	$5,896.0
Trading gains, net	85.8	83.0
Commission and clearing fees	77.8	69.2
Consulting, management, and account fees	16.6	15.7
Interest income	24.0	10.4
Other income	—	0.1
Total revenues	7,918.6	6,074.4
Cost of sales of physical commodities	7,706.0	5,888.9
Operating revenues	212.6	185.5
Transaction-based clearing expenses	36.9	33.6
Introducing broker commissions	31.1	28.7
Interest expense	14.3	8.9
Net operating revenues	130.3	114.3
Compensation and other expenses:
Compensation and benefits	77.2	70.6
Trading systems and market information	8.2	8.9
Occupancy and equipment rental	4.1	3.4
Professional fees	4.7	4.8
Travel and business development	3.5	3.6
Non-trading technology and support	3.1	2.9
Depreciation and amortization	2.7	2.4
Communications	1.4	1.2
Bad debts	1.1	2.5
Other	5.7	5.6
Total compensation and other expenses	111.7	105.9
Income before tax	18.6	8.4
Income tax expense	25.5	2.1
Net (loss) income	$(6.9)	$6.3
(Loss) earnings per share:
Basic	$(0.37)	$0.34
Diluted	$(0.37)	$0.34
Weighted-average number of common shares outstanding:
Basic	18,419,072	18,248,244
Diluted	18,419,072	18,484,995
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2017	2016
Net (loss) income	$(6.9)	$6.3
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2.2)	(0.9)
Other comprehensive loss	(2.2)	(0.9)
Comprehensive (loss) income	$(9.1)	$5.4

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(6.9)	$6.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2.7	2.4
Bad debts	1.1	2.5
Deferred income taxes	19.7	(3.5)
Amortization of debt issuance costs	0.3	1.2
Amortization of share-based compensation	1.6	0.8
Gain on sale of property and equipment	(0.6)	(0.3)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	24.2	148.3
Securities purchased under agreements to resell	(153.0)	(160.9)
Securities borrowed	(9.0)	—
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(14.2)	(151.4)
Receivables from customers, net	(54.0)	(11.4)
Notes receivable, net	—	(1.3)
Income taxes receivable	(0.4)	(1.3)
Financial instruments owned, at fair value	(292.0)	(129.6)
Physical commodities inventory, net	(121.0)	(88.6)
Other assets	(2.5)	(7.8)
Accounts payable and other accrued liabilities	(20.4)	(7.6)
Payables to customers	26.7	(35.3)
Payables to broker-dealers, clearing organizations and counterparties	69.6	(148.1)
Income taxes payable	0.9	4.0
Securities sold under agreements to repurchase	257.4	399.1
Securities loaned	(2.3)	—
Financial instruments sold, not yet purchased, at fair value	86.1	65.9
Net cash used in operating activities	(186.0)	(116.6)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(6.0)
Purchase of property and equipment	(3.2)	(3.0)
Net cash used in investing activities	(3.2)	(9.0)
Cash flows from financing activities:
Net change in payable to lenders under loans	192.9	130.0
Repayment of senior unsecured notes	—	(45.5)
Payments of note payable	(0.2)	(0.2)
Deferred payments on acquisitions	(2.3)	—
Debt issuance costs	(0.1)	(0.1)
Exercise of stock options	1.5	2.0
Withholding taxes on stock option exercises	(0.8)	—
Income tax benefit on stock options and awards	—	0.6
Net cash provided by financing activities	191.0	86.8
Effect of exchange rates on cash and cash equivalents	5.1	1.4
Net increase (decrease) in cash and cash equivalents	6.9	(37.4)
Cash and cash equivalents at beginning of period	314.9	316.2
Cash and cash equivalents at end of period	$321.8	$278.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.3	$7.6
Income taxes paid, net of cash refunds	$5.3	$2.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from asset acquisitions	$—	$6.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net loss				(6.9)		(6.9)
Other comprehensive loss					(2.2)	(2.2)
Exercise of stock options			0.8			0.8
Share-based compensation			1.6			1.6
Balances as of December 31, 2017	$0.2	$(46.3)	$261.4	$254.6	$(26.7)	$443.2
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC.
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

Reclassifications
During the quarter ended December 31, 2017, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the condensed consolidated income statements. Additionally, during the quarter ended December 31, 2017, the Company separately classified communications related expenses separately from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to our current period presentation. For the three months December 31, 2016, ‘Other’ expenses included $2.9 million of expenses that are now included within ‘Non-trading technology and support’ on the condensed consolidated income statements. For the three months ended December 31, 2016, ‘Trading systems and market information’ included $1.2 million of expenses that are now included within ‘Communications’ on the condensed consolidated income statements.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement instead of additional paid in capital. ASU 2016-09 also provides entities with the option to elect an accounting policy to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company in the first quarter of 2018 and the impact of the adoption resulted in the following:

•
During the three months ended December 31, 2017, the Company recognized excess tax benefits from stock-based compensation of $0.2 million within income tax expense on the condensed consolidated income statement and within net income on the condensed consolidated cash flow statement. Prior to adoption, the tax effect of stock-based awards would have been recognized in additional paid-in-capital on the condensed consolidated balance sheets and separately stated in the financing activities in the condensed consolidated cash flow statements. The Company has elected to adopt this guidance prospectively.

•
The Company has elected to estimate forfeitures of stock-based awards as they occur. The Company elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three months ended December 31, 2017. The Company has elected to adopt this guidance prospectively.

•
For the three months ended December 31, 2017, the Company has classified as a financing activity in the condensed consolidated cash flow statement $0.8 million of cash paid to taxing authorities for restricted stock shares withheld to satisfy statutory income tax withholding obligations. The retrospective application of this guidance had no impact on the condensed consolidated cash flow statement for the three months ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” Under ASU 2015-11, inventory that is measured using the first-in, first-out (FIFO), specific identification, or average cost methods should be measured at the lower of cost or net realizable value. This ASU does not impact inventory measurement under the last-in, first-out (LIFO) or retail inventory methods. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied prospectively. The Company adopted this ASU prospectively on the effective date of October 1, 2017. The adoption of this ASU has not had a material impact on our condensed consolidated financial statements.

Note 2 – Earnings (loss) per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings (loss) per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings (loss) are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities. Basic EPS has been computed by dividing net (loss) income by the weighted-average number of common shares outstanding.
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2017	2016
Numerator:
Net (loss) income	$(6.9)	$6.3
Less: Allocation to participating securities	—	(0.1)
Net (loss) income allocated to common stockholders	$(6.9)	$6.2
Denominator:
Weighted average number of:
Common shares outstanding	18,419,072	18,248,244
Dilutive potential common shares outstanding:
Share-based awards	—	236,751
Diluted weighted-average common shares	18,419,072	18,484,995
The dilutive effect of share-based awards is reflected in diluted earnings (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 489,721 and 914,453 shares of common stock for the three months ended December 31, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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

Level 3 - Valuation is generated from prices or valuation techniques that require an input that is both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources.
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
Fair value of financial and nonfinancial assets and liabilities that are carried on the Condensed Consolidated Balance Sheets at fair value on a recurring basis
Cash and cash equivalents reported at fair value on a recurring basis includes certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value.
Cash, securities and other assets segregated under federal and other regulations reported at fair value on a recurring basis include the value of pledged investments, primarily U.S. Treasury obligations and commodities warehouse receipts.
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and exchange-cleared OTC swaps and options determined by quoted prices on the applicable exchange.
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
Physical commodities inventory recorded at fair value on a recurring basis includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at net realizable value using spot prices. Precious metals inventory held by subsidiaries that are not broker-dealers are valued at fair value on a non-recurring basis. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and September 30, 2017.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2017 by level in the fair value hierarchy.

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$4.7	$—	$—	$—	$4.7
Commodities warehouse receipts	14.9	—	—	—	14.9
U.S. Treasury obligations	1.6	—	—	—	1.6
Securities and other assets segregated under federal and other regulations	16.5	—	—	—	16.5
U.S. Treasury obligations	219.1	—	—	—	219.1
"To be announced" (TBA) and forward settling securities	—	1.7	—	(0.6)	1.1
Foreign government obligations	—	6.2	—	—	6.2
Derivatives	3,068.1	188.7	—	(3,429.5)	(172.7)
Deposits with and receivables from broker-dealers, clearing organization and counterparties	3,287.2	196.6	—	(3,430.1)	53.7
Common and preferred stock, ADRs, and GDRs	30.5	3.4	0.1	—	34.0
Exchangeable foreign ordinary equities, ADRs, and GDRs	9.0	1.1	—	—	10.1
Corporate and municipal bonds	45.1	0.6	—	—	45.7
U.S. Treasury obligations	76.8	—	—	—	76.8
U.S. government agency obligations	—	587.7	—	—	587.7
Foreign government obligations	—	11.3	—	—	11.3
Agency mortgage-backed obligations	—	1,053.4	—	—	1,053.4
Asset-backed obligations	—	21.6	—	—	21.6
Derivatives	1.4	1,577.8	—	(1,444.3)	134.9
Commodities leases	—	178.9	—	(168.5)	10.4
Commodities warehouse receipts	56.1	—	—	—	56.1
Exchange firm common stock	8.9	—	—	—	8.9
Mutual funds and other	5.0	—	—	—	5.0
Financial instruments owned	232.8	3,435.8	0.1	(1,612.8)	2,055.9
Physical commodities inventory, net	142.7	—	—	—	142.7
Total assets at fair value	$3,683.9	$3,632.4	$0.1	$(5,042.9)	$2,273.5
Liabilities:
TBA and forward settling securities	—	1.7	—	(0.6)	1.1
Derivatives	3,169.6	212.5	—	(3,382.1)	—
Payable to broker-dealers, clearing organizations and counterparties	3,169.6	214.2	—	(3,382.7)	1.1
Common and preferred stock, ADRs, and GDRs	48.6	1.2	—	—	49.8
Exchangeable foreign ordinary equities, ADRs, and GDRs	10.2	—	—	—	10.2
Corporate and municipal bonds	0.3	—	—	—	0.3
U.S. Treasury obligations	404.6	—	—	—	404.6
U.S. government agency obligations	—	35.5	—	—	35.5
Agency mortgage-backed obligations	—	3.9	—	—	3.9
Derivatives	—	1,634.6	—	(1,385.3)	249.3
Commodities leases	—	186.4	—	(136.7)	49.7
Financial instruments sold, not yet purchased	463.7	1,861.6	—	(1,522.0)	803.3
Total liabilities at fair value	$3,633.3	$2,075.8	$—	$(4,904.7)	$804.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2017 by level in the fair value hierarchy.

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	21.0	—	—	—	21.0
U.S. Treasury obligations	33.5	—	—	—	33.5
Securities and other assets segregated under federal and other regulations	54.5	—	—	—	54.5
U.S. Treasury obligations	244.7	—	—	—	244.7
"To be announced" (TBA) and forward settling securities	—	8.8	—	—	8.8
Foreign government obligations	—	6.4	—	—	6.4
Derivatives	2,608.6	289.1	—	(2,952.9)	(55.2)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	2,853.3	304.3	—	(2,952.9)	204.7
Common and preferred stock, ADRs, and GDRs	31.2	3.4	0.1	—	34.7
Exchangeable foreign ordinary equities, ADRs, and GDRs	9.2	1.2	—	—	10.4
Corporate and municipal bonds	28.2	0.9	—	—	29.1
U.S. Treasury obligations	60.0	—	—	—	60.0
U.S. government agency obligations	—	368.9	—	—	368.9
Foreign government obligations	—	10.2	—	—	10.2
Agency mortgage-backed obligations	—	920.9	—	—	920.9
Asset-backed obligations	—	47.3	—	—	47.3
Derivatives	1.3	1,413.4	—	(1,252.6)	162.1
Commodities leases	—	174.1	—	(138.7)	35.4
Commodities warehouse receipts	38.5	—	—	—	38.5
Exchange firm common stock	8.3	—	—	—	8.3
Mutual funds and other	6.0	—	—	—	6.0
Financial instruments owned	182.7	2,940.3	0.1	(1,391.3)	1,731.8
Physical commodities inventory, net	73.2	—	—	—	73.2
Total assets at fair value	$3,167.5	$3,244.6	$0.1	$(4,344.2)	$2,068.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.0	$—	$1.0
TBA and forward settling securities	—	4.9	—	(0.1)	4.8
Derivatives	2,476.2	292.8	—	(2,769.0)	—
Payable to broker-dealers, clearing organizations and counterparties	2,476.2	297.7	—	(2,769.1)	4.8
Common and preferred stock, ADRs, and GDRs	33.7	0.7	—	—	34.4
Exchangeable foreign ordinary equities, ADRs, and GDRs	10.3	0.2	—	—	10.5
Corporate and municipal bonds	0.3	—	—	—	0.3
U.S. Treasury obligations	285.9	—	—	—	285.9
U.S. government agency obligations	—	27.9	—	—	27.9
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	1,427.2	—	(1,110.2)	317.0
Commodities leases	—	191.1	—	(149.6)	41.5
Financial instruments sold, not yet purchased	330.2	1,647.2	—	(1,259.8)	717.6
Total liabilities at fair value	$2,806.4	$1,944.9	$1.0	$(4,028.9)	$723.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘interest income’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in Level 3 of the fair value hierarchy as of December 31, 2017 and September 30, 2017 are summarized below:

(in millions)	December 31, 2017	September 30, 2017
Total Level 3 assets	$0.1	$0.1
Level 3 assets for which the Company bears economic exposure	$0.1	$0.1
Total assets	$6,808.9	$6,243.4
Total assets at fair value	$2,273.5	$2,068.0
Total Level 3 assets as a percentage of total assets	—%	—%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	—%	—%
Total Level 3 assets as a percentage of total financial assets at fair value	—%	—%
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three months ended December 31, 2017 and 2016, including a summary of unrealized gains (losses) during the respective periods on the Company’s Level 3 financial assets and liabilities still held as of December 31, 2017.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.1	$—	$—	$—	$—	$—	$0.1
	$0.1	$—	$—	$—	$—	$—	$0.1

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.2	$—	$—	$—	$—	$—	$0.2
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$—	$—	$(3.0)	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$—	$—	$—	$—	$0.8
The Company is required to make additional future cash payments based on certain financial performance measures of an acquired business. The Company was required to remeasure the fair value of contingent consideration arrangements on a recurring basis. As of September 30, 2017, the Company had classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. The estimated fair value of the earn-outs was based upon management-developed earnings forecasts for the remaining contingency period, which was a Level 3 input in the fair value hierarchy. The fair value of the contingent consideration increased by less than $0.1 million during the three months ended December 31, 2017 and 2016 with the corresponding amount classified as ‘other’ in the condensed consolidated income statements. The contingency period for the contingent consideration arrangements ended as of December 31, 2017. The accrued balance of $1.0 million is included within ‘accounts payable and other accrued liabilities’ on the condensed consolidated balance sheet at an amount approximating fair value with the final payment due in February 2018.

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of Levels 1, 2, and 3 during the three months ended December 31, 2017 and 2016.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2017 and September 30, 2017 was not carried at fair value in accordance with U.S. GAAP on our Condensed Consolidated Balance Sheets:
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
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2017 and September 30, 2017 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2017. The total financial instruments sold, not yet purchased of $803.3 million and $717.6 million as of December 31, 2017 and September 30, 2017, respectively, includes $249.3 million and $317.0 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of December 31, 2017 and September 30, 2017.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’, ‘Financial instruments owned, at fair value’, ‘Financial instruments sold, not yet purchased, at fair value’ and ‘Payables to broker-dealers, clearing organizations and counterparties’.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2017 and September 30, 2017. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2017		September 30, 2017
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,515.9	$2,660.1	$2,094.2	$1,975.0
OTC commodity derivatives	1,208.9	1,270.9	1,084.0	1,110.3
Exchange-traded foreign exchange derivatives	53.0	32.3	66.0	52.0
OTC foreign exchange derivatives	533.4	530.8	618.5	609.8
Exchange-traded interest rate derivatives	203.1	234.8	228.4	203.6
OTC interest rate derivatives	24.2	24.2	—	—
Exchange traded equity index derivatives	297.5	263.6	221.3	245.4
TBA and forward settling securities	1.7	1.7	8.8	4.9
Gross fair value of derivative contracts	4,837.7	5,018.4	4,321.2	4,201.0
Impact of netting and collateral	(4,874.4)	(4,768.0)	(4,205.5)	(3,879.2)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties’	$(171.6)		$(46.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$134.9		$162.1
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$1.1		$4.8
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$249.3		$317.0

(1)	As of December 31, 2017 and September 30, 2017, the Company’s derivative contract volume for open positions were approximately 6.8 million and 6.1 million contracts, respectively.
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

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of December 31, 2017 and September 30, 2017, these transactions are summarized as follows:

	December 31, 2017		September 30, 2017
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.9	$525.4	$—	$51.3
Unrealized loss on TBA securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.1)	$203.1	$(2.9)	$1,236.8
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.5	$(554.8)	$5.8	$(1,881.9)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(1.4)	$(1,041.7)	$(0.1)	$(404.1)
Unrealized gain (loss) on forward settling securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.3	$240.2	$(2.0)	$882.9
Unrealized (loss) gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.2)	$(107.6)	$3.0	$(590.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2017 and 2016 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘Trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2017	2016
Commodities	$7.7	$4.9
Foreign exchange	2.3	1.2
Interest rate	0.4	(1.0)
TBA and forward settling securities	(0.4)	13.4
Net gains from derivative contracts	$10.0	$18.5
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2017 and September 30, 2017 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from customers was $7.6 million as of December 31, 2017 and September 30, 2017. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was$48.1 million and $47.0 million as of December 31, 2017 and September 30, 2017, respectively.
During the three months ended December 31, 2017, the Company recorded bad debt expense of $1.1 million, primarily related to the Company’s Physical Commodities segment. During the three months ended December 31, 2017, the Company recorded an additional provision related to a bad debt in the physical coal business for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017.
During the three months ended December 31, 2016, the Company recorded bad debt expense of $2.5 million. The provision for bad debts was primarily related to $2.5 million of LME Metals customer deficits in the Company’s Commercial Hedging segment.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	December 31, 2017	September 30, 2017
Physical Ag & Energy(1)	$125.1	$65.1
Precious metals - held by broker-dealer subsidiary(2)	20.1	13.3
Precious metals - held by non-broker-dealer subsidiaries(3)	99.5	46.4
Physical commodities inventory	$244.7	$124.8
(1) Physical Ag & Energy maintains agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the condensed consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also maintains energy related inventory, primarily kerosene, which is valued at the lower of cost or net realizable value.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.

The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $1.3 million and $0.7 million as of December 31, 2017 and September 30, 2017, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	December 31, 2017	September 30, 2017
Commercial Hedging	$30.3	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	6.9	7.7
Goodwill	$45.9	$47.1
The Company recorded $1.2 million in foreign exchange revaluation adjustments on goodwill for the three months ended December 31, 2017.
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2017			September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	2.7	(2.5)	0.2	2.7	(2.5)	0.2
Customer base	20.0	(8.5)	11.5	20.0	(7.9)	12.1
Total intangible assets	$22.7	$(11.0)	$11.7	$22.7	$(10.4)	$12.3
Amortization expense related to intangible assets was $0.6 million and $0.7 million for the three months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2018 (remaining nine months)	$1.6
Fiscal 2019	2.2
Fiscal 2020	2.0
Fiscal 2021	1.9
Fiscal 2022 and thereafter	4.0
$11.7
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

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial, Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

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

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial, Inc. may borrow up to $50.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement. There were $32.1 million and $23.0 million in borrowings outstanding under this credit facility at December 31, 2017, and September 30, 2017, respectively.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial, Inc. may borrow for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. As of December 31, 2017, there were $37.0 million in borrowings outstanding under this credit facility and no borrowings outstanding as of September 30, 2017.

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial, Inc. may borrow up to $100.0 million for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. There were $2.0 million and $11.0 million in borrowings outstanding under this credit facility at December 31, 2017, and September 30, 2017, respectively.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of December 31, 2017 and September 30, 2017:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2017	September 30, 2017
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$210.0	$150.0
INTL FCStone Financial, Inc.	None	April 5, 2018	75.0	36.5	—
FCStone Merchants Services, LLC	Certain commodities assets	May 1, 2018	170.0	103.5	44.2
INTL FCStone Ltd.	None	November 7, 2018	25.0	—	—
			$532.0	350.0	194.2

Uncommitted Credit Facilities
INTL FCStone Financial, Inc.	Commodities warehouse receipts and certain pledged securities	n/a	$—	$71.1	$34.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	$—	$—	$—

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				1.8	2.0
Total indebtedness				$422.9	$230.2

As reflected above, $270.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace this facility when it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2017, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the customers sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $1.8 million and $0.8 million as of December 31, 2017 and September 30 2017, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2017, financial instruments owned, at fair value of $3.4 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheet.
The Company also has repledged securities borrowed and securities held on behalf of correspondent brokers to collateralize securities loaned agreements with a fair value of $101.9 million as of December 31, 2017.
In addition, as of December 31, 2017, the Company pledged financial instruments owned, at fair value of $1,687.3 million as collateral for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral.
At December 31, 2017, the Company has accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2017, was $819.0 million of which $472.8 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements. At December 31, 2017, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.

The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2017 and September 30, 2017 (in millions):

	December 31, 2017
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,121.4	$239.0	$290.0	—	$1,650.4
Securities loaned	108.8	—	—	—	108.8
Gross amount of secured financing	$1,230.2	$239.0	$290.0	$0.0	$1,759.2

	September 30, 2017
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$640.2	$432.9	$320.0	—	$1,393.1
Securities loaned	111.1	—	—	—	111.1
Gross amount of secured financing	$751.3	$432.9	$320.0	—	$1,504.2
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2017 and September 30, 2017 (in millions):

Securities sold under agreements to repurchase:	December 31, 2017	September 30, 2017
U.S. Treasury obligations	$3.2	$7.0
U.S. government agency obligations	358.2	332.6
Asset-backed obligations	75.0	36.4
Agency mortgage-backed obligations	1,214.0	1,017.1
Total securities sold under agreements to repurchase	$1,650.4	$1,393.1

Securities loaned:
Common stock	108.8	111.1
Total securities loaned	108.8	111.1
Gross amount of secured financing	$1,759.2	$1,504.2
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
As of December 31, 2017 and September 30, 2017, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings as compared to September 30, 2017.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2017, the Company had $0.7 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2017, as follows:

(in millions)				As of December 31, 2017
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$136.1	$74.2
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,256.9	$2,204.4
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$164.4	$147.8
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$12.0	$—
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$10.7	$10.2
INTL Custody & Clearing Soluntions Inc.	SEC	United States	Net capital	$1.7	$0.1
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$4.2	$0.3
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$191.8	$90.2
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$113.8	$113.8
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$191.1	$90.2
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$12.6	$0.5
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.5	$0.2
INTL Gainvest S.A.	CNV	Argentina	Net capital	$3.0	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$5.0	$0.9
INTL CIBSA S.A.	CNV	Argentina	Net capital	$1.7	$0.5
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2017, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three months ended December 31, 2017 and 2016 consisted of the following:

	Three Months Ended December 31,
(in millions)	2017	2016
Insurance	$0.6	$0.5
Advertising, meetings and conferences	0.9	0.9
Office supplies and printing	0.4	0.6
Other clearing related expenses	0.5	0.4
Other non-income taxes	1.2	1.1
Other	2.1	2.1
Total other expenses	$5.7	$5.6

Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2017.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2017	$(21.5)	$(3.0)	$(24.5)
Other comprehensive loss, net of tax	(2.2)	—	(2.2)
Balances as of December 31, 2017	$(23.7)	$(3.0)	$(26.7)

Note 15 – Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management uses an estimated annual effective tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company will compute its income tax expense (benefit) for the September 30, 2018 tax year using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. For the three months ended December 31, 2017, the Company recorded tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of certain deferred tax assets and liabilities. The Tax Reform also includes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million. The Company continues to gather additional information to more precisely compute the amount of the transition tax.
The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Reform.
While the Company can make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions the Company may take.
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (GILTI), (3) limitations on the utilization of net operating losses generated after December 31, 2017 to 80 percent of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (BEAT), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of certain executive compensation.
Effects of tax law changes where a reasonable estimate of the accounting effects has not yet been made include additional limitations on certain meals and entertainment expenses and the unlimited carryforward of net operating losses. The Company has also not yet determined the potential tax impact of provisions that are not yet effective, such as GILTI, BEAT, elimination of U.S. tax on dividends of future foreign earnings, and a limitation of the utilization of net operating losses generated after fiscal 2018 to 80 percent of taxable income per tax year. The Company expects to make the policy election to treat GILTI as a period expense in the fiscal year ending September 30, 2018.
Current and Prior Period Tax Expense
Income tax expense of $25.5 million and $2.1 million for the three months ended December 31, 2017 and 2016, respectively, reflect estimated federal, foreign, state and local taxes. The Company recorded discrete expense of $20.9 million related to the Tax Reform. Tax expense, excluding the discrete expense related to the Tax Reform, was $4.6 million.
For the three months ended December 31, 2017 and 2016, the Company’s effective tax rate was 137% and 25%, respectively. The discrete expense of $20.9 million related to tax reform, increased the effective tax rate by 112%. The effective rate for the first quarter of 2018 was 24.5%, excluding the impacts of the Tax Reform. The Company’s effective tax rate decreased 1.2% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. See Note 1 for more information regarding the adoption of ASU 2016-09. The effective rate during the first quarter of fiscal year 2017 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
The valuation allowance for deferred tax assets as of December 31, 2017 and September 30, 2017 was $4.5 million and $4.0 million, respectively. The valuation allowances as of December 31, 2017 and September 30, 2017 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income (losses) for the fiscal years ended September 30, 2017, 2016, and 2015 of $(24.7) million, $(9.7) million and $16.5 million, respectively. The differences between actual levels of past taxable income (losses) and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $5.5 million that are scheduled to reverse from 2018 to 2020 and $2.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 5 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimates in future periods could result in adjustments to the valuation allowance.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2017 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2016 to September 30, 2017. In Brazil, the Company has open tax years ranging from December 31, 2012 through December 31, 2017. In Argentina, the Company has open tax years ranging from September 30, 2010 to September 30, 2017. In Singapore, the Company has open tax years ranging from September 30, 2012 to September 30, 2017.

Note 16 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Market-Making, Debt Trading, Investment Banking, and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-traded Futures & Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management, and Derivative Voice Brokerage)
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
Inter-segment revenues, charges, receivables and payables are eliminated upon consolidation, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the securities business. The foreign exchange trading business competes for this business as it does any other business. If its rates are not competitive, the securities businesses buy or sell their foreign currency through other market counterparties.
On a recurring basis, the Company sweeps excess cash from certain U.S. operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2017	2016
Total revenues:
Commercial Hedging	$61.5	$57.5
Global Payments	24.6	23.1
Securities	43.0	37.4
Physical Commodities	7,716.6	5,898.7
Clearing and Execution Services	72.2	63.6
Corporate unallocated	0.7	(5.9)
Total	$7,918.6	$6,074.4
Operating revenues (loss):
Commercial Hedging	$61.5	$57.5
Global Payments	24.6	23.1
Securities	43.0	37.4
Physical Commodities	10.6	9.8
Clearing and Execution Services	72.2	63.6
Corporate unallocated	0.7	(5.9)
Total	$212.6	$185.5
Net operating revenues (loss):
Commercial Hedging	$49.1	$45.6
Global Payments	23.0	20.6
Securities	23.5	25.1
Physical Commodities	8.4	8.1
Clearing and Execution Services	27.4	24.1
Corporate unallocated	(1.1)	(9.2)
Total	$130.3	$114.3
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$36.5	$33.4
Global Payments	18.4	16.4
Securities	17.8	19.8
Physical Commodities	5.6	5.8
Clearing and Execution Services	20.5	18.0
Total	$98.8	$93.4
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$21.1	$15.4
Global Payments	14.6	13.2
Securities	11.0	12.9
Physical Commodities	1.1	3.0
Clearing and Execution Services	10.5	5.7
Total	$58.3	$50.2
Reconciliation of segment income to income before tax:
Segment income	$58.3	$50.2
Net costs not allocated to operating segments	39.7	41.8
Income before tax	$18.6	$8.4

(in millions)	As of December 31, 2017	As of September 30, 2017
Total assets:
Commercial Hedging	$1,533.3	$1,650.3
Global Payments	188.2	199.5
Securities	2,569.1	2,101.7
Physical Commodities	414.7	339.5
Clearing and Execution Services	2,005.1	1,818.9
Corporate unallocated	98.5	133.5
Total	$6,808.9	$6,243.4

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

Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will compute our income tax expense (benefit) for the September 30, 2018 tax year using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. The Tax Reform also imposes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries.
Our accounting for certain elements of the Tax Reform is incomplete. However, as of December 31, 2017, we can determine a reasonable estimate for certain effects of the Tax Reform and have recorded an estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and liabilities resulted in a $8.9 million discrete tax expense, which increased the effective tax rate by 48% in the first quarter of fiscal 2018. The provisional remeasurement amount is expected to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.
To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. We can make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million, which increased the effective tax rate by 64% in the three months ended December 31, 2017. We continue to gather additional information to more precisely compute the amount of the transition tax.
While we can make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take.
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (GILTI), (3) limitations on the utilization of net operating losses generated after December 31, 2017 to 80 percent of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (BEAT), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of certain executive compensation.
Executive Summary
We achieved record operating revenues of $212.6 million in the first quarter of fiscal 2018, representing 15% growth over the prior year. This resulted in income before tax of $18.6 million which is one of our strongest ever first quarters of a fiscal year and represented a 121% increase over the prior year. We achieved growth in operating revenues in all of our operating segments, despite difficult market conditions, in particular continued low market volatility in most of our key markets and low commodity prices.
For the first quarter of fiscal 2018, we recorded a net loss of $6.9 million, or $0.37 per share, which included an estimated one-time charge of $20.9 million, or $1.12 per share, related to the enactment of the Tax Reform. As noted above, this charge is comprised of $8.9 million related to the re-measurement of our deferred tax assets and liabilities arising from a lower U.S. corporate tax rate and shift to a territorial tax regime, and $12.0 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries. These charges were largely offset by deferred tax assets and thus will not result in a significant increase in cash taxes paid. Excluding the impact of Tax Reform, net income of $14.0 million increased 122% versus the prior year period.
The growth in operating revenues was led by our Clearing and Execution Services, which increased $8.6 million versus the prior year, while our Securities and Commercial Hedging segments added $5.6 million and $4.0 million, respectively. The Global Payments segment increased operating revenues by $1.5 million while Physical Commodities added $0.8 million.
Overall, segment income increased 16%, or $8.1 million with the Commercial Hedging and Clearing and Execution Services (“CES”) segment adding $5.7 million and $4.8 million respectively. In addition, Global Payments segment income increased $1.4 million versus the prior year period. Partially offsetting these increases, our Securities and Physical Commodities segments each declined $1.9 million versus the prior year period.
Commercial Hedging segment income increased 37%, primarily as a result of an increase in both OTC revenues and interest income as well as a $2.6 million decline in non-variable direct expenses. The prior year period included a $2.5 million bad debt expense in our LME metals business.
CES segment income increased 84%, primarily as a result of the increase in operating revenue as well as a $2.3 million decline in non-variable direct expenses. The decline in non-variable expenses, most notable in compensation and benefits as well as trade system costs were a result of cost savings initiatives in our FX Prime Brokerage, Correspondent Clearing and Derivative Voice Brokerage businesses.

Global Payments segment income increased 11%, primarily as a result of the increase in operating revenues, driven by a 7% increase in the number of payments made combined while maintaining a steady average revenue per payment versus the prior year period as well as a $0.9 million decline in introducing broker commissions.
While Physical Commodities segment operating revenues increased 8%, this was tempered by a $1.3 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries. In addition, we recorded a $1.0 million bad debt expense and $0.5 million in professional fees related to our exit of the physical coal business. Securities segment income declined 15%, primarily as a result of a $5.4 million increase in interest expense in our Debt Trading business as well as a $1.5 million increase in transaction-based clearing expenses in our Equity Market-Making business.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in the current period which was flat with the prior year period. Non-variable expenses increased 5%, or $3.4 million year-over-year, primarily as a result of an increase in non-variable compensation and benefits.
Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Below is a discussion of the results of our operations, as viewed by management, for the three months ended December 31, 2017 and 2016.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Revenues:
Sales of physical commodities	$7,714.4	31%	$5,896.0
Trading gains, net	85.8	3%	83.0
Commission and clearing fees	77.8	12%	69.2
Consulting, management, and account fees	16.6	6%	15.7
Interest income	24.0	131%	10.4
Other income	—	(100)%	0.1
Total revenues	7,918.6	30%	6,074.4
Cost of sales of physical commodities	7,706.0	31%	5,888.9
Operating revenues	212.6	15%	185.5
Transaction-based clearing expenses	36.9	10%	33.6
Introducing broker commissions	31.1	8%	28.7
Interest expense	14.3	61%	8.9
Net operating revenues	130.3	14%	114.3
Compensation and benefits	77.2	9%	70.6
Bad debts	1.1	(56)%	2.5
Other expenses	33.4	2%	32.8
Total compensation and other expenses	111.7	5%	105.9
Income before tax	18.6	121%	8.4
Income tax expense	25.5	1,114%	2.1
Net (loss) income	$(6.9)	n/m	$6.3

Balance Sheet information:	December 31, 2017	% Change	December 31, 2016
Total assets	$6,808.9	8%	$6,290.7
Payables to lenders under loans	$422.9	35%	$312.6
Stockholders’ equity	$443.2	—%	$442.6

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2017	% Change	2016
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	25,862.1	7%	24,112.7
OTC (contracts, 000’s)	327.9	9%	301.8
Global Payments (# of payments, 000’s)	156.3	7%	146.6
Gold equivalent ounces traded (000’s)	33,503.1	38%	24,329.2
Equity Market-Making (gross dollar volume, millions)	$24,734.3	11%	$22,355.3
Debt Trading (gross dollar volume, millions)	$33,233.7	1%	$33,045.6
FX Prime Brokerage volume (U.S. notional, millions)	$114,302.0	(33)%	$169,872.6
Average assets under management in Argentina (U.S. dollar, millions)	$473.7	(7)%	$509.8
Average customer equity - futures and options (millions)	$2,125.8	2%	$2,078.1
Operating Revenues
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues increased 15% to a record $212.6 million in the first quarter compared to $185.5 million in the prior year. All operating segments recorded growth in operating revenues, led by our Clearing and Execution Services and Securities segments, which increased $8.6 million and $5.6 million, respectively. In addition, the Commercial Hedging segment added $4.0 million in operating revenues versus the prior year, while Global Payments and Physical Commodities added $1.5 million and $0.8 million, respectively.
The prior year period included a $5.6 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy, while the first quarter of fiscal 2018 included no unrealized gains/losses on this program as all interest rate swaps and U.S. Treasury notes had been liquidated during fiscal 2017. On a segment basis, these unrealized gains and losses are reported in the Corporate unallocated segment.
Operating revenues in our CES segment increased 14% to $72.2 million in the first quarter, primarily as a result of 29% growth in Exchange-traded Futures & Options revenues, to $35.9 million, driven by increases in contract volumes, the average rate per contract earned and interest income. Our Independent Wealth Management business added $1.2 million versus the prior year and Derivative Voice Brokerage added $0.6 million. These increases were tempered by a $0.8 million decline in FX Prime Brokerage operating revenues as well as a $0.4 million decline in our Correspondent Clearing business.
Operating revenues in our Securities segment increased 15% to $43.0 million in the first quarter compared to the prior year. The Equity Market-Making business added $2.3 million, as the gross dollar volume traded increased 11% as a result of the on-boarding of new customers and increased market share. Operating revenues in our Debt Trading business increased $4.3 million versus the prior year, with increases in our domestic institutional fixed income, Argentina and municipal securities businesses. Asset Management operating revenues declined $0.9 million as compared to the prior year period as a result of a 7% decline of average assets under management.
Operating revenues in Commercial Hedging increased 7%, compared to the prior year to $61.5 million as a result of a $4.6 million increase in OTC revenues and a $1.9 million increase in interest income. These increases were tempered by lower exchange-traded revenues which declined $2.5 million. OTC revenues increased as a result of both a 9% increase in customer OTC volumes and a 22% increase in the average rate per contract, primarily in agricultural commodities. Exchange-traded revenues declined primarily as a result of a 13% decline in the average rate per contract, which more than offset a 7% increase in exchange-traded contract volume.
Operating revenues in our Global Payments segment increased 6% in the first quarter to $24.6 million, as a result of a 7% increase in the number of global payments made while the average revenue per trade was stable with the prior year period.
Our Physical Commodity segment operating revenues increased 8% to $10.6 million, primarily as a result of a $0.9 million increase in Physical Ag & Energy operating revenues, which was partially offset by a $0.1 million decline in Precious Metals operating revenues. Precious metals in the first quarter include a $1.3 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Interest income increased $13.6 million to $24.0 million in the first quarter as compared to prior year as a result of the effect of increases in short term interest rates on first quarter performance as well as a $4.6 million unrealized loss on U.S Treasury notes in the prior year period. Our Securities segment increased $4.6 million in the first quarter over the prior year. In addition, average customer equity in the Financial Ag & Energy and Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 2% to $2.1 billion in the first quarter compared to the prior year, which combined with the increases in short-term interest rates resulted in an aggregate $3.7 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Transaction-based clearing expenses: Transaction-based clearing expenses increased 10% to $36.9 million in the first quarter compared to $33.6 million in the prior year, and were 17% of operating revenues in the first quarter compared to 18% in the prior year. The increase in expense is related to higher volumes in our Financial Ag & Energy and Exchange-Traded Futures & Options components.
Introducing broker commissions: Introducing broker commissions increased 8% to $31.1 million in the first quarter compared to $28.7 million in the prior year, and were 15% of operating revenues in the first quarter as well as in the prior year. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-Traded Futures & Options and Independent Wealth Management components, partially offset by lower costs in Global Payments.
Interest expense: Interest expense increased 61% to $14.3 million in the first quarter compared to $8.9 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $3.6 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options component, as well as higher costs related to our stock lending business started up during fiscal 2017 in our Equity Market-Making business. Additionally, higher average borrowings outstanding on the credit facilities available for working capital needs resulted in increased expense.
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
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Net operating revenues increased $16.0 million, or 14%, to $130.3 million in the first quarter compared to $114.3 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$40.3	12%	$36.1
Variable compensation and benefits	36.9	7%	34.5
	77.2	9%	70.6
Other non-compensation expenses:
Trading systems and market information	8.2	(8)%	8.9
Occupancy and equipment rental	4.1	21%	3.4
Professional fees	4.7	(2)%	4.8
Travel and business development	3.5	(3)%	3.6
Non-trading technology and support	3.1	7%	2.9
Depreciation and amortization	2.7	13%	2.4
Communications	1.4	17%	1.2
Bad debts	1.1	(56)%	2.5
Other expense	5.7	2%	5.6
	34.5	(2)%	35.3
Total compensation and other expenses	$111.7	5%	$105.9

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Compensation and Other Expenses: Compensation and other expenses increased $5.8 million, or 5%, to $111.7 million in the first quarter compared to $105.9 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 9% to $77.2 million in the first quarter compared to $70.6 million in the prior year. Total compensation and benefits were 36% of operating revenues in the first quarter compared to 38% in the prior year. The variable portion of compensation and benefits increased by 7% to $36.9 million in the first quarter compared to $34.5 million in the prior year. Variable compensation and benefits were 28% of net operating revenues in the first quarter compared to 30% in the prior year. Administrative, centralized operations and executive incentive compensation was $4.3 million in the first quarter compared to $4.4 million in the prior year.
The fixed portion of compensation and benefits increased 12% to $40.3 million in the first quarter compared to $36.1 million in the prior year. Non-variable salaries increased $1.3 million, or 5%, primarily due to the increased headcount across operations and administrative areas. Employee benefits, excluding share-based compensation, increased $1.3 million in the first quarter, primarily related to increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.6 million in the first quarter compared to $0.8 million in the prior year. The number of employees decreased 1% to 1,595 at the end of the first quarter compared to 1,607 at the beginning of the first quarter. The number of employees at the end of the prior year period was 1,542.
Other Non-Compensation Expenses: Other non-compensation expenses decreased 2% to $34.5 million in the first quarter compared to $35.3 million in the prior year. Trade systems and market information decreased $0.7 million, as trade system costs decreased $1.0 million, primarily within Clearing and Execution Services, partially offset by higher market information costs associated with growth across businesses. Occupancy and equipment rental increased $0.7 million, primarily related to leased office space and related property charges. Depreciation and amortization increased $0.3 million, primarily related to depreciation of the new trading system for certain over-the-counter commodities business activities during the fourth quarter of 2017.
Bad debts decreased $1.4 million over the prior year. During the first quarter, we recorded additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. The expense relates to reimbursement for demurrage and other charges related to contracts with delivery dates during the first quarter of 2018. During the prior year, bad debt expense was $2.5 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment.
Provision for Taxes: The effective income tax rate was 137% in the first quarter compared to 25% in the prior year. The discrete expense of $20.9 million related to the Tax Act, increased the effective tax rate by 112%. The effective rate for the first quarter of 2018 was 24.5%, excluding the impacts of the Tax Act. The effective tax rate decreased 1.2% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. The effective rate during the first quarter of fiscal year 2017 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$16.5	29%	$12.8
Variable compensation and benefits	3.8	(5)%	4.0
	20.3	21%	16.8
Other non-compensation expenses:
Communication and data services	0.6	—%	0.6
Occupancy and equipment rental	4.1	21%	3.4
Professional fees	2.8	8%	2.6
Travel and business development	0.8	(20)%	1.0
Non-trading technology and support	2.5	25%	2.0
Depreciation and amortization	2.2	10%	2.0
Communications	1.3	18%	1.1
Bad debts	—	—%	—
Other expense	4.0	29%	3.1
	18.3	16%	15.8
Total compensation and other expenses	$38.6	18%	$32.6
Total unallocated costs and other expenses increased $6.0 million to $38.6 million in the first quarter compared to $32.6 million in the prior year. Compensation and benefits increased $3.5 million, or 21% to $20.3 million in the first quarter compared to $16.8 million in the prior year.
During the first quarter, the increase in fixed compensation and benefits is primarily related to higher salary expense due to headcount increases in several administrative departments, and increased share-based costs and long-term incentive costs for executive management.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2017	% of Total	2016	% of Total
Variable compensation and benefits	$36.9	21%	$34.5	21%
Transaction-based clearing expenses	36.9	21%	33.6	20%
Introducing broker commissions	31.1	16%	28.7	17%
Total variable expenses	104.9	58%	96.8	58%
Fixed compensation and benefits	40.3	22%	36.1	21%
Other fixed expenses	33.4	19%	32.8	20%
Bad debts	1.1	1%	2.5	1%
Total non-variable expenses	74.8	42%	71.4	42%
Total non-interest expenses	$179.7	100%	$168.2	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2017 and 2016, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 58% in the first quarter as well as in the prior year.

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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2017	% of Operating Revenues	2016	% of Operating Revenues
Sales of physical commodities	$7,714.4		$5,896.0
Trading gains, net	83.7		83.2
Commission and clearing fees	77.7		69.1
Consulting, management, and account fees	16.1		15.4
Interest income	26.0		16.6
Other	—		—
Total revenues	7,917.9		6,080.3
Cost of sales of physical commodities	7,706.0		5,888.9
Operating revenues	211.9	100%	191.4	100%
Transaction-based clearing expenses	36.3	17%	33.1	17%
Introducing broker commissions	31.1	15%	28.7	15%
Interest expense	13.1	6%	6.1	3%
Net operating revenues	131.4		123.5
Variable direct compensation and benefits	32.6	15%	30.1	16%
Net contribution	98.8		93.4
Non-variable direct expenses	40.5	19%	43.2	23%
Segment income	$58.3		$50.2

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Net contribution for all of our business segments increased 6% to $98.8 million in the first quarter compared to $93.4 million in the prior year. Segment income increased 16% to $58.3 million in the first quarter compared to $50.2 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	28.5	8%	26.5
Commission and clearing fees	25.1	—%	25.0
Consulting, management, and account fees	3.7	—%	3.7
Interest income	4.2	83%	2.3
Other	—	—%	—
Total revenues	61.5	7%	57.5
Cost of sales of physical commodities	—	—	—
Operating revenues	61.5	7%	57.5
Transaction-based clearing expenses	7.8	10%	7.1
Introducing broker commissions	4.3	(9)%	4.7
Interest expense	0.3	200%	0.1
Net operating revenues	49.1	8%	45.6
Variable direct compensation and benefits	12.6	3%	12.2
Net contribution	36.5	9%	33.4
Non-variable direct expenses	15.4	(14)%	18.0
Segment income	$21.1	37%	$15.4
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended December 31,
	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$16.7	(3)%	$17.2
Energy and renewable fuels	2.0	54%	1.3
LME metals	11.7	(26)%	15.8
Other	3.1	82%	1.7
	$33.5	(7)%	$36.0
Selected data:
Futures and options (contracts, 000’s)	6,212.5	7%	5,820.6
Average rate per contract	$5.31	(13)%	$6.10
Average customer equity - futures and options (millions)	$878.2	(7)%	$949.0

	OTC
	Three Months Ended December 31,
	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$15.1	62%	$9.3
Energy and renewable fuels	3.0	(29)%	4.2
Other	2.0	—%	2.0
	$20.1	30%	$15.5
Selected data:
Volume (contracts, 000’s)	327.9	9%	301.8
Average rate per contract	$58.55	22%	$47.80
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues increased 7% to $61.5 million in the first quarter compared to $57.5 million in the prior year. Exchange-traded revenues decreased 7%, to $33.5 million in the first quarter, resulting primarily from a decline LME metals transactional revenues which had a strong performance in the prior year period driven by increased market volatility. In addition, agricultural revenues declined modestly as a result of lower customer activity driven by low agricultural prices. The declines were partially offset by growth in energy and renewable fuels and an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other” category above. Energy and renewable fuels experienced strong volume growth from the addition of new institutional customers, albeit this new business was at a lower rate per contract as compared to our agricultural business. Overall exchange-traded contract volumes increased 7%, driven by the increases in energy and renewable fuels and omnibus relationships, however the lower rate per contract associated with both of these volumes drove a 13% decline versus the prior year in the average rate per contract to $5.31.
OTC revenues increased 30%, to $20.1 million in the first quarter, driven by both a 9% increase in OTC volumes and a 22% increase in the average rate per contract decreasing compared to the prior year. These increases were driven by increases in Brazilian grain activity as well as increased activity in food service, dairy and cotton. These increases were offset by lower coffee and energy and renewable fuels revenues.
Consulting, management, and account fees were flat with the prior year, while interest income, increased 83%, to $4.2 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates, as average customer equity declined 7% versus the prior year to $878.2 million in the first quarter.
Segment income increased to $21.1 million in the first quarter compared to $15.4 million in the prior year, primarily as a result of the increase in operating revenues and a $2.5 million decline in bad debt expense. The prior year period included $2.5 million in bad debt expense in our LME metals business. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 40% compared to 42% in the prior year, primarily as the result of the increase in interest income which has no associated variable expenses.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	23.7	5%	22.6
Commission and clearing fees	0.9	80%	0.5
Consulting, management, account fees	—	—	—
Interest income	—	—	—
Other income	—	—	—
Total revenues	24.6	6%	23.1
Cost of sales of physical commodities	—	—	—
Operating revenues	24.6	6%	23.1
Transaction-based clearing expenses	1.2	—%	1.2
Introducing broker commissions	0.4	(69)%	1.3
Interest expense	—	—	—
Net operating revenues	23.0	12%	20.6
Variable direct compensation and benefits	4.6	10%	4.2
Net contribution	18.4	12%	16.4
Non-variable direct expenses	3.8	19%	3.2
Segment income	$14.6	11%	$13.2
Selected data:
Global Payments (# of payments, 000’s)	156.3	7%	146.6
Average revenue per trade	$157.39	—%	$157.57
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues increased 6% to a record $24.6 million in the first quarter compared to $23.1 million in the prior year. The volume of payments made increased 7% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system while the average revenue per trade, was flat with the prior year period. The volume of payments declined and the average revenue per trade increased as compared to the most recent third and fourth quarters of fiscal 2017, as certain commercial customers who had previously transacted their individual high volume but low value payments through our platform, opened their own bank accounts in certain countries to which we had made payments into on their behalf. However, we still made the foreign currency funding payments into their accounts on an aggregated basis in these countries. While we were able to capture similar revenues to the preceding third and fourth quarters, the number of payments made were reduced, the the average revenue per trade increased and variable transaction-based clearing expenses as a percentage of revenue declined due to the lower number of payments processed.
Segment income increased 11% to $14.6 million in the first quarter compared to $13.2 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $0.6 million increase in non-variable direct expenses versus the prior year period, primarily driven by higher non-variable compensation and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues were decreased to 25% in the first quarter as compared to 29% in the prior year, primarily as a result of a decrease in introducing broker commissions.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—
Trading gains, net	20.9	(5)%	21.9
Commission and clearing fees	5.0	117%	2.3
Consulting, management, and account fees	2.8	(20)%	3.5
Interest income	14.3	47%	9.7
Other income	—	—	—
Total revenues	43.0	15%	37.4
Cost of sales of physical commodities	—	—	—
Operating revenues	43.0	15%	37.4
Transaction-based clearing expenses	7.9	27%	6.2
Introducing broker commissions	2.2	5%	2.1
Interest expense	9.4	135%	4.0
Net operating revenues	23.5	(6)%	25.1
Variable direct compensation and benefits	5.7	8%	5.3
Net contribution	17.8	(10)%	19.8
Non-variable direct expenses	6.8	(1)%	6.9
Segment income	$11.0	(15)%	$12.9
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2017	% Change	2016
Operating revenues by product line (in millions):
Equity Market-Making	$17.7	15%	$15.4
Debt Trading	22.2	24%	17.9
Investment Banking	0.6	(14)%	0.7
Asset Management	2.5	(26)%	3.4
	$43.0	15%	$37.4
Selected data:
Equity Market-Making (gross dollar volume, millions)	$24,734.3	11%	$22,355.3
Equity Market-Making revenue per $1,000 traded	$0.65	(6)%	$0.69
Debt Trading (principal dollar volume, millions)	$33,233.7	1%	$33,045.6
Debt Trading revenue per $1,000 traded	$0.67	24%	$0.54
Average assets under management in Argentina (millions)	$473.7	(7)%	$509.8
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues increased 15% to $43.0 million in the first quarter compared to $37.4 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making increased 15% in the first quarter compared to the prior year period. Gross dollar volume traded increased 11% driven both by on-boarding of new customers and increased market share, while the average revenue per $1,000 traded declined 6%. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading increased 24% in the first quarter compared to the prior year, driven by increases in our domestic institutional fixed income business as well as in our Argentina and municipal securities businesses. Operating revenues in Investment Banking were relatively flat with the prior year. Asset Management operating revenues decreased 26% in the first quarter as compared to the prior year as assets under management decreased 7% to $473.7 million in the first quarter compared to $509.8 million in the prior year.
Segment income decreased 15% to $11.0 million in the first quarter compared to $12.9 million in the prior year, primarily as a result of an increase in interest expense in our Debt Trading business and to a lesser extent an increase in transaction-based clearing expenses in Equity Market-Making. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 37% in the first quarter compared to 36% in the prior year, primarily as the result of an increase in transaction-based clearing expenses.
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
Precious metals inventory held by INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the condensed consolidated income statements. INTL FCStone Ltd precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ in the condensed consolidated income statements. Precious metals inventory held by our subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers are recorded on a gross basis.
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

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Revenues:
Sales of physical commodities	$7,714.4	31%	$5,896.0
Trading gains (losses), net	(0.7)	n/m	0.2
Commission and clearing fees	0.6	200%	0.2
Consulting, management, and account fees	0.1	(86)%	0.7
Interest income	2.2	38%	1.6
Other income	—	—	—
Total revenues	7,716.6	31%	5,898.7
Cost of sales of physical commodities	7,706.0	31%	5,888.9
Operating revenues	10.6	8%	9.8
Transaction-based clearing expenses	0.2	—%	0.2
Introducing broker commissions	0.1	—%	0.1
Interest expense	1.9	36%	1.4
Net operating revenues	8.4	4%	8.1
Variable direct compensation and benefits	2.8	22%	2.3
Net contribution	5.6	(3)%	5.8
Non-variable direct expenses	3.5	25%	2.8
Bad debt on physical coal	1.0	n/m	—
Segment income	$1.1	(63)%	$3.0
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended December 31,
	2017	% Change	2016
Total revenues	$7,530.1	32%	$5,722.9
Cost of sales of physical commodities	7,524.8	32%	5,717.5
Operating revenues	$5.3	(2)%	$5.4
Selected data:
Gold equivalent ounces traded (000’s)	33,503.1	38%	24,329.2
Average revenue per ounce traded	$0.16	(27)%	$0.22

	Physical Ag & Energy
	Three Months Ended December 31,
	2017	% Change	2016
Total revenues	$186.5	6%	$175.8
Cost of sales of physical commodities	181.2	6%	171.4
Operating revenues	$5.3	20%	$4.4
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues for Physical Commodities increased 8% to $10.6 million in the first quarter compared to $9.8 million in the prior year.
Precious Metals operating revenues declined 2% to $5.3 million in the first quarter compared to $5.4 million in the prior year, despite a 38% increase in the number of ounces traded, as the average revenue per ounce traded declined 27% versus the prior year. This was primarily due to a $1.3 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Operating revenues in Physical Ag & Energy increased 20% to $5.3 million in the first quarter compared to the prior year. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary FCStone Merchant Services, LLC.
Segment income decreased 63% to $1.1 million in the first quarter compared to $3.0 million in the prior year, primarily as a result of a $1.0 million bad debt expense and a $0.5 million increase in professional fees incurred related to our exit of our physical coal business which was conducted solely in our Singapore subsidiary.

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
As of December 31, 2017, we held $2.1 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
Following our acquisition of the Sterne Agee correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also as part of this transaction, we acquired Sterne Agee’s independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearers in the securities industry, with approximately 50 correspondent clearing relationships with over $15 billion in assets under management or administration as of December 31, 2017.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Sales of physical commodities	$—	—	$—
Trading gains, net	11.3	(6)%	12.0
Commission and clearing fees	46.1	12%	41.1
Consulting, management, and account fees	9.5	27%	7.5
Interest income	5.3	77%	3.0
Other	—	—	—
Total revenues	72.2	14%	63.6
Cost of physical commodities sold	—	—	—
Operating revenues	72.2	14%	63.6
Transaction-based clearing expenses	19.2	4%	18.4
Introducing broker commissions	24.1	18%	20.5
Interest expense	1.5	150%	0.6
Net operating revenues	27.4	14%	24.1
Variable direct compensation and benefits	6.9	13%	6.1
Net contribution	20.5	14%	18.0
Non-variable direct expenses	10.0	(19)%	12.3
Segment income	$10.5	84%	$5.7

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2017	% Change	2016
Operating revenues by product line (in millions):
Exchange-traded Futures & Options	$35.9	29%	$27.9
FX Prime Brokerage	4.7	(15)%	5.5
Correspondent Clearing	6.0	(6)%	6.4
Independent Wealth Management	18.5	7%	17.3
Derivative Voice Brokerage	7.1	9%	6.5
Operating revenues	$72.2	14%	$63.6
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	19,649.6	7%	18,292.1
Exchange-traded - futures and options average rate per contract	$1.55	16%	$1.34
Average customer equity - futures and options (millions)	$1,247.6	10%	$1,129.1
FX Prime Brokerage volume (U.S. notional, millions)	$114,302.0	(33)%	$169,872.6
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Operating revenues increased 14% to $72.2 million in the first quarter compared to $63.6 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased 29% to $35.9 million in the first quarter compared to $27.9 million in the prior year as a result of a 7% increase in exchange-traded volumes and a 16% increase in the average rate per contract compared to the prior year period. In addition, interest income in the Exchange-traded Futures & Options business increased $1.9 million to $3.5 million in the first quarter primarily as a result of an increase in short-term rates and a 10% increase in average customer equity to $1.2 billion.
Operating revenues in our FX Prime Brokerage declined 15% compared to the prior year to $4.7 million in the first quarter, as a result of a 33% decline in foreign exchange volumes.
Correspondent Clearing operating revenues declined 6% as compared to the prior year to $6.0 million in the first quarter, while operating revenues in Independent Wealth Management increased 7% versus the prior year to $18.5 million. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $1.5 million and $0.1 million, respectively. Operating revenues in Derivative Voice Brokerage increased 9% to $7.1 million in the first quarter as compared to the prior year.
Segment income increased to $10.5 million in the first quarter compared to $5.7 million in the prior year, primarily as a result of the increase in operating revenues, as well as a $2.3 million decline in non-variable direct expenses, primarily compensation and benefits and trade system costs in our FX Prime Brokerage, Correspondent Clearing and Derivative Voice Brokerage businesses. Segment income in the first quarter includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the Derivative Voice Brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees’ continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in the first quarter compared to 71% in the prior year.
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
We continuously review our overall credit and capital needs to ensure that our capital needs to ensure that our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of December 31, 2017, we had total equity capital of $443.2 million and outstanding bank loans of $422.9 million.
A substantial portion of our assets are liquid. As of December 31, 2017, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
In our Physical Commodities business we act as a principal, which exposes us to the credit risk of both our customers and our suppliers with which we offset our customer positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the three months ended December 31, 2017 and 2016 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of December 31, 2017 and September 30, 2017, were $6.8 billion and $6.2 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
The majority of the assets of INTL FCStone Financial and INTL FCStone Ltd are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
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
As of December 31, 2017, we had $277.2 million in undistributed foreign earnings. As a result of the Tax Reform, the Company now has the ability to repatriate these funds tax free. While the majority of these undistributed earnings have been reinvested in our foreign regulated subsidiaries, in particular our London-based subsidiary INTL FCStone Ltd., we intend to repatriate available funds to our U.S. operations which will be placed into our central treasury, and available for funding.
As of December 31, 2017, $10.1 million of financial instruments owned and $10.2 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of December 31, 2017, we had four committed bank credit facilities, totaling $532.0 million, of which $350.0 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

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
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.

We also have a secured uncommitted loan facility, under which our subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchases agreement services to its customers, subject to certain terms and conditions of the credit agreement.
We also have a secured uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow requested amounts for short term funding of firm and customer margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement.
In addition, we have a secured uncommitted loan facility under which our subsidiary INTL FCStone Financial may borrow up to $100.0 million for short term funding of firm and customer margin requirements. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged to us under a clearing arrangement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2017, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2017. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $314.9 million as of September 30, 2017 to $321.8 million as of December 31, 2017, a net increase of $6.9 million. Net cash of $186.0 million was used in operating activities, $3.2 million was used in investing activities and net cash of $191.0 million was provided by financing activities, of which $192.9 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $5.1 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $3.2 million in capital expenditures for property, plant and equipment in the first quarter compared to $3.0 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of December 31, 2017 and September 30, 2017, at fair value of the related financial instruments, totaling $803.3 million and $717.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2017, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2017. The totals of $803.3 million and $717.6 million include a net liability of $249.3 million and $317.0 million for derivatives, based on their fair value as of December 31, 2017 and September 30, 2017, respectively.
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
Accounting Development Updates
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International

Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company plans to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, the Company will disclose the amount, if any, by which each financial statement line item is affected by the standard in the current reporting period as compared with the guidance that was in effect before adoption. Our implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of the initial evaluation performed, the Company does not expect that there will be material changes to the timing of revenue, but do anticipate certain changes to the classification of revenue in the consolidated income statements. The Company also expects additional disclosures to be provided in our consolidated financial statements after adoption of the new standard. The Company is continuing to assess the impact of the new standard as we progress through the implementation process and as industry interpretations are resolved.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2017.

Marked-to-Market Revenues
Number of Days
0
2
4
6
8
10
12
14
16
2
6
15
9
16
12
2
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
We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and/or outright purchases of medium-term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium-term U.S. Treasury notes or enter into interest rate swaps, when a sufficient interest rate spread between short-term and medium-term rates exists. Under this strategy, we do not actively trade in such instruments and generally intend to hold these investment to their maturity date. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.

As of December 31, 2017, we held no medium-term U.S. Treasury notes and no interest rate swap derivative contracts as part of this strategy. Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months. For the three months ended December 31, 2017, operating revenues include no unrealized gains or losses on the fair value of U.S. Treasury notes and interest rate swaps while the three months ended December 31, 2016, include an unrealized loss of $5.6 million, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are included in operating revenues in the current period.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2017, $421.1 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2017, we had $1.8 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 based on the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting described below.
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
In connection with the preparation of our financial statements for the year ended September 30, 2017, management identified the following deficiencies in our internal control over financial reporting as of September 30, 2017. Management concluded that the Company did not:

•
Design, conduct and document an effective continuous risk assessment process related to new business lines, specifically at one of the Company’s Singapore subsidiaries, to identify, analyze and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

•	Design and operate effective process level controls related to physical coal trading activities in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd., specifically, the Company did not:

◦	Design and operate controls over the existence of physical commodities inventory.

◦	Design and operate controls over the completeness, existence, accuracy and valuation of amounts due to be reimbursed by an INTL Asia Pte. Ltd. supplier.

◦	Establish appropriate segregation of duties within the purchasing, accounts payable and cash disbursements process.
We developed, and are currently implementing, a remediation plan for this material weakness. We continue to execute our remediation plan, which included exiting the physical coal business, which was only conducted in INTL Asia Pte. Ltd. Additionally, we introduced new policies requiring an internal audit of business process level controls and monitoring activities subsequent to new businesses to ensure that information systems, business processes, internal controls, monitoring activities and personnel are fully aligned with our control environment and financial reporting objectives. Also, we introduced a new policy requiring quarterly analysis by management, including consideration of changes in risk assessment, of new business lines in order to conduct and document an effective continuous risk assessment process to identify, analyze, and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or we should modify the remediation plan described above.

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
Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 17, 2017, our Board of Directors authorized for fiscal year 2018, the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, commencing on October 1, 2017 and ending on September 30, 2018, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended December 31, 2017 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2017 to October 31, 2017	—	$—	—	1,000,000
November 1, 2017 to November 30, 2017	—	—	—	1,000,000
December 1, 2017 to December 31, 2017	17,867	41.26	—	1,000,000
Total	17,867	$41.26	—
(1) All shares purchased relates to shares of common stock tendered in the first quarter of 2018 to satisfy employees’ tax obligations upon the vesting of restricted stock.

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
INTL FCStone Inc.

Date:	February 7, 2018	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 7, 2018	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer