Form 10-Q
period 2018-03-31
INTL FCSTONE INC.
filed 2018-05-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 5, 2018, there were 18,879,487 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$336.0	$314.9
Cash, securities and other assets segregated under federal and other regulations (including $615.6 and $54.5 at fair value at March 31, 2018 and September 30, 2017, respectively)	1,251.4	518.8
Collateralized transactions:
Securities purchased under agreements to resell	604.7	406.6
Securities borrowed	519.9	86.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties (including $649.5 and $204.7 at fair value at March 31, 2018 and September 30, 2017, respectively)	1,914.1	2,625.1
Receivables from customers, net	220.4	232.7
Notes receivable	12.4	10.6
Income taxes receivable	0.4	0.4
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $5.1 and $19.4 at March 31, 2018 and September 30, 2017, respectively)	1,889.7	1,731.8
Physical commodities inventory, net (including $187.1 and $73.2 at fair value at March 31, 2018 and September 30, 2017, respectively)	286.3	124.8
Deferred income taxes, net	23.9	42.6
Property and equipment, net	41.0	38.7
Goodwill and intangible assets, net	57.1	59.4
Other assets	46.4	50.4
Total assets	$7,203.7	$6,243.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.0 at fair value at September 30, 2017)	$129.6	$135.6
Payables to:
Customers	3,231.6	3,072.9
Broker-dealers, clearing organizations and counterparties (including $5.7 and $4.8 at fair value at March 31, 2018 and September 30, 2017, respectively)	79.7	125.7
Lenders under loans	340.5	230.2
Income taxes payable	11.2	7.3
Collateralized transactions:
Securities sold under agreements to repurchase	1,562.5	1,393.1
Securities loaned	559.1	111.1
Financial instruments sold, not yet purchased, at fair value	822.9	717.6
Total liabilities	6,737.1	5,793.5
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,982,674 issued and 18,860,717 outstanding at March 31, 2018 and 20,855,243 issued and 18,733,286 outstanding at September 30, 2017	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at March 31, 2018 and September 30, 2017	(46.3)	(46.3)
Additional paid-in capital	263.7	259.0
Retained earnings	277.3	261.5
Accumulated other comprehensive loss, net	(28.3)	(24.5)
Total stockholders' equity	466.6	449.9
Total liabilities and stockholders' equity	$7,203.7	$6,243.4
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues:
Sales of physical commodities	$6,255.8	$5,273.3	$13,970.2	$11,169.3
Trading gains, net	107.7	84.0	193.5	167.0
Commission and clearing fees	97.2	70.3	175.0	139.5
Consulting, management, and account fees	18.3	15.5	34.9	31.2
Interest income	27.9	17.7	51.9	28.1
Other income	0.1	—	0.1	0.1
Total revenues	6,507.0	5,460.8	14,425.6	11,535.2
Cost of sales of physical commodities	6,246.8	5,265.0	13,952.8	11,153.9
Operating revenues	260.2	195.8	472.8	381.3
Transaction-based clearing expenses	50.7	33.7	87.6	67.3
Introducing broker commissions	36.2	28.2	67.3	56.9
Interest expense	19.0	10.0	33.3	18.9
Net operating revenues	154.3	123.9	284.6	238.2
Compensation and other expenses:
Compensation and benefits	88.2	76.6	165.4	147.2
Trading systems and market information	8.9	8.5	17.1	17.4
Occupancy and equipment rental	4.2	3.8	8.3	7.2
Professional fees	3.9	3.4	8.6	8.2
Travel and business development	3.0	3.0	6.5	6.6
Non-trading technology and support	3.4	2.8	6.5	5.7
Depreciation and amortization	2.9	2.4	5.6	4.8
Communications	1.4	1.2	2.8	2.4
Bad debts	0.2	1.3	1.3	3.8
Other	8.7	6.6	14.4	12.2
Total compensation and other expenses	124.8	109.6	236.5	215.5
Income before tax	29.5	14.3	48.1	22.7
Income tax expense	6.8	3.3	32.3	5.4
Net income	$22.7	$11.0	$15.8	$17.3
Earnings per share:
Basic	$1.20	$0.58	$0.83	$0.92
Diluted	$1.18	$0.58	$0.81	$0.92
Weighted-average number of common shares outstanding:
Basic	18,559,849	18,404,236	18,502,795	18,325,383
Diluted	18,859,333	18,661,418	18,836,213	18,637,480
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Net income	$22.7	$11.0	$15.8	$17.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1.6)	0.7	(3.8)	(0.2)
Other comprehensive (loss) income	(1.6)	0.7	(3.8)	(0.2)
Comprehensive income	$21.1	$11.7	$12.0	$17.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$15.8	$17.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5.6	4.8
Bad debts	1.3	3.8
Deferred income taxes	18.6	(3.6)
Amortization of debt issuance costs	0.5	1.4
Amortization of share-based compensation	3.2	2.6
Gain on sale of property and equipment	—	(0.3)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(758.1)	47.4
Securities purchased under agreements to resell	(198.1)	(129.2)
Securities borrowed	(433.3)	(66.7)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	755.0	(126.3)
Receivables from customers, net	(72.0)	(2.5)
Notes receivable, net	(1.9)	7.9
Income taxes receivable	(0.6)	—
Financial instruments owned, at fair value	(125.2)	(304.8)
Physical commodities inventory, net	(162.5)	(58.2)
Other assets	3.1	7.8
Accounts payable and other accrued liabilities	1.5	(8.8)
Payables to customers	195.6	27.8
Payables to broker-dealers, clearing organizations and counterparties	(51.0)	(64.3)
Income taxes payable	4.5	0.9
Securities sold under agreements to repurchase	169.5	264.8
Securities loaned	448.0	89.9
Financial instruments sold, not yet purchased, at fair value	104.1	243.7
Net cash used in operating activities	(76.4)	(44.6)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(6.0)
Purchase of property and equipment	(6.9)	(6.1)
Net cash used in investing activities	(6.9)	(12.1)
Cash flows from financing activities:
Net change in payable to lenders under loans	110.7	81.0
Repayment of senior unsecured notes	—	(45.5)
Payments of note payable	(0.4)	(0.4)
Deferred payments on acquisitions	(5.5)	—
Debt issuance costs	(0.1)	(0.1)
Exercise of stock options	2.2	2.5
Withholding taxes on stock option exercises	(0.8)	—
Income tax benefit on stock options and awards	—	(0.2)
Net cash provided by financing activities	106.1	37.3
Effect of exchange rates on cash and cash equivalents	(1.7)	(0.5)
Net increase (decrease) in cash and cash equivalents	21.1	(19.9)
Cash and cash equivalents at beginning of period	314.9	316.2
Cash and cash equivalents at end of period	$336.0	$296.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$32.5	$17.1
Income taxes paid, net of cash refunds	$9.8	$8.1
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from asset acquisition	$—	$6.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net income				15.8		15.8
Other comprehensive loss					(3.8)	(3.8)
Exercise of stock options			1.5			1.5
Share-based compensation			3.2			3.2
Balances as of March 31, 2018	$0.2	$(46.3)	$263.7	$277.3	$(28.3)	$466.6
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

Reclassifications
During the three and six months ended March 31, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the condensed consolidated income statements. Additionally, during the three and six months ended March 31, 2018, the Company separately classified communications related expenses separately from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to our current period presentation. For the three and six months ending March 31, 2017, ‘Other’ expenses included $2.8 million and $5.7 million, respectively, of expenses that are now included within ‘Non-trading technology and support’ on the condensed consolidated income statements. For the three and six months ending March 31, 2017, ‘Trading systems and market information’ included $1.2 million and $2.4 million, respectively, of expenses that are now included within ‘Communications’ on the condensed consolidated income statements.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement instead of additional paid in capital. ASU 2016-09 also provides entities with the option to elect an accounting policy to estimate forfeitures of share-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company in the first quarter of 2018 and the impact of the adoption resulted in the following:

•
During the six months ended March 31, 2018, the Company recognized excess tax benefits from share-based compensation of $0.3 million within income tax expense on the condensed consolidated income statement and within net income on the condensed consolidated cash flow statement. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in-capital on the condensed consolidated balance sheets and separately stated in the financing activities in the condensed consolidated cash flow statements. The Company has elected to adopt this guidance prospectively.

•
The Company has elected to account for forfeitures of share-based awards as they occur. The Company elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three and six months ended March 31, 2018. The Company has elected to adopt this guidance prospectively.

•
For the six months ended March 31, 2018, the Company has classified as a financing activity in the condensed consolidated cash flow statement $0.8 million of cash paid to taxing authorities for restricted stock shares withheld to satisfy statutory income tax withholding obligations. The retrospective application of this guidance had no impact on the condensed consolidated cash flow statement for the six months ended March 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” Under ASU 2015-11, inventory that is measured using the first-in, first-out (FIFO), specific identification, or average cost methods should be measured at the lower of cost or net realizable value. This ASU does not impact inventory measurement under the last-in, first-out (LIFO) or retail inventory methods. The Company adopted this ASU prospectively in the first quarter of 2018. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2018	2017	2018	2017
Numerator:
Net income	$22.7	$11.0	$15.8	$17.3
Less: Allocation to participating securities	(0.3)	(0.2)	(0.3)	(0.3)
Net income allocated to common stockholders	$22.4	$10.8	$15.5	$17.0
Denominator:
Weighted average number of:
Common shares outstanding	18,559,849	18,404,236	18,502,795	18,325,383
Dilutive potential common shares outstanding:
Share-based awards	299,484	257,182	333,418	312,097
Diluted weighted-average common shares	18,859,333	18,661,418	18,836,213	18,637,480
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 173,992 and 322,974 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, and options to purchase 136,440 and 242,448 shares of common stock for the six months ended March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
Fair value is defined by U.S. GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company is required to develop a set of assumptions that reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.
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

Level 3 - Valuation is based on prices or valuation techniques that require an input that is both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources.
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market participants. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee by the respective exchange. The Company requires most counterparties to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties, which mitigates the impact of counterparty credit risk in the evaluation of the fair value of OTC derivative contracts.
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
Financial instruments owned and sold, not yet purchased include the value of common and preferred stock, American Depository Receipts (“ADRs”), and Global Depository Receipts (“GDRs”), exchangeable foreign ordinary equities, ADRs, and GDRs, corporate and municipal bonds, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities leases, commodities warehouse receipts, exchange firm common stock, and mutual funds and investments in managed funds. The fair value of exchange firm common stock is determined by quoted market prices.
Physical commodities inventory recorded at fair value on a recurring basis includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at net realizable value using spot prices. Precious metals inventory held by subsidiaries that are not broker-dealers are valued at fair value on a non-recurring basis. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and September 30, 2017.
Cash equivalents, securities, commodities warehouse receipts, physical commodities inventory, derivative financial instruments, commodities leases, and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, commodities warehouse receipts, some common and preferred stock, ADRs, and GDRs, some exchangeable foreign ordinary equities, ADRs, and GDRs, some corporate and municipal obligations, physical precious metals, exchange firm common stock, mutual funds, as well as exchange traded options on futures contracts.
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques that use observable inputs or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, foreign government obligations, some common and preferred stock, ADRs, and GDRs, certain exchangeable foreign ordinary equities, ADRs, and GDRs, OTC commodity and foreign exchange forwards, swaps, and options, physical agricultural commodity inventory, and OTC firm purchase and sale commitments related to the Company’s agricultural and energy commodities.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2018 by level in the fair value hierarchy.

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$3.7	$—	$—	$—	$3.7
Commodities warehouse receipts	14.7	—	—	—	14.7
U.S. Treasury obligations	600.9	—	—	—	600.9
Cash, securities and other assets segregated under federal and other regulations	615.6	—	—	—	615.6
U.S. Treasury obligations	648.6	—	—	—	648.6
"To be announced" (TBA) and forward settling securities	—	4.8	—	0.2	5.0
Foreign government obligations	—	6.3	—	—	6.3
Derivatives	3,698.4	21.2	—	(3,730.0)	(10.4)
Deposits with and receivables from broker-dealers, clearing organization and counterparties	4,347.0	32.3	—	(3,729.8)	649.5
Common and preferred stock, ADRs, and GDRs	46.6	2.9	—	—	49.5
Exchangeable foreign ordinary equities, ADRs, and GDRs	17.7	0.5	—	—	18.2
Corporate and municipal bonds	40.9	1.9	—	—	42.8
U.S. Treasury obligations	96.5	—	—	—	96.5
U.S. government agency obligations	—	408.1	—	—	408.1
Foreign government obligations	—	11.3	—	—	11.3
Agency mortgage-backed obligations	—	1,028.9	—	—	1,028.9
Asset-backed obligations	—	41.3	—	—	41.3
Derivatives	1.7	779.2	—	(612.4)	168.5
Commodities leases	—	47.3	—	(39.3)	8.0
Commodities warehouse receipts	2.0	—	—	—	2.0
Exchange firm common stock	9.9	—	—	—	9.9
Mutual funds and other	4.7	—	—	—	4.7
Financial instruments owned	220.0	2,321.4	—	(651.7)	1,889.7
Physical commodities inventory, net	26.9	160.2	—	—	187.1
Total assets at fair value	$5,213.2	$2,513.9	$—	$(4,381.5)	$3,345.6
Liabilities:
TBA and forward settling securities	—	5.7	—	(0.1)	5.6
Derivatives	3,832.7	34.4	—	(3,867.0)	0.1
Payable to broker-dealers, clearing organizations and counterparties	3,832.7	40.1	—	(3,867.1)	5.7
Common and preferred stock, ADRs, and GDRs	52.4	0.5	—	—	52.9
Exchangeable foreign ordinary equities, ADRs, and GDRs	18.3	—	—	—	18.3
Corporate and municipal bonds	0.1	—	—	—	0.1
U.S. Treasury obligations	471.7	—	—	—	471.7
U.S. government agency obligations	—	55.7	—	—	55.7
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	801.6	—	(625.0)	176.6
Commodities leases	—	45.6	—	1.9	47.5
Financial instruments sold, not yet purchased	542.5	903.5	—	(623.1)	822.9
Total liabilities at fair value	$4,375.2	$943.6	$—	$(4,490.2)	$828.6

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2017 by level in the fair value hierarchy.

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	21.0	—	—	—	21.0
U.S. Treasury obligations	33.5	—	—	—	33.5
Cash, securities and other assets segregated under federal and other regulations	54.5	—	—	—	54.5
U.S. Treasury obligations	244.7	—	—	—	244.7
"To be announced" (TBA) and forward settling securities	—	8.8	—	—	8.8
Foreign government obligations	—	6.4	—	—	6.4
Derivatives	2,608.6	289.1	—	(2,952.9)	(55.2)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	2,853.3	304.3	—	(2,952.9)	204.7
Common and preferred stock, ADRs, and GDRs	31.2	3.4	0.1	—	34.7
Exchangeable foreign ordinary equities, ADRs, and GDRs	9.2	1.2	—	—	10.4
Corporate and municipal bonds	28.2	0.9	—	—	29.1
U.S. Treasury obligations	60.0	—	—	—	60.0
U.S. government agency obligations	—	368.9	—	—	368.9
Foreign government obligations	—	10.2	—	—	10.2
Agency mortgage-backed obligations	—	920.9	—	—	920.9
Asset-backed obligations	—	47.3	—	—	47.3
Derivatives	1.3	1,413.4	—	(1,252.6)	162.1
Commodities leases	—	174.1	—	(138.7)	35.4
Commodities warehouse receipts	38.5	—	—	—	38.5
Exchange firm common stock	8.3	—	—	—	8.3
Mutual funds and other	6.0	—	—	—	6.0
Financial instruments owned	182.7	2,940.3	0.1	(1,391.3)	1,731.8
Physical commodities inventory, net	73.2	—	—	—	73.2
Total assets at fair value	$3,167.5	$3,244.6	$0.1	$(4,344.2)	$2,068.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.0	$—	$1.0
TBA and forward settling securities	—	4.9	—	(0.1)	4.8
Derivatives	2,476.2	292.8	—	(2,769.0)	—
Payable to broker-dealers, clearing organizations and counterparties	2,476.2	297.7	—	(2,769.1)	4.8
Common and preferred stock, ADRs, and GDRs	33.7	0.7	—	—	34.4
Exchangeable foreign ordinary equities, ADRs, and GDRs	10.3	0.2	—	—	10.5
Corporate and municipal bonds	0.3	—	—	—	0.3
U.S. Treasury obligations	285.9	—	—	—	285.9
U.S. government agency obligations	—	27.9	—	—	27.9
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	1,427.2	—	(1,110.2)	317.0
Commodities leases	—	191.1	—	(149.6)	41.5
Financial instruments sold, not yet purchased	330.2	1,647.2	—	(1,259.8)	717.6
Total liabilities at fair value	$2,806.4	$1,944.9	$1.0	$(4,028.9)	$723.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘interest income’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three and six months ended March 31, 2018 and 2017, including a summary of unrealized gains (losses) during the respective periods on the Company’s Level 3 financial assets and liabilities held during the periods.

	Level 3 Financial Assets For the Three and Six Months Ended March 31, 2018
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock, ADRs, and GDRs	$0.1	$—	$(0.1)	$—	$—	$—	$—
	$0.1	$—	$(0.1)	$—	$—	$—	$—

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock, ADRs, and GDRs	$0.2	$—	$—	$—	$—	$—	$0.2
Corporate and municipal bonds	—	—	—	—	—	—	—
	$0.2	$—	$—	$—	$—	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$0.1	$—	$—	$—	$0.9

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock, ADRs, and GDRs	$0.2	$—	$—	$—	$—	$—	$0.2
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$—	$—	$(3.0)	$—	$0.2

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Unrealized (gains) losses during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$0.1	$—	$—	$—	$0.9
The Company was required to make additional future cash payments based on certain financial performance measures of an acquired business. The Company was required to remeasure the fair value of contingent consideration arrangements on a recurring basis. As of September 30, 2017, the Company had classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. The estimated fair value of the contingent consideration arrangements was based upon management-developed earnings forecasts for the remaining contingency period, which was a Level 3 input in the fair value hierarchy. The fair value of the contingent consideration increased by $0.1 million during the three and six months ended March 31, 2017, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements. The contingency period for the contingent consideration arrangements ended as of December 31, 2017 and the accrued balance of $1.0 million was paid during the three months ended March 31, 2018.
The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of Levels 1, 2, and 3 during the three and six months ended March 31, 2018 and 2017.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2018 and September 30, 2017 was not carried at fair value in accordance with U.S. GAAP on our Condensed Consolidated Balance Sheets:
Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally short-term in nature and are collateralized by common stock, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
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
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2018 and September 30, 2017 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2018. The total financial instruments sold, not yet purchased of $822.9 million and $717.6 million as of March 31, 2018 and September 30, 2017, respectively, includes $176.6 million and $317.0 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of March 31, 2018 and September 30, 2017.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2018 and September 30, 2017. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2018		September 30, 2017
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,624.2	$2,940.3	$2,094.2	$1,975.0
OTC commodity derivatives	513.9	523.9	1,084.0	1,110.3
Exchange-traded foreign exchange derivatives	107.1	59.7	66.0	52.0
OTC foreign exchange derivatives	254.6	266.9	618.5	609.8
Exchange-traded interest rate derivatives	732.6	615.9	228.4	203.6
OTC interest rate derivatives	31.8	31.7	—	—
Exchange traded equity index derivatives	236.2	230.2	221.3	245.4
TBA and forward settling securities	4.9	5.8	8.8	4.9
Gross fair value of derivative contracts	4,505.3	4,674.4	4,321.2	4,201.0
Impact of netting and collateral	(4,342.2)	(4,492.1)	(4,205.5)	(3,879.2)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties’	$(5.4)		$(46.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$168.5		$162.1
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$5.7		$4.8
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$176.6		$317.0

(1)	As of March 31, 2018 and September 30, 2017, the Company’s derivative contract volume for open positions were approximately 9.2 million and 6.1 million contracts, respectively.
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

As of March 31, 2018 and September 30, 2017, these transactions are summarized as follows:

	March 31, 2018		September 30, 2017
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$2.9	$832.5	$—	$51.3
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$49.9	$(2.9)	$1,236.8
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.1	$(118.7)	$5.8	$(1,881.9)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(5.8)	$(1,611.1)	$(0.1)	$(404.1)
Unrealized gain (loss) on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.3	$410.9	$(2.0)	$882.9
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$1.8	$(308.1)	$3.0	$(590.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and six months ended March 31, 2018 and 2017 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘Trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Commodities	$12.3	$13.9	$33.8	$18.8
Foreign exchange	2.5	0.8	4.8	2.0
Interest rate	0.2	—	0.6	(1.0)
TBA and forward settling securities	10.7	(4.9)	10.3	8.5
Net gains from derivative contracts	$25.7	$9.8	$49.5	$28.3
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of March 31, 2018 and September 30, 2017 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from customers was $7.8 million and $7.6 million as of March 31, 2018 and September 30, 2017, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $48.1 million and $47.0 million as of March 31, 2018 and September 30, 2017, respectively.
During the three months ended March 31, 2018, the Company recorded bad debt expense of $0.2 million. The bad debt expense was primarily related to a precious metals customer trading account deficit in the Company’s Physical Commodities segment, partially offset by bad debt recoveries in the Physical Commodities and Commercial Hedging segments. During the three months ended March 31, 2017, the Company recorded bad debt expense of $1.3 million, primarily related to LME Metals customer deficits in the Company’s Commercial Hedging Segment.
During the six months ended March 31, 2018, the Company recorded bad debt expense of $1.3 million. The provision for bad debts was primarily related an additional provision of $1.0 million related to a bad debt in the physical coal business for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017. During the six months ended March 31, 2017, the Company recorded bad debt expense of $3.8 million, primarily related to LME Metals customer deficits in the Company’s Commercial Hedging Segment.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	March 31, 2018	September 30, 2017
Physical Ag & Energy(1)	$160.2	$65.1
Precious metals - held by broker-dealer subsidiary(2)	26.9	13.3
Precious metals - held by non-broker-dealer subsidiaries(3)	99.2	46.4
Physical commodities inventory	$286.3	$124.8
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

The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $0.1 million and $0.7 million as of March 31, 2018 and September 30, 2017, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	March 31, 2018	September 30, 2017
Commercial Hedging	$30.3	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	6.9	7.7
Goodwill	$45.9	$47.1
The Company recorded $1.2 million in foreign exchange revaluation adjustments on goodwill for the six months ended March 31, 2018.
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	2.7	(2.5)	0.2	2.7	(2.5)	0.2
Customer base	20.0	(9.0)	11.0	20.0	(7.9)	12.1
Total intangible assets	$22.7	$(11.5)	$11.2	$22.7	$(10.4)	$12.3
Amortization expense related to intangible assets was $1.1 million and $1.4 million for the six months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2018 (remaining six months)	$1.1
Fiscal 2019	2.2
Fiscal 2020	2.0
Fiscal 2021	1.9
Fiscal 2022 and thereafter	4.0
$11.2

Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $594.5 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•	$262.0 million facility available to INTL FCStone Inc. for general working capital requirements.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$232.5 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by INTL FCStone Inc. On May 1, 2018, the facility was amended to increase the total commitment from $170.0 million to $232.5 million and extend the maturity through November 1, 2019.

•
$25.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to approximately $25.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2018 and September 30, 2017.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement. There were zero and $23.0 million in borrowings outstanding under this credit facility as of March 31, 2018, and September 30, 2017, respectively.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc. may borrow for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. As of March 31, 2018, there were $48.0 million in borrowings outstanding under this credit facility and no borrowings outstanding as of September 30, 2017.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc. may borrow up to $100.0 million for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. There were zero and $11.0 million in borrowings outstanding under this credit facility as of March 31, 2018, and September 30, 2017, respectively.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of March 31, 2018 and September 30, 2017:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	March 31, 2018	September 30, 2017
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$143.4	$150.0
INTL FCStone Financial, Inc.	None	April 4, 2019	75.0	9.5	—
FCStone Merchants Services, LLC	Certain commodities assets	November 1, 2019	232.5	138.0	44.2
INTL FCStone Ltd.	None	November 7, 2018	25.0	—	—
			$594.5	290.9	194.2

Uncommitted Credit Facilities
INTL FCStone Financial, Inc.	Commodities warehouse receipts and certain pledged securities	n/a	$—	48.0	34.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	$—	—	—

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				1.6	2.0
Total indebtedness				$340.5	$230.2
As reflected above, $362.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2018, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the customers sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $2.2 million and $0.8 million as of March 31, 2018 and September 30 2017, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2018, financial instruments owned, at fair value of $5.1 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
The Company also has repledged securities borrowed and securities held on behalf of correspondent brokers to collateralize securities loaned agreements with a fair value of $547.9 million as of March 31, 2018.

In addition, as of March 31, 2018, the Company pledged financial instruments owned, at fair value of $1,485.1 million and securities received under reverse repurchase agreements of $111.4 million to cover collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the condensed consolidated balance sheet.
At March 31, 2018, the Company has accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at March 31, 2018, was $1,320.2 million of which $496.3 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements. At March 31, 2018, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of March 31, 2018 and September 30, 2017 (in millions):

	March 31, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$797.7	$464.3	$280.5	$20.0	$1,562.5
Securities loaned	559.1	—	—	—	559.1
Gross amount of secured financing	$1,356.8	$464.3	$280.5	$20.0	$2,121.6

	September 30, 2017
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$640.2	$432.9	$320.0	$—	$1,393.1
Securities loaned	111.1	—	—	—	111.1
Gross amount of secured financing	$751.3	$432.9	$320.0	$—	$1,504.2
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of March 31, 2018 and September 30, 2017 (in millions):

Securities sold under agreements to repurchase:	March 31, 2018	September 30, 2017
U.S. Treasury obligations	$5.1	$7.0
U.S. government agency obligations	358.1	332.6
Asset-backed obligations	75.0	36.4
Agency mortgage-backed obligations	1,124.3	1,017.1
Total securities sold under agreements to repurchase	1,562.5	1,393.1

Securities loaned:
Common stock	559.1	111.1
Total securities loaned	559.1	111.1
Gross amount of secured financing	$2,121.6	$1,504.2
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
As of March 31, 2018 and September 30, 2017, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
The trial of this matter took place during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. The case has been appealed to the Seventh Circuit several times. The latest oral argument was heard in the Seventh Circuit on June 7, 2017. On August 14, 2017, the Seventh Circuit ruled in favor of all of INTL FCStone Financial’s arguments.
On April 23, 2018, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, INTL FCStone Financial requested immediate payment of funds due based on the August 14, 2017 ruling in its favor. On May 1, 2018, INTL FCStone Financial received funds in the amount of $1.9 million, which it will recognize as a gain during the quarter ending June 30, 2018.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2018, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2018, as follows:

(in millions)				As of March 31, 2018
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$152.3	$83.6
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,357.1	$2,303.2
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$144.0	$128.3
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$0.7	$—
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$5.5	$2.7
INTL Custody & Clearing Solutions Inc.	SEC	United States	Net capital	$1.9	$0.1
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$3.9	$0.4
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$193.6	$90.3
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$183.4	$183.4
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$192.9	$90.3
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$12.9	$2.3
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.8	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$2.8	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$5.2	$0.8
INTL CIBSA S.A.	CNV	Argentina	Net capital	$1.1	$0.4
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2018, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three and six months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Contingent consideration, net	$—	$0.1	$—	$0.1
Insurance	0.6	0.8	1.2	1.3
Advertising, meetings and conferences	3.4	1.2	4.3	2.1
Office supplies and printing	0.4	0.5	0.8	1.1
Other clearing related expenses	0.5	0.3	1.0	0.7
Other non-income taxes	1.3	1.2	2.5	2.3
Other	2.5	2.5	4.6	4.6
Total other expenses	$8.7	$6.6	$14.4	$12.2

Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2018.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2017	$(21.5)	$(3.0)	$(24.5)
Other comprehensive loss, net of tax	(3.8)	—	(3.8)
Balances as of March 31, 2018	$(25.3)	$(3.0)	$(28.3)

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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company will compute its income tax expense (benefit) for the September 30, 2018 tax year using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. For the six months ended March 31, 2018, the Company recorded tax expense of $8.8 million related to the remeasurement of deferred tax assets and liabilities. For the three months ended December 31, 2017, the Company recorded tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities. Due to additional information becoming available in the three months ending March 31, 2018, the Company recorded a benefit of $0.1 million related to the remeasurement of deferred tax assets and liabilities. This amount remains provisional. The Tax Reform also includes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017. In the three months ending March 31, 2018, the Company recorded a benefit of $0.7 million due to revised E&P computations, net operating loss carryforward available, and revised non-US income taxes paid. The total provisional transition tax obligation to date is $11.3 million. The Company continues to gather additional information to more precisely compute the amount of the transition tax.
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
While the Company can make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform may differ from these estimates, due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions the Company may take.
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
Current and Prior Period Tax Expense
Income tax expense of $6.8 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively, and income tax expense of $32.3 million and $5.4 million for the six months ended March 31, 2018 and 2017, respectively, reflect estimated federal, foreign, state and local taxes. Due to Tax Reform, the Company recorded discrete expense of $20.1 million. This consists of expense of $20.9 million in the three months ended December 31, 2017, and benefit of $0.8 million in the three months ended March 31, 2018. Tax expense, excluding the discrete expense related to the Tax Reform, was $7.6 million for the three months ended March 31, 2018, and $12.2 million for the six months ended March 31, 2018.
For the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 23%. The discrete benefit of $0.8 million related to Tax Reform decreased the effective rate by 2.8%. For the three months ended March 31, 2018, the Company’s effective tax rate was 25.8%, excluding the impacts of Tax Reform. For the six months ended March 31, 2018 and 2017, the Company’s effective tax rate was 67% and 24%, respectively. For the six months ended March 31, 2018, the discrete expense of $20.1 million related to Tax Reform, increased the effective tax rate by 42%. The effective rate for the six months ended March 31, 2018 was 25.3%, excluding the impacts of Tax Reform. The Company’s effective tax rate decreased 0.6% due to excess tax benefits on share-based compensation recognized through the first six months of 2018 related to the adoption of ASU 2016-09. See Note 1 for more information regarding the adoption of ASU 2016-09. The effective rate, excluding the impacts of Tax Reform, was higher than the U.S. federal statutory rate due to U.S. state and local taxes and foreign permanent differences.
The valuation allowance for deferred tax assets as of March 31, 2018 and September 30, 2017 was $4.5 million and $4.0 million, respectively. The valuation allowances as of March 31, 2018 and September 30, 2017 were primarily related to U.S., state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income (losses) for the fiscal years ended September 30, 2017, 2016, and 2015 of $(24.7) million, $(9.7) million and $16.5 million, respectively. The differences between actual levels of past taxable income (losses) and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $3.3 million that are scheduled to reverse from 2018 to 2020 and $2.2 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 5 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimates in future periods could result in adjustments to the valuation allowance.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Total revenues:
Commercial Hedging	$78.3	$62.7	$139.8	$120.2
Global Payments	23.4	21.5	48.0	44.6
Securities	55.5	37.9	98.5	75.3
Physical Commodities	6,262.3	5,276.2	13,978.9	11,174.9
Clearing and Execution Services	88.0	64.2	160.2	127.8
Corporate unallocated	(0.5)	(1.7)	0.2	(7.6)
Total	$6,507.0	$5,460.8	$14,425.6	$11,535.2
Operating revenues (loss):
Commercial Hedging	$78.3	$62.7	$139.8	$120.2
Global Payments	23.4	21.5	48.0	44.6
Securities	55.5	37.9	98.5	75.3
Physical Commodities	15.5	11.2	26.1	21.0
Clearing and Execution Services	88.0	64.2	160.2	127.8
Corporate unallocated	(0.5)	(1.7)	0.2	(7.6)
Total	$260.2	$195.8	$472.8	$381.3
Net operating revenues (loss):
Commercial Hedging	$61.9	$50.5	$111.0	$96.1
Global Payments	21.9	19.1	44.9	39.7
Securities	27.6	24.1	51.1	49.2
Physical Commodities	12.5	9.0	20.9	17.1
Clearing and Execution Services	31.8	25.4	59.2	49.5
Corporate unallocated	(1.4)	(4.2)	(2.5)	(13.4)
Total	$154.3	$123.9	$284.6	$238.2
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$44.7	$36.9	$81.2	$70.3
Global Payments	17.6	15.3	36.0	31.7
Securities	20.3	18.9	38.1	38.7
Physical Commodities	9.4	6.5	15.0	12.3
Clearing and Execution Services	23.9	19.6	44.4	37.6
Total	$115.9	$97.2	$214.7	$190.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$27.6	$18.7	$48.7	$34.1
Global Payments	13.5	11.7	28.1	24.9
Securities	12.8	11.7	23.8	24.6
Physical Commodities	5.6	3.9	6.7	6.9
Clearing and Execution Services	12.7	7.9	23.2	13.6
Total	$72.2	$53.9	$130.5	$104.1
Reconciliation of segment income to income before tax:
Segment income	$72.2	$53.9	$130.5	$104.1
Net costs not allocated to operating segments	42.7	39.6	82.4	81.4
Income before tax	$29.5	$14.3	$48.1	$22.7

(in millions)	As of March 31, 2018	As of September 30, 2017
Total assets:
Commercial Hedging	$1,636.1	$1,650.3
Global Payments	208.8	199.5
Securities	2,901.3	2,101.7
Physical Commodities	378.0	339.5
Clearing and Execution Services	1,996.5	1,818.9
Corporate unallocated	83.0	133.5
Total	$7,203.7	$6,243.4

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
Our accounting for certain elements of the Tax Reform is incomplete. However, as of March 31, 2018, we can determine a reasonable estimate for certain effects of the Tax Reform and have recorded an estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and liabilities resulted in $8.8 million of discrete tax expense, which increased the effective tax rate by 18% during the six months ended March 31, 2018. The provisional remeasurement amount is expected to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.
To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. We can make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $11.3 million, which increased the effective tax rate by 24% during the six months ended March 31, 2018. We continue to gather additional information to more precisely compute the amount of the transition tax.
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
Executive Summary
We achieved record operating revenues of $260.2 million in the second quarter of fiscal 2018, representing 33% growth over the prior year. Increases in market volatility, resulting in increased customer activity and a widening of spreads, combined with increases in short term interest rates resulting in growth in operating revenues across all of our operating segments, including record quarterly operating revenues in both our Commercial Hedging and Clearing and Execution Services segments (“CES”).
The growth in operating revenues was led by our CES segment, which increased $23.8 million versus the prior year, while our Securities and Commercial Hedging segments added $17.6 million and $15.6 million, respectively. The Physical Commodities segment increased operating revenues by $4.3 million while Global Payments added $1.9 million.
Overall, segment income increased 34%, or $18.3 million with the Commercial Hedging and CES segments adding $8.9 million and $4.8 million respectively. In addition, Global Payments segment income increased $1.8 million versus the prior year period. Finally, our Physical Commodities and Securities segments increased segment income by $1.7 million and $1.1 million, respectively.
Commercial Hedging segment income increased 48%, primarily as a result of strong growth in both exchange-traded and OTC revenues as well as a $1.7 million increase in interest income. Non-variable direct expenses declined $1.1 million, primarily driven by a $1.5 million decline in bad debt expense, partially offset by an increase in compensation and benefits.
CES segment income increased 61%, primarily as a result of the increase in operating revenues, most notably a 77% increase in our Exchange-traded Futures & Options business, as well as a $0.5 million decline in non-variable direct expenses. The decline in non-variable expenses were a result of cost savings initiatives in our FX Prime Brokerage and Correspondent Clearing businesses.
Global Payments segment income increased 15%, primarily as a result of the increase in operating revenues, driven by a 9% increase in the average revenue per trade versus the prior year period. In addition, introducing broker commissions declined $0.7 million, which was partially offset by a $0.5 million increase in non-variable direct expenses.
Segment income in our Physical Commodities segment increased 44%, which was driven by the increase in operating revenues, partially offset by a $1.2 million increase in non-variable direct expenses. While operating revenues in our Securities segment increased 46%, the effect on segment income, which increased 9%, was muted by a $6.2 million increase in transaction-based clearing expenses and a $8.2 million increase in interest expense due to the effect of an increase in short term interest rates on our institutional fixed income business and an increase in our securities lending activities.

On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 63% of total expenses in the current period as compared to 57% in the prior year period. Non-variable expenses increased 7%, or $5.2 million year-over-year, primarily as a result of increases in non-variable compensation and benefits, professional fees, non-trading technology and support expenses and depreciation and amortization expense.
Net income more than doubled, to a record $22.7 million in the second quarter, as compared to $11.0 million in the prior year.
Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Below is a discussion of the results of our operations, as viewed by management, for the three and six month periods ended March 31, 2018 and 2017.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,255.8	19%	$5,273.3	$13,970.2	25%	$11,169.3
Trading gains, net	107.7	28%	84.0	193.5	16%	167.0
Commission and clearing fees	97.2	38%	70.3	175.0	25%	139.5
Consulting, management, and account fees	18.3	18%	15.5	34.9	12%	31.2
Interest income	27.9	58%	17.7	51.9	85%	28.1
Other income	0.1	—	—	0.1	—%	0.1
Total revenues	6,507.0	19%	5,460.8	14,425.6	25%	11,535.2
Cost of sales of physical commodities	6,246.8	19%	5,265.0	13,952.8	25%	11,153.9
Operating revenues	260.2	33%	195.8	472.8	24%	381.3
Transaction-based clearing expenses	50.7	50%	33.7	87.6	30%	67.3
Introducing broker commissions	36.2	28%	28.2	67.3	18%	56.9
Interest expense	19.0	90%	10.0	33.3	76%	18.9
Net operating revenues	154.3	25%	123.9	284.6	19%	238.2
Compensation and benefits	88.2	15%	76.6	165.4	12%	147.2
Bad debts	0.2	(85)%	1.3	1.3	(66)%	3.8
Other expenses	36.4	15%	31.7	69.8	8%	64.5
Total compensation and other expenses	124.8	14%	109.6	236.5	10%	215.5
Income before tax	29.5	106%	14.3	48.1	112%	22.7
Income tax expense	6.8	106%	3.3	32.3	498%	5.4
Net income	$22.7	106%	$11.0	$15.8	n/m	$17.3

Balance Sheet information:				March 31, 2018	% Change	March 31, 2017
Total assets				$7,203.7	10%	$6,528.6
Payables to lenders under loans				$340.5	29%	$263.4
Stockholders’ equity				$466.6	2%	$455.7

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	36,696.0	44%	25,460.0	62,558.2	26%	49,572.7
OTC (contracts, 000’s)	410.5	17%	350.8	738.3	13%	652.7
Global Payments (# of payments, 000’s)	153.0	—%	153.7	309.3	3%	300.3
Gold equivalent ounces traded (000’s)	54,999.0	102%	27,239.4	88,502.1	72%	51,568.6
Equity Market-Making (gross dollar volume, millions)	$32,010.2	35%	$23,631.3	$56,744.5	23%	$45,986.6
Debt Trading (gross dollar volume, millions)	$28,459.1	(24)%	$37,429.2	$61,692.8	(12)%	$70,474.8
FX Prime Brokerage volume (U.S. notional, millions)	$122,869.1	(28)%	$171,593.1	$237,171.0	(31)%	$341,465.7
Average assets under management in Argentina (U.S. dollar, millions)	$469.8	(14)%	$548.9	$471.7	(11)%	$529.4
Average customer equity - futures and options (millions)	$2,070.9	3%	$2,015.6	$2,098.4	3%	$2,046.9
Operating Revenues
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues increased 33% to a record $260.2 million in the second quarter compared to $195.8 million in the prior year. All operating segments recorded growth in operating revenues, led by our Clearing and Execution Services and Securities segments, which increased $23.8 million and $17.6 million, respectively. In addition, the Commercial Hedging segment reached record operating revenues of $78.3 million in the second quarter, adding $15.6 million versus the prior year, while Physical Commodities and Global Payments added $4.3 million and $1.9 million, respectively.
Operating revenues in our CES segment increased 37% to $88.0 million in the second quarter, primarily as a result of 77% growth in Exchange-traded Futures & Options revenues, to $49.6 million, driven by increases in contract volumes, the average rate per contract earned and a $2.3 million, or 64% increase in interest income. Our Derivative Voice Brokerage business added $1.3 million versus the prior year, while the FX Prime Brokerage and Independent Wealth Management businesses added $0.7 million and $0.3 million, respectively. These increases were modestly tempered by a $0.1 million decline in operating revenues in our Correspondent Clearing business.
Operating revenues in our Securities segment increased 46% to $55.5 million in the second quarter compared to the prior year. The Equity Market-Making business increased 81%, to $28.3 million, as the gross dollar volume traded increased 35% as a result of increased market volatility, the on-boarding of new customers and increased market share. Operating revenues in our Debt Trading business increased 22%, to $24.1 million versus the prior year, with increases in activity in our Argentina and municipal securities businesses as well as an increase in interest income in our domestic institutional fixed income business. Asset Management operating revenues were relatively flat with the prior year at $2.3 million, despite a 14% decline in the average assets under management. Overall, the Securities segment operating revenues benefited from a $6.6 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Operating revenues in Commercial Hedging increased 25%, compared to the prior year to $78.3 million as a result of a $7.1 million increase in OTC revenues, a $6.4 million increase in exchange-traded revenues and a $1.7 million increase in interest income. OTC revenues increased as a result of a 17% increase in customer OTC volumes and the average rate per contract, driven by increased customer activity and market volatility. Exchange-traded revenues increased primarily as a result of a 23% increase in exchange-traded contract volume, most notably in the domestic grain markets.
Our Physical Commodity segment operating revenues increased 38% to $15.5 million, as a result of a $3.1 million increase in Precious Metals operating revenues combined with a $1.2 million increase in our Physical Ag & Energy business.
Operating revenues in our Global Payments segment increased 9% in the second quarter to $23.4 million, as the average revenue per trade increased 9% to $152.94 while the number of global payments made was relatively flat with the prior year.
Interest income increased $10.2 million to $27.9 million in the second quarter as compared to prior year as a result of the effect of increases in short term interest rates on second quarter performance as well as the $6.6 million increase in interest income in the Securities segment discussed above. In addition, average customer equity in the Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 3% to $2.1 billion in the second quarter compared to the prior year, which combined with the increases in short-term interest rates resulted in an aggregate $3.3 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues increased 24% to $472.8 million in the current six months ended compared to $381.3 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the largest growth coming in our CES segment which added $32.4 million in operating revenues. In addition, Securities segment operating revenues increased $23.2 million, while operating revenues in our Commercial Hedging segment added $19.6 million versus the prior year. Our Physical Commodities and Global Payment segments, grew $5.1 million and $3.4 million respectively.
Operating revenues for the prior year include a $5.8 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy, while the current six months ended include no unrealized gain/losses on this program as all interest rate swaps and U.S. Treasury notes had been liquidated during fiscal 2017. On a segment basis, these unrealized losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments.
Operating revenues in our CES segment increased 25% to $160.2 million in the current six months ended, primarily as a result of 53% growth in Exchange-traded Futures & Options revenues, to $85.5 million, driven by increases in contract volumes, the average rate per contract earned and a $4.6 million, or 70% increase in interest income. Our Derivative Voice Brokerage business added $1.9 million versus the prior year, while the Independent Wealth Management business added $1.5 million in operating revenues as compared to the prior year. These increases were tempered by $0.5 million and $0.1 million decline in operating revenues in our Correspondent Clearing and FX Prime Brokerage businesses, respectively.
Operating revenues in our Securities segment increased 31% to $98.5 million in current six months ended as compared to the prior year. The Equity Market-Making business increased 48%, to $46.0 million, as the gross dollar volume traded increased 23% as a result of increased market volatility, the on-boarding of new customers and increased market share. Operating revenues in our Debt Trading business increased 23%, to $46.3 million versus the prior year, with increases in activity in our Argentina and municipal securities businesses as well as an increase in interest income in our domestic institutional fixed income business. Asset Management operating revenues declined 14%, to $4.8 million in the current six months ended, as the average assets under management declined 11%. Overall, the Securities segment operating revenues benefited from an $11.2 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Operating revenues in Commercial Hedging increased 16% in the current six months ended to $139.8 million, as exchange-traded revenues increased $3.9 million and OTC revenues increased $11.7 million. Customer exchange-traded volumes increased 15%, driven by increased activity from customers in the domestic grain and energy and renewable fuels markets as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees. OTC revenues increased as a result of both a 13% increase in OTC volumes and a 19% increase in the average rate per contract as compared to the prior year. These increases were driven by increased activity from Brazil agricultural customers as well as increased activity in food service, dairy and cotton markets.
Our Physical Commodity segment operating revenues increased 24% to $26.1 million in the current six months ended, primarily as a result of a $3.0 million increase in Precious Metals operating revenues as well as a $2.1 million increase in Physical Ag & Energy operating revenues driven by increased customer activity.
Operating revenues in our Global Payments segment increased 8% in the current six months ended to $48.0 million, as a result of a 3% increase in the number of global payments made as well as a 4% increase in the average revenue per trade.
Interest income increased $23.8 million to $51.9 million in current six months ended as compared to prior year as a result of the effect of increases in short term interest rates and average customer equity as well as the $11.2 million increase in interest income in the Securities segment discussed above. The prior year period included a $4.8 million unrealized loss on U.S. Treasury notes held as part of our interest rate management strategy. Average customer equity in the Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 3% to $2.1 billion in current six months ended, which combined with the increases in short-term interest rates resulted in an aggregate $7.0 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 50% to $50.7 million in the second quarter compared to $33.7 million in the prior year, and were 19% of operating revenues in the second quarter compared to 17% in the prior year. The increase in expense is related to higher volumes in our Financial Ag & Energy, Exchange-Traded Futures & Options and Equity Market-Making components.
Introducing broker commissions: Introducing broker commissions increased 28% to $36.2 million in the second quarter compared to $28.2 million in the prior year, and were 14% of operating revenues in the second quarter as well as in the prior year. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-traded Futures & Options, Financial Ag & Energy and Independent Wealth Management components, partially offset by lower costs in Global Payments.
Interest expense: Interest expense increased 90% to $19.0 million in the second quarter compared to $10.0 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $4.3 million, and the increased activity of our securities lending business, started up during fiscal 2017 in our Equity Market-Making component, which resulted in higher interest expense of $3.7 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-traded Futures & Options component. Additionally, higher average borrowings outstanding on the credit facilities available for our physical commodity financing resulted in increased expense.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 30% to $87.6 million in the current six months ended compared to $67.3 million in the prior year, and were 19% of operating revenues in the current six months ended compared to 18% in the prior year. The increase in expense is primarily related to higher volumes in our Financial Ag & Energy, Exchange-Traded Futures & Options and Equity Market-Making components.
Introducing broker commissions: Introducing broker commissions increased 18% to $67.3 million in the current six months ended compared to $56.9 million in the prior year, and were 14% of operating revenues in the current six months ended compared to 15% in the prior year. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-traded Futures & Options, Financial Ag & Energy and Independent Wealth Management components, partially offset by lower costs in Global Payments.
Interest expense: Interest expense increased 76% to $33.3 million in the current six months ended compared to $18.9 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $7.9 million, and the increased activity of our securities lending business, started up during fiscal 2017 in our Equity Market-Making component, which resulted in higher interest expense of $5.2 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-traded Futures & Options component. Additionally, higher average borrowings outstanding on our physical commodity financing facility resulted in increased expense.
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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net operating revenues increased $30.4 million, or 25%, to $154.3 million in the second quarter compared to $123.9 million in the prior year.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Net operating revenues increased $46.4 million, or 19%, to $284.6 million in the current six months ended compared to $238.2 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$42.0	4%	$40.4	$82.3	8%	$76.5
Variable compensation and benefits	46.2	28%	36.2	83.1	18%	70.7
	88.2	15%	76.6	165.4	12%	147.2
Other non-compensation expenses:
Trading systems and market information	8.9	5%	8.5	17.1	(2)%	17.4
Occupancy and equipment rental	4.2	11%	3.8	8.3	15%	7.2
Professional fees	3.9	15%	3.4	8.6	5%	8.2
Travel and business development	3.0	—%	3.0	6.5	(2)%	6.6
Non-trading technology and support	3.4	21%	2.8	6.5	14%	5.7
Depreciation and amortization	2.9	21%	2.4	5.6	17%	4.8
Communications	1.4	17%	1.2	2.8	17%	2.4
Bad debts	0.2	(85)%	1.3	1.3	(66)%	3.8
Other expense	8.7	32%	6.6	14.4	18%	12.2
	36.6	11%	33.0	71.1	4%	68.3
Total compensation and other expenses	$124.8	14%	$109.6	$236.5	10%	$215.5
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Compensation and Other Expenses: Compensation and other expenses increased $15.2 million, or 14%, to $124.8 million in the second quarter compared to $109.6 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 15% to $88.2 million in the second quarter compared to $76.6 million in the prior year. Total compensation and benefits were 34% of operating revenues in the second quarter compared to 39% in the prior year. The variable portion of compensation and benefits increased by 28% to $46.2 million in the second quarter compared to $36.2 million in the prior year. Variable compensation and benefits were 30% of net operating revenues in the second quarter compared to 29% in the prior year. Administrative, centralized operations and executive incentive compensation was $6.4 million in the second quarter compared to $5.3 million in the prior year.
The fixed portion of compensation and benefits increased 4% to $42.0 million in the second quarter compared to $40.4 million in the prior year. Non-variable salaries increased $0.7 million, or 2%, primarily across operations and administrative areas. Contract labor costs increased $0.5 million. Employee benefits, excluding share-based compensation, increased $1.2 million in the second quarter, primarily related to higher payroll taxes and accruals for executive management related to a cash based-long-term incentive plan. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.6 million in the second quarter compared to $1.8 million in the prior year. The number of employees increased modestly to 1,599 at the end of the second quarter compared to 1,595 at the beginning of the second quarter. The number of employees at the end of the prior year period was 1,574.
Other Non-Compensation Expenses: Other non-compensation expenses increased 11% to $36.6 million in the second quarter compared to $33.0 million in the prior year. Non-trading technology and support increased $0.6 million, primarily related to customer onboarding and risk management systems. Depreciation and amortization increased $0.5 million, primarily related to depreciation of the new trading system for certain over-the-counter commodities business activities placed in service during the fourth quarter of 2017. Other expense increased $2.1 million, primarily related to our internal bi-annual global sales meeting held during January 2018 and our inaugural Global Markets Outlook Conference held in March 2018.
Bad debts decreased $1.1 million over the prior year. During the second quarter, bad debt expense was $0.2 million, as bad debt of $0.7 million related to a precious metals customer was partially offset by recoveries from OTC and physical grain customers. During the prior year, bad debt expense was $1.3 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment.
Provision for Taxes: The effective income tax rate was 23% in the second quarter compared to 23% in the prior year. The discrete benefit of $0.8 million related to the Tax Act, decreased the effective tax rate by 2.8%. The effective rate for the second quarter of 2018 was 25.8%, excluding the impacts of the Tax Act. The effective tax rate decreased 0.3% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. The effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. The effective tax rate during the second quarter of fiscal year 2018 was lower than the U.S. federal statutory rate primarily due to the provisional discrete benefit related to the Tax Act.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Compensation and Other Expenses: Compensation and other expenses increased $21.0 million, or 10%, to $236.5 million in the current six months ended compared to $215.5 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 12% to $165.4 million in the current six months ended compared to $147.2 million in the prior year. Total compensation and benefits were 35% of operating revenues in the current six months ended compared to 39% in the prior year. The variable portion of compensation and benefits increased by 18% to $83.1 million in the current six months ended compared to $70.7 million in the prior year. Variable compensation and benefits were 29% of net operating revenues in the current six months ended compared to 30% in the prior year. Administrative, centralized operations and executive incentive compensation was $10.7 million in the current six months ended compared to $9.7 million in the prior year.
The fixed portion of compensation and benefits increased 8% to $82.3 million in the current six months ended compared to $76.5 million in the prior year. Non-variable salaries increased $2.0 million, or 4%, primarily across operations and administrative areas. Contract labor costs increased $1.2 million. Employee benefits, excluding share-based compensation, increased $1.9 million in the current six months ended, primarily related to higher payroll taxes and accruals for executive management related to a cash based-long-term incentive plan. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $3.2 million in the current six months ended compared to $2.6 million in the prior year. The number of employees was 1,599 at the end of the second quarter compared to 1,607 at the beginning of the current fiscal year. The number of employees at the end of the prior year period was 1,574.
Other Non-Compensation Expenses: Other non-compensation expenses increased 4% to $71.1 million in the current six months ended compared to $68.3 million in the prior year. Other expense increased $2.2 million, primarily related to our internal bi-annual global sales meeting held during January 2018 and our inaugural Global Markets Outlook Conference held in March 2018.
Bad debts decreased $2.5 million over the prior year. During the current six months ended, bad debt expense was $1.3 million, primarily from additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. The expense relates to reimbursement for demurrage and other charges related to contracts with delivery dates during the first quarter of 2018. Additionally, bad debt of $0.7 million related to a precious metals customer was partially offset by recoveries from OTC and physical grain customers. During the prior year, bad debt expense was $3.8 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment.
Provision for Taxes: The effective income tax rate was 67% in the current six months ended compared to 24% in the prior year. The discrete expense of $20.1 million related to the Tax Reform, increased the effective tax rate by 42%. The effective rate for the current six months ended was 25.3%, excluding the impacts of the Tax Reform. The effective tax rate decreased 0.6% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. Our effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. The effective income tax rate in the current six months is higher than the U.S. federal statutory rate because of the impacts of the Tax Reform.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$15.7	3%	$15.2	$32.2	15%	$28.0
Variable compensation and benefits	5.9	23%	4.8	9.7	10%	8.8
	21.6	8%	20.0	41.9	14%	36.8
Other non-compensation expenses:
Trading systems and market information	0.7	—%	0.7	1.3	—%	1.3
Occupancy and equipment rental	4.1	11%	3.7	8.2	15%	7.1
Professional fees	2.3	(4)%	2.4	5.1	2%	5.0
Travel and business development	0.7	—%	0.7	1.5	(12)%	1.7
Non-trading technology and support	2.7	29%	2.1	5.2	27%	4.1
Depreciation and amortization	2.2	10%	2.0	4.4	10%	4.0
Communications	1.3	18%	1.1	2.6	18%	2.2
Bad debts	—	—%	—	—	—%	—
Other expense	5.7	111%	2.7	9.7	67%	5.8
	19.7	28%	15.4	38.0	22%	31.2
Total compensation and other expenses	$41.3	17%	$35.4	$79.9	18%	$68.0
Total unallocated costs and other expenses increased $5.9 million to $41.3 million in the second quarter compared to $35.4 million in the prior year. Compensation and benefits increased $1.6 million, or 8% to $21.6 million in the second quarter compared to $20.0 million in the prior year.
Total unallocated costs and other expenses increased $11.9 million to $79.9 million in the current six months ended compared to $68.0 million in the prior year. Compensation and benefits increased $5.1 million, or 14% to $41.9 million in the current six months ended compared to $36.8 million in the prior year.
During the current three and six months ended, the increase in compensation and benefits is primarily related to accruals for executive management for incentives based on current year performance, as well as a cash based-long-term incentive plan. The increase in other expense is primarily related to our internal bi-annual global sales meeting held during January 2018.
Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Variable compensation and benefits	$46.2	22%	$36.2	21%	$83.1	21%	$70.7	21%
Transaction-based clearing expenses	50.7	24%	33.7	20%	87.6	22%	67.3	20%
Introducing broker commissions	36.2	17%	28.2	16%	67.3	18%	56.9	16%
Total variable expenses	133.1	63%	98.1	57%	238.0	61%	194.9	57%
Fixed compensation and benefits	42.0	20%	40.4	24%	82.3	21%	76.5	23%
Other fixed expenses	36.4	17%	31.7	18%	69.8	18%	64.5	19%
Bad debts	0.2	—%	1.3	1%	1.3	—%	3.8	1%
Total non-variable expenses	78.6	37%	73.4	43%	153.4	39%	144.8	43%
Total non-interest expenses	$211.7	100%	$171.5	100%	$391.4	100%	$339.7	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2018 and 2017, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 63% in the second quarter compared to

57% in the prior year. As a percentage of total non-interest expenses, variable expenses were 61% in the current six months ended compared to 57% in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2018	% of Operating Revenues	2017	% of Operating Revenues	2018	% of Operating Revenues	2017	% of Operating Revenues
Sales of physical commodities	$6,255.8		$5,273.3		$13,970.2		$11,169.3
Trading gains, net	106.6		83.8		190.3		167.0
Commission and clearing fees	97.1		70.1		174.8		139.2
Consulting, management, and account fees	17.8		15.3		33.9		30.7
Interest income	30.2		20.0		56.2		36.6
Other	—		—		—		—
Total revenues	6,507.5		5,462.5		14,425.4		11,542.8
Cost of sales of physical commodities	6,246.8		5,265.0		13,952.8		11,153.9
Operating revenues	260.7	100%	197.5	100%	472.6	100%	388.9	100%
Transaction-based clearing expenses	50.2	19%	33.0	17%	86.5	18%	66.1	17%
Introducing broker commissions	36.2	14%	28.2	14%	67.3	14%	56.9	15%
Interest expense	18.6	7%	8.2	4%	31.7	7%	14.3	4%
Net operating revenues	155.7		128.1		287.1		251.6
Variable direct compensation and benefits	39.8	15%	30.9	16%	72.4	15%	61.0	16%
Net contribution	115.9		97.2		214.7		190.6
Non-variable direct expenses	43.7	17%	43.3	22%	84.2	18%	86.5	22%
Segment income	$72.2		$53.9		$130.5		$104.1
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net contribution for all of our business segments increased 19% to $115.9 million in the second quarter compared to $97.2 million in the prior year. Segment income increased 34% to $72.2 million in the second quarter compared to $53.9 million in the prior year.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Net contribution for all of our business segments increased 13% to $214.7 million in the current six months ended compared to $190.6 million in the prior year. Segment income increased 25% to $130.5 million in the current six months ended compared to $104.1 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	38.1	25%	30.6	66.6	17%	57.1
Commission and clearing fees	31.0	24%	25.0	56.1	12%	50.0
Consulting, management, and account fees	4.1	11%	3.7	7.8	5%	7.4
Interest income	5.1	50%	3.4	9.3	63%	5.7
Other	—	—%	—	—	—	—
Total revenues	78.3	25%	62.7	139.8	16%	120.2
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	78.3	25%	62.7	139.8	16%	120.2
Transaction-based clearing expenses	9.9	39%	7.1	17.7	25%	14.2
Introducing broker commissions	5.9	18%	5.0	10.2	5%	9.7
Interest expense	0.6	500%	0.1	0.9	350%	0.2
Net operating revenues	61.9	23%	50.5	111.0	16%	96.1
Variable direct compensation and benefits	17.2	26%	13.6	29.8	16%	25.8
Net contribution	44.7	21%	36.9	81.2	16%	70.3
Non-variable direct expenses	17.1	(6)%	18.2	32.5	(10)%	36.2
Segment income	$27.6	48%	$18.7	$48.7	43%	$34.1
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$20.9	17%	$17.8	$37.6	7%	$35.0
Energy and renewable fuels	2.3	44%	1.6	4.3	48%	2.9
LME metals	13.9	5%	13.3	25.6	(12)%	29.1
Other	4.0	100%	2.0	7.1	92%	3.7
	$41.1	18%	$34.7	$74.6	6%	$70.7
Selected data:
Futures and options (contracts, 000’s)	7,344.8	23%	5,972.2	13,557.3	15%	11,792.8
Average rate per contract	$5.52	(3)%	$5.70	$5.42	(8)%	$5.90
Average customer equity - futures and options (millions)	$892.3	(5)%	$940.6	$885.3	(6)%	$944.8

	OTC
	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$22.1	50%	$14.7	$37.2	55%	$24.0
Energy and renewable fuels	3.9	(9)%	4.3	6.9	(19)%	8.5
Other	2.0	5%	1.9	4.0	3%	3.9
	$28.0	34%	$20.9	$48.1	32%	$36.4
Selected data:
Volume (contracts, 000’s)	410.5	17%	350.8	738.3	13%	652.7
Average rate per contract	$66.50	16%	$57.30	$62.98	19%	$52.86
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues increased 25% to a record $78.3 million in the second quarter compared to $62.7 million in the prior year. Exchange-traded revenues increased 18%, to $41.1 million in the second quarter, resulting primarily from an increase in agricultural market revenues driven by an increase in both volatility and underlying prices, particularly in the domestic grain markets. In addition, agricultural exchange-traded revenues benefited from increased activity from customers in both food service and dairy markets as well as soft commodities which were both driven by increased market volatility. Energy and renewable fuels customer volumes more than doubled versus the prior year as a result of increased activity from institutional customers in both our domestic and London offices. Uncertainty surrounding the effect of potential U.S. tariffs on global metals markets drove volatility and activity in our LME metals business in the second quarter. Finally, reflected in the ‘Other” category above we saw an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees in the second quarter. Overall exchange-traded contract volumes increased 23%, however the average rate per contract declined 3% versus the prior year to $5.52, with the decline primarily as a result of the increase in activity from institutional customers and omnibus relationships which have a lower rate per contract than our commercial business.
OTC revenues increased 34%, to $28.0 million in the second quarter, driven by both a 17% increase in OTC volumes and a 16% increase in the average rate per contract compared to the prior year. These increases were driven by increases in agricultural commodities, primarily with Brazilian grain customers as well as increased activity in food service, dairy and cotton. These increases were offset by lower interest rate swap activity as well to a lesser extent lower energy and renewable fuels revenues.
Consulting, management, and account fees increased 11% compared to the prior year, while interest income, increased 50%, to $5.1 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates, as average customer equity declined 5% versus the prior year to $892.3 million in the second quarter.
Segment income increased to $27.6 million in the second quarter compared to $18.7 million in the prior year, primarily as a result of the increase in operating revenues and a $1.5 million decline in bad debt expense. The prior year period included $1.3 million bad debt expense in our LME metals business, while the current period includes a $0.2 million recovery on a previously recorded bad debt. This decline was partially offset by a $0.6 million increase in non-variable compensation and benefits. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 42% compared to 41% in the prior year, primarily as the result of an increase in transaction-based clearing expenses due to product mix.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues increased 16% to $139.8 million in the current six months ended compared to $120.2 million in the prior year. Exchange-traded revenues increased 6%, to $74.6 million in the current six months ended, driven by increased activity from customers in the domestic grain and energy and renewable fuels markets as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other’ category above. These increases were partially offset by weaker LME metals revenues as compared to strong performance in the prior year. Overall exchange-traded contract volume increased 15% while the average rate per contract declined 8% to $5.42.
OTC revenues increased 32%, to $48.1 million in the current six months ended, driven by both a 13% increase in OTC volumes and a 19% increase in the average rate per contract as compared to the prior year. These increases were driven by increases in agricultural commodities, primarily with Brazilian grain customers as well as increased activity in food service, dairy and cotton. These increases were offset by lower interest rate swap, coffee and energy and renewable fuels revenues.
Consulting and management fees increased $0.4 million versus the prior year, while interest income, increased 63%, to $9.3 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates, as average customer equity declined 6% versus the prior year to $885.3 million in the current six months ended.
Segment income increased to $48.7 million in the current six months ended compared to $34.1 million in the prior year, primarily as a result of the increase in operating revenues as well as a $3.7 million decline in non-variable direct expenses. The decline in non-variable direct expenses was primarily related to a $4.0 million decline in bad debt expense, partially offset by an increase in non-variable compensation and benefits. Variable expenses, excluding interest, expressed as a percentage of operating revenues were flat with the prior year period at 41%.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	22.4	8%	20.8	46.1	6%	43.4
Commission and clearing fees	1.0	43%	0.7	1.9	58%	1.2
Consulting, management, account fees	—	—	—	—	—	—
Interest income	—	—	—	—	—	—
Other income	—	—	—	—	—	—
Total revenues	23.4	9%	21.5	48.0	8%	44.6
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	23.4	9%	21.5	48.0	8%	44.6
Transaction-based clearing expenses	1.1	—%	1.1	2.3	—%	2.3
Introducing broker commissions	0.4	(64)%	1.1	0.8	(67)%	2.4
Interest expense	—	—	0.2	—	—	0.2
Net operating revenues	21.9	15%	19.1	44.9	13%	39.7
Variable direct compensation and benefits	4.3	13%	3.8	8.9	11%	8.0
Net contribution	17.6	15%	15.3	36.0	14%	31.7
Non-variable direct expenses	4.1	14%	3.6	7.9	16%	6.8
Segment income	$13.5	15%	$11.7	$28.1	13%	$24.9
Selected data:
Global Payments (# of payments, 000’s)	153.0	—%	153.7	309.3	3%	300.3
Average revenue per trade	$152.94	9%	$139.88	$155.19	4%	$148.52
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues increased 9% to $23.4 million in the second quarter compared to $21.5 million in the prior year. The volume of payments made was flat with the prior year period while the average revenue per trade increased by 9% as compared to the prior year period. Similar to the first quarter of 2018, the volume of payments declined and the average revenue per trade increased as compared to the third and fourth quarters of fiscal 2017, as certain commercial customers who had previously transacted their individual high volume but low value payments through our platform, opened their own bank accounts in certain countries to which we had made payments into on their behalf. However, we still made the foreign currency funding payments into their accounts on an aggregated basis in these countries. Ultimately we were able to capture higher operating revenues as compared to the third and fourth quarters of fiscal 2017 and the number of payments made were reduced which drove an increase in the average revenue per trade. Operating revenues declined $1.2 million versus the immediately preceding first quarter of 2018 as the first quarter of our fiscal year benefits from strong transactional volumes from our non-governmental charitable organizations during the holiday season.
Segment income increased 15% to $13.5 million in the second quarter compared to $11.7 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $0.5 million increase in non-variable direct expenses versus the prior year period, primarily driven by higher non-variable compensation and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues were decreased to 25% in the second quarter as compared to 28% in the prior year, primarily as a result of a decrease in introducing broker commissions.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues increased 8% to $48.0 million in the current six months ended compared to $44.6 million in the prior year. The volume of payments made increased 3% and the average revenue per trade increased 4% versus the prior year to $155.19
Segment income increased 13% to $28.1 million in the current six months ended compared to $24.9 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $1.1 million increase in non-variable direct expenses, primarily in compensation and benefits and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 25% compared to 28% in the prior year, primarily as a result of a decline in introducing broker commissions.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	29.4	39%	21.1	50.3	17%	43.0
Commission and clearing fees	5.5	150%	2.2	10.5	133%	4.5
Consulting, management, and account fees	2.8	(18)%	3.4	5.6	(19)%	6.9
Interest income	17.8	59%	11.2	32.1	54%	20.9
Other income	—	—	—	—	—	—
Total revenues	55.5	46%	37.9	98.5	31%	75.3
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	55.5	46%	37.9	98.5	31%	75.3
Transaction-based clearing expenses	12.3	102%	6.1	20.2	64%	12.3
Introducing broker commissions	1.9	(14)%	2.2	4.1	(5)%	4.3
Interest expense	13.7	149%	5.5	23.1	143%	9.5
Net operating revenues	27.6	15%	24.1	51.1	4%	49.2
Variable direct compensation and benefits	7.3	40%	5.2	13.0	24%	10.5
Net contribution	20.3	7%	18.9	38.1	(2)%	38.7
Non-variable direct expenses	7.5	4%	7.2	14.3	1%	14.1
Segment income	$12.8	9%	$11.7	$23.8	(3)%	$24.6

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Operating revenues by product line (in millions):
Equity Market-Making	$28.3	81%	$15.6	$46.0	48%	$31.0
Debt Trading	24.1	22%	19.7	46.3	23%	37.6
Investment Banking	0.8	100%	0.4	1.4	27%	1.1
Asset Management	2.3	5%	2.2	4.8	(14)%	5.6
	$55.5	46%	$37.9	$98.5	31%	$75.3
Selected data:
Equity Market-Making (gross dollar volume, millions)	$32,010.2	35%	$23,631.3	$56,744.5	23%	$45,986.6
Equity Market-Making revenue per $1,000 traded	$0.76	17%	$0.65	$0.71	6%	$0.67
Debt Trading (principal dollar volume, millions)	$28,459.1	(24)%	$37,429.2	$61,692.8	(12)%	$70,474.8
Debt Trading revenue per $1,000 traded	$0.85	60%	$0.53	$0.75	42%	$0.53
Average assets under management in Argentina (millions)	$469.8	(14)%	$548.9	$471.7	(11)%	$529.4
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues increased 46% to $55.5 million in the second quarter compared to $37.9 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making increased 81% in the second quarter compared to the prior year period. Gross dollar volume traded increased 35% driven increased market volatility, the on-boarding of new customers and an increase in market share, while the average revenue per $1,000 traded increased 17% versus the prior year. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading increased, $4.4 million or 22% in the second quarter compared to the prior year, driven by increased activity in our Argentina and municipal securities businesses, as well as an increase in interest income in our domestic institutional fixed income business. Asset Management operating revenues increased 5% in the second quarter as compared to the prior year, despite a 14% decline in average assets under management to $469.8 million in the second quarter compared to $548.9 million in the prior year.
Segment income increased 9% to $12.8 million in the second quarter compared to $11.7 million in the prior year. This was driven by the increase in operating revenues, which was partially offset by a $6.2 million increase in transaction-based clearing fees in Equity Market-Making as well as a $8.2 million increase in interest expense, driven by both increases in short term interest rates in our Debt Trading business and an increase in securities lending activities. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 39% in the second quarter compared to 36% in the prior year, primarily as the result of an increase in transaction-based clearing expenses.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues increased 31% to $98.5 million in the current six months ended compared to $75.3 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making increased 48% in the current six months ended compared to the prior year, primarily as a result of a 23% increase in the gross dollar volume traded and a 6% increase in the average revenue per $1,000 traded. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees.
Operating revenues in Debt Trading increased 23% in the current six months ended compared to the prior year, primarily as a result of increased activity in our Argentina and municipal securities businesses, as well as an increase in interest income in our domestic institutional fixed income business. Asset Management operating revenues decreased 14% in the current six months ended as compared to the prior year as the average assets under management declined 11% to $471.7 million in the current six months ended compared to $529.4 million in the prior year.
Segment income declined 3% to $23.8 million in the current six months ended compared to $24.6 million in the prior year, as the increase in operating revenues were more than offset by an increase in interest expense, primarily in our Debt trading business as well as in securities lending combined with an increase in transaction-based clearing expenses in Equity Market-

Making. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 38% in the current six months ended compared to 36% in the prior year, primarily as a result of an increase in transaction-based clearing expenses.
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
Operating gains and losses from our Precious Metals commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Operating gains and losses from our Physical Ag and Energy commodities derivatives activities are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. Management continues to evaluate performance and allocate resources on an operating revenue basis.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,255.8	19%	$5,273.3	$13,970.2	25%	$11,169.3
Trading gains (losses), net	4.3	n/m	0.8	3.6	n/m	1.0
Commission and clearing fees	0.5	150%	0.2	1.1	175%	0.4
Consulting, management, and account fees	0.3	200%	0.1	0.4	(50)%	0.8
Interest income	1.4	(22)%	1.8	3.6	6%	3.4
Other income	—	—	—	—	—	—
Total revenues	6,262.3	19%	5,276.2	13,978.9	25%	11,174.9
Cost of sales of physical commodities	6,246.8	19%	5,265.0	13,952.8	25%	11,153.9
Operating revenues	15.5	38%	11.2	26.1	24%	21.0
Transaction-based clearing expenses	0.3	50%	0.2	0.5	25%	0.4
Introducing broker commissions	—	(100)%	0.1	0.1	(50)%	0.2
Interest expense	2.7	42%	1.9	4.6	39%	3.3
Net operating revenues	12.5	39%	9.0	20.9	22%	17.1
Variable direct compensation and benefits	3.1	24%	2.5	5.9	23%	4.8
Net contribution	9.4	45%	6.5	15.0	22%	12.3
Non-variable direct expenses	3.8	46%	2.6	7.3	35%	5.4
Bad debt on physical coal	—	n/m	—	1.0	n/m	—
Segment income	$5.6	44%	$3.9	$6.7	(3)%	$6.9

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Total revenues	$6,037.7	19%	$5,069.3	$13,567.8	26%	$10,792.2
Cost of sales of physical commodities	6,028.8	19%	5,063.5	13,553.6	26%	10,781.0
Operating revenues	$8.9	53%	$5.8	$14.2	27%	$11.2
Selected data:
Gold equivalent ounces traded (000’s)	54,999.0	102%	27,239.4	88,502.1	72%	51,568.6
Average revenue per ounce traded	$0.16	(24)%	$0.21	$0.16	(27)%	$0.22

	Physical Ag & Energy
	Three Months Ended March 31,			Six Months Ended March 31,
	2018	% Change	2017	2018	% Change	2017
Total revenues	$224.6	9%	$206.9	$411.1	7%	$382.7
Cost of sales of physical commodities	218.0	8%	201.5	399.2	7%	372.9
Operating revenues	$6.6	22%	$5.4	$11.9	21%	$9.8
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues for Physical Commodities increased 38% to $15.5 million in the second quarter compared to $11.2 million in the prior year.
Precious Metals operating revenues increased 53% to $8.9 million in the second quarter compared to $5.8 million in the prior year as a result of a 102% increase in the number of ounces traded, which was partially offset by a 24% decline in the average revenue per ounce traded as compared to the prior year. Second quarter operating revenues include a $1.3 million reversal of a first quarter 2018 unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Operating revenues in Physical Ag & Energy increased 22% to $6.6 million in the second quarter compared to the prior year. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary FCStone Merchant Services, LLC, highlighted by an increase in physical cotton transactions in the current period.
Segment income increased 44% to $5.6 million in the second quarter compared to $3.9 million in the prior year, primarily as a result of the increase in operating revenues, which was partially offset by a $0.3 million increase in non-variable compensation and benefits, a $0.2 million increase in professional fees incurred related to our exit of our physical coal business and a $0.5 million increase in bad debt expense. The increase in bad debt expense related to a $0.7 million bad debt in our Precious Metals business which was partially offset by a $0.2 million recovery of previously recorded bad debt expense in our Physical Ag & Energy business.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues for Physical Commodities increased 24% to $26.1 million in the current six months ended compared to $21.0 million in the prior year.
Precious Metals operating revenues increased 27% to $14.2 million in the current six months ended compared to $11.2 million in the prior year. Operating revenues increased from the prior year period as a result of a 72% increase in the number of ounces traded, which was partially offset by a 27% decline in the average revenue per ounce traded.
Operating revenues in Physical Ag & Energy increased 21% to $11.9 million in the current six months ended compared to $9.8 million in the prior year. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary FCStone Merchant Services, LLC, resulting in increased transactions in cotton, cocoa and edible oils from both existing and new customer relationships.
Segment income declined 3% to $6.7 million in the current six months ended compared to $6.9 million in the prior year, as the increase in operating revenues, was offset by a $1.3 million increase in interest expense, a $1.1 million increase in variable compensation and a $2.9 million increase in non-variable direct expenses. Non-variable expenses increased primarily due to a $0.5 million increase in compensation and benefits, a $0.7 million increase in professional fees related to our exit of the physical coal business as well as a $1.5 million increase in bad debt expense, of which $0.5 million is described in the discussion of the second quarter results above and $1.0 million was incurred in the first quarter of 2018 related to our exit of the physical coal business.

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
As of March 31, 2018, we held $2.3 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
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
With our correspondent securities clearing business, we are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive customer experience through the clearing and settlement process. Also, we have an independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearers in the securities industry, with approximately 50 correspondent clearing relationships with over $15 billion in assets under management or administration as of March 31, 2018.
Our London-based EMEA oil voice brokerage business provides brokerage services across the fuel, crude, and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	12.4	18%	10.5	23.7	5%	22.5
Commission and clearing fees	59.1	41%	42.0	105.2	27%	83.1
Consulting, management, and account fees	10.6	31%	8.1	20.1	29%	15.6
Interest income	5.9	64%	3.6	11.2	70%	6.6
Other	—	—	—	—	—	—
Total revenues	88.0	37%	64.2	160.2	25%	127.8
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	88.0	37%	64.2	160.2	25%	127.8
Transaction-based clearing expenses	26.6	44%	18.5	45.8	24%	36.9
Introducing broker commissions	28.0	41%	19.8	52.1	29%	40.3
Interest expense	1.6	220%	0.5	3.1	182%	1.1
Net operating revenues	31.8	25%	25.4	59.2	20%	49.5
Variable direct compensation and benefits	7.9	36%	5.8	14.8	24%	11.9
Net contribution	23.9	22%	19.6	44.4	18%	37.6
Non-variable direct expenses	11.2	(4)%	11.7	21.2	(12)%	24.0
Segment income	$12.7	61%	$7.9	$23.2	71%	$13.6

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2018	% Change	2017	2018	% Change	2017
Operating revenues by product line (in millions):
Exchange-traded Futures & Options	$49.6	77%	$28.0	$85.5	53%	$55.9
FX Prime Brokerage	5.0	16%	4.3	9.7	(1)%	9.8
Correspondent Clearing	6.8	(1)%	6.9	12.8	(4)%	13.3
Independent Wealth Management	18.8	2%	18.5	37.3	4%	35.8
Derivative Voice Brokerage	7.8	20%	6.5	14.9	15%	13.0
Operating revenues	$88.0	37%	$64.2	$160.2	25%	$127.8
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	29,351.2	51%	19,487.7	49,000.9	30%	37,779.9
Exchange-traded - futures and options average rate per contract	$1.48	21%	$1.22	$1.50	17%	$1.28
Average customer equity - futures and options (millions)	$1,178.6	10%	$1,075.0	$1,213.1	10%	$1,102.0
FX Prime Brokerage volume (U.S. notional, millions)	$122,869.1	(28)%	$171,593.1	$237,171.0	(31)%	$341,465.7
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating revenues increased 37% to $88.0 million in the second quarter compared to $64.2 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased 77% to a record $49.6 million in the second quarter compared to $28.0 million in the prior year as a result of a 51% increase in exchange-traded volumes and a 21% increase in the average rate per contract compared to the prior year period. In addition, interest income in the Exchange-traded Futures & Options business increased $1.8 million to $3.9 million in the second quarter primarily as a result of an increase in short-term rates and a 10% increase in average customer equity to $1.2 billion.
Operating revenues in our FX Prime Brokerage increased 16% compared to the prior year to $5.0 million in the second quarter, despite a 28% decline in foreign exchange volumes, as market volatility drove a widening of spreads in this business.
Correspondent Clearing operating revenues declined 1% as compared to the prior year to $6.8 million in the second quarter, while operating revenues in Independent Wealth Management increased 2% versus the prior year to $18.8 million. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $1.8 million and $0.1 million, respectively. Operating revenues in Derivative Voice Brokerage increased 20% to $7.8 million in the second quarter as compared to the prior year.
Segment income increased to $12.7 million in the second quarter compared to $7.9 million in the prior year, primarily as a result of the increase in operating revenues. Segment income in the second quarter includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the Derivative Voice Brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees’ continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 71% in the second quarter compared to 69% in the prior year.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Operating revenues increased 25% to $160.2 million in the current six months ended compared to $127.8 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased 53% to $85.5 million in the current six months ended compared to $55.9 million in the prior year as a result of a 30% increase in exchange-traded volumes and a 17% increase in the average rate per contract compared to the prior year period. Interest income in the Exchange-traded Futures & Options business increased $3.7 million to $7.5 million in the current six months ended primarily as a result of an increase in short-term rates and a 10% increase in average customer equity to $1.2 billion.
Operating revenues in our FX Prime Brokerage was relatively flat with the prior year period at $9.7 million in the current six months ended compared to $9.8 million in the prior year despite a 31% decrease in foreign exchange volumes as market volatility drove a widening of spreads in this business.
Operating revenues in the Correspondent Clearing declined 4% to $12.8 million in the current six months ended, while Independent Wealth Management operating revenues increased 4% versus the prior year period to $37.3 million. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $3.3 million and $0.2 million, respectively. Operating revenues in the Derivative Voice Brokerage business increased 15% versus the prior year to $14.9 million in the current six months ended.
Segment income increased to $23.2 million in the current six months ended compared to $13.6 million in the prior year, primarily as a result of the increase in operating revenues in the Exchange-traded Futures and Options and Derivative Voice Brokerage businesses as well as a $2.8 million decline in non-variable direct expenses compared to the prior year period. This decline in non-variable direct expenses were a result of cost savings initiatives in the FX prime brokerage and Correspondent Clearing businesses. Segment income in the current six months ended includes a $1.8 million quarterly charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in both the current six months ended and the prior year.
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
As of March 31, 2018, we had total equity capital of $466.6 million and outstanding bank loans of $340.5 million.
A substantial portion of our assets are liquid. As of March 31, 2018, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.

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
In our Physical Commodities business we act as a principal, which exposes us to the credit risk of both our customers and our suppliers with which we offset our customer positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the six months ended March 31, 2018 and 2017 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of March 31, 2018 and September 30, 2017, were $7.2 billion and $6.2 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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

As of March 31, 2018, we had $277.2 million in undistributed foreign earnings. As a result of the Tax Reform, the Company now has the ability to repatriate these funds tax free. While the majority of these undistributed earnings have been reinvested in our foreign regulated subsidiaries, in particular our London-based subsidiary INTL FCStone Ltd., we intend to repatriate available funds to our U.S. operations which will be placed into our central treasury, and available for funding.
As of March 31, 2018, $18.2 million of financial instruments owned and $18.3 million of financial instruments sold, not yet purchased, are exchangeable foreign equities, ADRs and GDRs.
As of March 31, 2018, we had four committed bank credit facilities, totaling $594.5 million, of which $290.9 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $262.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance our working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 4, 2019, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until November 1, 2019, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $170.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements. On May 1, 2018, the facility was amended to increase the total commitment to $232.5 million and extend the maturity date.

•
An unsecured syndicated loan facility, committed until November 7, 2018, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $362.0 million of our committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2018, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2018. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $314.9 million as of September 30, 2017 to $336.0 million as of March 31, 2018, a net increase of $21.1 million. Net cash of $76.4 million was used in operating activities, $6.9 million was used in investing activities and net cash of $106.1 million was provided by financing activities, of which $110.7 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $1.7 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $6.9 million in capital expenditures for property, plant and equipment in the second quarter compared to $6.1 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of March 31, 2018 and September 30, 2017, at fair value of the related financial instruments, totaling $822.9 million and $717.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2018, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2018. The totals of $822.9 million and $717.6 million include a net liability of $176.6 million and $317.0 million for derivatives, based on their fair value as of March 31, 2018 and September 30, 2017, respectively.
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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Reform on the balance of other comprehensive earnings may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2020. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2018.

Marked-to-Market Revenues
Number of Days
30
25
20
15
10
5
0
4
7
21
19
28
23
10
9
3
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
>$5,000
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

Currently we hold no U.S. Treasury notes or interest rate swap derivative contracts as part of this strategy. For the three and six months ended March 31, 2018, operating revenues include no unrealized gains or losses on the fair value of U.S. Treasury notes and interest rate swaps while the three and six months ended March 31, 2017, include unrealized losses of $0.2 million and $5.8 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps were not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, were included in operating revenues in the current periods.
Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At March 31, 2018, $338.9 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2018, we had $1.6 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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
During the six months ended March 31, 2018, we implemented internal control procedures to address previously identified material weakness related to deficiencies in our internal control over financial reporting concerning:

•	the design, conduct and documentation of an effective continuous risk assessment process related to new business lines.

•	the design and operating effectiveness of process level controls related to physical coal trading activities in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd.
These internal controls included (a) implementation of policies requiring an internal audit of business process level controls and monitoring activities subsequent to new businesses to ensure that information systems, business processes, internal controls, monitoring activities and personnel are fully aligned with our control environment and financial reporting objectives. Also, we implemented policies requiring quarterly analysis by management, including consideration of changes in risk assessment, of new business lines in order to conduct and document an effective continuous risk assessment process to identify, analyze, and monitor risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks, and (b) exit of the physical coal business, which was only conducted in INTL Asia Pte. Ltd. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of March 31, 2018.
Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The trial of this matter took place during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. The case has been appealed to the Seventh Circuit several times. The latest oral argument was heard in the Seventh Circuit on June 7, 2017. On August 14, 2017, the Seventh Circuit ruled in favor of all of INTL FCStone Financial’s arguments.
On April 23, 2018, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, INTL FCStone Financial requested immediate payment of funds due based on the August 14, 2017 ruling in its favor. On May 1, 2018, INTL FCStone Financial received funds in the amount of $1.9 million, which it will recognize as a gain during the quarter ending June 30, 2018.
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
Our common stock repurchase program activity for the three months ended March 31, 2018 was as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2018 to January 31, 2018	—	$—	—	1,000,000
February 1, 2018 to February 28, 2018	—	—	—	1,000,000
March 1, 2018 to March 31, 2018	—	—	—	1,000,000
Total	—	$—	—

Item 6. Exhibits

10.1
Fourth Amendment to Amended and Restated Credit Agreement, entered into as of May 1, 2018, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the financial institutions executing this Amendment as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent for the Lenders.

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
INTL FCStone Inc.

Date:	May 8, 2018	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 8, 2018	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer