Form 10-Q
period 2018-06-30
INTL FCSTONE INC.
filed 2018-08-06
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 2, 2018, there were 18,906,669 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$347.8	$314.9
Cash, securities and other assets segregated under federal and other regulations (including $675.4 and $54.5 at fair value at June 30, 2018 and September 30, 2017, respectively)	1,212.6	518.8
Collateralized transactions:
Securities purchased under agreements to resell	769.6	406.6
Securities borrowed	176.3	86.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties (including $716.4 and $204.7 at fair value at June 30, 2018 and September 30, 2017, respectively)	2,165.2	2,625.1
Receivables from customers, net	218.5	232.7
Notes receivable	11.0	10.6
Income taxes receivable	0.2	0.4
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $17.3 and $19.4 at June 30, 2018 and September 30, 2017, respectively)	2,003.4	1,731.8
Physical commodities inventory, net (including $111.1 and $73.2 at fair value at June 30, 2018 and September 30, 2017, respectively)	212.8	124.8
Deferred income taxes, net	22.7	42.6
Property and equipment, net	41.0	38.7
Goodwill and intangible assets, net	56.4	59.4
Other assets	47.4	50.4
Total assets	$7,284.9	$6,243.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.0 at fair value at September 30, 2017)	$128.1	$135.6
Payables to:
Customers	3,354.7	3,072.9
Broker-dealers, clearing organizations and counterparties (including $7.1 and $4.8 at fair value at June 30, 2018 and September 30, 2017, respectively)	130.8	125.7
Lenders under loans	360.6	230.2
Income taxes payable	12.5	7.3
Collateralized transactions:
Securities sold under agreements to repurchase	1,599.0	1,393.1
Securities loaned	204.3	111.1
Financial instruments sold, not yet purchased, at fair value	1,007.2	717.6
Total liabilities	6,797.2	5,793.5
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,012,531 issued and 18,890,574 outstanding at June 30, 2018 and 20,855,243 issued and 18,733,286 outstanding at September 30, 2017	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at June 30, 2018 and September 30, 2017	(46.3)	(46.3)
Additional paid-in capital	265.7	259.0
Retained earnings	301.3	261.5
Accumulated other comprehensive loss, net	(33.2)	(24.5)
Total stockholders' equity	487.7	449.9
Total liabilities and stockholders' equity	$7,284.9	$6,243.4
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues:
Sales of physical commodities	$6,866.2	$5,317.0	$20,836.4	$16,486.3
Trading gains, net	103.4	79.9	296.9	246.9
Commission and clearing fees	96.6	73.0	271.6	212.5
Consulting, management, and account fees	18.3	16.3	53.2	47.5
Interest income	33.7	19.6	85.6	47.7
Other income	0.1	0.1	0.2	0.2
Total revenues	7,118.3	5,505.9	21,543.9	17,041.1
Cost of sales of physical commodities	6,858.5	5,308.3	20,811.3	16,462.2
Operating revenues	259.8	197.6	732.6	578.9
Transaction-based clearing expenses	49.0	33.9	136.6	101.2
Introducing broker commissions	34.1	29.2	101.4	86.1
Interest expense	22.1	11.2	55.4	30.1
Net operating revenues	154.6	123.3	439.2	361.5
Compensation and other expenses:
Compensation and benefits	86.9	75.5	252.3	222.7
Trading systems and market information	8.6	8.3	25.7	25.7
Occupancy and equipment rental	4.2	3.9	12.5	11.1
Professional fees	4.8	3.7	13.4	11.9
Travel and business development	3.7	3.0	10.2	9.6
Non-trading technology and support	3.8	3.2	10.3	8.9
Depreciation and amortization	2.8	2.4	8.4	7.2
Communications	1.3	1.5	4.1	3.9
Bad debts	1.6	0.1	2.9	3.9
Other	6.0	6.7	20.4	18.9
Total compensation and other expenses	123.7	108.3	360.2	323.8
Other gain	2.0	—	2.0	—
Income before tax	32.9	15.0	81.0	37.7
Income tax expense	8.9	2.3	41.2	7.7
Net income	$24.0	$12.7	$39.8	$30.0
Earnings per share:
Basic	$1.27	$0.67	$2.10	$1.59
Diluted	$1.25	$0.66	$2.06	$1.58
Weighted-average number of common shares outstanding:
Basic	18,597,165	18,447,053	18,524,846	18,365,939
Diluted	18,976,898	18,702,128	18,876,259	18,659,138
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$24.0	$12.7	$39.8	$30.0
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4.9)	(1.9)	(8.7)	(2.1)
Other comprehensive loss	(4.9)	(1.9)	(8.7)	(2.1)
Comprehensive income	$19.1	$10.8	$31.1	$27.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$39.8	$30.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8.4	7.2
Bad debts	2.9	3.9
Deferred income taxes	19.7	(5.8)
Amortization of debt issuance costs	0.8	1.7
Amortization of share-based compensation	4.9	4.6
Gain on sale of property and equipment	—	(0.3)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(731.0)	458.8
Securities purchased under agreements to resell	(363.4)	87.9
Securities borrowed	(89.7)	(112.7)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	409.7	(432.1)
Receivables from customers, net	22.5	(87.2)
Notes receivable	(0.4)	9.8
Income taxes receivable	(0.8)	(0.4)
Financial instruments owned, at fair value	(254.0)	(174.6)
Physical commodities inventory, net	(89.0)	(48.9)
Other assets	1.5	0.5
Accounts payable and other accrued liabilities	1.5	(13.3)
Payables to customers	319.7	(4.8)
Payables to broker-dealers, clearing organizations and counterparties	10.0	(65.4)
Income taxes payable	6.4	1.7
Securities sold under agreements to repurchase	206.0	291.2
Securities loaned	93.2	130.5
Financial instruments sold, not yet purchased, at fair value	294.2	(97.2)
Net cash used in operating activities	(87.1)	(14.9)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(6.0)
Purchase of property and equipment	(9.3)	(8.6)
Net cash used in investing activities	(9.3)	(14.6)
Cash flows from financing activities:
Net change in payable to lenders under loans	131.0	62.5
Repayment of senior unsecured notes	—	(45.5)
Payments of note payable	(0.6)	(0.6)
Deferred payments on acquisitions	(5.5)	—
Debt issuance costs	(0.4)	(0.3)
Exercise of stock options	2.6	3.1
Withholding taxes on stock option exercises	(0.8)
Income tax benefit on stock options and awards	—	(0.2)
Net cash provided by financing activities	126.3	19.0
Effect of exchange rates on cash and cash equivalents	3.0	0.4
Net increase (decrease) in cash and cash equivalents	32.9	(10.1)
Cash and cash equivalents at beginning of period	314.9	316.2
Cash and cash equivalents at end of period	$347.8	$306.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$54.2	$27.2
Income taxes paid, net of cash refunds	$15.8	$12.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from asset acquisition	$—	$6.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net income				39.8		39.8
Other comprehensive loss					(8.7)	(8.7)
Exercise of stock options			1.8			1.8
Share-based compensation			4.9			4.9
Balances as of June 30, 2018	$0.2	$(46.3)	$265.7	$301.3	$(33.2)	$487.7
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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

Foreign Currency Translation
The Company’s condensed consolidated financial statements are reported in U.S. dollars. The Company’s foreign subsidiaries maintain their records either in U.S. dollars or in certain instances the currency of the country in which they operate. The method of translating local currency financial information into U.S. dollars depends on whether the economy in which the foreign subsidiary operates has been designated as highly inflationary or not. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.
Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss). Revenues and expense are translated at rates of exchange in effect during the year. Transaction gains and losses are recorded in earnings.
Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency. Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings. Nonmonetary assets and liabilities do not fluctuate with changes in the local currency exchange rates to the dollar as the translated amounts for nonmonetary assets and liabilities at the end of the accounting period in which the economy becomes highly inflationary becomes the accounting basis for those assets and liabilities in the period of change and subsequent periods. Revenues and expenses are translated at rates of exchange in effect during the year.
The Company operates asset management and debt trading businesses in Argentina through various wholly owned subsidiaries. Net operating revenues from the Argentinean subsidiaries represented approximately 4% of the consolidated net operating revenues for the nine months ended June 30, 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the nine months ended June 30, 2018, the Argentine peso declined approximately 67% (from 17.3 to 28.9 pesos to the U.S. dollar). Based upon inflationary data published by the International Practices Task Force (IPTF) of the Center for Audit Quality (CAQ), the economy of Argentina became highly inflationary during the three months ended June 30, 2018.
Beginning July 1, 2018, the Company has designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company will account for the Argentinean entities using the U.S. dollar as their functional currency beginning in the quarter ending September 30, 2018. Argentine peso-denominated monetary assets and liabilities will be remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and loses recognized in earnings. The translated balances for nonmonetary assets and liabilities as of June 30, 2018, will become the accounting basis for those assets in the period of change and subsequent periods.
At June 30, 2018, the Company had net monetary assets denominated in Argentine pesos of $11.2 million, including cash of $2.6 million. At June 30, 2018, the Company had net nonmonetary assets denominated in Argentine pesos of $1.1 million, including $0.1 million of goodwill.
Reclassifications
During the three and nine months ended June 30, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the condensed consolidated income statements. Additionally, during the three and nine months ended June 30, 2018, the Company separately classified communications related expenses separately from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to the current period presentation. For the three and nine months ended June 30, 2017, ‘Other’ expenses included $3.2 million and $8.9 million, respectively, of expenses that are now included within ‘Non-trading technology and support’ on the condensed consolidated income statements. For the three and nine months ended June 30, 2017, ‘Trading systems and market information’ included $1.5 million and $3.9 million, respectively, of expenses that are now included within ‘Communications’ on the condensed consolidated income statements.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement instead of additional paid in capital. ASU 2016-09 also provides entities with the option to elect an accounting policy to estimate forfeitures of share-based awards over the service period or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company in the first quarter of 2018 and the impact of the adoption resulted in the following:

•
During the nine months ended June 30, 2018, the Company recognized excess tax benefits from share-based compensation of $0.4 million within income tax expense on the condensed consolidated income statement and within net income on the condensed consolidated cash flow statement. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in-capital on the condensed consolidated balance sheets and separately stated in the financing activities in the condensed consolidated cash flow statements. The Company has elected to adopt this guidance prospectively.

•
The Company has elected to account for forfeitures of share-based awards as they occur. The Company elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

•
The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three and nine months ended June 30, 2018. The Company has elected to adopt this guidance prospectively.

•
For the nine months ended June 30, 2018, the Company has classified as a financing activity in the condensed consolidated cash flow statement $0.8 million of cash paid to taxing authorities for restricted stock shares withheld to satisfy statutory income tax withholding obligations. The retrospective application of this guidance had no impact on the condensed consolidated cash flow statement for the nine months ended June 30, 2017.

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
Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities. Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding.
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2018	2017	2018	2017
Numerator:
Net income	$24.0	$12.7	$39.8	$30.0
Less: Allocation to participating securities	(0.3)	(0.3)	(0.6)	(0.6)
Net income allocated to common stockholders	$23.7	$12.4	$39.2	$29.4
Denominator:
Weighted average number of:
Common shares outstanding	18,597,165	18,447,053	18,524,846	18,365,939
Dilutive potential common shares outstanding:
Share-based awards	379,733	255,075	351,413	293,199
Diluted weighted-average common shares	18,976,898	18,702,128	18,876,259	18,659,138
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 76,587 and 210,543 shares of common stock for the three months ended June 30, 2018 and 2017, respectively, and options to purchase 147,640 and 242,778 shares of common stock for the nine months ended June 30, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.

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
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee from the respective exchange. The Company requires most counterparties to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties, which mitigates the impact of counterparty credit risk in the evaluation of the fair value of OTC derivative contracts.
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

Financial instruments owned and sold, not yet purchased reported at fair value on a recurring basis include the value of common and preferred stock, American Depository Receipts (“ADRs”), and Global Depository Receipts (“GDRs”), exchangeable foreign ordinary equities, ADRs, and GDRs, corporate and municipal bonds, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities leases, commodities warehouse receipts, exchange firm common stock, and mutual funds and investments in managed funds.
Physical commodities inventory recorded at fair value on a recurring basis includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using spot prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at net realizable value using spot prices. Precious metals inventory held by subsidiaries that are not broker-dealers are valued at fair value on a non-recurring basis. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and September 30, 2017.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, commodities warehouse receipts, some common and preferred stock, ADRs, and GDRs, some exchangeable foreign ordinary equities, ADRs, and GDRs, some corporate and municipal obligations, physical precious metals held by a regulated broker-dealer subsidiary, exchange firm common stock, mutual funds, as well as exchange traded options on futures contracts.
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
With the exception of certain derivative instruments, financial instruments owned and sold are primarily valued using third party pricing sources. Third party vendors compile prices from various sources and often apply matrix pricing for similar securities when no prices are observable. The Company reviews the pricing methodologies provided by the various vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the propriety of an internal trader price compared with vendor prices, considerations include the range and quality of vendor prices. Trader or broker prices are used to ensure the reasonableness of a vendor price; however valuing financial instruments involves judgments acquired from knowledge of a particular market. If a trader asserts that a vendor or market price is not reflective of market value, justification for using the trader price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management. Financial instruments owned and sold are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2018 by level in the fair value hierarchy.

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	74.9	—	—	—	74.9
U.S. Treasury obligations	600.5	—	—	—	600.5
Cash, securities and other assets segregated under federal and other regulations	675.4	—	—	—	675.4
U.S. Treasury obligations	666.7	—	—	—	666.7
"To be announced" (TBA) and forward settling securities	—	4.4	—	(0.1)	4.3
Foreign government obligations	—	5.5	—	—	5.5
Derivatives	6,131.7	24.2	—	(6,116.0)	39.9
Deposits with and receivables from broker-dealers, clearing organization and counterparties	6,798.4	34.1	—	(6,116.1)	716.4
Common and preferred stock, ADRs, and GDRs	33.2	2.9	—	—	36.1
Exchangeable foreign ordinary equities, ADRs, and GDRs	29.7	1.4	—	—	31.1
Corporate and municipal bonds	64.1	0.2	—	—	64.3
U.S. Treasury obligations	99.7	—	—	—	99.7
U.S. government agency obligations	—	352.8	—	—	352.8
Foreign government obligations	—	8.5	—	—	8.5
Agency mortgage-backed obligations	—	1,036.2	—	—	1,036.2
Asset-backed obligations	—	47.4	—	—	47.4
Derivatives	0.7	1,473.7	—	(1,169.4)	305.0
Commodities leases	—	77.9	—	(70.6)	7.3
Commodities warehouse receipts	0.1	—	—	—	0.1
Exchange firm common stock	10.0	—	—	—	10.0
Mutual funds and other	4.9	—	—	—	4.9
Financial instruments owned	242.4	3,001.0	—	(1,240.0)	2,003.4
Physical commodities inventory, net	8.9	102.2	—	—	111.1
Total assets at fair value	$7,728.9	$3,137.3	$—	$(7,356.1)	$3,510.1
Liabilities:
TBA and forward settling securities	—	7.2	—	(0.1)	7.1
Derivatives	6,175.9	3.4	—	(6,179.3)	—
Payable to broker-dealers, clearing organizations and counterparties	6,175.9	10.6	—	(6,179.4)	7.1
Common and preferred stock, ADRs, and GDRs	39.3	8.8	—	—	48.1
Exchangeable foreign ordinary equities, ADRs, and GDRs	31.2	—	—	—	31.2
Corporate and municipal bonds	1.5	—	—	—	1.5
U.S. Treasury obligations	511.4	—	—	—	511.4
U.S. government agency obligations	—	38.1	—	—	38.1
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	1,490.6	—	(1,184.8)	305.8
Commodities leases	—	69.9	—	1.1	71.0
Financial instruments sold, not yet purchased	583.4	1,607.5	—	(1,183.7)	1,007.2
Total liabilities at fair value	$6,759.3	$1,618.1	$—	$(7,363.1)	$1,014.3

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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
Realized and unrealized gains and losses are included in ‘trading gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the three and nine months ended June 30, 2018 and 2017, including a summary of unrealized gains (losses) during the respective periods on the Company’s Level 3 financial assets and liabilities held during the periods.

	Level 3 Financial Assets For the Three and Nine Months Ended June 30, 2018
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
The Company was required to make additional future cash payments based on certain financial performance measures of an acquired business. The Company was required to remeasure the fair value of contingent consideration arrangements on a recurring basis. As of September 30, 2017, the Company had classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. The estimated fair value of the contingent consideration arrangements was based upon management-developed earnings forecasts for the remaining contingency period, which was a Level 3 input in the fair value hierarchy. The fair value of the contingent consideration increased by $0.1 million during the nine months ended June 30, 2017, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements. The contingency period for the contingent consideration arrangements ended as of December 31, 2017 and the accrued balance of $1.0 million was paid during the nine months ended June 30, 2018.
The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of Levels 1, 2, and 3 during the three and nine months ended June 30, 2018 and 2017.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2018 and September 30, 2017 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Receivables and other assets: Receivables from broker-dealers, clearing organizations, and counterparties, receivables from customers, net, notes receivables, and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Payables: Payables to customers and payables to brokers-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Lenders under loans: Payables to lenders under loans carry variable rates of interest and thus approximate fair value and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2018 and September 30, 2017 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2018. The total financial instruments sold, not yet purchased of $1,007.2 million and $717.6 million as of June 30, 2018 and September 30, 2017, respectively, includes $305.8 million and $317.0 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2018 and September 30, 2017.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2018 and September 30, 2017. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2018		September 30, 2017
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,789.5	$4,771.0	$2,094.2	$1,975.0
OTC commodity derivatives	839.3	850.3	1,084.0	1,110.3
Exchange-traded foreign exchange derivatives	74.6	57.2	66.0	52.0
OTC foreign exchange derivatives	618.3	603.5	618.5	609.8
Exchange-traded interest rate derivatives	577.8	529.3	228.4	203.6
OTC interest rate derivatives	40.3	40.2	—	—
Exchange-traded equity index derivatives	690.5	818.4	221.3	245.4
TBA and forward settling securities	4.4	7.2	8.8	4.9
Gross fair value of derivative contracts	7,634.7	7,677.1	4,321.2	4,201.0
Impact of netting and collateral	(7,285.5)	(7,364.2)	(4,205.5)	(3,879.2)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties’	$44.2		$(46.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$305.0		$162.1
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$7.1		$4.8
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$305.8		$317.0

(1)	As of June 30, 2018 and September 30, 2017, the Company’s derivative contract volume for open positions were approximately 9.7 million and 6.1 million contracts, respectively.
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

As of June 30, 2018 and September 30, 2017, these transactions are summarized as follows:

	June 30, 2018		September 30, 2017
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$2.9	$829.5	$—	$51.3
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$—	$38.7	$(2.9)	$1,236.8
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and deposits with and receivables from broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$0.1	$(90.7)	$5.8	$(1,881.9)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and deposits with and receivables from broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$(6.9)	$(1,838.2)	$(0.1)	$(404.1)
Unrealized gain (loss) on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$1.4	$563.8	$(2.0)	$882.9
Unrealized (loss) gain on forward settling securities sold within payables to broker-dealers, clearing organizations, and counterparties and deposits with and receivables from broker-dealers, clearing organizations and counterparties, respectively, and related notional amounts (1)	$(0.3)	$(245.5)	$3.0	$(590.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2018 and 2017 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘Trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Commodities	$38.1	$22.0	$71.9	$40.8
Foreign exchange	2.9	1.7	7.7	3.7
Interest rate	0.5	—	1.1	(1.0)
TBA and forward settling securities	—	(5.4)	10.3	3.1
Net gains from derivative contracts	$41.5	$18.3	$91.0	$46.6
Credit Risk
In the normal course of business, the Company purchases and sells financial instruments, commodities and foreign currencies as either a principal or agent on behalf of its customers. If either the customer or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the fair value of the financial instrument or foreign currency is different from the contract value of the transaction.
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

The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2018 and September 30, 2017 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from customers was $9.9 million and $7.6 million as of June 30, 2018 and September 30, 2017, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $48.1 million and $47.0 million as of June 30, 2018 and September 30, 2017, respectively.
During the three months ended June 30, 2018, the Company recorded bad debt expense of $1.6 million. The bad debt expense was primarily related to agricultural OTC customer account deficits in the Company’s Commercial Hedging segment partially offset by the recovery of a precious metals customer trading account deficit in the Company’s Physical Commodities segment. During the three months ended June 30, 2017, the Company recorded bad debt expense of $0.1 million.
During the nine months ended June 30, 2018, the Company recorded bad debt expense of $2.9 million. The provision for bad debts was primarily related an additional provision of $1.0 million related to a bad debt in the physical coal business for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017 and agricultural OTC customer account deficits in the Company’s Commercial Hedging segment. During the nine months ended June 30, 2017, the Company recorded bad debt expense of $3.9 million, primarily related to $3.8 million of LME Metals customer deficits in the Company’s Commercial Hedging Segment.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	June 30, 2018	September 30, 2017
Physical Ag & Energy(1)	$103.5	$65.1
Precious metals - held by broker-dealer subsidiary(2)	8.9	13.3
Precious metals - held by non-broker-dealer subsidiaries(3)	100.4	46.4
Physical commodities inventory	$212.8	$124.8
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
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $0.0 million and $0.7 million as of June 30, 2018 and September 30, 2017, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	June 30, 2018	September 30, 2017
Commercial Hedging	$30.3	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	6.8	7.7
Goodwill	$45.8	$47.1
The Company recorded $1.3 million in foreign exchange revaluation adjustments on goodwill for the nine months ended June 30, 2018.
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$2.7	$(2.5)	$0.2	$2.7	$(2.5)	$0.2
Customer base	20.0	(9.6)	10.4	20.0	(7.9)	12.1
Total intangible assets	$22.7	$(12.1)	$10.6	$22.7	$(10.4)	$12.3
Amortization expense related to intangible assets was $1.7 million and $2.1 million for the nine months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $0.6 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2018 (remaining three months)	$0.6
Fiscal 2019	2.2
Fiscal 2020	2.0
Fiscal 2021	1.9
Fiscal 2022 and thereafter	3.9
$10.6

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

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd, may borrow up to approximately $25.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its customers, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2018 and September 30, 2017.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement. There were zero and $23.0 million in borrowings outstanding under this credit facility as of June 30, 2018, and September 30, 2017, respectively.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., may borrow for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. As of June 30, 2018, there were $48.0 million in borrowings outstanding under this credit facility and no borrowings outstanding as of September 30, 2017.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., may borrow up to $100.0 million for short term funding of firm and customer securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or customer owned securities which have been pledged under a clearing arrangement. The amounts borrowed under the facilities are payable on demand. There were zero and $11.0 million in borrowings outstanding under this credit facility as of June 30, 2018, and September 30, 2017, respectively.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of June 30, 2018 and September 30, 2017:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	June 30, 2018	September 30, 2017
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$208.7	$150.0
INTL FCStone Financial, Inc.	None	April 4, 2019	75.0	—	—
FCStone Merchants Services, LLC	Certain commodities assets	November 1, 2019	232.5	102.5	44.2
INTL FCStone Ltd.	None	November 7, 2018	25.0	—	—
			$594.5	311.2	194.2

Uncommitted Credit Facilities
INTL FCStone Financial, Inc.	Commodities warehouse receipts and certain pledged securities	n/a	$—	48.0	34.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	$—	—	—

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				1.4	2.0
Total Payables to lenders under loans				$360.6	$230.2
As reflected above, $362.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2018, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the customers sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $1.0 million and $0.8 million as of June 30, 2018 and September 30 2017, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2018 and September 30, 2017, financial instruments owned, at fair value of $17.3 million and $19.4 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.

The Company also has repledged securities borrowed and customer securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $193.9 million and $108.4 million as of June 30, 2018, and September 30, 2017, respectively. Additionally, the Company has also pledged customer securities held under custodial clearing arrangements with a fair value of $58.8 million and $12.7 million as of June 30, 2018, and September 30, 2017, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 9.
In addition, as of June 30, 2018 and September 30, 2017, the Company pledged financial instruments owned, at fair value of $1,364.5 million and $1,306.4 million, respectively, and securities received under reverse repurchase agreements of $252.1 million and $100.2 million, respectively, to cover collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the condensed consolidated balance sheet.
At June 30, 2018, the Company has accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers under custodial clearing agreements. The fair value of such collateral at June 30, 2018 and September 30, 2017, was $1,091.3 million and $631.7 million, respectively, of which $515.6 million and $306.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements or bank loans, and to meet counterparties’ needs under lending arrangements.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of June 30, 2018 and September 30, 2017 (in millions):

	June 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$699.1	$584.9	$305.0	$10.0	$1,599.0
Securities loaned	204.3	—	—	—	204.3
Gross amount of secured financing	$903.4	$584.9	$305.0	$10.0	$1,803.3

	September 30, 2017
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$640.2	$432.9	$320.0	$—	$1,393.1
Securities loaned	111.1	—	—	—	111.1
Gross amount of secured financing	$751.3	$432.9	$320.0	$—	$1,504.2
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of June 30, 2018 and September 30, 2017 (in millions):

Securities sold under agreements to repurchase:	June 30, 2018	September 30, 2017
U.S. Treasury obligations	$3.0	$7.0
U.S. government agency obligations	342.6	332.6
Asset-backed obligations	77.6	36.4
Agency mortgage-backed obligations	1,175.8	1,017.1
Total securities sold under agreements to repurchase	1,599.0	1,393.1

Securities loaned:
Common stock	204.3	111.1
Total securities loaned	204.3	111.1
Gross amount of secured financing	$1,803.3	$1,504.2

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
As of June 30, 2018 and September 30, 2017, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company:
Sentinel Litigation
Prior to the July 1, 2015 merger into INTL FCStone Financial, our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant (“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition. A further amount of $2.0 million was held by the bankruptcy trustee in reserve in the name of FCStone, LLC.
In August 2008, the bankruptcy trustee of Sentinel filed adversary legal proceedings against FCStone, LLC and a number of other FCMs, seeking recovery of pre- and post-petition transfers totaling $15.5 million.
On April 23, 2018, following ten years of legal proceedings and a final ruling by the United States Court of Appeals for the Seventh Circuit against the trustee and in favor of INTL FCStone Financial, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, on May 1, 2018, INTL FCStone Financial received funds from the reserve account in the amount of $2.0 million. This amount is presented in ‘other gain’ in the condensed consolidated income statement.
The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause it to change those estimates and assumptions.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2018, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2018, as follows:

(in millions)				As of June 30, 2018
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$157.0	$93.3
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,452.9	$2,397.0
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$162.6	$144.8
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$—	$—
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$—	$—
INTL Custody & Clearing Solutions Inc.	SEC	United States	Net capital	$2.0	$0.1
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$3.7	$0.5
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$193.2	$91.7
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$167.4	$163.4
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$192.4	$91.7
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$11.6	$2.2
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.7	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$1.4	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$4.8	$0.6
INTL CIBSA S.A.	CNV	Argentina	Net capital	$0.9	$0.4
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2018, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three and nine months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Contingent consideration, net	$—	$—	$—	$0.1
Insurance	0.7	0.7	1.9	2.0
Advertising, meetings and conferences	1.0	1.0	5.3	3.1
Office supplies and printing	0.5	0.6	1.3	1.7
Other clearing related expenses	0.8	0.9	1.8	1.6
Other non-income taxes	1.3	1.2	3.8	3.5
Other	1.7	2.3	6.3	6.9
Total other expenses	$6.0	$6.7	$20.4	$18.9

Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2018.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2017	$(21.5)	$(3.0)	$(24.5)
Other comprehensive loss, net of tax	(8.7)	—	(8.7)
Balances as of June 30, 2018	$(30.2)	$(3.0)	$(33.2)

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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company will compute its income tax expense (benefit) for the September 30, 2018 tax year using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. For the nine months ended June 30, 2018, the Company recorded tax expense of $8.8 million related to the remeasurement of deferred tax assets and liabilities. For the three months ended December 31, 2017, the Company recorded tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities. Due to additional information becoming available in the three months ended March 31, 2018, the Company recorded a benefit of $0.1 million related to the remeasurement of deferred tax assets and liabilities. There were no adjustments recorded in the three months ended June 30, 2018. This amount remains provisional. The Tax Reform also includes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017. In the three months ended March 31, 2018, the Company recorded a benefit of $0.7 million due to revised E&P computations, net operating loss carryforward available, and revised non-US income taxes paid. There were no adjustments recorded in the three months ended June 30, 2018. The total provisional transition tax obligation to date is $11.3 million. The Company continues to gather additional information to more precisely compute the amount of the transition tax.
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
Effects of tax law changes where a reasonable estimate of the accounting effects has not yet been made include additional limitations on certain meals and entertainment expenses and the unlimited carryforward of net operating losses. The Company has also not yet determined the potential tax impact of provisions that are not yet effective, such as GILTI, BEAT, elimination of U.S. tax on dividends of future foreign earnings, and a limitation of the utilization of net operating losses generated after fiscal 2018 to 80 percent of taxable income per tax year. The Company expects to make the policy election to treat GILTI as a period expense in the fiscal year ending September 30, 2019.
Current and Prior Period Tax Expense
Income tax expense of $8.9 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and income tax expense of $41.2 million and $7.7 million for the nine months ended June 30, 2018 and 2017, respectively, reflect estimated federal, foreign, state and local taxes. Due to Tax Reform, the Company recorded discrete expense of $20.1 million. This consists of expense of $20.9 million in the three months ended December 31, 2017, and benefit of $0.8 million in the three months ended March 31, 2018. There were no adjustments recoded in the three months ended June 30, 2018. Tax expense, excluding the discrete expense related to the Tax Reform, was $8.8 million for the three months ended June 30, 2018, and $21.0 million for the nine months ended June 30, 2018.
For the three months ended June 30, 2018 and 2017, the Company’s effective tax rate was 27% and 15%, respectively. For the nine months ended June 30, 2018 and 2017, the Company’s effective tax rate was 51% and 20%, respectively. For the nine months ended June 30, 2018, the discrete expense of $20.1 million related to Tax Reform, increased the effective tax rate by 25%. The effective rate for the nine months ended June 31, 2018 was 26%, excluding the impacts of Tax Reform. The Company’s effective tax rate decreased 0.4% due to excess tax benefits on share-based compensation recognized through the first nine months of 2018 related to the adoption of ASU 2016-09. See Note 1 for more information regarding the adoption of ASU 2016-09. The effective rate, excluding the impacts of Tax Reform, was higher than the U.S. federal statutory rate due to U.S. state and local taxes and foreign permanent differences.
The valuation allowance for deferred tax assets as of June 30, 2018 and September 30, 2017 was $4.5 million and $4.0 million, respectively. The valuation allowances as of June 30, 2018 and September 30, 2017 were primarily related to U.S., state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2017, 2016, and 2015 of $(20.5) million, $(9.7) million and $16.5 million, respectively. The differences between actual levels of past taxable (losses) income and pre-tax book (losses) income are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $3.3 million that are scheduled to reverse from 2018 to 2020 and $2.2 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 5 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimates in future periods could result in adjustments to the valuation allowance.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2017 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ranging from September 30, 2016 to

September 30, 2017. In Brazil, the Company has open tax years ranging from December 31, 2012 through December 31, 2017. In Argentina, the Company has open tax years ranging from September 30, 2010 to September 30, 2017. In Singapore, the Company has open tax years ranging from September 30, 2012 to September 30, 2017.
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
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, variable compensation, introducing broker commissions, and interest expense. Variable compensation paid to risk management consultants/traders generally represents a fixed percentage of revenues generated, and in some cases, revenues generated less transaction-based clearing charges, base salaries and an overhead allocation.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total revenues:
Commercial Hedging	$77.9	$57.1	$217.7	$177.3
Global Payments	26.0	22.5	74.0	67.1
Securities	49.9	40.0	148.4	115.3
Physical Commodities	6,873.4	5,320.3	20,852.3	16,495.2
Clearing and Execution Services	88.9	65.4	249.1	193.2
Corporate unallocated	2.2	0.6	2.4	(7.0)
Total	$7,118.3	$5,505.9	$21,543.9	$17,041.1
Operating revenues (loss):
Commercial Hedging	$77.9	$57.1	$217.7	$177.3
Global Payments	26.0	22.5	74.0	67.1
Securities	49.9	40.0	148.4	115.3
Physical Commodities	14.9	12.0	41.0	33.0
Clearing and Execution Services	88.9	65.4	249.1	193.2
Corporate unallocated	2.2	0.6	2.4	(7.0)
Total	$259.8	$197.6	$732.6	$578.9
Net operating revenues (loss):
Commercial Hedging	$61.0	$44.2	$172.0	$140.3
Global Payments	24.7	20.3	69.6	60.0
Securities	23.6	24.6	74.7	73.8
Physical Commodities	11.4	10.2	32.3	27.3
Clearing and Execution Services	32.7	25.6	91.9	75.1
Corporate unallocated	1.2	(1.6)	(1.3)	(15.0)
Total	$154.6	$123.3	$439.2	$361.5
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$44.3	$32.6	$125.5	$102.9
Global Payments	19.9	16.2	55.9	47.9
Securities	17.5	20.2	55.6	58.9
Physical Commodities	8.1	7.6	23.1	19.9
Clearing and Execution Services	24.4	19.1	68.8	56.7
Total	$114.2	$95.7	$328.9	$286.3
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$25.3	$16.3	$74.0	$50.4
Global Payments	16.0	12.9	44.1	37.8
Securities	10.3	12.9	34.1	37.5
Physical Commodities	5.1	4.3	11.8	11.2
Clearing and Execution Services	13.7	6.5	36.9	20.1
Total	$70.4	$52.9	$200.9	$157.0
Reconciliation of segment income to income before tax:
Segment income	$70.4	$52.9	$200.9	$157.0
Net costs not allocated to operating segments	39.5	37.9	121.9	119.3
Other gain	2.0	—	2.0	—
Income before tax	$32.9	$15.0	$81.0	$37.7

(in millions)	As of June 30, 2018	As of September 30, 2017
Total assets:
Commercial Hedging	$1,848.5	$1,650.3
Global Payments	284.3	199.5
Securities	2,712.7	2,101.7
Physical Commodities	307.4	339.5
Clearing and Execution Services	2,026.3	1,818.9
Corporate unallocated	105.7	133.5
Total	$7,284.9	$6,243.4

Note 17 - Acquisitions

On June 12, 2018, the Company executed a sale and purchase agreement to acquire Carl Kliem S.A. Carl Kliem S.A. is an independent interdealer broker based in Luxembourg, a leading European financial hub, which provides foreign exchange, interest rate and fixed income products to a diverse, institutional client base across the European Union. Carl Kliem S.A. employs approximately 40 people and has over 400 active institutional clients. The closing of the agreement is conditional upon approval of the Luxembourg financial sector supervisory authority, the Commission de Surveillance du Secteur Financier. The purchase price is equal to the net tangible book value on the completion date minus restructuring costs and is not expected to be material to the Company.

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; correspondent securities clearing and independent wealth management; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,600 employees. We currently serve more than 20,000 predominantly wholesale organizations, located in more than 130 countries. Our correspondent clearing and independent wealth management businesses include approximately 50 correspondent clearing relationships with more than 120,000 underlying individual securities accounts, of which 65,000 are related to the independent wealth management business.
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
Our accounting for certain elements of the Tax Reform is incomplete. However, as of June 30, 2018, we can determine a reasonable estimate for certain effects of the Tax Reform and have recorded an estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and liabilities resulted in $8.8 million of discrete tax expense, which increased the effective tax rate by 11% during the nine months ended June 30, 2018. The provisional remeasurement amount is expected to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.
To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. We can make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $11.3 million, which increased the effective tax rate by 14% during the nine months ended June 30, 2018. We continue to gather additional information to more precisely compute the amount of the transition tax.
While we can make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions we may take.
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
Executive Summary
We achieved another strong performance in the third quarter of fiscal 2018, with operating revenues of $259.8 million, representing 31% growth over the prior year. Continued market volatility in our key markets resulted in increased customer activity and a widening of spreads, which combined with increases in short term interest rates and average customer balances resulted in growth in operating revenues across all of our operating segments, including record quarterly operating revenues in both our Global Payments and Clearing and Execution Services segments (“CES”).
The growth in operating revenues was led by our CES segment, which increased $23.5 million versus the prior year, while our largest segment, Commercial Hedging added $20.8 million in operating revenues versus the prior year. The Securities segment added $9.9 million while the Global Payments and Physical Commodities segments increased operating revenues by $3.5 million and $2.9 million, respectively.
Overall, segment income increased 33%, or $17.5 million with the Commercial Hedging and CES segments adding $9.0 million and $7.2 million respectively. In addition, Global Payments segment income increased $3.1 million versus the prior year period. Our Physical Commodities increased segment income by $0.8 million versus the prior year. These gains were partially offset by a $2.6 million decline in segment income in our Securities segment versus the prior year.
Commercial Hedging segment income increased 55%, primarily as a result of strong growth in both exchange-traded and OTC revenues as well as a $3.4 million increase in interest income. Non-variable direct expenses increased $2.7 million, primarily impacted by a $2.5 million increase in bad debt expense related to two customers in our agricultural commodities OTC business.
CES segment income increased 111%, primarily as a result of the increase in operating revenues, most notably a 77% increase in our Exchange-traded Futures & Options business, driven by a 55% increase in exchange-traded volumes as well as a $4.9 million increase in interest income. In addition, cost savings initiatives in our FX Prime Brokerage and Correspondent Clearing businesses resulted in a $1.9 million decline in non-variable direct expenses.

Global Payments segment income increased 24%, primarily as a result of the increase in operating revenues, driven by a 18% increase in the average revenue per trade versus the prior year period. In addition, introducing broker commissions declined $0.8 million, which was partially offset by a $0.6 million increase in non-variable direct expenses.
Segment income in our Physical Commodities segment increased 19%, driven by the increase in operating revenues as well as a $0.3 million decline in non-variable direct expenses. While operating revenues in our Securities segment increased 25%, segment income declined $2.6 million. This decline was the result of a $4.3 million increase in transaction-based clearing expenses and a $7.8 million increase in interest expense due to the effect of an increase in short term interest rates on our institutional fixed income business and an increase in our securities lending activities. In addition, the prior year period includes a $2.5 million realized gain on the sale of exchange shares in Argentina.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 63% of total expenses in the current period compared to 57% in the prior year period. Non-variable expenses increased 4%, or $2.9 million year-over-year, primarily as a result of a $1.5 million increase in bad debt expense as well as a $1.1 million increase in professional fees.
The third quarter results include $2.6 million in operating revenues, presented in ‘trading gains, net’, related to economic hedges in place against the effect of the devaluation of the Argentina peso on our Argentine operations. The Argentine peso has historically served as our functional currency in the Argentine operations, and as such the revaluation of the net assets of our Argentine subsidiaries is recorded as a component of accumulated other comprehensive loss, net in the condensed consolidated balance sheets. Recently, the Argentinian economy was determined to be highly inflationary and as such, beginning July 1, 2018, the functional currency for our Argentine subsidiaries will change to the U.S. dollar and prospectively the corresponding revaluations of the net assets of these subsidiaries will be recorded in earnings each quarter in the condensed consolidated income statements while the highly inflationary designation continues.
Finally, the third quarter results include a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding. Please see Note 11 - Commitments and Contingencies for additional information on the Sentinel litigation.
Net income nearly doubled, to a record $24.0 million in the third quarter, compared to $12.7 million in the prior year.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Below is a discussion of the results of our operations, as viewed by management, for the three and nine month periods ended June 30, 2018 and 2017.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,866.2	29%	$5,317.0	$20,836.4	26%	$16,486.3
Trading gains, net	103.4	29%	79.9	296.9	20%	246.9
Commission and clearing fees	96.6	32%	73.0	271.6	28%	212.5
Consulting, management, and account fees	18.3	12%	16.3	53.2	12%	47.5
Interest income	33.7	72%	19.6	85.6	79%	47.7
Other income	0.1	—	0.1	0.2	—%	0.2
Total revenues	7,118.3	29%	5,505.9	21,543.9	26%	17,041.1
Cost of sales of physical commodities	6,858.5	29%	5,308.3	20,811.3	26%	16,462.2
Operating revenues	259.8	31%	197.6	732.6	27%	578.9
Transaction-based clearing expenses	49.0	45%	33.9	136.6	35%	101.2
Introducing broker commissions	34.1	17%	29.2	101.4	18%	86.1
Interest expense	22.1	97%	11.2	55.4	84%	30.1
Net operating revenues	154.6	25%	123.3	439.2	21%	361.5
Compensation and benefits	86.9	15%	75.5	252.3	13%	222.7
Bad debts	1.6	1,500%	0.1	2.9	(26)%	3.9
Other expenses	35.2	8%	32.7	105.0	8%	97.2
Total compensation and other expenses	123.7	14%	108.3	360.2	11%	323.8
Other gain	2.0	nm	—	2.0	nm	—
Income before tax	32.9	119%	15.0	81.0	115%	37.7
Income tax expense	8.9	287%	2.3	41.2	435%	7.7
Net income	$24.0	89%	$12.7	$39.8	33%	$30.0

Balance Sheet information:				June 30, 2018	% Change	June 30, 2017
Total assets				$7,284.9	18%	$6,195.9
Payables to lenders under loans				$360.6	47%	$244.7
Stockholders’ equity				$487.7	4%	$469.1

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	35,632.6	47%	24,190.3	98,190.8	33%	73,763.0
OTC (contracts, 000’s)	427.4	12%	382.8	1,165.7	13%	1,035.5
Global Payments (# of payments, 000’s)	171.9	(2)%	175.8	481.1	1%	476.1
Gold equivalent ounces traded (000’s)	72,300.6	98%	36,553.6	160,802.8	82%	88,122.2
Equity Market-Making (gross dollar volume, millions)	$30,344.1	42%	$21,298.1	$87,088.6	29%	$67,284.8
Debt Trading (gross dollar volume, millions)	$29,922.2	(7)%	$32,176.4	$91,615.0	(11)%	$102,651.2
FX Prime Brokerage volume (U.S. notional, millions)	$93,007.8	(36)%	$145,679.8	$330,178.9	(32)%	$487,145.5
Average assets under management in Argentina (U.S. dollar, millions)	$458.4	(30)%	$653.4	$467.3	(18)%	$570.7
Average customer equity - futures and options (millions)	$2,244.0	16%	$1,938.7	$2,146.9	7%	$2,010.8
Operating Revenues
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues increased 31% to $259.8 million in the third quarter compared to $197.6 million in the prior year. All operating segments recorded growth in operating revenues, led by our Clearing and Execution Services and Commercial Hedging segments, which increased $23.5 million and $20.8 million, respectively. In addition, the Securities segment added$9.9 million versus the prior year, while Global Payments and Physical Commodities added $3.5 million and $2.9 million, respectively.
Operating revenues in our CES segment increased 36% to a record $88.9 million in the third quarter, primarily as a result of 77% growth in Exchange-traded Futures & Options revenues, to $50.8 million, driven by increases in contract volumes, the average rate per contract earned and a $4.9 million increase in interest income. Our Correspondent Clearing business added $1.7 million versus the prior year, while the FX Prime Brokerage added $0.6 million. These gains were modestly offset by $0.6 million and $0.3 million declines in our Independent Wealth Management and Derivative Voice Brokerage businesses, respectively.
Operating revenues in Commercial Hedging increased 36%, compared to the prior year to $77.9 million as a result of a $9.3 million increase in OTC revenues, a $7.8 million increase in exchange-traded revenues and a $3.4 million increase in interest income. OTC revenues increased as a result of a 12% increase in customer OTC volumes as well as a 39% increase in the average rate per contract, primarily driven by increased customer activity in Brazil and overall market volatility. Exchange-traded revenues increased primarily as a result of a 23% increase in exchange-traded contract volume, most notably in the domestic grain markets.
Operating revenues in our Securities segment increased 25% to $49.9 million in the third quarter compared to the prior year. The Equity Market-Making business increased 92%, to $24.8 million, as the gross dollar volume traded increased 42% as a result of increased market volatility, the on-boarding of new customers and increased market share. Operating revenues in our Debt Trading business declined 4%, to $22.1 million versus the prior year as higher domestic revenues were more than offset by weaker revenues in our Argentina business driven by local economic conditions. In addition, the prior year period includes a $2.5 million realized gain on the sale of exchange shares in Argentina. These same conditions drove a $0.6 million decline in Asset Management operating revenues to $2.7 million as average assets under management declined 30% driven by the decline in the Argentine Peso. Overall, the Securities segment operating revenues benefited from a $6.6 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Operating revenues in our Global Payments segment increased 16% in the third quarter to a record $26.0 million, as the average revenue per trade increased 18% to $151.25 while the number of global payments declined modestly versus the prior year.
Our Physical Commodity segment operating revenues increased 24% to $14.9 million, as a result of a $1.1 million increase in Precious Metals operating revenues combined with a $1.8 million increase in our Physical Ag & Energy business.

Interest income increased $14.1 million to $33.7 million in the third quarter compared to prior year, driven by an increase in short term rates as well as a 16% increase in average customer equity in the Exchange-traded Futures & Options components of our Commercial Hedging and CES segments to $2.2 billion in the third quarter compared to the prior year, which resulted in an aggregate $7.0 million increase in interest income in these businesses. In addition, our Securities segment added $6.6 million in interest income as a result of increases in our domestic fixed income and securities lending businesses and our correspondent clearing business added $2.2 million in interest income versus the prior year.
Finally, operating revenues for the third quarter include gains of $2.6 million related to economic hedges in place against the effect of the devaluation of the Argentina Peso on our Argentine operations.
See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues increased 27% to $732.6 million in the current nine months ended compared to $578.9 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the largest growth coming in our CES segment which added $55.9 million in operating revenues. In addition, Commercial Hedging segment operating revenues increased $40.4 million, while operating revenues in our Securities segment added $33.1 million versus the prior year. Our Physical Commodities and Global Payment segments, grew $8.0 million and $6.9 million respectively.
Operating revenues for the prior year include a $5.8 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy, while the current nine months ended include no unrealized gain/losses on this program as all interest rate swaps and U.S. Treasury notes had been liquidated during fiscal 2017. On a segment basis, these unrealized losses are reported in the Corporate unallocated segment, while the amortized earnings on these investments are included in the Commercial Hedging and CES segments.
Operating revenues in our CES segment increased 29% to $249.1 million in the current nine months ended, primarily as a result of 61% growth in Exchange-traded Futures & Options revenues, to $136.3 million, driven by increases in contract volumes, the average rate per contract earned and a $7.6 million, or 135% increase in interest income. Our Derivative Voice Brokerage business added $1.6 million versus the prior year, while the Correspondent Clearing and Independent Wealth Management businesses added $1.2 million and $0.9 million in operating revenues, respectively compared to the prior year. In addition the FX Prime Brokerage business, added $0.5 million in operating revenues versus the prior year.
Operating revenues in Commercial Hedging increased 23% in the current nine months ended to $217.7 million, as exchange-traded revenues increased $11.7 million and OTC revenues increased $21.0 million. Customer exchange-traded volumes increased 18%, driven by increased activity from customers in the domestic grain and energy and renewable fuels markets as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees. OTC revenues increased as a result of both a 13% increase in OTC volumes and a 25% increase in the average rate per contract compared to the prior year. These increases were driven by increased activity from Brazil agricultural customers as well as increased activity in food service, dairy and cotton markets.
Operating revenues in our Securities segment increased 29% to $148.4 million in the current nine months ended compared to the prior year. The Equity Market-Making business increased 61%, to $70.8 million, as the gross dollar volume traded increased 29% as a result of increased market volatility, the on-boarding of new customers and increased market share. Operating revenues in our Debt Trading business increased 13%, to $68.4 million versus the prior year, with increases in activity in our municipal securities business as well as an increase in interest income in our domestic institutional fixed income business, partially offset by lower operating revenues in Argentina. The prior year period includes a $2.5 million realized gain on the sale of exchange shares in Argentina. Asset Management operating revenues declined 16%, to $7.5 million in the current nine months ended, as the average assets under management declined 18%. Overall, the Securities segment operating revenues benefited from a $17.8 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Our Physical Commodity segment operating revenues increased 24% to $41.0 million in the current nine months ended, primarily as a result of a $4.1 million increase in Precious Metals operating revenues as well as a $3.9 million increase in Physical Ag & Energy operating revenues driven by increased customer activity.
Operating revenues in our Global Payments segment increased 10% in the current nine months ended to $74.0 million, as a result of a 1% increase in the number of global payments made as well as a 9% increase in the average revenue per trade.
Interest income increased $37.9 million to $85.6 million in the current nine months ended compared to prior year as a result of the effect of increases in short term interest rates and average customer equity as well as the $17.8 million increase in interest income in the Securities segment discussed above. Included in interest income, the prior year period includes a $4.8 million unrealized loss on U.S. Treasury notes held as part of our interest rate management strategy. Average customer equity in the Exchange-traded Futures & Options components of our Commercial Hedging and CES segments increased 7% to $2.1 billion in the current nine months ended, which combined with the increases in short-term interest rates resulted in an aggregate $14.0 million increase in interest income in these businesses.
Finally, operating revenues for the current nine months ended include gains of $3.1 million related to economic hedges in place against the effect of the devaluation of the Argentina Peso on our Argentine operations.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 45% to $49.0 million in the third quarter compared to $33.9 million in the prior year, and were 19% of operating revenues in the third quarter compared to 17% in the prior year. The increase in expense is related to higher volumes in our Financial Ag & Energy, Exchange-traded Futures & Options and Equity Market-Making components.
Introducing broker commissions: Introducing broker commissions increased 17% to $34.1 million in the third quarter compared to $29.2 million in the prior year, and were 13% of operating revenues in the third quarter compared to 15% in the prior year. The percentage of operating revenue is inversely impacted by the growth in interest income. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-traded Futures & Options and Financial Ag & Energy components, partially offset by lower costs in Debt Trading and Global Payments.
Interest expense: Interest expense increased 97% to $22.1 million in the third quarter compared to $11.2 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $3.8 million, and the increased activity of our securities lending business, started up during fiscal 2017 in our Equity Market-Making component, which resulted in higher interest expense of $3.5 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-traded Futures & Options component. Additionally, higher short-term rates along with higher average borrowings outstanding on our physical commodity financing facility resulted in increased expense.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 35% to $136.6 million in the current nine months ended compared to $101.2 million in the prior year, and were 19% of operating revenues in the current nine months ended compared to 17% in the prior year. The increase in expense is primarily related to higher volumes in our Financial Ag & Energy, Exchange-Traded Futures & Options and Equity Market-Making components, partially offset by lower costs in our LME Metals, FX Prime Brokerage and Correspondent Clearing components.
Introducing broker commissions: Introducing broker commissions increased 18% to $101.4 million in the current nine months ended compared to $86.1 million in the prior year, and were 14% of operating revenues in the current nine months ended compared to 15% in the prior year. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-traded Futures & Options and Financial Ag & Energy components, partially offset by lower costs in Global Payments and Equity Market-Making.
Interest expense: Interest expense increased 84% to $55.4 million in the current nine months ended compared to $30.1 million in the prior year. The increase in expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $11.5 million, and the increased activity of our securities lending business, started up during fiscal 2017 in our Equity Market-Making component, which resulted in higher interest expense of $8.4 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-traded Futures & Options and Financial Ag & Energy components. Additionally, higher short-term rates along with higher average borrowings outstanding on our physical commodity financing facility resulted in increased expense.
Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess the performance of our operating segments. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees, including our executive management team.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net operating revenues increased $31.3 million, or 25%, to $154.6 million in the third quarter compared to $123.3 million in the prior year.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Net operating revenues increased $77.7 million, or 21%, to $439.2 million in the current nine months ended compared to $361.5 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$40.4	(3)%	$41.5	$122.7	4%	$118.0
Variable compensation and benefits	46.5	37%	34.0	129.6	24%	104.7
	86.9	15%	75.5	252.3	13%	222.7
Other non-compensation expenses:
Trading systems and market information	8.6	4%	8.3	25.7	—%	25.7
Occupancy and equipment rental	4.2	8%	3.9	12.5	13%	11.1
Professional fees	4.8	30%	3.7	13.4	13%	11.9
Travel and business development	3.7	23%	3.0	10.2	6%	9.6
Non-trading technology and support	3.8	19%	3.2	10.3	16%	8.9
Depreciation and amortization	2.8	17%	2.4	8.4	17%	7.2
Communications	1.3	(13)%	1.5	4.1	5%	3.9
Bad debts	1.6	n/m	0.1	2.9	(26)%	3.9
Other expense	6.0	(10)%	6.7	20.4	8%	18.9
	36.8	12%	32.8	107.9	7%	101.1
Total compensation and other expenses	$123.7	14%	$108.3	$360.2	11%	$323.8
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Compensation and Other Expenses: Compensation and other expenses increased $15.4 million, or 14%, to $123.7 million in the third quarter compared to $108.3 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 15% to $86.9 million in the third quarter compared to $75.5 million in the prior year. Total compensation and benefits were 33% of operating revenues in the third quarter compared to 38% in the prior year. The variable portion of compensation and benefits increased by 37% to $46.5 million in the third quarter compared to $34.0 million in the prior year. Variable compensation and benefits were 30% of net operating revenues in the third quarter compared to 28% in the prior year. Administrative, centralized operations and executive incentive compensation was $7.3 million in the third quarter compared to $4.8 million in the prior year, primarily due to increased incentive accruals based on higher current year performance.
The fixed portion of compensation and benefits decreased 3% to $40.4 million in the third quarter compared to $41.5 million in the prior year. Non-variable salaries increased $0.3 million, or 1%, primarily across operations and administrative areas. Employee benefits, excluding share-based compensation, increased $0.4 million in the third quarter, primarily related to higher accruals for executive management related to a cash based-long-term incentive plan. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.7 million in the third quarter compared to $2.0 million in the prior year. The number of employees increased 3% to 1,646 at the end of the third quarter compared to 1,599 at the beginning of the third quarter. The number of employees at the end of the prior year period was 1,609.
Other Non-Compensation Expenses: Other non-compensation expenses increased 12% to $36.8 million in the third quarter compared to $32.8 million in the prior year. Professional fees increased 30% related to higher legal fees, and higher consulting fees primarily related to administrative system evaluations. Depreciation and amortization increased primarily due to depreciation of the new trading system for certain over-the-counter commodities business activities placed in service during the fourth quarter of 2017.
Bad debts increased $1.5 million over the prior year. During the third quarter, bad debt expense, net was $1.6 million, primarily related to $2.3 million of OTC customer deficits partially offset by the recovery of a precious metals customer account deficit. During the prior year, bad debt expense was $0.1 million.

Provision for Taxes: The effective income tax rate was 27% in the third quarter compared to 15% in the prior year. There were no discrete adjustments related to the Tax Act recorded in the three months ended June 30, 2018. The effective tax rate decreased 0.2% due to excess tax benefits of share-based compensation recognized during the period related to the adoption of ASU 2016-09. The effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. The effective tax rate during the third quarter of fiscal year 2018 was higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and foreign permanent differences.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Compensation and Other Expenses: Compensation and other expenses increased $36.4 million, or 11%, to $360.2 million in the current nine months ended compared to $323.8 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 13% to $252.3 million in the current nine months ended compared to $222.7 million in the prior year. Total compensation and benefits were 34% of operating revenues in the current nine months ended compared to 38% in the prior year. The variable portion of compensation and benefits increased 24% to $129.6 million in the current nine months ended compared to $104.7 million in the prior year. Variable compensation and benefits were 30% of net operating revenues in the current nine months ended compared to 29% in the prior year. Administrative, centralized operations and executive incentive compensation was $18.0 million in the current nine months ended compared to $14.5 million in the prior year, primarily due to increased incentive accruals based on higher current year performance.
The fixed portion of compensation and benefits increased 4% to $122.7 million in the current nine months ended compared to $118.0 million in the prior year. Non-variable salaries increased $2.3 million, or 3%, primarily across operations and administrative areas. Contract labor costs increased $1.0 million. Employee benefits, excluding share-based compensation, increased $2.2 million in the current nine months ended, primarily related to higher accruals for executive management related to a cash based-long-term incentive plan. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $4.9 million in the current nine months ended compared to $4.6 million in the prior year. The number of employees was 1,646 at the end of the second quarter compared to 1,607 at the beginning of the current fiscal year. The number of employees at the end of the prior year period was 1,609.
Other Non-Compensation Expenses: Other non-compensation expenses increased 7% to $107.9 million in the current nine months ended compared to $101.1 million in the prior year. Bad debts decreased $1.0 million over the prior year. During the current nine months ended, bad debt expense, net was $2.9 million, primarily related to $2.3 million of OTC customer deficits and additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. During the prior year, bad debt expense was $3.9 million, primarily related to LME Metals customer deficits in our Commercial Hedging segment.
Provision for Taxes: The effective income tax rate was 51% in the current nine months ended compared to 20% in the prior year. The discrete expense of $20.1 million related to the Tax Reform, increased the effective tax rate by 25%. The effective rate for the current nine months ended was 26%, excluding the impacts of the Tax Reform. The effective tax rate decreased 0.4% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. Our effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. The effective income tax rate in the current nine months is higher than the U.S. federal statutory rate because of the impacts of the Tax Reform.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$15.6	(5)%	$16.4	$47.8	8%	$44.4
Variable compensation and benefits	6.6	57%	4.2	16.3	25%	13.0
	22.2	8%	20.6	64.1	12%	57.4
Other non-compensation expenses:
Trading systems and market information	0.8	33%	0.6	2.1	11%	1.9
Occupancy and equipment rental	4.2	8%	3.9	12.4	13%	11.0
Professional fees	2.9	38%	2.1	8.0	13%	7.1
Travel and business development	0.9	29%	0.7	2.4	—%	2.4
Non-trading technology and support	3.0	20%	2.5	8.2	24%	6.6
Depreciation and amortization	2.3	15%	2.0	6.7	12%	6.0
Communications	1.1	(15)%	1.3	3.7	6%	3.5
Other expense	3.3	27%	2.6	13.0	55%	8.4
	18.5	18%	15.7	56.5	20%	46.9
Total compensation and other expenses	$40.7	12%	$36.3	$120.6	16%	$104.3
Total unallocated costs and other expenses increased $4.4 million to $40.7 million in the third quarter compared to $36.3 million in the prior year. Compensation and benefits increased $1.6 million, or 8% to $22.2 million in the third quarter compared to $20.6 million in the prior year.
Total unallocated costs and other expenses increased $16.3 million to $120.6 million in the current nine months ended compared to $104.3 million in the prior year. Compensation and benefits increased $6.7 million, or 12% to $64.1 million in the current nine months ended compared to $57.4 million in the prior year.
During the current three and nine months ended, the increase in compensation and benefits is primarily related to accruals for executive management for incentives based on current year performance, as well as a cash based-long-term incentive plan. The increase in other expense is primarily related to our internal bi-annual global sales meeting held during January 2018.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Variable compensation and benefits	$46.5	22%	$34.0	20%	$129.6	22%	$104.7	20%
Transaction-based clearing expenses	49.0	24%	33.9	20%	136.6	23%	101.2	20%
Introducing broker commissions	34.1	17%	29.2	17%	101.4	16%	86.1	17%
Total variable expenses	129.6	63%	97.1	57%	367.6	61%	292.0	57%
Fixed compensation and benefits	40.4	20%	41.5	24%	122.7	21%	118.0	23%
Other fixed expenses	35.2	17%	32.7	19%	105.0	18%	97.2	19%
Bad debts	1.6	—%	0.1	—%	2.9	—%	3.9	1%
Total non-variable expenses	77.2	37%	74.3	43%	230.6	39%	219.1	43%
Total non-interest expenses	$206.8	100%	$171.4	100%	$598.2	100%	$511.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2018 and 2017, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 63% in the third quarter compared to 57%

in the prior year. As a percentage of total non-interest expenses, variable expenses were 61% in the current nine months ended compared to 57% in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2018	% of Operating Revenues	2017	% of Operating Revenues	2018	% of Operating Revenues	2017	% of Operating Revenues
Sales of physical commodities	$6,866.2		$5,317.0		$20,836.4		$16,486.3
Trading gains, net	99.5		79.1		289.8		246.1
Commission and clearing fees	96.9		73.0		271.7		212.2
Consulting, management, and account fees	17.8		15.9		51.7		46.6
Interest income	35.6		20.3		91.8		56.9
Other	0.1		—		0.1		—
Total revenues	7,116.1		5,505.3		21,541.5		17,048.1
Cost of sales of physical commodities	6,858.5		5,308.3		20,811.3		16,462.2
Operating revenues	257.6	100%	197.0	100%	730.2	100%	585.9	100%
Transaction-based clearing expenses	49.2	19%	33.5	17%	135.7	19%	99.6	17%
Introducing broker commissions	34.0	13%	29.1	15%	101.3	14%	86.0	15%
Interest expense	21.0	8%	9.5	5%	52.7	7%	23.8	4%
Net operating revenues	153.4		124.9		440.5		376.5
Variable direct compensation and benefits	39.2	15%	29.2	15%	111.6	15%	90.2	15%
Net contribution	114.2		95.7		328.9		286.3
Non-variable direct expenses	43.8	17%	42.8	22%	128.0	18%	129.3	22%
Segment income	$70.4		$52.9		$200.9		$157.0
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net contribution for all of our business segments increased 19% to $114.2 million in the third quarter compared to $95.7 million in the prior year. Segment income increased 33% to $70.4 million in the third quarter compared to $52.9 million in the prior year.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Net contribution for all of our business segments increased 15% to $328.9 million in the current nine months ended compared to $286.3 million in the prior year. Segment income increased 28% to $200.9 million in the current nine months ended compared to $157.0 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	34.9	45%	24.0	101.5	25%	81.1
Commission and clearing fees	32.5	24%	26.3	88.6	16%	76.3
Consulting, management, and account fees	3.7	6%	3.5	11.5	6%	10.9
Interest income	6.7	103%	3.3	16.0	78%	9.0
Other	0.1	—%	—	0.1	—	—
Total revenues	77.9	36%	57.1	217.7	23%	177.3
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	77.9	36%	57.1	217.7	23%	177.3
Transaction-based clearing expenses	10.1	31%	7.7	27.8	27%	21.9
Introducing broker commissions	6.3	26%	5.0	16.5	12%	14.7
Interest expense	0.5	150%	0.2	1.4	250%	0.4
Net operating revenues	61.0	38%	44.2	172.0	23%	140.3
Variable direct compensation and benefits	16.7	44%	11.6	46.5	24%	37.4
Net contribution	44.3	36%	32.6	125.5	22%	102.9
Non-variable direct expenses	19.0	17%	16.3	51.5	(2)%	52.5
Segment income	$25.3	55%	$16.3	$74.0	47%	$50.4
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$22.1	18%	$18.7	$59.7	11%	$53.7
Energy and renewable fuels	2.2	16%	1.9	6.5	35%	4.8
LME metals	12.1	22%	9.9	37.7	(3)%	39.0
Other	4.1	86%	2.2	11.2	90%	5.9
	$40.5	24%	$32.7	$115.1	11%	$103.4
Selected data:
Futures and options (contracts, 000’s)	7,399.2	23%	6,013.8	20,956.5	18%	17,806.6
Average rate per contract	$5.38	1%	$5.33	$5.41	(5)%	$5.71
Average customer equity - futures and options (millions)	$973.0	5%	$922.5	$914.5	(2)%	$937.4

	OTC
	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$21.0	75%	$12.0	$58.2	62%	$36.0
Energy and renewable fuels	4.2	11%	3.8	11.1	(10)%	12.3
Other	1.7	(6)%	1.8	5.7	—%	5.7
	$26.9	53%	$17.6	$75.0	39%	$54.0
Selected data:
Volume (contracts, 000’s)	427.4	12%	382.8	1,165.7	13%	1,035.5
Average rate per contract	$61.07	39%	$43.89	$62.28	25%	$49.64
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues increased 36% to $77.9 million in the third quarter compared to $57.1 million in the prior year. Exchange-traded revenues increased 24%, to $40.5 million in the third quarter, resulting primarily from an increase in agricultural market revenues driven by an increase in volatility in the domestic grain markets. In addition, agricultural exchange-traded revenues benefited from increased activity from customers in both food service and dairy markets as well as in soft commodities, including coffee, cotton and sugar driven by increased market volatility. Uncertainty surrounding the effect of potential U.S. tariffs on global metals markets drove volatility and activity in our LME metals business in the third quarter. Finally, reflected in the ‘Other” category above we saw an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees in the third quarter. Overall exchange-traded contract volumes increased 23%, while the average rate per contract increased 1% versus the prior year to $5.38.
OTC revenues increased 53%, to $26.9 million in the third quarter, driven by both a 12% increase in OTC volumes and a 39% increase in the average rate per contract compared to the prior year. These increases were driven by growth in OTC contract volumes in agricultural commodities, primarily with Brazilian grain customers as well as increased activity in the food service, dairy markets and energy markets.
Consulting, management, and account fees increased 6% compared to the prior year, while interest income, increased 103%, to $6.7 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates as well as a result of a 5% increase versus the prior year in average customer equity to $973.0 million in the third quarter.
Segment income increased to $25.3 million in the third quarter compared to $16.3 million in the prior year, primarily as a result of the increase in operating revenues. These increases were partially offset by a $2.7 million increase in non-variable direct expenses, primarily related to a $2.2 million increase in bad debt expense versus the prior year related to two customers in our agricultural commodities OTC business. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 42% in the third quarter compared to 43% in the prior year.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues increased 23% to $217.7 million in the current nine months ended compared to $177.3 million in the prior year. Exchange-traded revenues increased 11%, to $115.1 million in the current nine months ended, driven by increased activity from customers in the domestic grain and energy and renewable fuels markets as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other’ category above. These increases were partially offset by lower LME metals revenues compared to strong performance in the prior year. Overall exchange-traded contract volume increased 18% while the average rate per contract declined 5% to $5.41.
OTC revenues increased 39%, to $75.0 million in the current nine months ended, driven by both a 13% increase in OTC volumes and a 25% increase in the average rate per contract compared to the prior year. These increases were driven by growth in OTC contract volumes in agricultural commodities, primarily with Brazilian grain customers as well as increased activity in food service and dairy markets and soft commodities. These increases were offset by lower interest rate swap, coffee and energy and renewable fuels revenues.
Consulting and management fees increased $0.6 million versus the prior year, while interest income, increased 78%, to $16.0 million compared to the prior year. The increase in interest income was primarily driven by an increase in short-term rates, as average customer equity declined 2% versus the prior year to $914.5 million in the current nine months ended.
Segment income increased to $74.0 million in the current nine months ended compared to $50.4 million in the prior year, primarily as a result of the increase in operating revenues as well as a $1.0 million decline in non-variable direct expenses. The decline in non-variable direct expenses was primarily related to a $1.8 million decline in bad debt expense, partially offset by an increase in non-variable compensation and benefits. Variable expenses, excluding interest, expressed as a percentage of operating revenues were flat with the prior year period at 42%.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	24.9	14%	21.9	71.0	9%	65.3
Commission and clearing fees	1.1	83%	0.6	3.0	67%	1.8
Consulting, management, account fees	—	—	—	—	—	—
Interest income	—	—	—	—	—	—
Other income	—	—	—	—	—	—
Total revenues	26.0	16%	22.5	74.0	10%	67.1
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	26.0	16%	22.5	74.0	10%	67.1
Transaction-based clearing expenses	1.0	(17)%	1.2	3.3	(6)%	3.5
Introducing broker commissions	0.2	(80)%	1.0	1.0	(71)%	3.4
Interest expense	0.1	—	—	0.1	—	0.2
Net operating revenues	24.7	22%	20.3	69.6	16%	60.0
Variable direct compensation and benefits	4.8	17%	4.1	13.7	13%	12.1
Net contribution	19.9	23%	16.2	55.9	17%	47.9
Non-variable direct expenses	3.9	18%	3.3	11.8	17%	10.1
Segment income	$16.0	24%	$12.9	$44.1	17%	$37.8
Selected data:
Global Payments (# of payments, 000’s)	171.9	(2)%	175.8	481.1	1%	476.1
Average revenue per trade	$151.25	18%	$127.99	$153.81	9%	$140.94
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues increased 16% to a record $26.0 million in the third quarter compared to $22.5 million in the prior year. The volume of payments made declined 2% versus the prior year period while the average revenue per trade increased by 18% compared to the prior year period. Similar to the prior quarters of fiscal 2018, the volume of payments has declined while the average revenue per trade has increased compared to comparable periods of fiscal 2017, as certain commercial customers who had previously transacted their individual high volume but low value payments through our platform, opened their own bank accounts in certain countries to which we had made payments into on their behalf. Although this process change may lower our number of payments, we still provide the foreign currency funding payments into these customers’ accounts on an aggregated basis in these countries. Overall, operating revenues increased in the third quarter compared to the prior year period as a result of an increase in both the number of active clients and the dollar value of the payments made versus the prior year.
Segment income increased 24% to $16.0 million in the third quarter compared to $12.9 million in the prior year. This increase primarily resulted from the increase in operating revenues and a decline in variable introducing broker commissions, partially offset by a $0.6 million increase in non-variable direct expenses versus the prior year period, driven in large part by higher non-variable compensation and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 23% in the third quarter compared to 28% in the prior year, mainly as a result of a decrease in introducing broker commissions.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues increased 10% to $74.0 million in the current nine months ended compared to $67.1 million in the prior year. The volume of payments made increased 1% and the average revenue per trade increased 9% versus the prior year to $153.81
Segment income increased 17% to $44.1 million in the current nine months ended compared to $37.8 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $1.7 million increase in non-variable direct expenses, primarily in compensation and benefits and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 24% compared to 28% in the prior year, primarily as a result of a decline in introducing broker commissions.

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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	23.7	13%	20.9	74.0	16%	63.9
Commission and clearing fees	4.9	48%	3.3	15.4	97%	7.8
Consulting, management, and account fees	2.4	(31)%	3.5	8.0	(23)%	10.4
Interest income	18.9	54%	12.3	51.0	54%	33.2
Other income	—	—	—	—	—	—
Total revenues	49.9	25%	40.0	148.4	29%	115.3
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	49.9	25%	40.0	148.4	29%	115.3
Transaction-based clearing expenses	10.7	67%	6.4	30.9	65%	18.7
Introducing broker commissions	0.8	(60)%	2.0	4.9	(22)%	6.3
Interest expense	14.8	111%	7.0	37.9	130%	16.5
Net operating revenues	23.6	(4)%	24.6	74.7	1%	73.8
Variable direct compensation and benefits	6.1	39%	4.4	19.1	28%	14.9
Net contribution	17.5	(13)%	20.2	55.6	(6)%	58.9
Non-variable direct expenses	7.2	(1)%	7.3	21.5	—%	21.4
Segment income	$10.3	(20)%	$12.9	$34.1	(9)%	$37.5

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Operating revenues by product line (in millions):
Equity Market-Making	$24.8	92%	$12.9	$70.8	61%	$43.9
Debt Trading	22.1	(4)%	23.1	68.4	13%	60.7
Investment Banking	0.3	(57)%	0.7	1.7	(6)%	1.8
Asset Management	2.7	(18)%	3.3	7.5	(16)%	8.9
	$49.9	25%	$40.0	$148.4	29%	$115.3
Selected data:
Equity Market-Making (gross dollar volume, millions)	$30,344.1	42%	$21,298.1	$87,088.6	29%	$67,284.8
Equity Market-Making revenue per $1,000 traded	$0.68	17%	$0.58	$0.70	9%	$0.64
Debt Trading (principal dollar volume, millions)	$29,922.2	(7)%	$32,176.4	$91,615.0	(11)%	$102,651.2
Debt Trading revenue per $1,000 traded	$0.74	3%	$0.72	$0.75	27%	$0.59
Average assets under management in Argentina (millions)	$458.4	(30)%	$653.4	$467.3	(18)%	$570.7
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues increased 25% to $49.9 million in the third quarter compared to $40.0 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, Equity Market-Making, Debt Trading, Investment Banking and Asset Management. Operating revenues in Equity Market-Making increased 92% in the third quarter compared to the prior year period. Gross dollar volume traded increased 42%, driven by increased market volatility, the on-boarding of new customers and an increase in market share, while the average revenue per $1,000 traded increased 17% versus the prior year. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Trading declined $1.0 million or 4% in the third quarter compared to the prior year as higher operating revenues in our domestic institutional fixed income business were offset by lower operating revenues in our Argentina operations due to difficult local economic conditions including spikes in both local interest rates and deteriorating value of the local currency. Operating revenues in the prior year included a $2.5 million gain on the sale of exchange shares held in Argentina. Asset Management operating revenues declined 18% in the third quarter compared to the prior year as this business faced the same headwinds as our Argentina debt trading business, resulting in the average assets under management declining 30% to $458.4 million in the third quarter compared to $653.4 million in the prior year.
Segment income decreased 20% to $10.3 million in the third quarter compared to $12.9 million in the prior year. The increase in operating revenues was more than offset by an increase in interest expense in our domestic institutional fixed income and securities lending businesses as well as the prior year period inclusion of the $2.5 million gain on the sale of exchange shares in Argentina. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 35% in the third quarter compared to 32% in the prior year, primarily as the result of an increase in transaction-based clearing expenses.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues increased 29% to $148.4 million in the current nine months ended compared to $115.3 million in the prior year.
Operating revenues in Equity Market-Making increased 61% in the current nine months ended compared to the prior year, primarily as a result of a 29% increase in the gross dollar volume traded and a 9% increase in the average revenue per $1,000 traded. Equity Market-Making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees.
Operating revenues in Debt Trading increased 13% in the current nine months ended compared to the prior year, primarily as a result of an increase in interest income in our domestic institutional fixed income business as well as increased activity in our municipal securities businesses. In addition, operating revenues in the prior year period included a $2.5 million gain on the sale of exchange shares held in Argentina. Asset Management operating revenues decreased 16% in the current nine months ended compared to the prior year as the average assets under management declined 18% to $467.3 million in the current nine months ended compared to $570.7 million in the prior year.
Segment income declined 9% to $34.1 million in the current nine months ended compared to $37.5 million in the prior year, as the increase in operating revenues were more than offset by an increase in interest expense, primarily in our Debt Trading business as well as in securities lending combined with an increase in transaction-based clearing expenses in Equity Market-Making. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 37% in the current nine months ended compared to 35% in the prior year, primarily as a result of an increase in transaction-based clearing expenses.
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

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,866.2	29%	$5,317.0	$20,836.4	26%	$16,486.3
Trading gains (losses), net	4.6	n/m	1.4	8.2	n/m	2.4
Commission and clearing fees	0.4	33%	0.3	1.5	114%	0.7
Consulting, management, and account fees	0.4	100%	0.2	0.8	(20)%	1.0
Interest income	1.8	29%	1.4	5.4	13%	4.8
Other income	—	—	—	—	—	—
Total revenues	6,873.4	29%	5,320.3	20,852.3	26%	16,495.2
Cost of sales of physical commodities	6,858.5	29%	5,308.3	20,811.3	26%	16,462.2
Operating revenues	14.9	24%	12.0	41.0	24%	33.0
Transaction-based clearing expenses	0.2	—%	0.2	0.7	17%	0.6
Introducing broker commissions	0.1	n/m	—	0.2	—%	0.2
Interest expense	3.2	100%	1.6	7.8	59%	4.9
Net operating revenues	11.4	12%	10.2	32.3	18%	27.3
Variable direct compensation and benefits	3.3	27%	2.6	9.2	24%	7.4
Net contribution	8.1	7%	7.6	23.1	16%	19.9
Non-variable direct expenses	3.0	(9)%	3.3	10.3	18%	8.7
Bad debt on physical coal	—	n/m	—	1.0	n/m	—
Segment income	$5.1	19%	$4.3	$11.8	5%	$11.2
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Total revenues	$6,620.1	29%	$5,146.4	$20,187.9	27%	$15,938.6
Cost of sales of physical commodities	6,611.8	29%	5,139.2	20,165.4	27%	15,920.2
Operating revenues	$8.3	15%	$7.2	$22.5	22%	$18.4
Selected data:
Gold equivalent ounces traded (000’s)	72,300.6	98%	36,553.6	160,802.8	82%	88,122.2
Average revenue per ounce traded	$0.11	(45)%	$0.20	$0.14	(33)%	$0.21

	Physical Ag & Energy
	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Total revenues	$253.3	46%	$173.9	$664.4	19%	$556.6
Cost of sales of physical commodities	246.7	46%	169.1	645.9	19%	542.0
Operating revenues	$6.6	38%	$4.8	$18.5	27%	$14.6
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues for Physical Commodities increased 24% to $14.9 million in the third quarter compared to $12.0 million in the prior year.
Precious Metals operating revenues increased 15% to $8.3 million in the third quarter compared to $7.2 million in the prior year as a result of a 98% increase in the number of ounces traded, which was partially offset by a 45% decline in the average revenue per ounce traded compared to the prior year.
Operating revenues in Physical Ag & Energy increased 38% to $6.6 million in the third quarter compared to the prior year. The increase in operating revenues is largely due to increased trading activity in our U.S. subsidiary, FCStone Merchant Services, LLC, across multiple commodities including cotton, cocoa, edible oils and energy along with an increase in its commodity financing programs with customers.
Segment income increased 19% to $5.1 million in the third quarter compared to $4.3 million in the prior year, primarily as a result of the increase in operating revenues as well as a $0.3 million decline in non-variable direct expenses. Non-variable expenses declined $0.3 million as a result of a $0.7 million recovery of a bad debt expense in our Precious Metals business originally recorded in the second quarter of fiscal 2018, which was partially offset by a $0.4 million increase in professional fees incurred related to our exit of our physical coal business.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues for Physical Commodities increased 24% to $41.0 million in the current nine months ended compared to $33.0 million in the prior year.
Precious Metals operating revenues increased 22% to $22.5 million in the current nine months ended compared to $18.4 million in the prior year. Operating revenues increased from the prior year period as a result of a 82% increase in the number of ounces traded, which was partially offset by a 33% decline in the average revenue per ounce traded.
Operating revenues in Physical Ag & Energy increased 27% to $18.5 million in the current nine months ended compared to $14.6 million in the prior year. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary FCStone Merchant Services, LLC, resulting in increased transactions in cotton, cocoa and edible oils along with an increase in its commodity financing programs with customers from both existing and new customer relationships.
Segment income increased 5% to $11.8 million in the current nine months ended compared to $11.2 million in the prior year driven by the increase in operating revenues. The increase in operating revenues was partially offset by a $2.9 million increase in interest expense as well as a $1.6 million increase in non-variable direct expenses. Non-variable direct expenses increased primarily due to a $0.5 million increase in compensation and benefits, a $1.1 million increase in professional fees related to our exit of the physical coal business.
Clearing and Execution Services
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in all major foreign currency pairs and swap transactions.
As of June 30, 2018, we held $2.4 billion in required customer segregated assets, which we believe makes us the third largest independent futures commission merchant (“FCM”) in the United States not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required customer segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s. Through our platform, customer orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of customer transactions. Clearing involves the matching of customer trades with the exchange, the collection and management of customer margin deposits to support the transactions, and the accounting and reporting of the transactions to customers.
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
We have an independent wealth management business which offers a comprehensive product suite to retail customers nationwide. As a result we are one of the leading mid-market clearers in the securities industry, with approximately 60 correspondent clearing relationships with over $15 billion in assets under management or administration as of June 30, 2018.
Our London-based EMEA oil voice brokerage business provides brokerage services across the fuel, crude, and middle distillates markets with over 200 well known commercial and institutional customers throughout Europe, the Middle East and Africa.

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	11.4	5%	10.9	35.1	5%	33.4
Commission and clearing fees	58.0	36%	42.5	163.2	30%	125.6
Consulting, management, and account fees	11.3	30%	8.7	31.4	29%	24.3
Interest income	8.2	148%	3.3	19.4	96%	9.9
Other	—	—	—	—	—	—
Total revenues	88.9	36%	65.4	249.1	29%	193.2
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	88.9	36%	65.4	249.1	29%	193.2
Transaction-based clearing expenses	27.2	51%	18.0	73.0	33%	54.9
Introducing broker commissions	26.6	26%	21.1	78.7	28%	61.4
Interest expense	2.4	243%	0.7	5.5	206%	1.8
Net operating revenues	32.7	28%	25.6	91.9	22%	75.1
Variable direct compensation and benefits	8.3	28%	6.5	23.1	26%	18.4
Net contribution	24.4	28%	19.1	68.8	21%	56.7
Non-variable direct expenses	10.7	(15)%	12.6	31.9	(13)%	36.6
Segment income	$13.7	111%	$6.5	$36.9	84%	$20.1
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	% Change	2017	2018	% Change	2017
Operating revenues by product line (in millions):
Exchange-traded Futures & Options	$50.8	77%	$28.7	$136.3	61%	$84.6
FX Prime Brokerage	5.1	13%	4.5	14.8	3%	14.3
Correspondent Clearing	8.1	27%	6.4	20.9	6%	19.7
Independent Wealth Management	18.3	(3)%	18.9	55.6	2%	54.7
Derivative Voice Brokerage	6.6	(4)%	6.9	21.5	8%	19.9
Operating revenues	$88.9	36%	$65.4	$249.1	29%	$193.2
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	28,233.5	55%	18,176.5	77,234.3	38%	55,956.4
Exchange-traded - futures and options average rate per contract	$1.51	12%	$1.35	$1.51	16%	$1.30
Average customer equity - futures and options (millions)	$1,271.0	25%	$1,016.2	$1,232.4	15%	$1,073.4
FX Prime Brokerage volume (U.S. notional, millions)	$93,007.8	(36)%	$145,679.8	$330,178.9	(32)%	$487,145.5
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating revenues increased 36% to $88.9 million in the third quarter compared to $65.4 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased 77% to $50.8 million in the third quarter compared to $28.7 million in the prior year as a result of a 55% increase in exchange-traded volumes and a 12% increase in the average rate per contract compared to the prior year period. In addition, interest income in the Exchange-traded Futures & Options business increased $3.9 million to $5.9 million in the third quarter due to an increase in short-term rates and a 25% increase in average customer equity to $1.3 billion.
Operating revenues in our FX Prime Brokerage increased 13% compared to the prior year to $5.1 million in the third quarter, despite a 36% decline in foreign exchange volumes, as market volatility drove a widening of spreads in this business.

Correspondent Clearing operating revenues increased 27% compared to the prior year to $8.1 million in the third quarter, while operating revenues in Independent Wealth Management declined 3% versus the prior year to $18.3 million. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $2.2 million and $0.1 million, respectively. Operating revenues in Derivative Voice Brokerage declined 4% to $6.6 million in the third quarter compared to the prior year.
Segment income increased to $13.7 million in the third quarter compared to $6.5 million in the prior year, primarily as a result of the increase in operating revenues as well as a $1.9 million decline in non-variable direct expenses, including a $1.2 million reduction in compensation and benefits, resulting from a cost savings initiative in the FX Prime Brokerage and Correspondent Clearing businesses. Segment income in the third quarter includes a $0.9 million quarterly charge to compensation and benefits per the terms of the acquisition of the Derivative Voice Brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees’ continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in both the third quarter and the prior year.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Operating revenues increased 29% to $249.1 million in the current nine months ended compared to $193.2 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business increased 61% to $136.3 million in the current nine months ended compared to $84.6 million in the prior year as a result of a 38% increase in exchange-traded volumes and a 16% increase in the average rate per contract compared to the prior year period. Interest income in the Exchange-traded Futures & Options business increased $7.6 million to $13.3 million in the current nine months ended primarily as a result of an increase in short-term rates and a 15% increase in average customer equity to $1.2 billion.
Operating revenues in our FX Prime Brokerage increased 3% to $14.8 million in the current nine months ended compared to $14.3 million in the prior year despite a 32% decrease in foreign exchange volumes as market volatility drove a widening of spreads in this business.
Operating revenues in the Correspondent Clearing increased 6% to $20.9 million in the current nine months ended, while Independent Wealth Management operating revenues increased 2% versus the prior year period to $55.6 million. Included within these operating revenues, Correspondent Clearing and Independent Wealth Management businesses had interest income of $5.5 million and $0.3 million, respectively. Operating revenues in the Derivative Voice Brokerage business increased 8% versus the prior year to $21.5 million in the current nine months ended.
Segment income increased to $36.9 million in the current nine months ended compared to $20.1 million in the prior year, primarily as a result of the increase in operating revenues as well as a $4.7 million decline in non-variable direct expenses compared to the prior year period. This decline in non-variable direct expenses, was primarily a result of cost savings initiatives in the FX prime brokerage and Correspondent Clearing businesses. Segment income in the current nine months ended includes a quarterly charge, aggregating to $2.7 million, to compensation and benefits per the terms of the acquisition of the oil voice brokerage business which will continue to be expensed through the end of fiscal 2018 based upon the employees continued employment. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in both the current nine months ended and the prior year.
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
As of June 30, 2018, we had total equity capital of $487.7 million and outstanding bank loans of $360.6 million.
A substantial portion of our assets are liquid. As of June 30, 2018, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
Information related to bad debt expense for the three and nine months ended June 30, 2018 and 2017 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of June 30, 2018 and September 30, 2017, were $7.3 billion and $6.2 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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
As of June 30, 2018, we had $277.2 million in undistributed foreign earnings. As a result of the Tax Reform, the Company now has the ability to repatriate these funds tax free. While the majority of these undistributed earnings have been reinvested in our foreign regulated subsidiaries, in particular our London-based subsidiary INTL FCStone Ltd, we intend to repatriate available funds to our U.S. operations which will be placed into our central treasury, and available for funding.
As of June 30, 2018, $31.1 million of financial instruments owned and $31.2 million of financial instruments sold, not yet purchased, are exchangeable foreign equities, ADRs and GDRs.
As of June 30, 2018, we had four committed bank credit facilities, totaling $594.5 million, of which $311.2 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

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

•
A syndicated loan facility, committed until November 1, 2019, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $232.5 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2018, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2018. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $314.9 million as of September 30, 2017 to $347.8 million as of June 30, 2018, a net increase of $32.9 million. Net cash of $87.1 million was used in operating activities, $9.3 million was used in investing activities and net cash of $126.3 million was provided by financing activities, of which $131.0 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $3.0 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $9.3 million in capital expenditures for property, plant and equipment in the current nine months ended compared to $8.6 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of June 30, 2018 and September 30, 2017, at fair value of the related financial instruments, totaling $1,007.2 million and $717.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2018, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2018. The totals of $1,007.2 million and $717.6 million include a net liability of $305.8 million and $317.0 million for derivatives, based on their fair value as of June 30, 2018 and September 30, 2017, respectively.
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
Accounting Development Updates
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company plans to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, the Company will disclose the amount, if any, by which each financial statement line item is affected by the standard in the current reporting period compared with the guidance that was in effect before adoption. Our implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of the initial evaluation performed, the Company does not expect that there will be material changes to the timing of revenue, but do anticipate certain changes to the classification of revenue in the consolidated income statements. The Company also expects additional disclosures to be provided in our consolidated financial statements after adoption of the new standard. The Company is continuing to assess the impact of the new standard as we progress through the implementation process and as industry interpretations are resolved.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2018.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
40
45
5
9
30
33
43
34
15
14
5
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
>$4,500
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

Currently we hold no U.S. Treasury notes or interest rate swap derivative contracts as part of this strategy. For the three and nine months ended June 30, 2018, operating revenues include no unrealized gains or losses on the fair value of U.S. Treasury notes and interest rate swaps while the three and nine months ended June 30, 2017, include unrealized losses of $0.0 million and $5.8 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps were not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, were included in operating revenues in the current periods.
Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2018, $359.2 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2018, we had $1.4 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Highly Inflationary Economy
At June 30, 2018, we have wholly owned subsidiaries in Argentina which employ approximately 80 people, and primarily conduct debt trading and asset management business activities for customers. The Argentinian economy was recently determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. For the interim periods ended June 30, 2018, the functional currency for certain of our subsidiaries is the Argentinian peso, the local currency of these subsidiaries. In accordance with this designation, we will report the financial results of the subsidiaries in Argentina at the functional currency of its parent, which is the U.S. dollar, effective July 1, 2018.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Sentinel Litigation
Prior to the July 1, 2015 merger into INTL FCStone Financial, our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant (“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007,

Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition. A further amount of $2.0 million was held by the bankruptcy trustee in reserve in the name of FCStone, LLC.
In August 2008, the bankruptcy trustee of Sentinel filed adversary legal proceedings against FCStone, LLC and a number of other FCMs, seeking recovery of pre- and post-petition transfers totaling $15.5 million.
On April 23, 2018, following ten years of legal proceedings and a final ruling by the United States Court of Appeals for the Seventh Circuit against the trustee and in favor of INTL FCStone Financial, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, on May 1, 2018, INTL FCStone Financial received funds from the reserve account in the amount of $2.0 million. This amount is presented in ‘other gain’ in the condensed consolidated income statement.
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
Our common stock repurchase program activity for the three months ended June 30, 2018 was as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2018 to April 30, 2018	—	$—	—	1,000,000
May 1, 2018 to May 31, 2018	—	—	—	1,000,000
June 1, 2018 to June 30, 2018	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	August 6, 2018	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 6, 2018	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer