Form 10-K
period 2018-09-30
INTL FCSTONE INC.
filed 2018-12-12
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $565.4 million.
As of December 10, 2018, there were 18,915,667 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 13, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2018

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
PART I
Item 1. Business
Overview of Business and Strategy
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,700 employees as of September 30, 2018. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We offer a vertically integrated product suite, including high-touch execution, electronic access through a wide variety of technology platforms in a number of important global markets, and insightful market intelligence and advice, as well as post-trade settlement, clearing and custody services. We believe this is a unique product suite offering outside of bulge bracket banks, which creates sticky relationships with our clients. Our business model has created a revenue stream that is diversified by asset class, client type and geography, with a significant portion of recurring revenue derived from monetizing non-trading client activity including consistent and predictable interest and fee earnings on client balances, while also earning both commissions and spreads as clients execute transactions across our financial network.
We currently serve more than 20,000 commercial and institutional clients, located in more than 130 countries. We believe we are the third largest independent, non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) based upon our approximately $2.6 billion in client segregated assets as of September 30, 2018, and one of the top ranked market makers in foreign securities by dollar volume as determined through the three-year period ended December 31, 2017, making markets in approximately 5,000 different foreign securities. We are one of only nine Category One ring dealing members of the London Metals Exchange (the “LME”). Our clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard to reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization. Our correspondent clearing and independent wealth management businesses include approximately 60 correspondent clearing relationships representing more than 80,000 underlying individual securities accounts as of September 30, 2018.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate where there is an unmet need for our services, particularly in those locations where commodity price controls have been recently lifted. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that may help us expand into new asset classes, client segments and geographies where we currently have small or limited market presence.
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

We focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain our daily operations and making non-interest expenses variable, to the greatest extent possible. Our strategy is to utilize a centralized and disciplined process for capital allocation, risk management and cost control, while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial and compliance controls. We believe this strategy will enable us to build a more scalable and significantly larger organization that embraces an entrepreneurial approach to business, supported and underpinned by strong centralized financial and compliance controls.
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
Capabilities
We provide our clients access to financial markets and liquidity sources globally to enable them to efficiently hedge their risk and/or gain exposure. Our financial network connects over 20,000 commercial and institutional clients and over 80,000 retail clients to 36 derivatives exchanges, most global securities exchanges and a multitude of bilateral liquidity sources.
Execution
We provide high-touch execution as well as electronic access through a wide variety of technology platforms in a number of important global markets. Asset and product types include listed futures and options on futures, equities, mutual funds, equity options, corporate, government and municipal bonds and unit investment trusts.
Clearing
We provide competitive and efficient clearing on major futures and securities exchanges globally, as well as prime brokerage in major foreign currency pairs and swap transactions. Additionally, we provide clearing of foreign exchange transactions, in addition to clearing of a wide range of over-the-counter “(OTC”) products.
Global Payments
We have built a scalable platform to provide end-to-end global payment solutions to banks and commercial businesses, as well as charities, NGOs and government organizations. We offer payments services in approximately 140 currencies. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis deriving revenue from the difference between the purchase and sale prices. Through our comprehensive platform and our commitment to client service, we provide simple and fast execution, delivering funds in any of these countries quickly through our global network of more than 300 correspondent banking relationships.
Advisory Services
We provide value-added advisory services and high-touch trade execution across a variety of financial markets, including commodities, foreign currencies, interest rates, institutional asset management and independent wealth management. For commercial clients with exposure to commodities, foreign currencies and interest rates, we work through our proprietary Integrated Risk Management Program (“IRMP®”) to systematically identify and quantify their risks and then develop strategic plans to effectively manage these risks with a view to protecting their margins and ultimately improving their bottom lines.
We also participate in the underwriting and trading of municipal securities in domestic markets as well as asset-backed securities in our Argentinian operations. Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products. Through our independent wealth management business, we provide advisory services to the growing retail investor market.
Physical Trading
We act as a principal to support the needs of our clients in a variety of physical commodities, primarily precious metals, as well as across the commodity complex, including energy commodities, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. Through these activities, we have the ability to offer a simplified risk management approach to our commercial clients by embedding more complex hedging structures as part of each physical contract to provide clients with enhanced price risk mitigation. We also offer clients efficient off-take or supply services, as well as logistics management.

OTC / Market-Making
We offer clients access to the OTC markets for a broad range of traded commodities, foreign currencies and interest rates, as well as to global securities markets. For clients with commodity price and financial risk, our customized and tailored OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
We provide market-making and execution in a variety of financial products including commodity derivatives, unlisted American Depository Receipts (“ADRs”) and Global Depository Receipts (“GDRs”), foreign ordinary shares, and foreign currencies. In addition, we are an institutional dealer in fixed income securities including U.S. Treasury, U.S. government agency, agency mortgage-backed, asset-backed and corporate securities.
Operating Segments
Our business activities are managed as operating segments and organized into reportable segments as follows:
Commercial Client Focused Segments
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
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the LME. Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial clients who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.
Within this segment, our risk management consultants organize their marketing efforts into client industry product lines, and currently serve clients in the following areas:

•	Financial Agricultural (“Ag”) & Energy

◦	Agricultural -

▪	Grain elevator operators, grain merchandisers, traders, processors, manufacturers and end-users.

▪	Livestock production, feeding and processing, dairy and users of agricultural commodities in the food industry.

▪	Coffee, sugar and cocoa producers, processors and end-users.

▪	Global fiber, textile and apparel industry.

◦	Energy and renewable fuels -

▪	Producers, refiners, wholesalers, transportation companies, convenience store chains, automobile and truck fleet operators, industrial companies, railroads, and municipalities.

▪	Consumers of natural gas including some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities.

▪	Ethanol and biodiesel producers and end-users.

◦	Other -

▪	Lumber mills, wholesalers, distributors and end-users.

▪	Commercial entities seeking to hedge their foreign exchange exposures.

•	LME Metals

◦	Commercial -

▪	Producers, consumers and merchants of copper, aluminum, zinc, lead, nickel, tin and other ferrous products.

◦	Institutional -

▪	Commodity trading advisors and hedge funds seeking clearing and execution of LME and NYMEX/COMEX base metal products.
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
Institutional Client Focused Segments
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in major foreign currency pairs and swap transactions. Through our platform, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of clients’ transactions. Clearing involves the matching of client’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2018, we held $2.6 billion in required client segregated assets, which we believe makes us the third largest non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 60 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2018.
Within this segment, we also maintain what we believe is one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, we provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also operate a proprietary FX desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 commercial and institutional clients throughout Europe, the Middle East and Africa.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
Payments Segment
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental and government organizations. We offer payments services in approximately 170 countries and 140 currencies, which we believe is more than any other payments solution provider, and provide transparent pricing.
Our proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and we believe it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows clients to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of approximately 300 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
Acquisitions during Fiscal Year 2018
PayCommerce Financial Solutions, LLC
On September 5, 2018, we acquired all of the outstanding membership interests of PayCommerce Financial Solutions, LLC. PayCommerce Financial Solutions, LLC is a fully accredited SWIFT Service Bureau provider. The acquisition enables us to act as a SWIFT Service Bureau for our 300-plus correspondent banking network, thus providing another important service for delivering local currency, cross-border payments to the developing world. The purchase price was approximately $3.8 million and was not material to us. Subsequent to the acquisition, we have renamed PayCommerce Financial Solutions, LLC to INTL Technology Services LLC.
Carl Kliem S.A.
On June 12, 2018, we executed a sale and purchase agreement to acquire Carl Kliem S.A. Carl Kliem S.A. is an independent interdealer broker based in Luxembourg, a leading European financial hub, providing foreign exchange, interest rate and fixed income products to a diverse, institutional client base across the European Union. Carl Kliem S.A. employs approximately 40 people and has over 400 active institutional clients. The closing of the agreement was conditional upon approval of the Luxembourg financial sector supervisory authority, the Commission de Surveillance du Secteur Financier (“CSSF”). In November 2018, the Company received regulatory approval from the CSSF to complete the acquisition. The purchase price is equal to the net tangible book value on the completion date minus restructuring costs and is not expected to be material to us.
Acquisition and Internal Subsidiary Consolidation during Fiscal Year 2017
ICAP’s EMEA Oils Broking Business
Effective October 1, 2016, our wholly owned subsidiary, INTL FCStone Ltd (“IFL”), acquired the London-based EMEA oils business of ICAP plc. The business included more than 30 front office employees across the fuel, crude, middle distillates, futures and options desks that have relationships with over 200 commercial and institutional clients throughout Europe, the Middle East and Africa. The purchase price included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment.
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
Acquisition during Fiscal Year 2016
Sterne Agee
Effective July 1, 2016, we acquired the legacy independent brokerage and clearing businesses of Sterne Agee, LLC, a wholly-owned subsidiary of Stifel Financial Corp. Effective August 1, 2016, we acquired the legacy Registered Investment Advisor (“RIA”) business of Sterne Agee, LLC. Pursuant to the two stock purchase agreements, we acquired Sterne Agee & Leach, Inc.; Sterne Agee Clearing, Inc.; Sterne Agee Financial Services, Inc.; Sterne Agee Asset Management, Inc. and Sterne Agee Investment Advisor Services, Inc. for cash consideration. The purchase price of $45.0 million represents a discount to the allocation of fair value to the net assets of the Sterne entities acquired. The $6.2 million discount in the purchase price compared to the allocation of fair value to the net assets at closing was reflected as a bargain purchase gain on the transaction within “other gains” in the Consolidated Income Statement for the year ended September 30, 2016.
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
We compete with a large number of firms in the exchange-traded futures and options on futures execution sector and in the OTC derivatives sector. We compete primarily on the basis of diversity and value of services offered, and to a lesser extent on price. Our competitors in the exchange-traded futures and options sector include international, national and regional brokerage firms as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors also offer OTC trading programs. In addition, there are a number of financial firms and physical commodities firms that participate in the OTC markets, both directly in competition with us and indirectly through firms like us. We compete in the OTC market by making specialized OTC transactions available to our clients in contract sizes that are smaller than those usually available from major counterparties.
Investor interest in the markets we serve impact and will continue to impact our activities. The instruments traded in these markets compete with a wide range of alternative investment instruments. We seek to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.
Technology has increased competitive pressures on commodities and financial intermediaries by improving dissemination of information, making markets more transparent and facilitating the development of alternative execution mechanisms. In certain instances, we compete by providing technology-based solutions to facilitate client transactions and solidify client relationships.
Administration and Operations
We employ operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.
INTL FCStone Financial is a self-clearing broker-dealer which holds client funds and maintains deposits with the National Securities Clearing Corporation, Inc. (“NSCC”), MBS Clearing Corporation, Inc., Depository Trust & Clearing Corporation, Inc. (“DTCC”) and the Options Clearing Corporation (“OCC”). In addition, it clears a portion of its securities transactions through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc and Pershing LLC, a subsidiary of The Bank of New York Mellon.
INTL FCStone DTVM Ltda., our broker-dealer subsidiary based in Brazil, clears its securities transactions through BM&F Bovespa.
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. The systems provide record keeping, trade reporting to exchange clearing organizations, internal risk controls, and reporting to government and regulatory entities, corporate managers, risk managers and clients. A third-party service bureau located in Hopkins, MN maintains our futures and options back office system. It has a disaster recovery site in Salem, NH.
We hold client funds in relation to certain of our activities. In regulated entities, these client funds are segregated, but in unregulated entities they are not. For a further discussion of client segregated funds in our regulated entities, please see the “Client Segregated Assets” discussion below.
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
The commodities industry in the U.S. is subject to extensive regulation under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”) and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. We are also a member of the Chicago Mercantile Exchange’s divisions: the Chicago Board of Trade, the New York Mercantile Exchange and COMEX, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd, the New Zealand Exchange and the Minneapolis Grain Exchange. These regulatory bodies protect clients by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of client assets, record-keeping, trade-reporting and other matters.
The securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the Securities and Exchange Commission (the “SEC”), state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and FINRA. These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities. In connection with our wealth management business, one of our subsidiaries, SA Stone Investment Advisors Inc., is registered with, and subject to oversight by, the SEC as an investment adviser. As such, in its relations with its advisory clients, SA Stone Investment Advisers Inc. is subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. These laws and regulations include obligations relating to, among other things, custody and management of client assets, marketing activities, self-dealing and full disclosure of material conflicts of interest, and generally grant the SEC and other supervisory bodies administrative powers to address non-compliance. Failure to comply with these requirements could result in a variety of sanctions, including, but not limited to, revocation of an advisory firm’s registration, restrictions or limitations on its ability to carry on its investment advisory business or the types of clients with which it can deal, suspensions of individual employees and significant fines.
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom, regulates our subsidiary, INTL FCStone Ltd, as a Markets in Financial Instruments Directive (“MIFID”) investment firm under part IV of the Financial Services and Markets Act 2000. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances for certain classes of clients must be segregated from the firm’s own assets. INTL FCStone Ltd is a member of the LME, ICE Europe Ltd, Euronext Amsterdam, Euronext Paris, the European Energy Exchange, Eurex and Norexco ASA.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created a comprehensive new regulatory regime governing swaps and further regulations on listed derivatives. The Dodd-Frank Act also created a registration regime for new categories of market participants, such as “swap dealers”, among others. Our wholly owned subsidiary, INTL FCStone Markets, LLC is a CFTC provisionally registered swap dealer, whose business is overseen by the National Futures Association (“NFA”), the self-regulatory organization for the U.S. derivatives industry.
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
Effective September 2016, CFTC margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) and certain counterparties to exchange initial and variation margin, with an implementation period ending in 2020.  We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our clients and counterparties.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states. EMIR has imposed new requirements on our European entities, including (a) reporting derivatives trades to trade repositories; (b) setting up enhanced risk management procedures for OTC derivative transactions; and (c) changes to our clearing account models and increased central counterparty margin requirements. Reporting requirements and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force during 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. We comply with the enacted provisions and will continue to do so when pending EMIR provisions are finalized as relevant to our activities.
In addition to the EMIR, European Union financial market legislation Markets in Financial Instruments Directive II (“MIFID II”) and the Markets in Financial Instruments Regulation (“MIFIR”) took effect on January 3, 2018. Principal areas of impact related to these regulatory texts involve the emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, client categorization, enhanced investor protection, conflicts of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable regulatory developments.
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
SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Exchange Act.
INTL FCStone Ltd, a financial services firm regulated by the FCA is subject to a net capital requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Central Bank of Ireland, and is subject to a net capital requirement.
The Australian Securities and Investment Commission regulates INTL FCStone Pty Ltd. It is subject to a net tangible asset capital requirement.
The Brazilian Central Bank and Securities and Exchange Commission of Brazil regulate INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”) and INTL FCStone Banco de Cambio S.A. They are a registered broker-dealer and registered foreign exchange bank, respectively, and are subject to capital adequacy requirements.
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
All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2018. Additional information on these net capital and minimum net capital requirements can be found in Note 12 to the Consolidated Financial Statements.
Segregated Client Assets
INTL FCStone Financial maintains client segregated deposits from its clients relating to their trading of futures and options on futures on U.S. commodities exchanges held with INTL FCStone Financial, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. INTL FCStone Financial maintains acknowledgment letters from each depository at which it maintains client segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in clients segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from clients (“segregated liabilities”). The amount of client segregated assets must be in excess of the segregated liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2018, INTL FCStone Financial maintained $57.3 million in segregated assets in excess of its segregated liabilities.
In addition, INTL FCStone Financial is subject to CFTC regulation 1.25, which governs the acceptable investment of client segregated assets. This regulation allows for the investment of client segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. INTL FCStone Financial predominately invests its client segregated assets in U.S. Treasury securities and money market mutual funds.
In addition, INTL FCStone Financial in its capacity as a securities clearing broker-dealer, clears transactions for clients and certain proprietary accounts of broker-dealers (“PABs”). In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2018, we prepared reserve computations for the clients accounts and PAB accounts, in accordance with the client reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, there was no PAB reserve requirement as of September 30, 2018. The customer reserve requirement was $6.4 million as of September 30, 2018. As of September 30, 2018, amounts held on deposit in SRBAs for the benefit of clients and PABs were $0 and $0.3 million, respectively. An additional deposit of $11.4 million was made to the client SRBA on October 2, 2018 to meet the client segregation requirements.
INTL FCStone Ltd is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. As of September 30, 2018, INTL FCStone Ltd was in compliance with the applicable segregated funds requirements.
Secured Client Assets
INTL FCStone Financial maintains client secured deposits from its clients funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with INTL FCStone Financial, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts. As of September 30, 2018, INTL FCStone Financial maintained $16.1 million in secured assets in excess of its secured liabilities.
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

In Brazil, the activities of FCStone do Brasil are subject to regulation by BM&F Bovespa, and the activities of INTL FCStone DTVM Ltda. and INTL FCStone Banco de Cambio S.A. are regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil.
The activities of INTL Commodities DMCC are subject to regulation by the Dubai Multi Commodities Centre.
INTL FCStone Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore.
INTL FCStone Pty Ltd. is subject to regulation by the Australian Securities and Investments Commission.
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
Employees
As of September 30, 2018, we employed 1,701 people globally: 1,092 in the U.S., 270 in the United Kingdom, 143 in Brazil, 76 in Argentina, 53 in Singapore, 12 in Dubai, 10 in the Republic of Ireland, 10 in Australia, 9 in Paraguay, 9 in China, 4 in Hong Kong, 9 in Mexico and 4 in Canada. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2018 we recorded net income of $55.5 million, compared to net income of $6.4 million in fiscal 2017 and $54.7 million in fiscal 2016.
Our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	market conditions, such as price levels and volatility in the commodities, securities and foreign exchange markets in which we operate;

•	changes in the volume of our market-making and trading activities;

•	changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks;

•	the level and volatility of interest rates;

•	the availability and cost of funding and capital;

•	our ability to manage personnel, overhead and other expenses;

•	changes in execution and clearing fees;

•	the addition or loss of sales or trading professionals;

•	reduction in fee revenues from client trading and wealth management services;

•	changes in legal and regulatory requirements; and

•	general economic and political conditions.
Although we continue our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse effect on our business, financial condition and operating results.
The manner in which we account for certain of our precious metals and energy commodities inventory may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our precious metals and energy commodities inventory held by subsidiaries that are not broker-dealers. Our precious metals and energy inventory held in subsidiaries which are not broker-dealers is stated at the lower of cost or net realizable value. We generally mitigate the price risk associated with our commodities inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP for this price risk mitigation. In such situations, any unrealized gains in our precious metals and energy inventory in our non-broker-dealer subsidiaries are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from these business segments are subject to greater volatility than the earnings from our other business segments.
Our level of indebtedness could adversely affect our financial condition. As of September 30, 2018, our total consolidated indebtedness was $355.2 million, and we may increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences and significant effects on our business, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring that a portion of our cash flow from operations be used for the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, investments and general corporate requirements;

•	making it difficult for us to optimally manage the cash flow for our businesses;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, investments and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•
subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and make distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments.

We may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could intensify.
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $594.5 million, consisting of:

•	a $262.0 million facility available to the Company, for general working capital requirements, committed until March 18, 2019.

•	a $75.0 million facility available to INTL FCStone Financial, for short-term funding of margin to commodity exchanges, committed until April 4, 2019.

•
a $232.5 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until November 1, 2019.

•	a $25.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges, committed until January 31, 2019.
Of our committed credit facilities, $362 million are scheduled to expire during the 12-month period beginning with the filing date of this Annual Report on Form 10-K. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
The Company’s business requires substantial cash to support its operating activities. Our business involves the establishment and carrying of substantial open positions for clients on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our clients. We have systems in place to collect margin and other deposits from clients on a same-day basis; however, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our clients. As such, the Company may be dependent on its lines of credit and other financing facilities in order to fund margin calls and other operating activities.
It is possible that these facilities might not be renewed at the end of their commitment periods and that we will be unable to replace them with other facilities on terms favorable to us or at all. If our credit facilities are unavailable or insufficient to support future levels of business activities, we may need to raise additional funds externally, either in the form of debt or equity. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements, leading to reduced profitability.
Our failure to successfully integrate the operations of businesses acquired could have a material adverse effect on our business, financial condition and operating results. From time to time, we may seek to expand our product offerings and /or geographic presence through acquisitions of complementary businesses, technologies or services. Our ability to engage in suitable acquisitions will depend on our ability to identify opportunities for potential acquisitions that fit within our business model, enter into the agreements necessary to take advantage of these potential opportunities and obtain any necessary financing. We may not be able to do so successfully. We are regularly evaluating potential acquisition opportunities.

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
It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of the ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect our ability to maintain relationships with clients, counterparties, and employees or to achieve the anticipated benefits of the acquisition.
We face risks associated with our market-making and trading activities. We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale for clients and for our own account of financial instruments, including equity and debt securities, commodities and foreign exchange. These activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and counterparty creditworthiness.
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
The success of our market-making activities depends on:

•	the price volatility of specific financial instruments, currencies and commodities,

•	our ability to attract order flow;

•	the skill of our personnel;

•	the availability of capital; and

•	general market conditions.
To attract market-trading, market-making and trading business, we must be competitive in:

•	providing enhanced liquidity to our clients;

•	the efficiency of our order execution;

•	the sophistication of our trading technology; and

•	the quality of our client service.
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
Fluctuations in currency exchange rates could negatively impact our earnings. A significant portion of our international business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of our non‑U.S. dollar net assets, revenues and expenses. Although we closely monitor potential exposures as a result of these fluctuations in currencies and adopt strategies designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.

We are exposed to certain risks as a result of operating in countries with high levels of inflation. We are exposed to risks as a result of operating in countries with high levels of inflation. These risks include the risk that the rate of price increases will not keep pace with the cost of inflation, adverse economic conditions may discourage business growth which could affect demand for our services, the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline, and these countries may be deemed “highly inflationary” for U.S. GAAP purposes.
For example, we have wholly owned subsidiaries in Argentina which employed 76 people as of September 30, 2018, and primarily conduct debt trading and asset management business activities for clients. The Argentinian economy was recently determined to be highly inflationary. For U.S. GAAP purposes, a highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold during the quarterly period ended June 30, 2018. For periods through June 30, 2018, the functional currency for certain of our subsidiaries was the Argentinian peso, the local currency of these subsidiaries. In accordance with this designation, effective July 1, 2018 we report the financial results of the subsidiaries in Argentina at the functional currency of their parent, which is the U.S. dollar. Going forward, fluctuations in the Argentinian peso to U.S. dollar exchange rate could negatively impact our earnings.
We operate as a principal in the OTC derivatives markets which involves the risks associated with commodity derivative instruments. We offer OTC derivatives to our clients in which we act as a principal counterparty. We endeavor to simultaneously offset the underlying risk of the instruments, such as commodity price risk, by establishing corresponding offsetting positions with commodity counterparties, or alternatively we may offset those transactions with similar but not identical positions on an exchange. To the extent that we are unable to simultaneously offset an open position or the offsetting transaction is not effective to fully eliminate the derivative risk, we have market risk exposure on these unmatched transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions remain open.
To the extent an unhedged position is not disposed of intra-day, adverse movements in the reference assets or rates underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Transactions involving OTC derivative contracts may be adversely affected by fluctuations in the level, volatility, correlation or relationship between market prices, rates, indices and/or other factors. These types of instruments may also suffer from illiquidity in the market or in a related market.
OTC derivative transactions are subject to unique risks. OTC derivative transactions are subject to the risk that, as a result of mismatches or delays in the timing of cash flows due from or to counterparties in OTC derivative transactions or related hedging, trading, collateral or other transactions, we or our counterparty may not have adequate cash available to fund our or its current obligations.
We could incur material losses pursuant to OTC derivative transactions because of inadequacies in or failures of our internal systems and controls for monitoring and quantifying the risk and contractual obligations associated with OTC derivative transactions and related transactions or for detecting human error, systems failure or management failure.
OTC derivative transactions may generally only be modified or terminated only by mutual consent of the parties to any such transaction (other than in certain limited default and other specified situations (e.g., market disruption events)) and subject to agreement on individually negotiated terms. Accordingly, it may not be possible to modify, terminate or offset obligations or exposure to the risk associated with a transaction prior to its scheduled termination date.
In addition, we note that as a result of rules recently adopted by U.S. regulators concerning certain financial contracts (including OTC derivatives) entered into with our counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. The rules are being progressively implemented between January 1, 2019 and January 1, 2020.
Changes to the U.S. corporate tax system have had and may in the future continue to have a significant effect on the carrying value of our net deferred tax assets and will result in additional U.S. corporate tax liabilities on unremitted earnings from deemed repatriation of earnings of our foreign subsidiaries. The recent reform of the U.S. tax system includes changes to corporate tax rates, a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries and also establishes new tax laws that will affect the fiscal year ending September 30, 2019 and subsequent fiscal years, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income, (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax, (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation.
As of September 30, 2018, the remeasurement of the deferred tax assets and liabilities resulted in $8.6 million of tax expense. The accounting for this amount is considered complete.
The transition tax requires us to determine, in addition to other factors, the amount of post 1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. We made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation as of September 30, 2018 of $11.2 million. While we can make reasonable estimates for the deemed repatriation transition tax, the final tax impact may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions we may take.
Most state and local income tax jurisdictions have updated their conformity or issued guidance on their level of conformity with the U.S. federal income tax changes as of September 30, 2018. We are able to calculate the impact of the reduction in corporate rate and the deemed repatriation transition tax for state and local income tax purposes and the impact on tax expense is immaterial.
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $490.9 million in fiscal 2014 to $975.8 million in fiscal 2018. This growth may continue, including as a result of any acquisitions we have recently undertaken or may undertake in the future.
This growth required, and will continue to require, us to increase our investment in management personnel, financial and management systems and controls, and facilities. In the absence of continued revenue growth, or if growth is at a rate lower than our expectations, the costs associated with our expected growth would cause our operating margins to decline from current levels. In addition, as is common in the financial industry, we are and will continue to be highly dependent on the effective and reliable operation of our communications and information systems.
The scope of procedures for assuring compliance with applicable rules and regulations changes as the size and complexity of our business increases. In response, we have implemented and continue to revise formal compliance procedures; however, there can be no assurances that such procedures will be effective.
It is possible that we will not be able to manage our growth successfully. Our inability to do so could have a material adverse effect on our business, financial condition and operating results.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation. As an SEC reporting company, we are required to maintain a system of effective internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time.
There can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness in internal control over financial reporting will not exist. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties, judgments or losses not covered by insurance, harm our reputation, or otherwise cause a decline in investor confidence.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. However, our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Our risk management policies and procedures require, among other things, that we properly record and verify many thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our clients’ and counterparties’ positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our clients’ and counterparties’ positions and the associated risks.
Our policies and procedures used to identify, monitor and mitigate a variety of risks, including risks related to human error, client defaults, market movements, fraud and money-laundering, are established and reviewed by the Risk Committee of our Board of Directors. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. These policies and procedures may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.
We are exposed to the credit risk of our clients and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market maker of OTC and listed securities and a dealer in fixed income securities, we conduct the majority of our securities transactions as principal with institutional counterparties. We clear the majority of our principal securities transactions through unaffiliated clearing brokers or banks, who also are the custodian of the majority of our principal equity and debt securities. In these transactions, we may suffer losses as a result of a counterparty’s failure to fulfill its contractual obligations. We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities. Adverse changes in market conditions related to securities utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.
In our correspondent securities clearing and independent wealth management businesses, we permit clients to purchase securities on margin, subject to various regulatory and internal margin requirements. During periods of significant price declines, the value of collateral securing the client’s margin loan may decline below the client’s obligation to us. In the event, the client is unable to deposit additional collateral for these margin loans, we may incur credit losses on these transactions or additional costs in attempting to secure additional collateral. While introducing broker-dealers and independent representatives are generally responsible for the credit losses of their clients, we may incur losses if they do not fulfill their obligations.
As a clearing broker in futures and option transactions, we act on behalf of our clients for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our clients. Accordingly, we are responsible for our clients’ obligations with respect to these transactions, including margin payments, which exposes us to significant credit risk. Client positions which represent a significant percentage of open positions in a given market or concentrations in illiquid markets may expose us to the risk that we are not able to liquidate a client’s position in a manner which does not result in a deficit in that clients account. A substantial part of our working capital is at risk if clients default on their obligations to us and their account balances and security deposits are insufficient to meet all of their obligations.
We act as a principal for OTC derivative transactions (including commodity, foreign exchange and interest rate transaction), which exposes us to both the credit risk of our clients and the counterparties with which we offset the client’s position. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. In addition, with OTC transactions, there is a risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. Clients and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.
We act as a principal in our physical commodities trading activities which exposes us to the credit risk of our counterparties and clients in these activities.
Although we have procedures for reviewing credit exposures to specific clients and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, including rapid changes in securities, commodity and foreign exchange price levels. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our clients and counterparties.
In our securities, commodities and derivatives trading businesses we rely on the ability of our clearing brokers and banks to adequately discharge their obligations on a timely basis. We also depend on the solvency of our clearing brokers and custodians. Any failure by a clearing broker or bank to adequately discharge its obligations on a timely basis, or insolvency of a clearing broker or custodian, or any event adversely affecting our clearing brokers or custodians, could have a material adverse effect on our business, financial condition and operating results.
As a clearing member firm of clearing houses in the U.S. and abroad, we are also exposed to clearing member credit risk. Clearing houses require member firms to deposit cash and/or government securities to a clearing fund. If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members of the applicable clearing house. Several clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.
Our net operating revenues may decrease due to changes in market volume, prices or liquidity. Declines in the volume of securities, commodities and derivative transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and other assets, and interest and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the fair value of securities, commodities and other assets held in inventory. Sudden sharp changes in fair values of securities, commodities and other assets can result in:

•	illiquid markets;

•	fair value losses arising from positions held by us;

•	the failure of buyers and sellers of securities, commodities and other assets to fulfill their settlement obligations;

•	redemptions from funds managed in our asset management business segment and consequent reductions in management fees;

•	reductions in accrued performance fees in our asset management business segment; and

•	increases in claims and litigation.
Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
Our net operating revenues may decrease due to changes in client trading volumes which are dependent in large part on commodity prices and commodity price volatility. Client trading volumes are largely driven by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets periodically experience significant price volatility. In addition to price volatility, increases in commodity prices generally lead to increased trading volume. As prices of commodities rise, especially energy prices, new participants enter the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower client balances held on deposit, which in turn may reduce the amount of interest revenue and account fees based on these deposits.
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
Any one or more of these factors may reduce the level of activity in any of these markets in which we conduct business, which could result in lower revenues from our market-making and trading activities. Any reduction in revenues or any loss resulting from these factors could have a material adverse effect on our business, financial condition and operating results.
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
In the event of employee misconduct or error, our business may be harmed. There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Employee misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for clients, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis due to employee error, our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions we take to detect and prevent this activity may not be effective in all cases.
Internal or third party computer and communications systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties, including those used for execution and clearance of our client’s trades and our market-making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our clients;

•	slower response times;

•	delays in our clients’ trade execution;

•	failed settlement of trades;

•	decreased client satisfaction with our services;

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•	financial losses;

•	litigation or other client claims; and

•	regulatory sanctions.
In addition, in connection with our business, we collect and retain personally identifiable information of our clients. The continued occurrence of high-profile data breaches provides evidence of the serious threats to information security. Our clients expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. Protecting against security breaches, including cyber-security attacks, is an increasing challenge, and penetrated or compromised data systems or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of client or company data. It is possible that our security controls over personally identifiable information, our training of employees on data security and other practices we follow may not prevent the improper disclosure of personally identifiable information that we store and manage.
The occurrence of degradation or failure of the communications and computer systems on which we rely, or the significant theft, loss or fraudulent use of client information, may lead to financial losses, litigation or arbitration claims filed by or on behalf of our clients and regulatory investigations and sanctions, including by the CFTC, which require that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. Any such degradation or failure, or theft, loss or fraudulent use of client information, could also have a negative effect on our reputation, which in turn could cause us to lose existing clients to our competitors or make it more difficult for us to attract new clients in the future. Further, any financial loss that we suffer as a result of such degradations or failures in the performance of our computer and communications systems and networks could be magnified by price movements of contracts involved in transactions impacted by the degradation or failure, and we may be unable to take corrective action to mitigate any losses we suffer.

We are subject to extensive government regulation. The securities and derivatives industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the MSRB, the FCA, the NFA, the CME Group, Inc. and other self-regulatory organizations (commonly referred to as SROs), state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
As participants in various financial markets and exchanges, we may be subject to regulation concerning certain aspects of our business, including without limitation:

•	risk management;

•	trade practices;

•	the way we communicate with, market our products and services to, and disclose risks to, clients;

•	financial, transaction and other reporting requirements and practices;

•	client identification and anti-money laundering requirements;

•	capital structure;

•	record creation and retention;

•	safeguarding and management of client assets and personal information;

•	conflicts of interest; and

•	the conduct of our directors, officers and employees.
Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have been subject to claims arising from acts that regulators asserted were in contravention of these laws, rules and regulations. These claims resulted in the payment of fines and/or other settlement terms (including requiring us to rectify any deficiencies identified by the applicable regulator - for example, amending our policies and procedures). It is possible that we, our officers and other employees will be subject to similar claims in the future. An adverse ruling against us or our officers and other employees could result in our or our officers and other employees being required to pay a substantial fine and/or other settlement terms and could result in a suspension or revocation of required registrations or memberships. Such sanctions could have a material adverse effect on our business, financial condition and operating results.
The regulatory environment in which we operate is subject to change. Any rule changes, additional legislation or regulations (including changes required under the Dodd-Frank Act) and any new or revised regulation by the SEC, the CFTC, other U.S. or foreign governmental regulatory authorities, SROs, MSRB, NFA or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs, MSRB, NFA and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties or material restrictions on our business in the future.
Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect financial services firms. We cannot predict what effect any such changes might have on our business. Our business, financial condition and operating results may be materially affected by both regulations that are directly applicable to us and/or our counterparties and regulations of general application. Our level of trading and market-making activities can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.
We have incurred significant additional operational and compliance costs to meet regulatory requirements. These requirements have significantly affect our business and will continue to do so in the future. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act represents a comprehensive change to financial regulation in the U.S., and affects virtually every area of the capital markets, including, among other things, centralized clearing of standardized derivatives (with certain stated exceptions), the trading of clearable derivatives on swap execution facilities or exchanges, and registration and comprehensive regulation of market participants such as “swap dealers”. Implementation of the Dodd-Frank Act has required, and will continue to require, many lengthy rulemaking processes resulting in the adoption of a multitude of new regulations applicable to entities which transact business in the U.S. or with U.S. persons outside the U.S. The Dodd-Frank Act affects many aspects, in the U.S. and internationally, of our business, including OTC derivatives and other financial activities, and will have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business.
The Dodd-Frank Act granted regulatory authorities, such as the CFTC and the SEC, broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. A substantial majority of the OTC derivatives transactions in which our subsidiaries and affiliates engage are subject to regulation by the CFTC, which has finalized and implemented most of the rules required under the Dodd-Frank Act. However, because the regulatory program for OTC derivatives is comparatively new, it is difficult to predict the extent to which we and our subsidiaries and affiliates will be affected by these implementing regulations as they come into effect. Accordingly, we cannot provide assurance that new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
We have incurred and expect to continue to incur significant costs to comply with these regulatory requirements. We have also incurred and expect to continue to incur significant costs related to the development, operation and continued enhancement of our technology relating to many facets of our business, including trade execution, trade reporting, surveillance, record keeping and data reporting obligations, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.
Changes that have been, and that will continue to be made to, our OTC and clearing businesses in order to comply with our regulatory obligations have impacted the way be conduct these businesses and may adversely impact our current and future results of operations. As a result of the increased financial regulation (including as a result of the Dodd-Frank Act), the markets for cleared and non-cleared swaps may become less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. This may occur as a result of, for example, certain banks and other large institutions being limited in their conduct of proprietary trading and being limited or prohibited from trading in certain derivatives. These rules, including the restrictions and limitations on the trading activities of certain banks and large institutions, may impact transaction volumes and liquidity in the markets in which we operate and our revenues would be adversely impacted as a result.
These changes to our OTC derivatives and clearing businesses may also adversely impact our cash flows and financial condition. Registration requirements have and will continue to impose substantial regulatory requirements upon certain of our entities including, among other things, capital and margin requirements, business conduct standards, initial and variation margin requirements, and record keeping and data reporting obligations. Increased regulatory oversight has also imposed administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. Effective September 2016, CFTC margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) and certain of their counterparties to exchange initial and variation margin, with an implementation period ending in September 2020.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulation on OTC derivatives, central counterparties and trade repositories. EMIR has been implemented across the European Economic Area member states. EMIR has imposed new requirements on our European entities, including (a) reporting derivatives trades to trade repositories; (b) setting up enhanced risk management procedures for OTC derivative transactions; and (c) changes to our clearing account models and increased central counterparty margin requirements. Reporting requirements and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force during 2017. ESMA is continuing to evaluate and set clearing obligations for certain OTC derivatives. INTL FCStone Ltd. complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to EMIR, European Union financial market legislation MiFID II and MiFIR took effect on January 3, 2018. Principal areas of impact related to these regulatory texts involve the emergence and oversight of organized trading facilities (“OTFs”) for trading OTC non-equity products, client categorization, enhanced investor protection, conflicts of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable regulatory developments.
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
SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
The FCA requires our United Kingdom subsidiary, INTL FCStone Ltd to maintain specific levels of net capital. Failure to maintain the required net capital may subject INTL FCStone Ltd to suspension or revocation of its registration by the FCA.
The Australian Securities and Investment Commission regulates INTL FCStone Pty. Ltd. It is subject to a net tangible asset capital requirement.
The Brazilian Central Bank and Securities and Exchange Commission of Brazil regulate INTL FCStone DTVM Ltda. and INTL FCStone Banco de Cambio S.A. They are a registered broker-dealer and registered foreign exchange bank, respectively, and are subject to capital adequacy requirements.

The Comision Nacional de Valores regulates INTL Gainvest S.A. and INTL CIBSA S.A., and they are subject to net capital and capital adequacy requirements. The Rosario Futures Exchange and the General Inspector of Justice regulate INTL Capital, S.A. It is subject to a capital adequacy requirement.
Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
The CFTC has also proposed capital requirements requiring registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) to maintain specific levels of net capital. If implemented as proposed, failure to maintain the required net capital may result in suspension or revocation of registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which it is a member.
Ultimately, any failure to meet capital requirements by our dually registered broker-dealer/FCM subsidiary, or our other broker-dealer subsidiaries, could result in liquidation of the subsidiary. Failure to comply with the net capital rules could have material and adverse consequences such as limiting their operations, or restricting us from withdrawing capital from these subsidiaries.
Furthermore, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit our operations that require the intensive use of capital. They could also restrict our ability to withdraw capital from these subsidiaries. Any limitation on our ability to withdraw capital could limit our ability to pay cash dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have an adverse effect on our business, financial condition and operating results.
In addition to the net capital requirements, INTL FCStone Financial Inc. is subject to the deposit and/or collateral requirements of the clearing houses in which it participates (such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation). These requirements may fluctuate significantly from time to time based upon the nature and size of client trading activity. Failure to meet such requirements could result in our inability to continue to participate in the clearing house, which would have a material adverse effect on the Company’s results of operation and financial condition.
We are subject to margin funding requirements on short notice. Our business involves establishment and carrying of substantial open positions for clients on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our clients. We maintain borrowing facilities for the purpose of funding margin and credit support and have systems to endeavor to collect margin and other deposits from clients on a same-day basis; however, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our clients. Generally, if a client is unable to meet its margin call, we promptly liquidate the client’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that liquidation will be feasible, given market conditions, size of the account and tenor of the positions.
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our clients. As of September 30, 2018, we had $2.6 billion in client segregated assets, the majority of which are generally invested in U.S. Treasury securities. In addition, in our correspondent securities clearing business, we earn fee income in lieu of interest income on client cash held in money market mutual funds and FDIC sweep accounts. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these client deposits. If short-term interest rates remain low or start to decline further, our revenues derived from interest will correspondingly decline which would negatively impact our profitability.
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
We are subject to risks relating to litigation and potential securities, commodities and derivatives law liability. We face significant legal risks in our businesses, including risks related to currently pending litigation involving us. Many aspects of our business involve substantial risks of liability, including liability under federal and state securities, commodities and derivatives laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, the

CFTC, FINRA, the MSRB, the NFA, the FCA and other regulatory bodies. Substantial legal liability or significant regulatory action against us and our subsidiaries could have adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Any such litigation could lead to more volatility of our stock price.
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 11 - Commitments and Contingencies in the Consolidated Financial Statements.
We are subject to intense competition. We derive a significant portion of our revenues from market-making and trading activities involving securities, commodities and foreign exchange. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We compete primarily with wholesale, national, and regional broker-dealers and FCMs, as well as electronic communications networks. We compete primarily on the basis of our expertise and quality of service.
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
A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them may:

•	offer alternative forms of financial intermediation as a result of superior technology and greater availability of information;

•	offer a wider range of services and products than we offer;

•	be larger and better capitalized;

•	have greater name recognition; and

•	have more extensive client bases.
These competitors may be able to respond more quickly to new or evolving opportunities and client requirements. They may also be able to undertake more extensive promotional activities and offer more attractive terms to clients. Recent advances in computing and communications technology are substantially changing the means by which market-making services are delivered, including more direct access on-line to a wide variety of services and information. This has created demand for more sophisticated levels of client service. Providing these services may entail considerable cost without an offsetting increase in revenues. In addition, current and potential competitors have established or may establish cooperative relationships or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share.
We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have an adverse effect on our business, financial condition and operating results.
Our business could be adversely affected if we are unable to retain our existing clients or attract new clients. The success of our business depends, in part, on our ability to maintain and increase our client base. Clients in our market are sensitive to, among other things, the costs of using our services, the quality of the services we offer, the speed and reliability of order execution and the breadth of our service offerings and the products and markets to which we offer access. We may not be able to continue to offer the pricing, service, speed and reliability of order execution or the service, product and market breadth that clients desire. In addition, once our risk management consulting clients have become better educated with regard to sources of risk and the tools available to facilitate the management of this risk and we have provided them with recommended hedging strategies, they may no longer continue paying monthly fees for these services. Furthermore, our existing clients, including IRMP clients, are not generally obligated to use our services and can switch providers of clearing and execution services or decrease their trading activity conducted through us at any time. As a result, we may fail to retain existing clients or be unable to attract new clients. Our failure to maintain or attract clients could have an adverse effect on our business, financial condition and operating results.
We rely on relationships with introducing brokers for obtaining some of our clients. The failure to maintain and develop additional relationships with introducing brokers could adversely affect our business. We have relationships with introducing brokers who assist us in establishing new client relationships and provide marketing and client service functions for some of our clients. These introducing brokers receive compensation for introducing clients to us. Many of our relationships with introducing brokers are non-exclusive or may be canceled on relatively short notice. In addition, our introducing brokers have no obligation to provide new client relationships or minimum levels of transaction volume. Our failure to maintain these relationships with these introducing brokers, to develop new relationships with introducing brokers or the failure of these introducing brokers to establish and maintain client relationships would result in a loss of revenues, which could adversely affect our business.

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
Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results. We engage in a significant amount of business with clients in the international markets. Certain additional risks are inherent in doing business in international markets, particularly in a regulated industry. These risks include:

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
Our operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. We are exposed to risks and uncertainties inherent in doing business in international markets. We may conduct business in countries that are the subject of actual or threatened war, terrorist activity, political instability, civil strife and other geopolitical uncertainty, economic and financial instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, exchange rate fluctuations, applicable currency controls, the imposition of restrictions on currency conversion or the transfer of funds and difficulties in staffing and managing foreign operations, including reliance on local experts. As a result of these and other factors, the currencies of these countries may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies or on business in such countries could impede our foreign business.
Our operations are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, and if we violate these regulations, we may be subject to significant penalties. The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in commodity futures brokerage, securities and derivatives trading and investment banking must comply with the laws, rules and regulations imposed by the governing country, state, regulatory bodies and self-regulatory bodies with governing authority over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

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
Our operations are required to comply with U.S. laws and regulations applicable to companies conducting business internationally, and if we violate these laws and regulations, it could adversely affect our business and subject us to broader liability. Our international business operations are subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”) and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and to devise and maintain an adequate system of internal accounting controls. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against designated foreign states, organizations and individuals. Though we have policies in place designed to comply with applicable OFAC sanctions, rules and regulations as well as the FCPA and equivalent laws and rules of other jurisdictions, there can be no assurance that, in the future, the operations of our businesses will not violate these laws and regulations, and we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of employees and restrictions on our operations and cash flows.
The U.K.’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results. On March 29, 2017, the U.K. government triggered the article 50 of the Treaty on European Union (“Brexit”). This officially confirmed the U.K.’s intention withdraw its membership to the E.U. and the start for a two year negotiation process where the U.K. and the E.U. need to agree the terms of the withdrawal and potentially give consideration to the future of the relationship between the parties. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete. Our operations in the U.K. as well as our global operations could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the U.K. from the E.U. If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2018 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Champaign, Illinois; Miami, Florida; Indianapolis, Indiana; Bowling Green, Ohio; Nashville, Tennessee; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Twin Falls, Idaho; Birmingham, Alabama; Charlotte, North Carolina; Youngstown, Ohio; Atlanta, Georgia; Houston, Texas; Mexico City, Mexico; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Patrocinio, Brazil; Campo Grande, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong; Toronto, Canada; Sydney, Australia; Luxembourg, Luxembourg; and Frankfurt, Germany. All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
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
On April 23, 2018, following ten years of legal proceedings and a final ruling by the United States Court of Appeals for the Seventh Circuit against the trustee and in favor of INTL FCStone Financial, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, on May 1, 2018, INTL FCStone Financial received funds from the reserve account in the amount of $2.0 million. This amount is presented in ‘other gains’ in the consolidated income statement.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2018, there were approximately 317 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2018 and 2017 were as follows:

		Price Range
		High	Low
2018:
	Fourth Quarter	$57.00	$48.06
	Third Quarter	$53.57	$41.14
	Second Quarter	$46.96	$38.58
	First Quarter	$44.91	$38.14
2017:
	Fourth Quarter	$39.71	$33.11
	Third Quarter	$39.37	$33.45
	Second Quarter	$41.10	$35.75
	First Quarter	$44.71	$34.61

Value over 5 years of $100 invested on September 30, 2013 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

250
200
150
100
50
-
2013
2014
2015
2016
2017
2018
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
On September 30, 2018, the previously authorized repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions expired. As of the date of this filing, no additional authorization by our Board of Directors has occurred. Previously approved plans were subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2018 to July 31, 2018	—	$—	—	1,000,000
August 1, 2018 to August 31, 2018	—	—	—	1,000,000
September 1, 2018 to September 30, 2018	—	—	—	1,000,000
Total	—	$—	—
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2016	2015	2014
Revenues:
Sales of physical commodities	$26,682.4	$28,673.3	$14,112.0	$34,089.9	$33,546.4
Trading gains, net	389.1	332.2	321.2	328.6	244.5
Commission and clearing fees	356.8	283.4	224.3	192.5	180.7
Consulting, management and account fees	71.1	65.0	42.2	42.8	42.8
Interest income	123.3	69.7	55.2	39.4	8.0
Total revenues	27,622.7	29,423.6	14,754.9	34,693.2	34,022.4
Cost of sales of physical commodities	26,646.9	28,639.6	14,083.9	34,068.9	33,531.5
Operating revenues	975.8	784.0	671.0	624.3	490.9
Transaction-based clearing expenses	179.7	136.3	129.9	122.7	108.5
Introducing broker commissions	133.8	113.0	68.9	52.7	49.9
Interest expense	80.7	42.1	28.3	17.1	10.5
Net operating revenues	581.6	492.6	443.9	431.8	322.0
Compensation and other expenses:
Compensation and benefits	337.7	295.7	263.9	251.1	201.9
Trading systems and market information	34.7	34.4	28.0	23.5	21.5
Occupancy and equipment rental	16.5	15.2	13.3	13.5	12.3
Professional fees	18.1	15.2	14.0	12.5	14.9
Travel and business development	13.8	13.3	11.5	10.5	9.9
Non-trading technology and support	13.9	11.6	7.1	4.7	3.9
Depreciation and amortization	11.6	9.8	8.2	7.2	7.3
Communications	5.4	5.0	4.7	4.6	4.3
Bad debts and impairments	3.1	4.3	4.4	7.3	5.5
Bad debt on physical coal	1.0	47.0	—	—	—
Other	26.3	25.9	22.3	18.8	14.5
Total compensation and other expenses	482.1	477.4	377.4	353.7	296.0
Other gains	2.0	—	6.2	—	—
Income from continuing operations, before tax	101.5	15.2	72.7	78.1	26.0
Income tax expense	46.0	8.8	18.0	22.4	6.4
Net income from continuing operations	55.5	6.4	54.7	55.7	19.6
Loss from discontinued operations, net of tax	—	—	—	—	(0.3)
Net income	$55.5	$6.4	$54.7	$55.7	$19.3
Earnings per share:
Basic	$2.93	$0.32	$2.94	$2.94	$1.01
Diluted	$2.87	$0.31	$2.90	$2.87	$0.98
Number of shares:
Basic	18,549,011	18,395,987	18,410,561	18,525,374	18,528,302
Diluted	18,934,830	18,687,354	18,625,372	18,932,235	19,132,302

Other Data:
Return on average stockholders’ equity	11.6%	1.5%	13.2%	15.0%	5.7%
Employees, end of period	1,701	1,607	1,464	1,231	1,141
Compensation and benefits as a percentage of operating revenues	34.6%	37.7%	39.3%	40.2%	41.1%

Selected Balance Sheet Information:	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014
Total assets	$7,824.7	$6,243.4	$5,950.3	$5,070.0	$3,039.7
Lenders under loans	$355.2	$230.2	$182.8	$41.6	$22.5
Senior unsecured notes	$—	$—	$45.5	$45.5	$45.5
Stockholders’ equity	$505.3	$449.9	$433.8	$397.1	$345.4

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
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,700 employees as of September 30, 2018. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We report our operating segments based on services provided to clients. Our business activities are managed as operating segments and organized into five reportable segments, including Commercial Hedging and Physical Commodities, which are commercial client focused; Clearing & Execution Services (“CES”) and Securities, which are institutional client focused; and Global Payments. See Segment Information for a listing of our operating segment components.
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the over-the-counter (“OTC”) and listed derivatives markets. Most of the rules related to this regime have come into effect, however some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented. Effective September 2016, CFTC margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) and certain of their counterparties to exchange initial and variation margin, with an implementation period ending in September 2020. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our clients and counterparties.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  EMIR has been implemented across the European Economic Area member states. EMIR has imposed new requirements on our European entities, including (a) reporting derivatives to trade repositories, (b) setting up enhanced risk management procedures for OTC derivative transactions, (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements and most risk mitigation procedures were set at the end of 2013. Implementation of collateral obligations applicable to non-cleared OTC transactions came into force during 2017. European Securities and Markets Authority (“ESMA”) is continuing to evaluate and set clearing obligations for certain OTC derivatives. INTL FCStone Ltd complies with the enacted provisions and will do so when pending EMIR provisions are finalized as relevant to its activities.
In addition to the EMIR, European Union financial market legislation Markets in Financial Instruments Directive (“MIFID”) II and Markets in Financial Instruments Regulation (“MIFIR”) took effect on January 3, 2018. Principal areas of impact related to these regulatory texts involve the emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, client categorization, enhanced investor protection, conflicts of interest and execution policies, transparency obligations and extended transaction reporting requirements. We will continue to monitor all applicable regulatory developments.

Recent Events Affecting the Company
During the week ended November 16, 2018, balances in approximately 300 accounts of the FCM division of our wholly owned subsidiary, INTL FCStone Financial, declined below required maintenance margin levels, primarily as a result of significant price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the INTL FCStone Financial’s customer agreements and obligations under market regulation standards.
A CTA is by definition registered with the CFTC and a member of, and subject to audit by, the NFA. OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons”, which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its customers full discretionary authority to manage the trading in the customer accounts, while INTL FCStone Financial acted solely as the clearing firm in its role as the FCM, at all times meeting its obligations as the FCM to these accounts.
INTL FCStone Financial’s customer agreements conform to NFA guidance, disclose the risks to which account-holders are exposed, hold account-holders liable for all losses in their accounts, and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. INTL FCStone Financial continues to pursue collection of these receivables in the ordinary course of business. INTL FCStone Financial intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable. INTL FCStone Financial’s standard customer agreements provide for arbitration of disputes between parties.
As of December 10, 2018, the aggregate receivable from these customer accounts, net of collections and other allowable deductions thus far, is $31.3 million, with no individual account receivable exceeding $1.4 million. The exposure to losses from these customer accounts is not yet determinable, as collection efforts are in early stages, given the timing of events that lead to the receivable balances disclosed above. Depending on future collections and an assessment to be made under U.S. GAAP, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. We believe that these accounts receivable balances, along with possible exposure to losses from these customer accounts, will not impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States (“U.S.”) signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (the “Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will compute our income tax expense (benefit) for the September 30, 2018 tax year using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. The Tax Reform also imposes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Reform.
Our accounting for certain elements of the Tax Reform is incomplete. However, as of September 30, 2018, our accounting for the remeasurement of the deferred tax assets and liabilities is complete. The remeasurement of the deferred tax assets and liabilities resulted in $8.6 million of tax expense, which increased the effective tax rate by 8.5% during the year ended September 30, 2018.
To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We can make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $11.2 million, which increased the effective tax rate by 11% during the year ended September 30, 2018. While we can make reasonable estimates for the deemed repatriation transition tax, the final tax impact may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions we may take.
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-

taxed income (GILTI), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (BEAT), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company has not yet determined the potential tax impact of provisions that are not yet effective, such as GILTI, BEAT, and the elimination of U.S. tax on dividends of future foreign earnings.  The Company expects to make the policy election to treat GILTI as a period expense in the fiscal year ending September 30, 2019.
Fiscal 2018 Highlights

•	Realized records in both operating revenues of $975.8 million and pre-tax income of $101.5 million.

•
Our subsidiary INTL FCStone DTVM Ltda. was granted a full-service broker-dealer license in Brazil allowing expansion of its offering to its substantial existing institutional client base, as well as provide clients outside of Brazil greater access to that local market.

•
Our Global Payments business significantly enhanced its regulatory capability in Brazil with an FX Bank license, making the Company one of the few foreign companies with that status, which has led to an immediate three-fold increase in payments in that key market.

•
Agreed to purchase Carl Kliem S.A., an independent inter-dealer broker based in Luxembourg, which upon closing will provide a strong European client base and a European Union based footprint for us, post Brexit.

•
Acquired the fully accredited SWIFT Service Bureau from PayCommerce in the fourth quarter, which will enable the Company to act as a SWIFT Service Bureau for its more than 300 correspondent clearing banks.

Executive Summary
We achieved strong operating revenue growth of 24%, or $191.8 million, to $975.8 million in fiscal 2018 compared to the prior year. The return of periods of market volatility in our key markets resulted in increased client activity and a widening of spreads in fiscal 2018, which combined with increases in short term interest rates and average client balances resulted in record operating revenues in all five of our reporting segments.
Overall segment income increased 55%, with Commercial Hedging and Clearing & Execution Services (“CES”) adding $23.6 million and $17.9 million, respectively. In addition, our Global Payments segment added $9.2 million, while the Physical Commodities segment increased segment income by $48.0 million versus the prior year. These increases were modestly offset by a $5.8 million decline in Securities segment income.
Commercial Hedging segment income increased 32%, to $96.4 million, primarily as a result of strong growth in both exchange-traded and OTC revenues as well as a $9.5 million increase in interest income. A $1.3 million increase in interest expense was partially offset by a $0.7 million decline in non-variable direct expenses compared to the prior year.
CES segment income increased 59%, to $48.3 million, primarily as a result of the increase in operating revenues, most notably a 60% increase in our Exchange-Traded Futures & Options business, driven by a 35% increase in exchange-traded volumes as well as an $11.5 million increase in interest income. In addition, cost savings initiatives in our FX Prime Brokerage and Correspondent Clearing businesses resulted in a $4.1 million decline in non-variable direct expenses in this segment.
Global Payments segment income increased 18%, to $59.8 million, primarily as a result of the increase in operating revenues, driven by a 13% increase in the average revenue per trade versus the prior year period. In addition, introducing broker commissions declined $2.6 million versus the prior year, which was partially offset by a $1.4 million increase in non-variable direct expenses.
Segment income in Physical Commodities was $16.6 million in fiscal 2018 compared to a segment loss of $31.4 million in the prior year. Segment income in the prior year includes a $47.0 million charge to earnings for an allowance for doubtful accounts recorded in the fourth quarter of 2017 related to our physical coal business, discussed further below. Fiscal 2018 segment income includes a related $1.0 million charge to earnings, recorded in the first quarter of fiscal 2018 upon our exit of the physical coal business.
While operating revenues in our Securities segment increased 29%, segment income declined $5.8 million, impacted by weaker performance in our domestic institutional fixed income business including a $17.8 million increase in interest expense which more than offset the growth in operating revenues in that business. In addition, difficult market conditions led to a decline in performance in our Argentinian operations versus the prior year. Also, the prior year period included a $2.5 million realized gain on the sale of exchange shares in Argentina.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 61% of total expenses in fiscal 2018 compared to 53% in the prior year period. Non-variable expenses declined $30.7 million versus the prior year, however excluding the bad debt on physical coal, non-variable expenses increased $15.3 million year-over-year.

The fiscal 2018 results include $5.5 million in operating revenues, presented in ‘trading gains, net’, related to economic hedges in place against the effect of the devaluation of the Argentine peso on our Argentine operations. The Argentine peso has historically served as our functional currency in the Argentine operations, and as such the revaluation of the net assets of our Argentine subsidiaries was recorded as a component of accumulated other comprehensive loss, net in the consolidated balance sheets. Recently, the Argentinian economy was determined to be highly inflationary and as such, beginning July 1, 2018, the functional currency for our Argentine subsidiaries is the U.S. dollar and prospectively the corresponding revaluations of the net assets of these subsidiaries are recorded in earnings each quarter in the consolidated income statements while the highly inflationary designation continues.
Finally, during fiscal 2018 we recorded a $2.0 million gain related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding. Please see Note 11 - Commitments and Contingencies for additional information on the Sentinel litigation.
Net income increased $49.1 million to $55.5 million in fiscal 2018 compared to fiscal 2017, primarily related to the growth in operating revenues as well as the reduction in bad debt related to physical coal discussed below. Net income in fiscal 2018 includes an estimated one-time income tax charge of $19.8 million related to the enactment of the Tax Reform. This charge is related to the re-measurement of our deferred tax assets and liabilities arising from a lower U.S. corporate tax rate and shift to a territorial tax regime as well as a charge related to the deemed repatriation of unremitted earnings of foreign subsidiaries. Excluding the impact of Tax Reform, net income in fiscal 2018, would have been $75.3 million.
Bad Debt on Physical Coal
During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, we recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid and payable by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts.
We received an acknowledgment of debt and a note from the supplier, however, there is substantial uncertainty as to whether the supplier will be able to meet its financial obligations to us and as to the timing of any recovery. We continue to pursue all legal avenues available to us regarding this matter. We have presented the bad debt on physical coal separately as a component of income from operations in our consolidated income statements. We have completed our exit of the physical coal business. INTL Asia Pte. Ltd. was recapitalized following the bad debt in order for its other businesses to operate in normal course.
On November 22, 2018, we reached a settlement with a client, paying $5.1 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017, and accordingly we will record a recovery on the bad debt on physical coal of $1.7 million in the three months ending December 31, 2018.

Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2018, 2017, and 2016.
Financial Overview
The following table shows an overview of our financial results:

(Unaudited)	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Revenues:
Sales of physical commodities	$26,682.4	(7)%	$28,673.3	103%	$14,112.0
Trading gains, net	389.1	17%	332.2	3%	321.2
Commission and clearing fees	356.8	26%	283.4	26%	224.3
Consulting, management and account fees	71.1	9%	65.0	54%	42.2
Interest income	123.3	77%	69.7	26%	55.2
Total revenues	27,622.7	(6)%	29,423.6	99%	14,754.9
Cost of sales of physical commodities	26,646.9	(7)%	28,639.6	103%	14,083.9
Operating revenues	975.8	24%	784.0	17%	671.0
Transaction-based clearing expenses	179.7	32%	136.3	5%	129.9
Introducing broker commissions	133.8	18%	113.0	64%	68.9
Interest expense	80.7	92%	42.1	49%	28.3
Net operating revenues	581.6	18%	492.6	11%	443.9
Compensation and other expenses	337.7	14%	295.7	12%	263.9
Bad debts	3.1	(28)%	4.3	(2)%	4.4
Bad debt on physical coal	1.0	n/m	47.0	n/m	—
Other expenses	140.3	8%	130.4	20%	109.1
Total compensation and other expenses	482.1	1%	477.4	26%	377.4
Other gains	2.0	n/m	—	n/m	6.2
Income before tax	$101.5	568%	$15.2	(79)%	$72.7
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	129,486.5	31%	99,148.4	(1)%	99,667.4
OTC (contracts, 000’s)	1,582.9	12%	1,410.0	2%	1,380.8
Global Payments (# of payments, 000’s)	639.5	(1)%	648.9	46%	444.9
Gold equivalent ounces traded (000’s)	251,530.2	83%	137,235.3	49%	92,073.7
Equity Capital Markets (gross dollar volume, millions)	$117,771.7	34%	$87,789.8	(1)%	$88,518.8
Debt Capital Markets (gross dollar volume, millions)	$134,032.0	1%	$133,352.3	24%	$107,747.4
FX Prime Brokerage volume (U.S. notional, millions)	$401,116.9	(35)%	$620,917.8	7%	$580,426.9
Average assets under management in Argentina (U.S. dollar, millions)	$424.9	(25)%	$564.9	—%	$562.4
Average client equity - futures and options (millions)	$2,180.4	8%	$2,015.9	7%	$1,878.7

Operating Revenues
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 24% to a record $975.8 million in fiscal 2018 compared to $784.0 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the largest growth coming in our CES segment which added $72.6 million in operating revenues. In addition, Commercial Hedging segment operating revenues increased $42.1 million, while operating revenues in our Securities segment added $44.5 million versus the prior year. Our Physical Commodities and Global Payment segments grew $12.1 million and $10.0 million, respectively.
Operating revenues for the prior year included a $5.9 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy, while fiscal 2018 includes no unrealized gain/losses on this program as all interest rate swaps and U.S. Treasury notes were liquidated during fiscal 2017. On a segment basis, these unrealized losses were reported in the Corporate unallocated segment, while the amortized earnings on these investments were included in the Commercial Hedging and CES segments.
Operating revenues in our CES segment increased 28% to $332.4 million in fiscal 2018, primarily as a result of 60% growth in Exchange-Traded Futures & Options revenues, to $183.4 million, driven by increases in contract volumes, the average rate per contract earned and a $11.6 million, or 138%, increase in interest income. Our Correspondent Clearing business added $2.1 million versus the prior year, while the Derivative Voice Brokerage and Independent Wealth Management businesses added $1.5 million and $1.0 million in operating revenues, respectively compared to the prior year. These increases were modestly offset by a $0.5 million decline in our FX Prime Brokerage business.
Operating revenues in Commercial Hedging increased 17% in fiscal 2018 to $286.7 million, as exchange-traded revenues increased $14.4 million and OTC revenues increased $17.6 million. Client exchange-traded volumes increased 16%, driven by increased activity from clients in the domestic grain and energy and renewable fuels markets, as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees. OTC revenues increased as a result of both a 12% increase in OTC volumes and a 10% increase in the average rate per contract compared to the prior year. These increases were driven by increased activity from Brazilian agricultural clients as well as increased activity in food service, dairy and soft commodity markets. In addition, interest income in this segment increased $9.5 million, or 71%, as a result of an increase in short term interest rates on relatively flat average client equity balances.
Operating revenues in our Global Payments segment increased 11% in fiscal 2018 to a record $99.2 million, as a result of a 13% increase in the average revenue per trade. The number of global payments made declined 1% as certain commercial clients switched from doing individual high volume but low value payments through our platform, to doing aggregated higher value funding payments on our platform. Irrespective of this, we experienced increased volumes of payments made by financial institutions, governmental and non-governmental organizations and other commercial clients versus the prior year.
Our Physical Commodity segment operating revenues increased 27% to $56.9 million in fiscal 2018, primarily as a result of an $8.3 million increase in Physical Ag & Energy operating revenues as well as a $3.8 million increase in Precious Metals operating revenues.
Operating revenues in our Securities segment increased 29% to $196.2 million in fiscal 2018 compared to the prior year. Our Equity Capital Markets business, which we formerly referred to as Equity Market-Making, increased 64%, to $93.2 million, as the gross dollar volume traded increased 35% as a result of increased market volatility, the on-boarding of new clients and increased market share. Operating revenues in our Debt Capital Markets business, which now includes both our Debt Trading and Investment Banking businesses discussed in prior filings, increased 15%, to $95.3 million versus the prior year, with increases in activity in our municipal securities business as well as an increase in interest income in our domestic institutional fixed income business, partially offset by lower operating revenues in Argentina. The prior year period included a $2.5 million realized gain on the sale of exchange shares in Argentina. Asset Management operating revenues declined 35% to $7.7 million in fiscal 2018, as the average assets under management declined 25%. Our Securities segment operating revenues benefited from a $26.7 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Overall interest income increased $53.6 million to $123.3 million in fiscal 2018 compared to prior year, primarily driven by the $26.7 million increase in our Securities segment interest income. In addition, average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments increased 8% to $2.2 billion in fiscal 2018 compared to the prior year, which combined with an increase in short term interest rates resulted in an aggregate $21.1 million increase in interest income in these businesses. Included in interest income in the prior year period was a $4.8 million unrealized loss on U.S. Treasury notes held as part of our interest rate management strategy.
Finally, operating revenues for fiscal 2018 include gains of $5.5 million related to economic hedges in place against the effect of the devaluation of the Argentina Peso on our Argentine operations, reported in the Corporate unallocated segment.

See Segment Information below for additional information on activity in each of the segments.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 17% to $784.0 million in fiscal 2017 compared to $671.0 million in the prior year. Operating revenue growth was driven by a $108.7 million increase in our CES segment, primarily as a result of incremental operating revenues from our recent acquisitions. In addition, Global Payments and Commercial Hedging operating revenues increased $16.0 million and $8.5 million, respectively. Physical Commodities segment operating revenues increased $8.2 million versus the prior year. Offsetting this revenue growth was a $23.5 million decline in operating revenues within our Securities segment.
Operating revenues for fiscal 2017 included a $5.9 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. The prior year period included a $0.7 million pre-tax unrealized loss on interest rate swaps and U.S. Treasury notes held as part of our interest rate management strategy. On a segment basis, these unrealized losses were reported in the Corporate unallocated segment, while the amortized earnings on these investments were included in the Commercial Hedging and CES segments. During fiscal 2017, we liquidated our interest rate swap and U.S. Treasury note positions, held as part of the strategy, due to scheduled maturities as well as the close-outs of profitable positions as we determined there was no longer a sufficient interest rate spread between short-term and medium term rates.
Operating revenues in our CES segment increased 72% to $259.8 million in fiscal 2017, primarily as a result of the acquisition of the Sterne Agee Correspondent Clearing and Independent Wealth Management businesses at the beginning of the fourth quarter of fiscal 2016, which added an incremental $75.3 million in operating revenues in fiscal 2018. Also contributing to the revenue growth was the acquisition of ICAP plc’s London-based EMEA oil voice brokerage business, at the beginning of the first quarter of fiscal 2017, which contributed $26.7 million to fiscal 2018 operating revenues. The Exchange-Traded Futures & Options business added $8.8 million in operating revenues primarily as a result of an increase in the average rate per contract, while the FX Prime Brokerage business declined $2.3 million, despite a 7% increase in client volumes as spreads narrowed in this business.
Operating revenues in our Global Payments segment increased 22% in fiscal 2017 to $89.2 million, as a result of a 46% increase in the number of global payments made which was partially offset by a narrowing of spreads in this business due to an increase in volume of smaller transactions from financial institutions.
Operating revenues in Commercial Hedging increased 4% in fiscal 2017 to $244.6 million, primarily driven by a $4.8 million increase in interest income. In addition, exchange-traded revenues increased $4.3 million, while OTC revenues declined $1.5 million. An increase in agricultural and energy and renewable fuels revenues drove the increase in exchange-traded revenues.
Our Physical Commodity segment operating revenues increased 22% to $44.8 million, as a result of a $6.0 million increase in Physical Ag & Energy operating revenues, while Precious Metals added $2.2 million in operating revenues.
Operating revenues in our Securities segment declined 13% to $151.7 million in fiscal 2017 compared to the prior year. The Debt Capital Markets and Asset Management businesses declined $11.5 and $6.3 million, respectively, as the prior year period reflected strong performance in our Argentine operations in these businesses following the devaluation of the Argentine Peso in December 2015. Investment Banking, now included within Debt Capital Markets, had a decline in operating revenues of $1.0 million due both to weaker results in Argentina and management’s decision to exit our domestic investment banking business. In addition, Equity Capital Markets operating revenues declined $5.7 million as a result of a narrowing of spreads due to lower market volatility.
Overall interest income increased $14.5 million to $69.7 million in fiscal 2017 compared to prior year, primarily driven a $6.4 million increase in Debt Capital Markets interest income. In addition, average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments increased 7% to $2.0 billion in fiscal 2018 compared to the prior year, which combined with an increase in short term interest rates resulted in an aggregate $8.1 million increase in interest income in these businesses. In addition, the acquisition of the Sterne Agee Correspondent Clearing business added an incremental $3.9 million in interest income. These increases in interest income were partially offset by a $5.5 million decline in the mark-to-market valuation on U.S. Treasury notes.

Interest and Transactional Expenses
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 32% to $179.7 million in fiscal 2018 compared to $136.3 million in fiscal 2017, and were 18% of operating revenues in fiscal 2018 compared to 17% in fiscal 2017. The increase in expense is primarily related to higher volumes in our Financial Ag & Energy, Exchange-Traded Futures & Options and Equity Capital Markets components, partially offset by lower costs in our LME Metals, FX Prime Brokerage and Correspondent Clearing components.
Introducing broker commissions: Introducing broker commissions increased 18% to $133.8 million in fiscal 2018 compared to $113.0 million in fiscal 2017, and were 14% of operating revenues in fiscal 2018 and fiscal 2017. The increase in expense is primarily due to increased business activity and improved performance in our Exchange-Traded Futures & Options and Financial Ag & Energy components, partially offset by lower costs in Global Payments and Equity Capital Markets.
Interest expense: Interest expense increased 92% to $80.7 million in fiscal 2018 compared to $42.1 million in fiscal 2017. During fiscal 2018 and fiscal 2017, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $70.5 million and $32.7 million, respectively, and interest expense related to corporate funding purposes was $10.2 million and $9.4 million, respectively.
The increase in interest expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $17.8 million, and the increased activity of our securities lending business, started up during fiscal 2017 in our Equity Capital Markets component, which resulted in higher interest expense of $11.9 million. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options and Financial Ag & Energy components. Additionally, higher short-term rates along with higher average borrowings outstanding on our physical commodities financing facilities resulted in increased expense.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Transaction-based clearing expenses: Transaction-based clearing expenses increased 5% to $136.3 million in fiscal 2017 compared to $129.9 million in fiscal 2016, and were 17% of operating revenues in fiscal 2017 compared to 19% in fiscal 2016. The increase in expense is primarily related to the activity of the Sterne Agee correspondent clearing and independent wealth management businesses, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, resulting in higher expense of $4.7 million. Additionally, increased activity across our Exchange-Traded Futures & Options and Financial Ag & Energy components contributed to the higher costs, partially offset by lower ADR conversion fees in our Equity Capital Markets component and lower Debt Capital Markets transactional fees. The decrease in transaction-based clearing expenses as a percentage of operating revenue is primarily related to the impact of the incremental revenues from these acquired businesses, as well as the acquired oil voice brokerage business.
Introducing broker commissions: Introducing broker commissions increased 64% to $113.0 million in fiscal 2017 compared to $68.9 million in fiscal 2016, and were 14% of operating revenues in fiscal 2017 compared to 10% in fiscal 2016. The increase in expense is primarily related to the activity of the Sterne Agee independent wealth management business, acquired during the fourth quarter of fiscal 2016 and thus only three months of expenses were included in fiscal 2016, resulting in higher expense of $42.1 million. Also, we experienced an increase in introducing broker commissions in our Exchange-Traded Futures & Options and Financial Ag & Energy components, partially offset by decreased in our Debt Capital Markets business in Argentina, and lower broker commissions in our Investment Banking component as we exited the domestic investment banking business during fiscal 2016.
Interest expense: Interest expense increased 49% to $42.1 million in fiscal 2017 compared to $28.3 million in fiscal 2016. During fiscal 2017 and fiscal 2016, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $32.7 million and $19.5 million, respectively, and interest expense related to corporate funding purposes was $9.4 million and $8.8 million, respectively.
The increase in interest expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $8.0 million. Additionally, increased credit line capacity and higher average borrowings outstanding on our corporate credit facility, available for working capital needs, and our physical commodity financing facility resulted in increased expense. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options component, as well as incremental interest related to our stock lending business started up during fiscal 2017 in our Equity Capital Markets component.

Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess the performance of our operating segments. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Net operating revenues increased $89.0 million, or 18%, to $581.6 million in fiscal 2018 compared to $492.6 million in fiscal 2017.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Net operating revenues increased $48.7 million, or 11%, to $492.6 million in fiscal 2017 compared to $443.9 million in fiscal 2016.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$163.6	4%	$157.0	24%	$126.5
Variable compensation and benefits	174.1	26%	138.7	1%	137.4
	337.7	14%	295.7	12%	263.9
Other non-compensation expenses:
Trading systems and market information	34.7	1%	34.4	23%	28.0
Occupancy and equipment rental	16.5	9%	15.2	14%	13.3
Professional fees	18.1	19%	15.2	9%	14.0
Travel and business development	13.8	4%	13.3	16%	11.5
Non-trading technology and support	13.9	20%	11.6	63%	7.1
Depreciation and amortization	11.6	18%	9.8	20%	8.2
Communications	5.4	8%	5.0	6%	4.7
Bad debts	3.1	(28)%	4.3	(2)%	4.4
Bad debt on physical coal	1.0	(98)%	47.0	n/m	—
Other expense	26.3	2%	25.9	16%	22.3
	144.4	(21)%	181.7	60%	113.5
Total compensation and other expenses	$482.1	1%	$477.4	26%	$377.4
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Compensation and Other Expenses: Compensation and other expenses increased $4.7 million, or 1%, to $482.1 million in fiscal 2018 compared to $477.4 million in fiscal 2017.
Compensation and Benefits: Total compensation and benefits expenses increased 14% to $337.7 million in fiscal 2018 compared to $295.7 million in fiscal 2017. Total compensation and benefits were 35% of operating revenues in fiscal 2018 compared to 38% of operating revenues in fiscal 2017. The variable portion of compensation and benefits increased 26% to $174.1 million in fiscal 2018 compared to $138.7 million in fiscal 2017. Variable compensation and benefits were 30% of net operating revenues in fiscal 2018 compared to 28% in fiscal 2017. Administrative, centralized operations and executive incentive compensation was $24.6 million in fiscal 2018 compared to $16.7 million in fiscal 2017, primarily due to current year performance, as there was no executive team incentive compensation in fiscal 2017 due to the bad debt on physical coal.
The fixed portion of compensation and benefits increased 4% to $163.6 million in fiscal 2018 compared to $157.0 million in fiscal 2017. Non-variable salaries increased $3.2 million, or 3%, primarily across operations and administrative areas. Contract labor costs increased $0.8 million. Employee benefits, excluding share-based compensation, increased $4.1 million in fiscal 2018, primarily related to higher accruals for executive management related to a cash-based long-term incentive plan and higher employer payroll and retirement costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $6.6 million in fiscal 2018 compared to $6.3 million in fiscal 2017. The number of employees increased 6% to 1,701 at the end of fiscal 2018 compared to 1,607 at the end of fiscal 2017.
Other Non-Compensation Expenses: Other non-compensation expenses decreased by 21% to $144.4 million in fiscal 2018 compared to $181.7 million in fiscal 2017. Professional fees increased 19%, primarily due to higher legal fees related to the bad debt on physical coal and higher consulting fees primarily related to administrative system evaluations. Depreciation and amortization increased primarily due to depreciation of the new trading system for certain OTC commodities business activities, placed in service during the fourth quarter of fiscal 2017.
Excluding the bad debt on physical coal discussed below, bad debts decreased $1.2 million year-over-year. During fiscal 2018, bad debts were $3.1 million, primarily related to $2.8 million of agricultural OTC client account deficits in our Commercial Hedging segment and $0.4 million of exchange-traded client account deficits in our Clearing & Execution Services segment. During fiscal 2017, bad debts were $4.3 million, primarily related to $3.9 million in LME Metals client deficits in our Commercial Hedging segment and $0.2 million of uncollectible client receivables in our Physical Ag & Energy and Derivative Voice Brokerage components.
Bad Debt on Physical Coal: During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, we recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to the bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. We have completed our exit of the physical coal business.
Other Gains: The fiscal 2018 results include a contingent gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding. Please see Note 11 - Commitments and Contingencies for additional information on the Sentinel litigation.
Income Taxes: The effective income tax rate on income from operations was 45% in fiscal 2018 compared to 58% in fiscal 2017. The discrete expense of $19.8 million related to the Tax Reform increased the effective tax rate by 20%. The effective tax rate for fiscal 2018 excluding the impacts of Tax reform was 26%. The effective tax rate decreased 0.5% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. Our effective income tax rate during fiscal 2017 was significantly higher than the U.S. federal statutory rate primarily due to the bad debt on our physical coal business in Singapore being taxed at a lower rate resulting in less of a benefit to offset taxable earnings in other jurisdictions. Excluding the impact of the bad debt on physical coal, our effective tax rates was 20.7% in fiscal 2017. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
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
Excluding the bad debt on physical coal discussed below, bad debts decreased $0.1 million year-over-year. During fiscal 2017, bad debts were $4.3 million, primarily related to $3.9 million in LME Metals client deficits in our Commercial Hedging segment and $0.2 million of uncollectible client receivables in our Physical Ag & Energy and Derivative Voice Brokerage components. During fiscal 2016, bad debts were $4.4 million, primarily related to $3.6 million of client deficits in our Commercial Hedging segment, $0.4 million of uncollectible client receivables in our Physical Ag & Energy component and $0.4 million of uncollectible service fees and notes in our Securities segment.
Bad Debt on Physical Coal: During the fourth quarter of fiscal 2017, we recorded a charge to earnings of $47.0 million, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts.
We purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to clients’ vessels. We took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto clients’ vessels. The logistics related to the delivery of coal to the clients’ vessels was out-sourced to our coal supplier, and we determined that certain purchased coal was not delivered to our clients’ vessels during the fourth quarter ended September 30, 2017. Furthermore, we determined that our supplier was unable to deliver such purchased coal to our clients. Demurrage claims, dead freight, and other penalty charges paid and payable by INTL Asia Pte. Ltd. to its clients were due to be reimbursed by our supplier based on transaction agreements with our supplier. Subsequent to the end of the fourth quarter ended September 30, 2017, we determined our supplier was unable to make this reimbursement.
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
We exited the physical coal business. All remaining open sales contracts have been canceled. There were no long-lived or intangible assets related to the physical coal business, and accordingly no impairment charges were recorded. The loss has not adversely affected our on-going profitability as the physical coal business had not contributed significantly to income from operations. Additional exit costs were not material to our consolidated financial statements. INTL Asia Pte. Ltd. was recapitalized following the bad debt in order for its other businesses to operate in normal course.
On November 22, 2018, we reached a settlement with a client, paying $5.1 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017, and accordingly we will record a recovery on the bad debt on physical coal of $1.7 million in the three months ending December 31, 2018.
Other Gains: In the fiscal fourth quarter of 2016, we acquired the correspondent securities clearing and independent wealth management businesses of Sterne Agee. The purchase price of $45.0 million represented a discount to the preliminary allocation of fair value to the net assets of the Sterne entities. The $6.2 million discount in the purchase price compared to the preliminary allocation of fair value to the net assets at closing was reflected as an “other gain” in the Consolidated Income Statement for fiscal 2016.
Income Taxes: The effective income tax rate on income from operations was 58% in fiscal 2017 compared to 25% in fiscal 2016. Our effective income tax rate during fiscal 2017 was significantly higher than the U.S. federal statutory rate primarily due to the bad debt on our physical coal business in Singapore being taxed at a lower rate resulting in less of a benefit to offset taxable earnings in other jurisdictions. Excluding the impact of the bad debt on physical coal, our effective tax rates was 20.7%

in fiscal 2017. Our effective income tax rate in fiscal 2016 was lower than the U.S federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions as well as the impact of the bargain purchase gain on the acquired businesses from Sterne Agee. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Compensation and benefits:
Fixed compensation and benefits	$63.9	7%	$59.7	31%	$45.4
Variable compensation and benefits	22.4	51%	14.8	(44)%	26.5
	86.3	16%	74.5	4%	71.9
Other non-compensation expenses:
Trading systems and market information	3.0	15%	2.6	37%	1.9
Occupancy and equipment rental	16.5	9%	15.1	14%	13.2
Professional fees	10.5	25%	8.4	8%	7.8
Travel and business development	3.3	3%	3.2	33%	2.4
Non-trading technology and support	10.9	27%	8.6	51%	5.7
Depreciation and amortization	9.3	13%	8.2	22%	6.7
Communications	5.0	11%	4.5	10%	4.1
Other expense	17.4	43%	12.2	(13)%	14.0
	75.9	21%	62.8	13%	55.8
Total compensation and other expenses	$162.2	18%	$137.3	8%	$127.7
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Total unallocated costs and other expenses increased $24.9 million to $162.2 million in fiscal 2018 compared to $137.3 million in fiscal 2017. Compensation and benefits increased $11.8 million, or 16% to $86.3 million in fiscal 2018 compared to $74.5 million in fiscal 2017.
During fiscal 2018, the increase in compensation and benefits is primarily related to accruals for executive management for incentives based on current year performance, as well as a cash-based long-term incentive plan. Additionally, there were no executive team incentive compensation in fiscal 2017 due to the bad debt on physical coal. The increase in other expense is primarily related to our internal bi-annual global sales meeting held during January 2018.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Total unallocated costs and other expenses increased $9.6 million to $137.3 million in fiscal 2017 compared to $127.7 million in fiscal 2016. Compensation and benefits increased $2.6 million, or 4% to $74.5 million in fiscal 2017 compared to $71.9 million in fiscal 2016.
During fiscal 2017, the increase in fixed compensation and benefits is primarily related to the incremental unallocated costs from the acquisition of the Sterne Agee correspondent clearing and independent wealth management businesses and increases in several administrative departments, most notably our information technology department. The decrease in variable compensation and benefits is primarily related to lower performance in fiscal 2017, primarily due to the bad debt on physical coal, and its impact on executive incentive compensation.

Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2018	% of Total	2017	% of Total	2016	% of Total
Variable compensation and benefits	$174.1	22%	$138.7	19%	$137.4	24%
Transaction-based clearing expenses	179.7	23%	136.3	19%	129.9	23%
Introducing broker commissions	133.8	16%	113.0	15%	68.9	11%
Total variable expenses	487.6	61%	388.0	53%	336.2	58%
Fixed compensation and benefits	163.6	21%	157.0	22%	126.5	22%
Other fixed expenses	140.3	18%	130.4	18%	109.1	19%
Bad debts	3.1	—%	4.3	1%	4.4	1%
Bad debt on physical coal	1.0	—%	47.0	6%	—	—%
Total non-variable expenses	308.0	39%	338.7	47%	240.0	42%
Total non-interest expenses	$795.6	100%	$726.7	100%	$576.2	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2018, 2017, and 2016.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 61% in fiscal 2018, 53% in fiscal 2017 and 58% in fiscal 2016.
The decline in the percentage of variable expenses in fiscal 2017 was primarily due to the Bad Debt on Physical Coal - see the discussion in the Executive Summary previously discussed for additional information.
Segment Information
Our business activities are managed as operating segments and organized into reportable segments as follows:

INTL FCStone Inc.

Commercial Hedging	Global Payments	Securities	Physical Commodities	Clearing and Execution Services (“CES”)
Components:	Component:	Components:	Components:	Components:
- Financial Ag & Energy	- Global Payments	- Equity Capital Markets	- Precious Metals	- Exchange-Traded Futures & Options
- LME Metals		- Debt Capital Markets	- Physical Ag & Energy	- FX Prime Brokerage
		- Asset Management		- Correspondent Clearing
- Independent Wealth Management
- Derivative Voice Brokerage
We report our operating segments based on services provided to clients. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenues less direct cost of sales, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expense and related charges, base salaries and an overhead allocation.

Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational charges, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2018	% of Operating Revenues	2017	% of Operating Revenues	2016	% of Operating Revenues
Revenues:
Sales of physical commodities	$26,682.4		$28,673.3		$14,112.0
Trading gains, net	377.8		329.4		318.7
Commission and clearing fees	357.5		282.9		224.2
Consulting, management and account fees	69.1		63.8		41.0
Interest income	131.5		80.3		60.2
Total revenues	27,618.3		29,429.7		14,756.1
Cost of sales of physical commodities	26,646.9		28,639.6		14,083.9
Operating revenues	971.4	100%	790.1	100%	672.2	100%
Transaction-based clearing expenses	178.7	18%	133.9	17%	126.8	19%
Introducing broker commissions	133.7	14%	112.9	14%	68.9	10%
Interest expense	77.1	8%	34.3	4%	20.8	3%
Net operating revenues	581.9		509.0		455.7
Variable direct compensation and benefits	149.5	15%	122.0	15%	108.7	16%
Net contribution	432.4		387.0		347.0
Fixed compensation and benefits	84.2		83.5		68.0
Other fixed expenses	82.2		83.2		68.6
Bad debts	3.1		4.3		4.4
Bad debt on physical coal	1.0		47.0		—
Total non-variable direct expenses	170.5	18%	218.0	28%	141.0	21%
Segment income	$261.9		$169.0		$206.0
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
The net contribution of all our business segments increased 12% to $432.4 million in fiscal 2018 compared to $387.0 million in fiscal 2017. Segment income increased 55% to $261.9 million in fiscal 2018 compared to $169.0 million in fiscal 2017.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
The net contribution of all our business segments increased 12% to $387.0 million in fiscal 2017 compared to $347.0 million in fiscal 2016. Segment income decreased 18% to $169.0 million in fiscal 2017 compared to $206.0 million in fiscal 2016.
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
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the LME. Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial clients who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	132.3	15%	114.8	(3)%	118.7
Commission and clearing fees	116.2	14%	101.8	7%	95.1
Consulting, management and account fees	15.4	5%	14.7	7%	13.8
Interest income	22.8	71%	13.3	56%	8.5
Total revenues	286.7	17%	244.6	4%	236.1
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	286.7	17%	244.6	4%	236.1
Transaction-based clearing expenses	36.9	24%	29.8	7%	27.9
Introducing broker commissions	21.5	8%	19.9	2%	19.6
Interest expense	1.9	217%	0.6	50%	0.4
Net operating revenues	226.4	17%	194.3	3%	188.2
Variable direct compensation and benefits	61.7	18%	52.5	(2)%	53.8
Net contribution	164.7	16%	141.8	6%	134.4
Fixed compensation and benefits	31.1	4%	29.8	1%	29.4
Other fixed expenses	34.4	(3)%	35.4	8%	32.7
Bad debts	2.8	(26)%	3.8	6%	3.6
Non-variable direct expenses	68.3	(1)%	69.0	5%	65.7
Segment income	$96.4	32%	$72.8	6%	$68.7
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$78.1	9%	$71.8	3%	$69.6
Energy and renewable fuels	8.6	28%	6.7	18%	5.7
LME metals	49.0	(2)%	50.1	1%	49.5
Other	14.6	100%	7.3	7%	6.8
	$150.3	11%	$135.9	3%	$131.6
Selected data:
Futures and options (contracts, 000’s)	27,586.8	16%	23,785.7	4%	22,810.2
Average rate per contract	$5.36	(4)%	$5.61	(1)%	$5.66
Average client equity - futures and options (millions)	$938.0	—%	$938.1	2%	$923.6

	OTC
	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Transactional revenues (in millions):
Agricultural	$76.0	42%	$53.4	1%	$52.9
Energy and renewable fuels	14.6	(21)%	18.4	(5)%	19.4
Other	7.7	(13)%	8.9	(10)%	9.9
	$98.3	22%	$80.7	(2)%	$82.2
Selected data:
Volume (contracts, 000’s)	1,582.9	12%	1,410.0	2%	1,380.8
Average rate per contract	$60.08	10%	$54.61	(5)%	$57.50
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 17% to $286.7 million in fiscal 2018 compared to $244.6 million in fiscal 2017. Exchange-traded revenues increased 11% to $150.3 million in fiscal 2018, driven by increased activity from clients in the domestic grain and energy and renewable fuels markets as well as an increase in exchange-traded revenues from omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other’ category above. Those increases were partially offset by a modest decline in LME metals. Overall exchange-traded contract volume increased 16%, while the average rate per contract declined to $5.36.
OTC revenues increased 22%, to $98.3 million in fiscal 2018 driven by both a 12% increase in OTC volumes and a 10% increase in the average rate per contract compared to the prior year. OTC volumes grew to 1.58 million contracts in fiscal 2018 compared to 1.41 million in fiscal 2017, driven by growth in agricultural commodity markets, primarily with Brazilian grain clients as well as increased activity in food service and dairy markets and soft commodities. These increases were offset by lower interest rate swap, energy and renewable fuels revenues.
Consulting, management and account fees increased 5% to $15.4 million in fiscal 2018 compared to $14.7 million in fiscal 2017 while interest income increased 71%, to $22.8 million, in fiscal 2018 compared to $13.3 million in fiscal 2017. The increase in interest income was driven by an increase in short term interest rates, as average client equity was relatively flat with the prior fiscal year at $938.0 million.
Segment income increased 32% to $96.4 million in fiscal 2018 compared to $72.8 million in fiscal 2017, driven by the growth in operating revenues and a $1.0 million reduction in bad debt expense. This growth was partially offset by a $1.3 million increase in interest expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 42% in fiscal 2018 and fiscal 2017.
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
Consulting, management and account fees increased 6% to $14.6 million in fiscal 2017 compared to $13.8 million in fiscal 2016 while interest income, increased 56%, to $13.3 million in fiscal 2017 compared to $8.5 million in fiscal 2016. The increase in interest income is driven by an increase in short term interest rates as well as a 2% increase in average client equity.
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
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental and government organizations. We offer payments services in more than 170 countries and 140 currencies, which we believe is more than any other payments solution provider, and provide transparent pricing.
Our proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and we believe it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows clients to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of approximately

300 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	95.0	10%	86.7	22%	71.1
Commission and clearing fees	3.9	56%	2.5	19%	2.1
Consulting, management and account fees	0.2	—	—	—	—
Interest income	0.1	—	—	—	—
Total revenues	99.2	11%	89.2	22%	73.2
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	99.2	11%	89.2	22%	73.2
Transaction-based clearing expenses	4.3	(7)%	4.6	7%	4.3
Introducing broker commissions	1.2	(68)%	3.8	9%	3.5
Interest expense	0.2	—%	0.2	100%	0.1
Net operating revenues	93.5	16%	80.6	23%	65.3
Variable direct compensation and benefits	18.5	14%	16.2	24%	13.1
Net contribution	75.0	16%	64.4	23%	52.2
Fixed compensation and benefits	6.7	29%	5.2	13%	4.6
Other fixed expenses	8.5	(1)%	8.6	10%	7.8
Bad debts	—	n/m	—	n/m	—
Non-variable direct expenses	15.2	10%	13.8	11%	12.4
Segment income	$59.8	18%	$50.6	27%	$39.8
Selected data:
Global Payments (# of payments, 000’s)	639.5	(1)%	648.9	46%	444.9
Average revenue per trade	$155.12	13%	$137.46	(16)%	$164.53
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 11% to $99.2 million in fiscal 2018 compared to $89.2 million in fiscal 2017. The volume of payments made declined 1%, versus the prior year period while the average revenue per trade increased by 13%. The volume of payments has declined while the average revenue per trade has increased compared to fiscal 2017, as certain commercial clients who had previously transacted their individual high-volume but low-value payments through our platform, opened their own bank accounts in certain countries to which we had made payments into on their behalf. Although this process change may lower our number of payments, we still provide the foreign currency funding payments into these clients’ accounts on an aggregated basis in these countries, which reduces our overall variable expenses due to the lower number of payments made. Overall, operating revenues increased in fiscal 2018 compared to fiscal 2017 as a result of an increase in both the number of active clients and the dollar value of the payments made versus the prior year.
Segment income increased 18% to $59.8 million in fiscal 2018 compared to $50.6 million in fiscal 2017. This increase primarily resulted from the increase in operating revenues and a decline in variable introducing broker commissions, partially offset by a $1.4 million increase in non-variable direct expenses versus the prior year period, driven in large part by higher non-variable compensation and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues was 24% in fiscal 2018 compared to 28% in fiscal 2017.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 22% to $89.2 million in fiscal 2017 compared to $73.2 million in fiscal 2016. The volume of payments made increased by 46%, as we continue to benefit from an increase in financial institutions and other clients utilizing our electronic transaction order system, however this was partially offset by a 16% decrease in the average revenue per trade.

Segment income decreased 27% to $50.6 million in fiscal 2017 compared to $39.8 million in fiscal 2016. The increase primarily resulted from the increase in operating revenues, partially offset by an increase in non-variable direct expenses, primarily in compensation and benefits, trade system costs, and operations charges. Variable expenses, excluding interest, expressed as a percentage of operating revenues was 28% in fiscal 2017 compared to 29% in fiscal 2016.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	94.2	15%	81.7	(25)%	108.6
Commission and clearing fees	19.6	88%	10.4	(3)%	10.7
Consulting, management and account fees	9.7	(29)%	13.6	(22)%	17.5
Interest income	72.7	58%	46.0	20%	38.4
Total revenues	196.2	29%	151.7	(13)%	175.2
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	196.2	29%	151.7	(13)%	175.2
Transaction-based clearing expenses	40.6	66%	24.5	(6)%	26.1
Introducing broker commissions	5.2	(35)%	8.0	(32)%	11.8
Interest expense	55.8	127%	24.6	60%	15.4
Net operating revenues	94.6	—%	94.6	(22)%	121.9
Variable direct compensation and benefits	25.5	34%	19.0	(22)%	24.4
Net contribution	69.1	(9)%	75.6	(22)%	97.5
Fixed compensation and benefits	18.0	(4)%	18.7	7%	17.4
Other fixed expenses	10.3	—%	10.3	—%	10.3
Bad debts	—	n/m	—	(100)%	0.4
Non-variable direct expenses	28.3	(2)%	29.0	3%	28.1
Segment income	$40.8	(12)%	$46.6	(33)%	$69.4

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Operating revenues by product line (in millions):
Equity Capital Markets	$93.2	64%	$56.7	(9)%	$62.4
Debt Capital Markets	95.3	15%	83.1	(12)%	94.6
Asset Management	7.7	(35)%	11.9	(35)%	18.2
	$196.2	29%	$151.7	(13)%	$175.2
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$117,771.7	34%	$87,789.8	(1)%	$88,518.8
Equity Capital Markets revenue per $1,000 traded	$0.67	3%	$0.65	(7)%	$0.70
Debt Capital Markets (principal dollar volume, millions)	$134,032.0	1%	$133,352.3	24%	$107,747.4
Debt Capital Markets revenue per $1,000 traded	$0.71	15%	$0.62	(30)%	$0.88
Average assets under management in Argentina (millions)	$424.9	(25)%	$564.9	—%	$562.4
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 29% to $196.2 million in fiscal 2018 compared to $151.7 million in fiscal 2017.
Operating revenues in Equity Capital Markets, which we formerly referred to as Equity Market-Making, increased 64%, to $93.2 million in fiscal 2018 compared to fiscal 2017, as a result of a 34% increase in the gross dollar volume traded as well as a 3% increase in the average revenue per $1,000 traded. An increase in market volatility led to increases in both the gross dollar volume traded as well as the average revenue per $1,000 traded, while gross dollar volume also benefited from the on-boarding of new clients and an increase in market share. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets, which now includes both our Debt Trading and Investment Banking businesses discussed in prior filings, increased 15% to $95.3 million in fiscal 2018 compared to fiscal 2017, primarily as a result of an increase in interest income in our domestic institutional fixed income business as well as increased activity in our municipal securities businesses. Operating revenues in the prior year period included a $2.1 million gain on the sale of exchange shares held in Argentina. Asset Management operating revenues in fiscal 2018 decreased 35% to $7.7 million in fiscal 2018 versus $11.9 million in fiscal 2017 as a result of difficult market conditions in Argentina. Average assets under management in Argentina were $424.9 million in fiscal 2018 compared to $564.9 million in fiscal 2017.
Segment income decreased 12% to $40.8 million in fiscal 2018 compared to $46.6 million in fiscal 2017, as strong performance in Equity Capital Markets was more than offset by declines in our domestic institutional fixed income business as a result of an increase in interest expense, as well as weaker performance in our Argentine operations in both Debt Capital Markets and Asset Management. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 36% in fiscal 2018 compared to 34% in fiscal 2017, primarily as a result of an increase in transaction-based clearing expenses.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues decreased 13% to $151.7 million in fiscal 2017 compared to $175.2 million in fiscal 2016.
Operating revenues in Equity Capital Markets decreased 9%, to $56.7 million in fiscal 2017 compared to fiscal 2016, as a result of a 7% decline in the average revenue per $1,000 traded as a result of lower market volatility as well as a 1% decline in the gross dollar volume traded. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets decreased 12% to $80.4 million in fiscal 2017 compared to fiscal 2016, primarily as a result of a decline in operating revenue in our Argentina operations compared to the prior year. Our Argentine operations had a strong performance in the prior year as a result of the effect of the devaluation of the Argentine Peso. These declines in Argentina were partially offset by operating revenue growth in our domestic institutional fixed income business. Investment Banking operating revenues declined 27% in fiscal 2017 compared to fiscal 2016, resulting primarily as a result of management’s decision to exit our domestic investment banking business. Asset Management operating revenues in fiscal 2017 decreased 35% to $11.9 million in fiscal 2017 versus $18.2 million in fiscal 2016. Similar to Debt Capital Markets, Asset

Management operating revenues had a strong performance in the prior year as a result of the devaluation of the Argentine Peso. Average assets under management were $564.9 million in fiscal 2017 compared to $562.4 million in fiscal 2016.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Revenues:
Sales of physical commodities	$26,682.4	(7)%	$28,673.3	103%	$14,112.0
Trading gains, net	11.2	460%	2.0	(386)%	(0.7)
Commission and clearing fees	1.8	80%	1.0	—%	1.0
Consulting, management and account fees	1.3	8%	1.2	—%	1.2
Interest income	7.1	3%	6.9	(1)%	7.0
Total revenues	26,703.8	(7)%	28,684.4	103%	14,120.5
Cost of sales of physical commodities	26,646.9	(7)%	28,639.6	103%	14,083.9
Operating revenues	56.9	27%	44.8	22%	36.6
Transaction-based clearing expenses	1.0	25%	0.8	14%	0.7
Introducing broker commissions	0.2	(50)%	0.4	(20)%	0.5
Interest expense	10.9	73%	6.3	62%	3.9
Net operating revenues	44.8	20%	37.3	18%	31.5
Variable direct compensation and benefits	13.0	29%	10.1	25%	8.1
Net contribution	31.8	17%	27.2	16%	23.4
Fixed compensation and benefits	8.0	16%	6.9	28%	5.4
Other fixed expenses	6.3	58%	4.0	(7)%	4.3
Bad debts	(0.1)	(114)%	0.7	75%	0.4
Bad debt on physical coal	1.0	(98)%	47.0	n/m	—
Non-variable direct expenses	15.2	(74)%	58.6	480%	10.1
Segment (loss) income	$16.6	(153)%	$(31.4)	(336)%	$13.3

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Total revenues	$25,779.2	(8)%	$27,958.9	104%	$13,674.2
Cost of sales of physical commodities	25,749.3	(8)%	27,932.8	105%	13,650.3
Operating revenues	$29.9	15%	$26.1	9%	$23.9
Selected data:
Gold equivalent ounces traded (000’s)	251,530.2	83%	137,235.3	49%	92,073.7
Average revenue per ounce traded	$0.12	(37)%	$0.19	(27)%	$0.26

	Physical Ag & Energy
	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Total revenues	$924.5	27%	$725.6	63%	$446.3
Cost of sales of physical commodities	897.5	27%	706.9	63%	433.6
Operating revenues	$27.0	44%	$18.7	47%	$12.7
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 27% to $56.9 million in fiscal 2018 compared to $44.8 million in fiscal 2017.
Precious metals operating revenues increased 15% to $29.9 million in fiscal 2018 compared to $26.1 million in fiscal 2017. Operating revenues increased as a result of an 83% increase in the number of ounces traded, which was partially offset by a 37% decline in the average revenue per ounce traded.
Operating revenues in Physical Ag & Energy increased 44% to $27.0 million in fiscal 2018 compared to $18.7 million in fiscal 2017. The increase in operating revenues is primarily due to continued growth in our U.S. subsidiary FCStone Merchant Services, LLC, resulting in increased transactions in edible oils, industrial feedstock for biodiesel facilities, energy products, cotton and cocoa along with an increase in its commodity financing programs with clients from both existing and new client relationships.
Segment income was $16.6 million in fiscal 2018 compared to a segment loss of $(31.4) million in fiscal 2017. Segment income in fiscal 2018 includes a $1.0 million charge to earnings for an allowance for doubtful accounts recorded in the first quarter of 2018, for bad debt incurred in our physical coal business. The segment loss in fiscal 2017 included a $47.0 million charge to earnings for an allowance for doubtful accounts recorded in the fourth quarter of 2017, for a bad debt incurred in our physical coal business. We have exited the physical coal business, which was conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd. See Executive Summary for additional information related to the Bad Debt on Physical Coal. Variable expenses, excluding interest expense, expressed as a percentage of operating revenues remained unchanged at 25% in fiscal 2018 and fiscal 2017.
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
Operating revenues in Physical Ag & Energy increased 47% to $18.7 million in fiscal 2017 compared to $12.7 million in fiscal 2016. The increase in operating revenues is primarily due to business expansion in our U.S. subsidiary, FCStone Merchant Services, LLC, which had an increase in operating revenues of $6.5 million, or 57%, following an internal restructuring of the business, resulting in increased operating revenues from both existing and new client relationships.
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
Clearing and Execution Services
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in major foreign currency pairs and swap transactions. Through our platform, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of client transactions. Clearing involves the matching of client trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2018, we held $2.6 billion in required client segregated assets, which we believe makes us the third largest non-bank futures commission merchant (“FCM”) in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearer’s in the securities industry, with approximately 60 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2018.
Within this segment, we also maintain what we believe is one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, we provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 well known commercial and institutional clients throughout Europe, the Middle East and Africa.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2018	% Change	2017	% Change	2016
Sales of physical commodities	$—	—	$—	—	$—
Trading gains, net	45.1	2%	44.2	110%	21.0
Commission and clearing fees	216.0	29%	167.2	45%	115.3
Consulting, management and account fees	42.5	24%	34.3	304%	8.5
Interest income	28.8	104%	14.1	124%	6.3
Total revenues	332.4	28%	259.8	72%	151.1
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	332.4	28%	259.8	72%	151.1
Transaction-based clearing expenses	95.9	29%	74.2	9%	67.8
Introducing broker commissions	105.6	31%	80.8	141%	33.5
Interest expense	8.3	219%	2.6	160%	1.0
Net operating revenues	122.6	20%	102.2	109%	48.8
Variable direct compensation and benefits	30.8	27%	24.2	160%	9.3
Net contribution	91.8	18%	78.0	97%	39.5
Fixed compensation and benefits	20.4	(11)%	22.9	73%	13.2
Other fixed expenses	22.7	(7)%	24.4	95%	12.5
Bad debts	0.4	33%	0.3	n/m	—
Non-variable direct expenses	43.5	(9)%	47.6	93%	24.7
Segment income	$48.3	59%	$30.4	105%	$14.8

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
	2018	% Change	2017	% Change	2016
Operating revenues by product line (in millions):
Exchange-Traded Futures and Options	$183.4	60%	$114.9	8%	$106.1
FX Prime Brokerage	18.2	(3)%	18.7	(11)%	20.9
Correspondent Clearing	29.3	8%	27.2	386%	5.6
Independent Wealth Management	73.3	1%	72.3	291%	18.5
Derivative Voice Brokerage	28.2	6%	26.7	n/m	—
	$332.4	28%	$259.8	72%	$151.1
Selected data:
Exchange-traded futures and options (contracts, 000’s)	101.9	35%	75.4	(2)%	76.9
Exchange-traded futures and options average rate per contract	$1.52	16%	$1.31	8%	$1.21
Average client equity - futures and options (millions)	$1,242.4	15%	$1,077.8	13%	$955.1
FX Prime Brokerage volume (U.S. notional, millions)	$401,116.9	(35)%	$620,917.8	7%	$580,426.9
For information about the assets of this segment, see Note 21 to the Consolidated Financial Statements.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 28% to $332.4 million in fiscal 2018 compared to $259.8 million in fiscal 2017.
Operating revenues in our Exchange-Traded Futures and Options business increased 60% to $183.4 million in fiscal 2018 compared to $114.9 million in fiscal 2017 as a result of a 35% increase in exchange-traded volumes and a 16% increase in the average rate per contract. In addition, interest income in the Exchange-Traded Futures & Options business increased $11.5 million to $20.0 million in fiscal 2018 primarily as a result of an increase in short-term rates and a 15% increase in average client equity to $1,242.4 million in fiscal 2018 compared to $1,077.8 million in fiscal 2017.
Operating revenues in our FX Prime Brokerage declined 3% to $18.2 million in fiscal 2018 compared to $18.7 million in fiscal 2017 as a result of a 35% decline in foreign exchange volumes compared to fiscal 2017.
Correspondent Clearing operating revenues increased 8%, to $29.3 million in fiscal 2018 compared to the prior year, primarily driven by a $3.1 million increase in interest income. Operating revenues in Independent Wealth Management increased 1%, to $73.3 million in fiscal 2018 compared to the prior year. Operating revenues in Derivative Voice Brokerage increased 6% versus the prior year to $28.2 million in fiscal 2018.
Segment income increased 59% to $48.3 million in fiscal 2018 compared to $30.4 million in fiscal 2017, primarily as a result of the increase in operating revenues as well as a $4.1 million decline in non-variable direct expenses compared to the prior year period. This decline in non-variable direct expenses, was primarily a result of cost savings initiatives in the FX Prime Brokerage and Correspondent Clearing businesses. Segment income in fiscal 2018 and fiscal 2017 includes a $3.6 million charge to compensation and benefits per the terms of the acquisition of the oil voice brokerage business. Per the terms of the acquisition, this charge terminates at the end of fiscal 2018. Variable expenses, excluding interest, as a percentage of operating revenues were 70% in fiscal 2018 compared to 69% in fiscal 2017.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
Operating revenues increased 72% to $259.8 million in fiscal 2017 compared to $151.1 million in fiscal 2016.
Operating revenues in our Exchange-Traded Futures and Options business increased 8% to $114.9 million in fiscal 2017 compared to $106.1 million in fiscal 2016, despite a 2% decline in exchange-traded volumes as the average rate per contract increased 8%. Interest income in the Exchange-Traded Futures & Options business increased $3.3 million to $8.4 million in fiscal 2017 primarily as a result of an increase in short-term rates and a 13% increase in average client equity to $1,077.8 million in fiscal 2017 compared to $955.1 million in fiscal 2016.
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
INTL FCStone Financial is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, INTL FCStone Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. INTL FCStone Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our clients to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our clients and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. INTL FCStone Financial is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
INTL FCStone Ltd, our U.K. regulated subsidiary, is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
Our wholly owned subsidiary, SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
As of September 30, 2018, we had total equity capital of $505.3 million and outstanding bank loans of $355.2 million.
A substantial portion of our assets are liquid. As of September 30, 2018, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2018, we had deferred tax assets totaling $19.8 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2018 and September 30, 2017 was $3.5 and $4.0 million, respectively. The valuation allowances as of September 30, 2018 and September 30, 2017 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2018 (excluding the mandatory deemed repatriation dividend of foreign subsidiaries accumulated and current earnings and profits), 2017, and 2016 of $(3.7) million, $(20.5) million, and $(9.7) million, respectively. The differences between actual levels of past taxable losses and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $5.0 million that are scheduled to reverse from 2019 to 2021 and $2.5 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized in less than 5 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
Client and Counterparty Credit and Liquidity Risk
Our operations expose us to credit risk of default of our clients and counterparties. The risk includes liquidity risk to the extent our clients or counterparties are unable to make timely payment of margin or other credit support. These risks expose us indirectly to the financing and liquidity risks of our clients and counterparties, including the risks that our clients and counterparties may not be able to finance their operations.
As a clearing broker, we act on behalf of our clients for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our clients. Accordingly, we are responsible for our clients’ obligations with respect to these transactions, which exposes us to significant credit risk. Our clients are required to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions.
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our clients are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis.
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

Excluding the bad debt on physical coal discussed below, during the fiscal years ended September 30, 2018, 2017, and 2016, we recorded bad debts, net of recoveries of $3.1 million, $4.3 million, and $4.4 million, respectively. During the year ended September 30, 2018, our bad debts primarily related to $2.8 million of agricultural OTC client account deficits in the Commercial Hedging segment and $0.4 million of exchange-traded client account deficits in the Clearing & Execution Services segment, partially offset by a provision decrease in the Physical Commodities segment. During the year ended September 30, 2017, our bad debts included $3.8 million of client deficits in the Commercial Hedging segment, primarily related to account deficits from South Korean and Dubai commercial LME clients, $0.2 million of uncollectible client receivables in our Physical Commodities segment, and $0.3 million of uncollectible client receivables in the CES segment, primarily related to our derivative voice brokerage business. During the year ended September 30, 2016, our bad debts included $3.6 million of client deficits in the Commercial Hedging segment, $0.4 million of uncollectible client receivables in the Physical Commodities segment and $0.4 million of uncollectible service fees and notes in the Securities segment. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2018, 2017, and 2016 is set forth in Note 5 of the Consolidated Financial Statements.
Bad Debt on Physical Coal
During the first quarter of fiscal 2018 and fourth quarter of fiscal 2017, we recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts. We have completed our exit of the physical coal business. INTL Asia Pte. Ltd. was recapitalized following the bad debt in order for its other businesses to operate in normal course. See Executive Summary for additional information related to the Bad Debt on Physical Coal.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2018 and September 30, 2017, were $7.8 billion and $6.2 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of INTL FCStone Financial and INTL FCStone IFL are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high-quality institutions, under U.S. government obligations, interest earning cash deposits, AA-rated money market investments and highly liquid reverse repurchase agreements.
As of September 30, 2018, we had $354.7 million in undistributed foreign earnings. The Company recognized the one-time U.S. repatriation tax due under Tax Reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. Our intent is to permanently reinvest these funds outside of the United States, with the exception of $13.0 million that will be distributed in fiscal year 2019. Foreign withholding tax is not applicable to this distribution.
As of September 30, 2018, we had four committed bank credit facilities, totaling $594.5 million, of which $336.2 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which we are entitled to borrow up to $262.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined.

•
An unsecured syndicated loan facility, committed until April 4, 2019, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until November 1, 2019, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $232.5 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until January 31, 2019, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 10 of the Consolidated Financial Statements. As reflected above, $362.0 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Annual Report on Form 10-K. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of September 30, 2018, we had six uncommitted bank credit facilities with an outstanding balance of $17.8 million. The credit facilities include:

•
A secured uncommitted loan facility under which INTL FCStone Financial may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.

•
A secured uncommitted loan facility under which INTL FCStone Financial may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.

•
A secured uncommitted loan facility under which INTL FCStone Financial may borrow up to $50.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.

•
A secured uncommitted loan facility under which INTL FCStone Financial may borrow requested amounts for short term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowing are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.

•
A secured uncommitted loan facility under which INTL FCStone Ltd may borrow up to £20.0 million, collateralized by commodity warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its clients, subject to certain terms and conditions of the credit agreement.

•
A secured uncommitted loan facility under which FCStone Merchant Services, LLC may borrow up to $15.0 million, collateralized by a first priority security interest in the goods and inventory of FCStone Merchant Services, LLC that is either located outside of the U.S. and Canada or in transit to a destination outside the U.S. or Canada, to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. In December 2018, the Company executed an amendment to increase the availability under this uncommitted loan facility to $20.0 million.

Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2018, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
Cash Flows
Our cash and cash equivalents increased from $314.9 million as of September 30, 2017 to $342.3 million as of September 30, 2018, a net increase of $27.4 million. Net cash of $74.0 million was used in operating activities, $15.4 million was used in investing activities and net cash of $120.9 million was provided by financing activities, of which $125.8 million was drawn on lines of credit, net, and increased the amounts payable to lenders under loans. Fluctuations in exchange rates caused a reduction of $4.1 million to our cash and cash equivalents.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and foreign exchange operations, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
Capital expenditures included in investing activities for property, plant and equipment totaled $12.5 million in fiscal 2018, $16.1 million in fiscal 2017 and $15.4 million in fiscal 2016. Capital expenditures over the past three years has included core information technology hardware acquisitions and leasehold improvements on office space. Additionally, over the past three years, we have been undergoing a trade system conversion intended to replace an internally developed system as well as a current third-party provided system. We have capitalized $17.0 million of direct costs of materials and third-party services related to obtaining and developing the trade system over this three year period. On August 1, 2017, we implemented the first phase of the trade system related to our OTC commodities business in our Commercial Hedging segment, and the next phase of the system related to our FX Prime Brokerage activities, in our Clearing and Execution Services segment, is in the application development stage, and is expected to be placed into service during fiscal 2019. We estimate the useful lives for the trade systems to be ten years.
During fiscal 2018 and fiscal 2017, we had no repurchases of our outstanding common stock. During fiscal 2016, we repurchased 750,204 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $19.5 million.
On September 30, 2018, the previously authorized repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions expired. As of the date of this filing, no additional authorization by our Board of Directors has occurred. Previously approved plans were subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
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
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2018. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$43.4	$10.1	$17.4	$10.3	$5.6
Purchase obligations(1)	1,203.7	1,203.7	—	—	—
Payable to lenders under loans	355.2	226.8	128.4	—	—
Other	6.5	1.0	1.7	1.8	2.0
	$1,608.8	$1,441.6	$147.5	$12.1	$7.6
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2018 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $1,406.0 million.

Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $1.0 million to our defined benefit pension plans during the year ended September 30, 2018. In fiscal 2019, we anticipate making contributions of $0.1 million to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 15 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities trading activities. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed To Be Announced (TBA) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the balance sheet. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2018 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations, we are engaged in various securities trading, borrowing and lending activities servicing solely institutional counterparties. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair their ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
We transact OTC and foreign exchange contracts with our clients, and our OTC and foreign exchange trade desks will generally offset the client’s transaction simultaneously with one of our trading counterparties or will offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our client.
Additionally, we hold options and futures on options contracts resulting from market-making and proprietary trading activities in these product lines. We assist clients in our commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. We also provide our physical commodities trading business clients with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.

As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2018 and September 30, 2017, at fair value of the related financial instruments, totaling $866.5 million and $717.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2018, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2018. The totals of $866.5 million and $717.6 million include a net liability of $193.4 million and $317.0 million for derivatives, based on their fair value as of September 30, 2018 and September 30, 2017, respectively.
We do not anticipate non-performance by counterparties in the above situations. We have a policy of reviewing the credit standing of each counterparty with which we conduct business. We have credit guidelines that limit our current and potential credit exposure to any one counterparty. We administer limits, monitor credit exposure, and periodically review the financial soundness of counterparties. We manage the credit exposure relating to our trading activities in various ways, including entering into collateral arrangements and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions and entering into risk reducing transactions.
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2018 and 2017.
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
Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the consolidated financial statements at fair value, or amounts that approximate fair value due to their short-term nature or level of collateralization. These financial instruments include: cash and cash equivalents; cash, securities and other assets segregated under federal and other regulations; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations, and counterparties; financial instruments owned; securities sold under agreements to repurchase; securities loaned; and financial instruments sold, but not yet purchased. Unrealized gains and losses related to these financial instruments, which are not client owned positions, are reflected in earnings. Where available, we use prices from independent sources such as listed market prices, third-party pricing services, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price, or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.
The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of our total assets and total liabilities. Valuations for substantially all of the financial instruments held are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments with limited liquidity and OTC derivatives. Given the wide availability of pricing information, the high degree of liquidity of the majority of our assets, and the relatively short periods for which they are typically held in inventory, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on our consolidated financial statements. The basis for estimating the valuation of any financial instruments has not undergone any change.
Revenue Recognition. A significant portion of our revenues are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. We record realized and unrealized trading income on a trade date basis. We state financial instruments owned and financial instruments sold, not yet purchased and foreign currencies sold, not yet purchased, at fair value with related changes in unrealized appreciation or depreciation reflected in ‘trading gains, net’ in the consolidated income statements. We record fee and interest income on the accrual basis and dividend income is recognized on the ex-dividend date.
Revenue on commodities that are purchased for physical delivery to clients and that are not readily convertible into cash is recognized at the point in time when the commodity has been shipped, title and risk of loss has been transferred to the client, and the following conditions have been met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.
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
Income Taxes. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the consolidated income taxes and in evaluating tax positions, including evaluating income tax uncertainties. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by the relevant tax authorities.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance for deferred tax assets, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The consolidated income taxes will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax law, as well as recurring factors including the geographic mix of income before taxes, state and local taxes, and the effects of various global income tax strategies.
Accounting Standards Update
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We expect to adopt this guidance in the first quarter of fiscal year 2021. We are continuing to evaluate the impact that the adoption of this guidance will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. This ASU is effective for public business entities for financial statements issued for fiscal years ending after December 15, 2020. Retrospective adoption is required and early adoption is permitted. We expect to adopt this guidance in the first quarter of fiscal year 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. The ASU adds certain additional fair value measurement disclosures as well as eliminating or modifying certain existing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for changes in disclosures related to changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. Early adoption is permitted. An entity may early adopt eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. In the fourth quarter of fiscal year 2018, we early adopted the eliminated disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. We expect to adopt the additional and modified disclosure requirements in the first quarter of fiscal year 2021. We do not expect the modified or additional disclosure requirements to have a material impact on our consolidated financial statements or related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The ASU provides that the stranded tax effects from the Tax Reform on the balance of other comprehensive income may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. We expect to adopt this guidance starting with the first quarter of fiscal year 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenues from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date for implementation of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We adopted the provisions of this guidance on October 1, 2018. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We will adopt the new standard using the modified retrospective method. However, as we have not identified any material revenues from contracts with customers that result in a change in the timing of revenue recognition under ASU 2014-09, there will be no cumulative effect adjustment as of the date of adoption. We have performed an assessment of our revenue contracts as well as worked with industry participants and reviewed industry specific guidance on matters of interpretation and application and have not identified any material changes to the timing or amount of our revenue recognition under ASU 2014-09. Our accounting policies did not change materially as a result of applying the principles of revenue recognition from ASU 2014-09 and are largely consistent with existing guidance and current practices applied. We will provide additional qualitative and quantitative disclosures, including a disaggregation of revenue, a description of performance obligations, and other disclosures in accordance with ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC 840, Leases. We will adopt this guidance starting with the first quarter of fiscal year 2020 using a modified retrospective transition approach. This accounting update will require the Company as a lessee to recognize on the consolidated balance sheet all leases with terms exceeding one year, which results in the recognition of a right of use asset and corresponding lease liability, including for those leases that we currently classify as operating leases. The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. We are in the process of identifying the population of leases affected by the guidance and evaluating the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2018.

Marked-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
8
15
40
46
56
42
27
14
6
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consist primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.
We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and/or outright purchases of medium-term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short-term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium-term U.S. Treasury notes or enter into interest rate swaps, when a sufficient interest rate spread between short-term and medium-term rates exists. Under this strategy, we do not actively trade in such instruments and generally intend to hold these investment to their maturity date. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.
Currently we hold no U.S. Treasury notes or interest rate swap derivative contracts as part of this strategy. During fiscal 2018, operating revenues include no unrealized gains or losses on the fair value of U.S. Treasury notes and interest rate swaps, while fiscal 2017 and 2016 operating revenues included unrealized losses of $5.8 million and $0.7 million, respectively, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps were not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, were included in operating revenues in the current periods.
Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2018, $354.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2018, we had $1.2 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
INTL FCStone Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three‑year period ended September 30, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
December 11, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
INTL FCStone Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited INTL FCStone Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2018, and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated December 11, 2018 expressed an unqualified opinion on those consolidated financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 excluded PayCommerce Financial Solutions, LLC, acquired with effect from September 5, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PayCommerce Financial Solutions, LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Kansas City, Missouri
December 11, 2018

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$342.3	$314.9
Cash, securities and other assets segregated under federal and other regulations (including $643.3 and $54.5 at fair value at September 30, 2018 and September 30, 2017 respectively)	1,408.7	518.8
Collateralized transactions:
Securities purchased under agreements to resell	870.8	406.6
Securities borrowed	225.5	86.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $517.4 and $204.7 at fair value at September 30, 2018 and September 30, 2017, respectively)	2,234.5	2,625.1
Receivables from clients, net	288.0	232.7
Notes receivable, net	3.8	10.6
Income taxes receivable	0.3	0.4
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $123.0 and $19.4 at September 30, 2018 and September 30, 2017, respectively)	2,054.8	1,731.8
Physical commodities inventory, net (including $156.9 and $73.2 at fair value at September 30, 2018 and September 30, 2017, respectively)	222.5	124.8
Deferred income taxes, net	19.8	42.6
Property and equipment, net	42.4	38.7
Goodwill and intangible assets, net	59.8	59.4
Other assets	51.5	50.4
Total assets	$7,824.7	$6,243.4
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.0 and $1.0 at fair value at September 30, 2018 and September 30, 2017, respectively)	$145.4	$135.6
Payable to:
Clients	3,639.6	3,072.9
Broker-dealers, clearing organizations and counterparties (including $0.0 and $4.8 at fair value at September 30, 2018 and September 30, 2017, respectively)	89.5	125.7
Lenders under loans	355.2	230.2
Income taxes payable	8.6	7.3
Collateralized transactions:
Securities sold under agreements to repurchase	1,936.7	1,393.1
Securities loaned	277.9	111.1
Financial instruments sold, not yet purchased, at fair value	866.5	717.6
Total liabilities	7,319.4	5,793.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,030,497 issued and 18,908,540 outstanding at September 30, 2018 and 20,855,243 issued and 18,733,286 outstanding at September 30, 2017	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2018 and 2017	(46.3)	(46.3)
Additional paid-in capital	267.5	259.0
Retained earnings	317.0	261.5
Accumulated other comprehensive loss, net	(33.1)	(24.5)
Total stockholders’ equity	505.3	449.9
Total liabilities and stockholders’ equity	$7,824.7	$6,243.4
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2016
Revenues:
Sales of physical commodities	$26,682.4	$28,673.3	$14,112.0
Trading gains, net	389.1	332.2	321.2
Commission and clearing fees	356.8	283.4	224.3
Consulting, management, and account fees	71.1	65.0	42.2
Interest income	123.3	69.7	55.2
Total revenues	27,622.7	29,423.6	14,754.9
Cost of sales of physical commodities	26,646.9	28,639.6	14,083.9
Operating revenues	975.8	784.0	671.0
Transaction-based clearing expenses	179.7	136.3	129.9
Introducing broker commissions	133.8	113.0	68.9
Interest expense	80.7	42.1	28.3
Net operating revenues	581.6	492.6	443.9
Compensation and other expenses:
Compensation and benefits	337.7	295.7	263.9
Trading systems and market information	34.7	34.4	28.0
Occupancy and equipment rental	16.5	15.2	13.3
Professional fees	18.1	15.2	14.0
Travel and business development	13.8	13.3	11.5
Non-trading technology and support	13.9	11.6	7.1
Depreciation and amortization	11.6	9.8	8.2
Communications	5.4	5.0	4.7
Bad debts	3.1	4.3	4.4
Bad debt on physical coal	1.0	47.0	—
Other	26.3	25.9	22.3
Total compensation and other expenses	482.1	477.4	377.4
Other gains	2.0	—	6.2
Income before tax	101.5	15.2	72.7
Income tax expense	46.0	8.8	18.0
Net income	$55.5	$6.4	$54.7

Earnings per share:
Basic	$2.93	$0.32	$2.94
Diluted	$2.87	$0.31	$2.90
Weighted-average number of common shares outstanding:
Basic	18,549,011	18,395,987	18,410,561
Diluted	18,934,830	18,687,354	18,625,372
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2018	2017	2016
Net income	$55.5	$6.4	$54.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9.0)	(1.4)	(7.4)
Pension liabilities adjustment	0.3	1.2	(0.2)
Reclassification of adjustment for losses (gains) included in net income:
Periodic pension costs (included in compensation and benefits)	0.1	0.4	0.5
Income tax expense from reclassification adjustments (included in income tax expense)	—	(0.1)	—
Reclassification adjustment for losses (gains) included in net income	0.1	0.3	0.5
Other comprehensive (loss) income	(8.6)	0.1	(7.1)
Comprehensive income	$46.9	$6.5	$47.6
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$55.5	$6.4	$54.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debt on physical coal	1.0	47.0	—
Depreciation and amortization	11.6	9.8	7.8
Provision for bad debts	3.1	4.3	4.4
Deferred income taxes	22.3	(9.8)	(0.8)
Amortization and extinguishment of debt issuance costs	1.0	1.9	1.1
Actuarial gain on pension and postretirement benefits	(0.3)	(0.3)	—
Amortization of share-based compensation expense	6.6	6.3	5.1
(Gain) loss on sale of property and equipment	—	(0.3)	0.4
Gain on acquisition	—	—	(6.2)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(928.8)	622.7	(379.9)
Securities purchased under agreements to resell	(464.9)	203.0	(285.1)
Securities borrowed	(138.8)	(79.7)	—
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	408.8	(889.1)	146.6
Receivable from clients, net	(24.3)	(116.4)	97.8
Notes receivable, net	6.8	8.3	59.5
Income taxes receivable	(1.3)	0.5	8.2
Financial instruments owned, at fair value	(308.7)	(125.6)	(192.9)
Physical commodities inventory	(98.7)	(1.7)	(91.0)
Other assets	(3.3)	(16.0)	(17.4)
Accounts payable and other accrued liabilities	18.6	(19.6)	7.5
Payable to clients	520.0	290.9	172.2
Payable to broker-dealers, clearing organizations and counterparties	(27.8)	(124.1)	(53.8)
Income taxes payable	3.2	0.2	0.3
Securities sold under agreements to repurchase	543.7	226.0	159.8
Securities loaned	166.8	93.6	—
Financial instruments sold, not yet purchased, at fair value	153.9	(124.4)	273.9
Net cash (used in) provided by operating activities	(74.0)	13.9	(27.8)
Cash flows from investing activities:
Cash paid for acquisitions, net	(3.7)	(6.0)	(20.0)
Purchase of exchange memberships and common stock	—	(0.2)	(0.1)
Sale of clearing organization common stock	0.8	—	—
Purchase of property and equipment	(12.5)	(16.1)	(15.4)
Net cash used in investing activities	(15.4)	(22.3)	(35.5)
Cash flows from financing activities:
Net change in payable to lenders under loans	125.8	48.2	142.0
Deferred payments on acquisitions	(5.5)	—	(2.9)
Repayment of senior unsecured notes	—	(45.5)	—
Repayment of note payable	(0.8)	(0.8)	(0.8)
Share repurchase	—	—	(19.5)
Debt issuance costs	(0.4)	(0.3)	(2.1)
Exercise of stock options	2.6	3.4	3.5
Withholding taxes on stock option exercises	(0.8)	—	—
Income tax benefit on stock options and awards	—	0.7	0.8
Net cash provided by financing activities	120.9	5.7	121.0
Effect of exchange rates on cash and cash equivalents	(4.1)	1.4	(9.6)
Net increase (decrease) in cash and cash equivalents	27.4	(1.3)	48.1
Cash and cash equivalents at beginning of period	314.9	316.2	268.1
Cash and cash equivalents at end of period	$342.3	$314.9	$316.2

(continued)
	Year Ended September 30,
(in millions)	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$78.9	$38.0	$26.0
Income taxes paid, net of cash refunds	$22.2	$17.1	$8.5
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.9	$—	$—
Additional consideration payable related to acquisitions	$—	$(0.2)	$(0.4)
Acquisition of business:
Assets acquired	$1.7	$—	$187.1
Liabilities acquired	(1.9)	—	(136.0)
Total net assets acquired	$(0.2)	$—	$51.1
Escrow releases and deposits related to acquisitions	$—	$(5.0)	$3.4
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2015	$0.2	$(26.8)	$240.8	$200.4	$(17.5)	$397.1
Net income				54.7		54.7
Other comprehensive loss					(7.1)	(7.1)
Exercise of stock options			3.5			3.5
Share-based compensation			5.1			5.1
Repurchase of stock		(19.5)	—			(19.5)
Balances as of September 30, 2016	0.2	(46.3)	249.4	255.1	(24.6)	433.8
Net income				6.4		6.4
Other comprehensive loss					0.1	0.1
Exercise of stock options			3.3			3.3
Share-based compensation			6.3			6.3
Balances as of September 30, 2017	0.2	(46.3)	259.0	261.5	(24.5)	449.9
Net income				55.5		55.5
Other comprehensive income					(8.6)	(8.6)
Exercise of stock options			1.9			1.9
Share-based compensation			6.6			6.6
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. The Company helps its clients to access market liquidity, maximize profits and manage risk. The Company’s revenues are derived primarily from financial products and advisory services intended to fulfill its clients’ commercial needs and provide bottom-line benefits to their businesses. The Company’s services include comprehensive risk management advisory services for commercial clients; clearing and execution of debt and equity securities, listed futures and options on futures contracts on all major securities and commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 commercial and institutional clients and over 80,000 retail clients located in more than 130 countries, including commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of INTL FCStone Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Unless otherwise stated herein, all references to fiscal 2018, fiscal 2017, and fiscal 2016 refer to the Company’s fiscal years ended September 30.
In the consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the consolidated income statements is calculated by deducting physical commodities cost of sales from total revenues. The subtotal ‘net operating revenues’ in the consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments, revenue recognition, the provision for probable losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, and incomes taxes and contingencies. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Internal Subsidiaries Consolidation
Effective July 1, 2017, the Company merged its wholly-owned regulated United States (“U.S.”) subsidiary, Sterne Agee & Leach, Inc., into the wholly owned regulated U.S. subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”). As such, the assets, liabilities and equity of Sterne Agee & Leach, Inc. were transferred into INTL FCStone Financial.
Reclassifications
During the year ended September 30, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the consolidated income statements. Additionally, during the year ended September 30, 2018, the Company separately classified communications related expenses from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to the current period presentation. For the years ended September 30, 2017 and 2016, ‘Other’ expenses included $11.6 million and $7.1 million, respectively, of expenses that are now included within ‘Non-trading technology and support’ on the consolidated income statements. For the years ended September 30, 2017 and 2016, ‘Trading systems and market information’ included $5.0 million and $4.7 million, respectively, of expenses that are now included within ‘Communications’ on the consolidated income statements.
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. The Company’s foreign subsidiaries maintain their records either in U.S. dollars or in certain instances the currency of the country in which they operate. The method of translating local currency financial information into U.S. dollars depends on whether the economy in which the foreign subsidiary operates has been designated as highly inflationary or not. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.
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
The Company operates asset management and debt trading businesses in Argentina through various wholly owned subsidiaries. Operating revenues from the Argentinean subsidiaries represented approximately 3% of the consolidated operating revenues for the year ended September 30, 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended September 30, 2018, the Argentine peso declined approximately 139% (from 17.3 to 41.3 pesos to the U.S. dollar). Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018.
Beginning July 1, 2018, the Company has designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for the Argentinean entities using the U.S. dollar as their functional currency beginning in the quarter ending September 30, 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and loses recognized in earnings. The translated balances for nonmonetary assets and liabilities as of June 30, 2018, became the accounting basis for those assets in the period of change and subsequent periods. As a result of Argentina’s highly inflationary status, the Company recorded translation losses through earnings of $3.4 million for the quarter ended September 30, 2018.
At September 30, 2018, the Company had net monetary assets denominated in Argentine pesos of $11.6 million, including cash and cash equivalents of $1.4 million. At September 30, 2018, the Company had net nonmonetary assets denominated in Argentine pesos of $1.0 million.
Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments not held for trading purposes, with original or acquired maturities of 90 days or less, including certificates of deposit, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, and certificates of deposit not deposited with or pledged to exchange-clearing organizations, broker-dealers, clearing organizations or counterparties, or segregated under federal or other regulations. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value, and may be withdrawn at any time at the discretion of the Company without penalty.

Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S. and similarly in the United Kingdom (“U.K.”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2018 and 2017, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $765.4 million and $464.3 million, respectively, U.S. Treasury obligations of approximately $600.4 million and $33.5 million, respectively, and commodities warehouse receipts of approximately $42.9 million and $21.0 million, respectively (see fair value measurements discussion in Note 3).
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
Securities Borrowed and Loaned
The Company enters into securities borrowed and securities loaned transactions primarily to meet counterparties’ needs. Securities borrowed and securities loaned are reported as collateralized financings. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. The Company receives collateral generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are reported on a gross basis. Interest income and interest expense are recognized over the life of the arrangements.
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the CFTC and the aforementioned FSA handbook, client funds received to margin, guarantee, and/or secure commodity futures and futures on options transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for OTC derivative contracts, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2018 and 2017, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $1.5 billion and $2.3 billion, respectively.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to exchange-clearing organizations as collateral in lieu of cash margin by the Company on behalf of clients and client-owned securities that are pledged directly. It is the Company’s practice to include client-owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain exchange-traded funds (“ETFs”). Securities that are not client-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded through current period earnings. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the consolidated income statements. The fair value of these securities included within deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $785.8 million and $251.4 million as of September 30, 2018 and 2017, respectively.
Management has considered guidance required by Accounting Standards Codification (“ASC”) 860 - Transfers and Servicing as it relates to securities pledged by clients to margin their accounts within the FCM Division of INTL FCStone Financial. Based on a review of the agreements with the client, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2018 and 2017.
In addition to cash margin, deposits with and receivables from broker-dealers, clearing organizations, and counterparties include guaranty deposits with exchange-clearing organizations. The guaranty deposits are held by the clearing organization for use in potential default situations by one or more members of the clearing organization. The guaranty deposits may be applied to the Company’s obligations to the clearing organization, or to the clearing organization’s obligations to other clearing members or third parties.
The Company maintains client omnibus and proprietary accounts with other counterparties, and the equity balances in those accounts along with any margin cash or securities deposited with the carrying broker are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include amounts due from or due to exchange-clearing organizations for daily variation settlements on open futures and options on futures positions. The variation settlements due from or due to exchange-clearing organizations are paid in cash on the following business day and represent the settlement of futures positions.
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, and payables to broker-dealers, clearing organizations and counterparties also include amounts related to the value of clients cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also includes amounts due from exchange-clearing organizations for unrealized gains and losses associated with clients’ options on futures contracts. See discussion in the Financial Instruments section below for additional information on the Company’s accounting policies for derivative contracts. For client-owned derivative contracts, the fair value is offset against the payable to clients with no impact recognized on the consolidated income statements.
Receivable from and Payable to Clients
Receivable from clients, net of the allowance for doubtful accounts, include the total of net deficits in individual exchange-traded futures and OTC derivative trading accounts carried by the Company. Client deficits arise from realized and unrealized trading losses on client futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Client deficit accounts are reported gross of client accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures exchange-traded and OTC derivative trading accounts include both secured and unsecured deficit balances due from clients as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury obligations and commodity warehouse receipts. These U.S Treasury obligations and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met.
Receivable from clients, net also includes the net amounts receivable from securities clients in connection with the settlement of regular-way cash securities, margin loans to clients, and client cash debits. It is the Company’s policy to report margin loans and payables that arise due to positive cash flows in the same client’s accounts on a net basis when the conditions for netting as specified in U.S. GAAP are met. Clients’ securities transactions cleared by the Company are recorded on a settlement date basis. Securities cleared by the Company and pledged to the Company as a condition of the custodial clearing arrangements are owned by the clients, including those that collateralize margin or other similar transactions, and are not reflected on the consolidated balance sheets as the Company does not have title to, or beneficial interests, in those assets. In the event of uncompleted transactions on settlement date, the Company records corresponding receivables and payables, respectively. The carrying value of the receivables and payables approximates fair value due to their short-term nature.

Payable to clients represent the total of client accounts with credit or positive balances. Client accounts are used primarily in connection with commodity, foreign exchange, precious metals, and securities transactions and include gains and losses on open trades as well as securities and cash margin deposits made as required by the Company, the exchange-clearing organizations or other clearing organizations. Client accounts with credit or positive balances are reported gross of client deficit accounts, except where a right of offset exists.
Receivable from and payables to clients also include amounts related to the value of clients cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
The future collectability of receivables from clients can be impacted by the Company’s collection efforts, the financial stability of its clients, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its clients. The Company may unilaterally close client trading positions in certain circumstances. In addition, to evaluate client margining and collateral requirements, client positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size. Furthermore, in certain instances, the Company is indemnified, and able to charge back, introducing broker-dealers for bad debts incurred by their clients.
The Company generally charges off an outstanding receivable balance when all economic means of recovery have been exhausted. That determination considers information such as the occurrence of significant changes in the client’s financial position such that the client can no longer pay the obligation, or that the proceeds from collateral will not be sufficient to pay the balance.
Notes Receivable
Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal and interest. The Company records a charge against earnings for notes receivable losses when management believes that the collection of outstanding principal is not probable.
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
Inventories of energy related products are valued at the lower of cost or net realizable value. Inventories of precious metals held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value, using the weighted-average price and first-in first-out costing method.
Precious metals inventory held by INTL FCStone Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ in the consolidated income statements.
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
The Company evaluates its goodwill for impairment at the fiscal year end (or more frequently if indicators of potential impairment exist) in accordance with ASC 350 - Intangibles - Goodwill and Other. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment. This further analysis involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount.
In the course of the evaluation of the potential impairment of goodwill, the Company may perform either a qualitative or a quantitative assessment. The Company’s qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if the Company concludes otherwise, then the Company performs a quantitative impairment analysis.
If the Company either chooses not to perform a qualitative assessment, or the Company chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company performs a quantitative evaluation. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit which the goodwill that is subject to the quantitative analysis is associated (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The fair value of the Company’s reporting units exceeded their respective carrying values under the first step of the quantitative assessment and no impairment charges were recorded for any of the periods presented.
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
Financial Instruments Owned and Sold, Not Yet Purchased
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value on a recurring basis or amounts that approximate fair value, with related realized and unrealized gains and losses recognized in current period earnings. Realized and unrealized gains and losses on financial instruments owned and sold, not yet purchased, are included in ‘Trading gains, net’ and ‘Cost of sales of physical commodities’ in the consolidated income statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
Financial instruments owned and sold, not yet purchased are comprised primarily of the financial instruments held by the Company’s broker-dealer subsidiaries and the Company’s over-the-counter (“OTC”) derivative swap dealer. Financial instruments owned and financial instruments sold, not yet purchased, includes trading securities that the Company holds as a principal. The Company has not classified any financial instruments owned or sold, not yet purchased, as available-for-sale or held-to-maturity.
Financial instruments owned and sold, not yet purchased includes derivative instruments that the Company holds as a principal which are primarily transacted on an OTC basis. As a derivatives dealer, the Company utilizes derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its clients. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. The Company’s derivative instruments also include forward purchase and sale commitments for the physical delivery of agricultural and energy related commodities in a future period. Contracts to purchase agricultural and energy commodities generally relate to the current or future crop year. Contracts for the sale of agricultural and energy commodities generally do not extend beyond one year.
Derivative instruments are recognized as either assets or liabilities and are measured at fair value on a recurring basis. As the Company does not elect hedge accounting for any derivative instruments, realized and unrealized gains and losses from the change in fair value of derivative instruments are recognized immediately in current period earnings. Realized and unrealized gains and losses from the derivative instruments in which the Company acts as a dealer are included within ‘Trading gains, net’ on the consolidated income statements. Realized and unrealized gains and losses on firm purchase and sale commitments are included within ‘Cost of sales of physical commodities’ on the consolidated income statements.
To reduce credit exposure on the derivative instruments for which the Company acts as a dealer, the Company may enter into a master netting arrangement that allows for settlement of all derivative transactions with each counterparty. In addition, the credit support annex that accompanies master netting arrangements allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral. The Company accepts collateral in the form of cash or other marketable securities. Where permitted, the Company elects to net-by-counterparty certain derivative instruments entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivative instruments are netted by counterparty in the consolidated balance sheets. As the Company elects to net-by-counterparty the fair value of such derivative instruments, the Company also nets-by-counterparty cash collateral exchanged as part of those derivative instruments.
The Company also brokers foreign exchange forwards, options and cash, or spot, transactions between clients and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting the Company’s risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to the Company’s role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated balance sheets at their respective fair values, net of offsetting assets and liabilities.
The Company holds proprietary positions in its foreign exchange line of business. On a limited basis, the Company’s foreign exchange trade desk will accept a client transaction and will offset that transaction with a similar but not identical position with a counterparty. These unmatched transactions are intended to be short-term in nature and are often conducted to facilitate the most effective transaction for the Company’s client. These spot and forward contracts are accounted for as free-standing derivatives and reported in the consolidated balance sheets at their fair values.
The Company may lease commodities to or from clients or counterparties. These commodity leases, which primarily involve precious metals, are recorded at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. These commodities leases represent hybrid financial instruments which contain both a dollar denominated loan host contract and an embedded forward derivative contract on the underlying commodities, which can be settled in either cash or metals. As permitted by the fair value option election, the entire instrument is recorded at fair value as either an asset or liability in the consolidated balance sheets. The corresponding change in the fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended September 30, 2018, 2017, and 2016. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option.
For further information regarding the types of financial instruments owned and sold, not yet purchased, as well as the related valuation techniques refer to Note 3.
Exchange and Clearing Organization Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm and clearing organization common stock and pledges them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges and clearing organizations. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd and London Metal Exchange (“LME”). Exchange firm and clearing organization common stock include shares of CME Group, Inc., ICE, LME, and the Depository Trust & Clearing Corporation (“DTCC”).
Exchange and clearing organization memberships and firm common stocks required in order to conduct business on exchanges and clearing organizations are recorded at cost and are included in ‘other assets’ on the consolidated balance sheets. Equity investments in exchange firm common stock not required in order to conduct business on the exchanges are classified as trading securities included within ‘financial instruments owned’ on the consolidated balance sheets and recorded at fair value, with unrealized gains and losses recorded as a component of ‘trading gains, net’ on the consolidated income statements.
The cost basis for exchange and clearing organization memberships and firm common stock pledged for clearing purposes was $11.4 million and $12.0 million as of September 30, 2018 and 2017, respectively. The fair value of exchange and clearing organization memberships and firm common stock pledged for clearing purposes was $10.3 million and $10.2 million as of September 30, 2018 and 2017, respectively. The fair value of exchange and clearing organization firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange and clearing organization membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange and clearing organization memberships and firm common stock to be anything other than a temporary impairment.
Product Financing Arrangements
In the normal course of operations the Company executes notes receivable under repurchase agreements with clients whereby the clients sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature, and in accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as ‘notes receivable’ in the consolidated balance sheet. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
The Company also participates in commodity repurchase transactions that are accounted for as commodity inventory and purchases and sales of physical commodities as opposed to secured borrowings. The repurchase price under these arrangements is not fixed at the time of execution and, therefore, do not meet all the criteria to be accounted for as product financing arrangements.
Lenders Under Loans
Lenders under loans are accounted for at amortized cost, which approximates fair value due to their variable rates of interest.
Acquisitions
When acquiring companies, the Company recognizes separately from goodwill most of the identifiable assets acquired and the liabilities assumed at their acquisition date fair values. Certain contingent liabilities acquired require remeasurement at fair value in each subsequent reporting period. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition fair values of the assets acquired and liabilities assumed. While the Company used its best estimates and assumptions as a part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements rather than adjusted through goodwill. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price.
Determining the fair value of certain identifiable assets acquired and liabilities assumed is subjective in nature and often involves the use of significant estimates and assumptions. Estimating the fair value of the assets and liabilities acquired requires significant judgment. These estimates and assumptions are based in part on historical experience, market data, and information obtained from the management of the acquired companies. Among the significant estimates used to value certain identifiable intangible assets acquired in acquisitions include, but are not limited to future expected cash flows from customer relationships and discount rates.
Contingent Consideration
The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated income statements. An increase in the contingent consideration expected to be paid will result in a charge to operations in the period that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the period that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios.
Additional Paid-In Capital
The Company’s additional paid-in capital (“APIC”) consists of stockholder contributions that are in excess of par value of common stock. Included in APIC are amounts related to the exercise of stock options and amortization of share-based compensation.
Revenue Recognition
Sales of physical commodities
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

Trading gains, net
Trading gains, net include brokerage fees and margins generated from OTC derivative trades executed with clients and other counterparties and are recognized when trades are executed. Trading gains, net also include activities where the Company acts as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments. These transactions may be offset simultaneously with another client or counterparty, offset with similar but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intraday, for a number of days, or in some cases even longer periods (during which fair value may fluctuate). In addition, trading gains, net includes activities from the Company’s operations of a proprietary foreign exchange desk which arbitrages the futures and cash markets (see additional discussion in the Financial Instruments Owned and Sold, Not Yet Purchased policy note for revenue recognition on principal trading activities). Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Dividend income on long equity positions and dividend expense on short equity positions are recognized net in ‘trading gains, net’ on the ex-dividend date.
Commission and clearing fees
The Company generates two types of commission revenues: sales-based commissions and trailing commissions.
Sales-based commission revenues, which occur when the Company executes and clears securities, futures, and options on futures transactions on behalf of clients in an agency capacity, primarily represent commissions that are recognized on a trade-date basis. Sales-based commissions are generated by internal traders and brokers or by introducing broker-dealers. Sales-based commissions are reported gross of introducing-broker dealer and registered investment advisor commissions.
Certain commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is opened and the second half is recognized when the transaction is closed. Commissions on options on futures contracts are generally recognized on a half-turn basis, except that full commissions are recognized on options expected to expire without being exercised or offset. Commissions and transactions fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to clients on a per contract basis based on the trade-date. These fees are for clearing clients’ trades and include fees charged to the Company by the various futures exchanges, securities clearing organizations, and other regulatory organizations and are reported gross of the transaction-based clearing expenses discussed below.
Trailing commission revenues from mutual funds, annuities, and insurance products are recorded over the period earned. Trailing commission revenues, or commissions that are paid over time, such as 12(b)-1 fees are recurring in nature and are earned based on varying factors that are product specific to trail-eligible assets. The Company earns trailing commission revenues primarily on mutual funds, annuities, and insurance products held by clients of the Company’s registered investment advisors.
Consulting, management, and account fees
Consulting, management, and account fees include risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are generally cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on client trading activities.
Fee income for structuring and arrangement of debt transactions and management and investment advisory income is recorded when the services related to the underlying transactions are provided and success fees are recorded when complete, as determined under the terms of the assignment or engagement.
Consulting, management, and account fees also includes various charges related to securities clearing agreements with unaffiliated introducing-broker dealers such as transaction fees, annual account fees, service charges, servicing fees, platform fees, money market processing and distribution fees, and other correspondent clearing fees. The annual account fees such as IRA fees and distribution fees are recognized as earned over the term of the contract. The transaction fees are earned and collected from clients as trades are executed. Servicing fees such as omnibus fees are paid to the Company for marketing and administrative services and are recognized as earned.

Consulting, management, and account fees also includes fund management fees which are earned over the period in which services are rendered. The fund management fees earned are calculated monthly based upon an average of net assets under management in accordance with such investment management agreements.

Consulting, management, and account fees also includes asset management, or administration, fees generated from the Company’s registered investment advisor platform based upon the value of their advisory assets. Asset management, or administration, fees are generally billed to clients at the beginning of the quarter and are recognized as revenue ratably over the quarter. The majority of accounts are billed in advance using values as of the last business day of each calendar quarter. The market value of the assets in an account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period.

Additionally, the Company earns fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks. Pursuant to contractual arrangements with securities introducing-broker dealers, uninvested cash balances in the introducing -brokers client accounts are swept into either FDIC insured cash accounts at various banks or third-party money market funds for which the Company earns a portion of the interest income generated by the balances. The fees generated by the Company’s multi-bank sweep program are reported net of the balances remitted to the introducing-brokers and the clients of introducing-brokers.

Interest Income
Interest income is recognized on an accrual basis. Interest income is generated from client funds deposited with the Company to satisfy margin requirements which is held by banks or pledged to exchange-clearing organizations. Interest income is also generated from the investment of client funds in U.S. Treasury obligations. Interest income generated from client funds is reported gross of the interest remitted to the clients. Interest is also generated from trading fixed income securities that the Company holds in its market-making businesses. Interest income also includes interest generated from collateralized transactions, including securities borrowed and securities purchased under agreements to resell, and from extending margin loans to clients.
Revenue generally is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities.
Cost of Sales of Physical Commodities
Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of the physical commodities. Cost of sales of physical commodities also includes changes in the fair value of agricultural commodity inventories held for sale, and related forward purchase and sale commitments and exchange-traded futures and options contracts.
Interest Expense
Interest expense is recognized on an accrual basis. As noted above, interest income is generated from client funds deposited with the Company to satisfy margin requirements which is held by banks or pledged to exchange-clearing organizations. Interest income is also generated from the investment of client funds in U.S. Treasury obligations. A portion of the interest income generated from these funds is remitted to the clients. Interest expense is also incurred on outstanding balances on the Company’s credit facilities. Interest expense is also incurred on fixed income securities sold, not yet purchased, that the Company holds in its market-marking businesses. Interest expense is also incurred from collateralized transactions, including securities loaned and securities sold under agreements to repurchase.
Compensation and Benefits
Compensation and benefits consists primarily of salaries, incentive compensation, variable compensation, including commissions, related payroll taxes and employee benefits. The Company classifies employees as either risk management consultants / traders, operational or administrative personnel, which includes the executive officers. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of revenues generated, and in some cases, revenues produced less direct costs and an overhead allocation. The Company accrues commission expense on a trade-date basis.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the guidance of the Compensation-Stock Compensation Topic of the ASC. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Forfeitures are accounted for as they occur in determining share-based employee compensation expense. For option awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award.
Transaction-Based Clearing Expenses
Clearing fees and related expenses include primarily variable expenses for clearing and settlement services, including fees the Company pays to executing brokers, exchanges, clearing organizations and banks. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to clients and are presented gross in the consolidated statements of income under the Revenue Recognition Topic of the ASC, as the Company acts as a principal for these transactions.

Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee third parties that have introduced clients to the Company. Introducing brokers are individuals or organizations that maintain relationships with clients and accept futures and options orders from those clients. The Company directly provides all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the clients. The commissions are determined and settled monthly.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial gains and losses from defined benefit pension plans and gains and losses on foreign currency translations.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2018 and 2017, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement instead of additional paid in capital. ASU 2016-09 also provides entities with the option to elect an accounting policy to estimate forfeitures of share-based awards over the service period or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company in the first quarter of 2018 and the impact of the adoption resulted in the following:
• During the year ended September 30, 2018, the Company recognized excess tax benefits from share-based compensation of $0.5 million within income tax expense on the consolidated income statement and within net income on the consolidated cash flow statement. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in-capital on the consolidated balance sheets and separately stated in the financing activities in the consolidated cash flow statements. The Company has elected to adopt this guidance prospectively.

• The Company has elected to account for forfeitures of share-based awards as they occur. The Company elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this guidance did not have a material impact on the consolidated financial statements.

• The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the year ended September 30, 2018. The Company has elected to adopt this guidance prospectively.

• For the year ended September 30, 2018, the Company has classified as a financing activity in the consolidated cash flow statement $0.8 million of cash paid to taxing authorities for restricted stock shares withheld to satisfy statutory income tax withholding obligations. The retrospective application of this guidance had no impact on the consolidated cash flow statements for the years ended September 30, 2017 and 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” Under ASU
2015-11, inventory that is measured using the first-in, first-out (FIFO), specific identification, or average cost methods should be measured at the lower of cost or net realizable value. This ASU does not impact inventory measurement under the last-in, first-out (LIFO) or retail inventory methods. The Company adopted this ASU prospectively in the first quarter of 2018. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for changes in disclosures related to changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. Early adoption is permitted. An entity may early adopt eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. In the fourth quarter of fiscal year 2018, the Company early adopted the eliminated disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. The early adoption of the eliminated disclosure requirements did not have a material impact on the Company’s fair value measurement disclosures included within Note 3.
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

	Year Ended September 30,
(in millions, except share amounts)	2018	2017	2016
Numerator:
Net income	$55.5	$6.4	$54.7
Less: Allocation to participating securities	(0.9)	(0.1)	(1.0)
Net income allocated to common stockholders	$54.6	$6.3	$53.7
Denominator:
Weighted average number of:
Common shares outstanding	18,549,011	18,395,987	18,410,561
Dilutive potential common shares outstanding:
Share-based awards	385,819	291,367	214,811
Diluted shares outstanding	18,934,830	18,687,354	18,625,372
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 92,627, 230,135 and 910,060 shares of common stock for fiscal years ended September 30, 2018, 2017, and 2016, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

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
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to clients and broker-dealers, clearing organizations and counterparties includes the fair value of pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and OTC forwards, swaps, and options.
Financial instruments owned and sold, not yet purchased include the fair value of equity securities, which includes common, preferred, and foreign ordinary shares, American Depository Receipts (“ADRs”), Global Depository Receipts (“GDRs”), and exchange-traded funds (“ETFs”), corporate and municipal bond, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities warehouse receipts, exchange firm common stock, and mutual funds and investments in managed funds. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions.
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
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals inventory, equity investments in exchange firms, investments in managed funds, as well as options on futures contracts traded on national exchanges. The fair value of exchange memberships is determined by recent sale transactions and is included within Level 1.
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include corporate and municipal bonds, U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, certain equity securities traded in less active markets, OTC commodity, interest rate, and foreign exchange forwards, swaps, and options, and OTC firm purchase and sale commitments related to the Company’s agricultural and energy commodities.
Certain derivatives without a quoted price in an active market and derivatives executed OTC are valued using internal valuation techniques, including pricing models which utilize significant inputs observable to market participants. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest yield curves, foreign exchange rates, commodity prices, volatilities and correlation. These derivative instruments are included within Level 2 of the fair value hierarchy.
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at net realizable value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are also recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and the related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
With the exception of certain derivative instruments, financial instruments owned and sold are primarily valued using third party pricing sources. Third party vendors compile prices from various sources and often apply matrix pricing for similar securities when no prices are observable. The Company reviews the pricing methodologies provided by the various vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the propriety of an internal trader price compared with vendor prices, considerations include the range and quality of vendor prices. Trader or broker prices are used to ensure the reasonableness of a vendor price; however valuing financial instruments involves judgments acquired from knowledge of a particular market. If a trader asserts that a vendor or market price is not reflective of market value, justification for using the trader or broker price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.

Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. As of September 30, 2017, included in Level 3 were certain equity securities and contingent liabilities. Level 3 assets and liabilities were valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had no Level 3 assets and liabilities as of September 30, 2018, as the balances were settled during the year ended September 30, 2018.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2018 and September 30, 2017 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2018 and 2017.

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$3.8	$—	$—	$—	$3.8
Unrestricted cash equivalents - certificates of deposit	3.8	—	—	—	3.8
Commodities warehouse receipts	42.9	—	—	—	42.9
U.S. Treasury obligations	600.4	—	—	—	600.4
Securities and other assets segregated under federal and other regulations	643.3	—	—	—	643.3
U.S. Treasury obligations	778.4	—	—	—	778.4
“To be announced” (TBA) and forward settling securities	—	5.0	—	(2.1)	2.9
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	7,495.9	19.6	—	(7,787.1)	(271.6)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	8,282.0	24.6	—	(7,789.2)	517.4
Equity securities	71.2	3.0	—	—	74.2
Corporate and municipal bonds	—	79.1	—	—	79.1
U.S. Treasury obligations	120.1	—	—	—	120.1
U.S. government agency obligations	—	472.9	—	—	472.9
Foreign government obligations	6.4	—	—	—	6.4
Agency mortgage-backed obligations	—	1,022.5	—	—	1,022.5
Asset-backed obligations	—	42.9	—	—	42.9
Derivatives	0.8	514.6	—	(329.3)	186.1
Commodities leases	—	29.5	—	(11.8)	17.7
Commodities warehouse receipts	16.4	—	—	—	16.4
Exchange firm common stock	10.2	—	—	—	10.2
Mutual funds and other	6.3	—	—	—	6.3
Financial instruments owned	231.4	2,164.5	—	(341.1)	2,054.8
Physical commodities inventory	42.1	114.8	—	—	156.9
Total assets at fair value	$9,202.6	$2,303.9	$—	$(8,130.3)	$3,376.2
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$—	$—	$—
TBA and forward settling securities	—	2.1	—	(2.1)	—
Derivatives	7,809.3	11.6	—	(7,820.9)	—
Payables to broker-dealers, clearing organizations and counterparties	7,809.3	13.7	—	(7,823.0)	—
Equity securities	51.1	0.4	—	—	51.5
Corporate and municipal bonds	—	20.1	—	—	20.1
U.S. Treasury obligations	484.8	—	—	—	484.8
U.S government agency obligations	—	57.2	—	—	57.2
Agency mortgage-backed obligations	—	0.2	—	—	0.2
Derivatives	—	688.0	—	(494.6)	193.4
Commodities leases	—	75.5	—	(16.2)	59.3
Financial instruments sold, not yet purchased	535.9	841.4	—	(510.8)	866.5
Total liabilities at fair value	$8,345.2	$855.1	$—	$(8,333.8)	$866.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Certificate of deposits	$3.8	$—	$—	$—	$3.8
Unrestricted cash equivalents - certificates of deposits	3.8	—	—	—	3.8
Commodities warehouse receipts	21.0	—	—	—	21.0
U.S. Treasury obligations	33.5	—	—	—	33.5
Securities and other assets segregated under federal and other regulations	54.5	—	—	—	54.5
Foreign government obligations	—	6.4	—	—	6.4
U.S. Treasury obligations	244.7	—	—	—	244.7
TBA and forward settling securities	—	8.8	—	—	8.8
Derivatives	2,608.6	289.1	—	(2,952.9)	(55.2)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	2,853.3	304.3	—	(2,952.9)	204.7
Equity securities	40.4	4.6	0.1	—	45.1
Corporate and municipal bonds	28.2	0.9	—	—	29.1
U.S. Treasury obligations	60.0	—	—	—	60.0
U.S. government agency obligations	—	368.9	—	—	368.9
Foreign government obligations	—	10.2	—	—	10.2
Agency mortgage-backed obligations	—	920.9	—	—	920.9
Asset-backed obligations	—	47.3	—	—	47.3
Derivatives	1.3	1,413.4	—	(1,252.6)	162.1
Commodities leases	—	174.1	—	(138.7)	35.4
Commodities warehouse receipts	38.5	—	—	—	38.5
Exchange firm common stock	8.3	—	—	—	8.3
Mutual funds and other	6.0	—	—	—	6.0
Financial instruments owned	182.7	2,940.3	0.1	(1,391.3)	1,731.8
Physical commodities inventory	73.2	—	—	—	73.2
Total assets at fair value	$3,167.5	$3,244.6	$0.1	$(4,344.2)	$2,068.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.0	$—	$1.0
TBA and forward settling securities	—	4.9	—	(0.1)	4.8
Derivatives	2,476.2	292.8	—	(2,769.0)	—
Payable to broker-dealers, clearing organizations and counterparties - derivatives	2,476.2	297.7	—	(2,769.1)	4.8
Equity securities	44.0	0.9	—	—	44.9
Corporate and municipal bonds	0.3	—	—	—	0.3
U.S. Treasury obligations	285.9	—	—	—	285.9
U.S government agency obligations	—	27.9	—	—	27.9
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	—	1,427.2	—	(1,110.2)	317.0
Commodities leases	—	191.1	—	(149.6)	41.5
Financial instruments sold, not yet purchased	330.2	1,647.2	—	(1,259.8)	717.6
Total liabilities at fair value	$2,806.4	$1,944.9	$1.0	$(4,028.9)	$723.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the fiscal years ended September 30, 2018 and 2017, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s Level 3 financial assets and liabilities held during the periods.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2018
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Equity securities	$0.1	$—	$(0.1)	$—	$—	$—	$—

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Remeasurement (gains) losses during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$1.0	$—	$—	$—	$(1.0)	$—	$—

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2017
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Equity securities	$0.2	$—	$(0.1)	$—	$—	$—	$0.1
Corporate and municipal bonds	3.0	—	—	—	(3.0)	—	—
	$3.2	$—	$(0.1)	$—	$(3.0)	$—	$0.1

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Remeasurement (gains) losses during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$0.8	$—	$0.2	$—	$—	$—	$1.0
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
The Company was required to make additional future cash payments based on certain financial performance measures of an acquired business. The Company was required to remeasure the fair value of the contingent consideration on a recurring basis. As of September 30, 2017, the Company had classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. These cash flows were discounted employing present value techniques in arriving at fair value. The fair value of the contingent consideration increased by $0.1 million during the year ended September 30, 2017, with the corresponding amount classified as ‘other’ in the consolidated income statement. The contingency period for the contingent consideration ended as of December 31, 2017, and the accrued balance of $1.0 million was paid during the year ended September 30, 2018.
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

The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2018, the cost and fair value of the equity investments in exchange firms is $3.7 million and $10.2 million, respectively. As of September 30, 2017, the cost and fair value of the equity investments in exchange firms was $3.9 million and $8.3 million, respectively.
Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at September 30, 2018 and 2017 was not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
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
Receivables and other assets: Receivables from broker-dealers, clearing organizations, and counterparties, receivables from clients, net, notes receivables, net and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Payables: Payables to clients and payables to brokers-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Lender under loans: Payables to lenders under loans carry variable rates of interest and thus approximate fair value and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2018 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2018. The total of $866.5 million as of September 30, 2018 includes $193.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2018.
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
The Company employs an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps as well as outright purchases of medium-term U.S. Treasury notes to manage a portion of the aggregate interest rate position. The Company’s objective when using interest rate swaps under the strategy, is to invest certain amounts of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into medium-term interest earnings. When used, the risk mitigation of these interest rate swaps are not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within 'trading gains, net' in the consolidated income statements. Currently, the Company holds no U.S. Treasury notes or interest rate swap derivative contracts as part of this strategy.

Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2018 and 2017. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2018		September 30, 2017
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,455.7	$2,499.3	$2,094.2	$1,975.0
OTC commodity derivatives	207.0	369.9	1,084.0	1,110.3
Exchange-traded foreign exchange derivatives	49.8	37.2	66.0	52.0
OTC foreign exchange derivatives	302.5	303.9	618.5	609.8
Exchange-traded interest rate derivatives	449.3	478.7	228.4	203.6
OTC interest rate derivatives	24.8	25.9	—	—
Exchange-traded equity index derivatives	4,541.8	4,794.0	221.3	245.4
TBA and forward settling securities	5.0	2.1	8.8	4.9
Gross fair value of derivative contracts	8,035.9	8,511.0	4,321.2	4,201.0
Impact of netting and collateral	(8,118.5)	(8,317.6)	(4,205.5)	(3,879.2)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$(268.7)		$(46.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$186.1		$162.1
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$—		$4.8
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$193.4		$317.0

(1)	As of September 30, 2018 and 2017, the Company’s derivative contract volume for open positions was approximately 10.6 million and 6.1 million contracts, respectively.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services (“Commercial Hedging”) segment. The Company assists its Commercial Hedging segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment clients with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The Company transacts in derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures in the Company’s fixed income portfolio. The fair value of these transactions is recorded in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.
The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of September 30, 2018, TBA and forward settling securities recorded within deposits with and receivables from broker-dealers, clearing organizations, and counterparties are summarized as follows (in millions):

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased	$1.2	$721.5
Unrealized loss on TBA securities purchased	$(0.6)	$293.2
Unrealized gain on TBA securities sold	$3.2	$(1,099.5)
Unrealized loss on TBA securities sold	$(1.5)	$(812.7)
Unrealized loss on forward settling securities purchased	$0.5	$614.3
Unrealized gain on forward settling securities sold	$0.1	$(427.2)
The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA and forward settling securities and do not represent counterparty exposure.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2018, 2017, and 2016, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ and ‘cost of sales of physical commodities’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2018	2017	2016
Commodities	$94.0	$47.3	$41.8
Foreign exchange	9.2	8.7	9.7
Interest rate and equity	1.0	(0.1)	0.8
TBA and forward settling securities	14.5	(2.5)	(14.4)
Net gains from derivative contracts	$118.7	$53.4	$37.9
Credit Risk
In the normal course of business, the Company purchases and sells financial instruments, commodities and foreign currencies as either principal or agent on behalf of its clients. If either the client or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the fair value of the financial instrument or foreign currency is different from the contract value of the transaction.
The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with commodity exchanges, clients, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2018 and September 30, 2017 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net, receivables from clients, net, and notes receivable, net include an allowance for doubtful accounts, which reflects the Company’s best estimate of probable losses inherent in the accounts. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for doubtful accounts. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $48.0 million and $47.0 million as of September 30, 2018 and 2017, respectively. The allowance for doubtful accounts related to receivables from clients was $10.2 million and $7.6 million as of September 30, 2018 and 2017, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2018 and 2017.
During the year ended September 30, 2018, the Company recorded bad debt expense related to clients, net of recoveries, of $3.1 million, including provision net increases of $2.9 million, direct write-offs of $0.3 million, and recoveries of $0.1 million. The increase in bad debts during fiscal 2018 primarily related to $2.8 million of agricultural OTC client account deficits in the Commercial Hedging segment and $0.4 million of exchange-traded client account deficits in the Clearing & Execution Services segment, partially offset by a provision decrease in the Physical Commodities segment.
During the year ended September 30, 2017, the Company recorded bad debt expense related to clients, net of recoveries, of $4.3 million, including provision increases of $4.2 million and direct write-offs of $0.1 million. The increase in bad debts during fiscal 2017 primarily related to $3.8 million of client deficits in the Commercial Hedging segment, primarily related to account deficits from South Korean and Dubai commercial LME clients, $0.2 million of uncollectible client receivables in the Physical Commodities segment, and $0.3 million of uncollectible client receivables in the Clearing & Execution Services segment, primarily related to our derivatives voice brokerage business.
During first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier (counterparty), as further discussed in Note 17.
During the year ended September 30, 2016, the Company recorded bad debt expense related to clients, net of recoveries, of $4.4 million, including provision increases of $4.2 million and direct write-offs of $0.4 million, offset by recoveries of $0.2 million. The increase in bad debts during fiscal 2016 primarily related to $3.6 million of client deficits in the Commercial

Hedging segment, $0.4 million of uncollectible client receivables in the Physical Commodities segment, and $0.4 million of uncollectible service fees and notes in the Securities segment.
Activity in the allowance for doubtful accounts for the years ended September 30, 2018, 2017, and 2016 was as follows:

(in millions)	2018	2017	2016
Balance, beginning of year	$54.6	$9.7	$11.2
Provision for bad debts	3.9	51.0	4.2
Charge-offs	(0.3)	(6.1)	(5.7)
Balance, end of year	$58.2	$54.6	$9.7
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	September 30, 2018	September 30, 2017
Physical Ag & Energy(1)	$114.7	$65.1
Precious metals - held by broker-dealer subsidiary(2)	42.1	13.3
Precious metals - held by non-broker-dealer subsidiaries(3)	65.7	46.4
Physical commodities inventory	$222.5	$124.8
(1) Physical Ag & Energy maintains agricultural commodity inventories, including corn, soybeans, wheat, canola, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the consolidated income statement. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also maintains energy inventory, primarily propane, gasoline, and kerosene, which are valued at the lower of cost or net realizable value.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at net realizable value, with changes in net realizable value included as a component of ‘trading gains, net’ on the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable value adjustments for certain precious metals inventory of $0.4 million and $0.7 million as of September 30, 2018 and 2017, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2018, 2017, and 2016, depreciation expense was $9.4 million, $7.0 million and $6.6 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2018 and 2017 is as follows:

(in millions)	September 30, 2018	September 30, 2017
Property and equipment:
Furniture and fixtures	$8.7	$7.2
Software	30.5	25.3
Equipment	24.7	22.6
Leasehold improvements	17.0	15.4
Total property and equipment	80.9	70.5
Less accumulated depreciation	(38.5)	(31.8)
Property and equipment, net	$42.4	$38.7
Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2018 and 2017 is as follows:

(in millions)	September 30, 2018	September 30, 2017
Commercial Hedging	$30.3	$30.7
Global Payments	8.9	6.3
Physical Commodities	2.4	2.4
Securities	6.8	7.7
Goodwill	$48.4	$47.1
The Company recorded $1.3 million and zero in foreign exchange translation losses on goodwill within the Commercial Hedging and Securities operating segments for the years ended September 30, 2018 and 2017, respectively. The Company also recorded additional goodwill of $2.6 million within the Global Payments operating segment related to the acquisition of PayCommerce Financial Solutions, LLC as discussed further in Note 19.
Note 9 – Intangible Assets
During the year ended September 30, 2018, the Company recorded additional client base intangible assets of $1.4 million as part of the PayCommerce Financial Solutions, LLC acquisition. See Note 19- Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade name	$—	$—	$—	$—	$—	$—
Software programs/platforms	2.7	(2.6)	0.1	2.7	(2.5)	0.2
Client base	21.4	(10.1)	11.3	20.0	(7.9)	12.1
Total intangible assets	$24.1	$(12.7)	$11.4	$22.7	$(10.4)	$12.3
Amortization expense related to intangible assets was $2.3 million, $2.8 million, and $1.6 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. The estimated future amortization expense as of September 30, 2018 is as follows (in millions):

Year ending September 30,
2019	$2.5
2020	2.2
2021	2.2
2022	1.0
2023 and thereafter	3.5
$11.4

Note 10 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $594.5 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities are as follows:

•
A three-year first-lien senior secured committed syndicated loan facility under which $262.0 million is available to the Company for general working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%, and averaged 5.17% as of September 30, 2018. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement. The Company was in compliance with all covenants under the loan facility as of September 30, 2018.

•
An unsecured syndicated committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, INTL FCStone Financial to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone Financial’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 7.25% as of September 30, 2018. The agreement contains financial covenants related to INTL FCStone Financial’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. INTL FCStone Financial was in compliance with these covenants as of September 30, 2018. The facility is guaranteed by the Company.

•
A syndicated committed borrowing facility under which $232.5 million is available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.38% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Eurodollar Rate plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined, which averaged 4.77% as of September 30, 2018. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2018.

•
An unsecured syndicated committed borrowing facility under which $25.0 million is available to the Company’s wholly owned subsidiary, INTL FCStone Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2018. The facility is guaranteed by the Company.

The Company also has a secured, uncommitted loan facility, under which INTL FCStone Ltd may borrow up to £20.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its clients, subject to certain terms and conditions of the credit agreement.
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Financial may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were $0 and $23.0 million in borrowings outstanding under this credit facility at September 30, 2018 and 2017, respectively. Borrowings under this facility bear interest at the Fed Funds Rate, as defined, plus 2.5%.
The Company also has a secured uncommitted loan facility under which INTL FCStone Financial may borrow for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The facility bears interest at a rate per annum equal to such rate in respect of such day as determined by the bank in its sole discretion. In the event that the Company fails to pay the principal and interest on the scheduled due date, the facilities bear penalty interest at a rate equal to the Federal Funds rate plus 2%. The amounts borrowed under the facilities are payable on demand. At September 30, 2018 and 2017, the Company had $14.0 million and $0, respectively, of borrowings outstanding under this credit facility. The interest rate associated with the borrowings outstanding as of September 30, 2018, was 2.88%.
The Company also has secured uncommitted loan facilities under which INTL FCStone Financial may borrow up to $150.0 million for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreements. The loans are payable on demand and bear interest at a rate mutually agreed to with the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to the Company. There were $0 and $11.0 million in borrowings outstanding under these credit facilities at September 30, 2018 and 2017, respectively.
In August 2018, the Company executed a secured uncommitted loan facility under which FCStone Merchants could borrow up to $15.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchants that is (a) either located outside of the U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. Loans under the facility accrue interest at a per annum rate equal to the applicable Cost of Funds Rate, as defined, plus 3.00% or at the Base Rate, as defined, plus 2.00%. Letters of credit under the facility accrue a fee at the per annum rate of 2.75%. There were $3.8 million in borrowings outstanding under this credit facility at September 30, 2018. The interest rate associated with these borrowings was approximately 5.4%. In December 2018, the Company executed an amendment to increase the availability under this uncommitted loan facility to $20.0 million.
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

The following table sets forth a listing of credit facilities, the current committed amounts, as of the report date, on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note as of September 30, 2018 and 2017:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2018	September 30, 2017
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$208.2	$150.0
INTL FCStone Financial Inc.	None	April 4, 2019	75.0	—	—
FCStone Merchants Services, LLC	Certain commodities assets	November 1, 2019	232.5	128.0	44.2
INTL FCStone Ltd.	None	January 31, 2019	25.0	—	—
			$594.5	336.2	194.2
Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	—	14.0	34.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	—	—	—
FCStone Merchants Services, LLC	Certain commodities assets	n/a	—	3.8	—
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				1.2	2.0
Total Payables to lenders under loans				$355.2	$230.2
As reflected above, $362 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2019. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Note 11 – Commitments and Contingencies
Legal and Regulatory Proceedings
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal and regulatory proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal or regulatory proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the limits of the respective policy. Additionally, the Company is subject to extensive regulation and supervision by U.S. federal and international governmental agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such regulatory agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
As of September 30, 2018 and 2017, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company:
Sentinel Litigation
Prior to the July 1, 2015 merger into INTL FCStone Financial, our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant (“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to clients and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition. A further $2.0 million was held by the bankruptcy trustee in reserve in the name of FCStone, LLC.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs, seeking recovery of pre- and post-petition transfers totaling $15.5 million.
On April 23, 2018, following ten years of legal proceedings and a final ruling by the United States Court of Appeals for the Seventh Circuit against the trustee in favor of INTL FCStone Financial, the United States Supreme Court denied the trustee’s petition for writ of certiorari. Following this, on May 1, 2018, INTL FCStone Financial received funds from the reserve account in the amount of $2.0 million. This amount is presented in ‘Other gains’ in the consolidated income statement for the year ended September 30, 2018.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Contractual Commitments
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases was $12.0 million, $11.3 million and $9.9 million, for fiscal years ended September 30, 2018, 2017, and 2016, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2018 are as follows:

(in millions)
Year ending September 30,
2019	$10.1
2020	9.3
2021	8.1
2022	5.8
2023	4.5
Thereafter	5.6
$43.4
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2018 fair values. The purchase commitments and other obligations as of September 30, 2018 for less than one year, one to three years and three to five years were $1,204.7 million, $1.7 million and $1.8 million, respectively. There were $2.0 million in purchase commitments and other obligations after five years as of September 30, 2018. The purchase commitments for less than one year will be offset by corresponding sales commitments of $1,406 million.

Exchange Member Guarantees
The Company is a member of various exchanges that trade and clear futures and option contracts. In connection with the Sterne acquisition, the Company is also a member of and provides guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral.
The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2018 and 2017, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheets.
Note 12 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary INTL FCStone Financial is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. INTL FCStone Financial is also a commodity futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, INTL FCStone Financial is required to maintain “adjusted net capital”, equivalent to the greater of $1,000,000 or 8 percent of client and nonclient risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. INTL FCStone Financial also has restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
INTL FCStone Financial as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of INTL FCStone Financial relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated clients’ accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of INTL FCStone Financial relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts. See below for additional information regarding INTL FCStone Financial’s calculation of segregated and secured client funds.
The Company’s subsidiary SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
INTL Gainvest S.A. and INTL CIBSA S.A. are regulated by the Comision Nacional de Valores, and are subject to net capital and capital adequacy requirements.
All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2018, as follows:

(in millions)			As of September 30, 2018
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	Net capital	$167.7	$101.4
INTL FCStone Financial Inc.	CFTC	Segregated funds	$2,637.0	$2,579.7
INTL FCStone Financial Inc.	CFTC	Secured funds	$148.9	$132.8
INTL FCStone Financial Inc.	SEC	Customer reserve	*	$6.4
INTL FCStone Financial Inc.	SEC	PAB reserve	$0.3	$—
SA Stone Wealth Management Inc.	SEC	Net capital	$4.6	$0.4
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$193.1	$95.9
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$187.3	$182.1
INTL Netherlands BV	FCA (United Kingdom)	Net capital	$193.0	$95.9
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$11.2	$2.1
INTL Gainvest S.A.	National Securities Commission ("CNV")	Capital adequacy	$4.2	$0.1
INTL Gainvest S.A.	CNV	Net capital	$1.2	$0.1
INTL CIBSA S.A.	CNV	Capital adequacy	$4.4	$0.5
INTL CIBSA S.A.	CNV	Net capital	$3.1	$0.3
* As of September 30, 2018, the Company had no balance in the customer reserve SRBA. As a result of the reserve requirement determined through the weekly computation, the Company made a deposit to the customer reserve SRBA of $11.4 million on October 2, 2018, to meet the customer segregation requirements under Rule 15c3-3.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2018, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the clients sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $1.9 million and $0.8 million as of September 30, 2018 and 2017, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2018 and 2017, financial instruments owned, at fair value of $123.0 million and $19.4 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheet.
In addition, as of September 30, 2018 and 2017, the Company pledged financial instruments owned, at fair value of $1,481.1 million and $1,306.4 million, respectively, and securities received under reverse repurchase agreements of $369.8 million and $100.2 million, respectively, to cover collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the consolidated balance sheet.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $267.9 million and $108.4 million as of September 30, 2018 and 2017, respectively. Additionally, the Company has also pledged financial instruments owned of $27.1 million and $12.7 million as of September 30, 2018 and 2017, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 10.
At September 30, 2018 and 2017, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2018 and 2017 was $1,294.8 million and $631.7 million, respectively, of which $473.9 million and $306.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of September 30, 2018 and 2017 (in millions):

	September 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$934.9	$661.3	$340.5	$1,936.7
Securities loaned	277.9	—	—	277.9
Gross amount of secured financing	$1,212.8	$661.3	$340.5	$2,214.6

	September 30, 2017
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$640.2	$432.9	$320.0	$1,393.1
Securities loaned	111.1	—	—	111.1
Gross amount of secured financing	$751.3	$432.9	$320.0	$1,504.2
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of September 30, 2018 and 2017 (in millions):

Securities sold under agreements to repurchase:	September 30, 2018	September 30, 2017
U.S. Treasury obligations	$39.6	$7.0
U.S. government agency obligations	461.7	332.6
Asset-backed obligations	50.0	36.4
Agency mortgage-backed obligations	1,385.4	1,017.1
Total securities sold under agreements to repurchase	$1,936.7	$1,393.1

Securities loaned:
Equity securities	277.9	111.1
Total securities loaned	277.9	111.1
Gross amount of secured financing	$2,214.6	$1,504.2

Note 14 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $6.6 million, $6.3 million and $5.1 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2018, there were 0.6 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2018	2017	2016
Expected stock price volatility	30%	31%	28%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.23%	0.99%	0.83%
Average expected life (in years)	3.06	3.08	3.06
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2018, 2017, and 2016 was $9.79, $8.67 and $6.40, respectively.
The following is a summary of stock option activity for the year ended September 30, 2018:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2017	652,494	881,403	$27.31	$11.55	3.57	$9.8
Granted	(79,800)	79,800	$44.17	$9.79
Exercised		(110,423)	$23.79	$7.98
Forfeited	13,324	(13,324)	$33.19	$7.14
Expired	2,002	(2,002)	$32.60	$6.78
Balances at September 30, 2018	588,020	835,454	$29.27	$11.93	3.01	$15.9
Exercisable at September 30, 2018		314,366	$27.16	$11.68	2.81	$6.7
The total compensation cost not yet recognized for non-vested awards of $3.0 million as of September 30, 2018 has a weighted-average period of 3.13 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 was $2.1 million, $2.6 million and $1.9 million, respectively.

The options outstanding as of September 30, 2018 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	—	n/a	n/a
$20.00	-	$25.00	28,668	$20.54	0.27
$25.00	-	$30.00	580,000	$25.91	3.37
$30.00	-	$35.00	49,656	$31.37	1.28
$35.00	-	$40.00	100,330	$38.77	2.27
$40.00	-	$45.00	74,800	$43.88	3.30
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	2,000	$55.28	3.89
			835,454	$29.27	3.01
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2018, 1.4 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2018:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2017	1,459,976	354,474	$33.34	1.26	$13.6
Granted	(85,404)	85,404	$44.86
Vested		(162,544)	$31.14
Forfeited	2,706	(2,706)	$36.24
Balances at September 30, 2018	1,377,278	274,628	$38.20	1.15	$13.3
The total compensation cost not yet recognized of $6.8 million as of September 30, 2018 has a weighted-average period of 1.15 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 15 – Retirement Plans
Defined Benefit Retirement Plans
The Company has a frozen qualified defined benefit pension plan (the “Qualified Plan”) and a nonqualified defined benefit pension plan (the “Nonqualified Plan”), and recognizes their funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in “other assets” or “accounts payable and other accrued liabilities” in the consolidated balance sheets, depending on the funded status of each plan.
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 80% debt securities and 20% equity investments and had a total fair value of $35.6 million and $36.3 million as of September 30, 2018 and 2017, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $32.5 million and $34.7 million and the discount rate assumption used in the measurement of this obligation was 4.20% and 3.75% as of September 30, 2018 and 2017, respectively. Related to the Qualified Plan, the Company’s net liability for retirement costs had a funded status of $3.1 million and $1.6 million as of September 30, 2018 and 2017, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2018 and 2017. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.6 million and $1.8 million as of September 30, 2018 and 2017, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.6 million and $1.7 million as of September 30, 2018 and 2017, respectively.
The Company recognized a net periodic benefit $0.2 million and $0.3 million for the year ended September 30, 2018 and 2017, respectively. The net periodic benefit cost associated with the plans was $0.2 million for the year ended September 30, 2016. The expected long-term return on plan assets assumption is 4.50% for 2018. The Company made contributions of $1.0 million and $2.0 million to the plans in the years ended September 30, 2018 and 2017, respectively. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2019, $2.0 million in 2020, $2.0 million in 2021, $2.0 million in 2022, $2.0 million in 2023 and $9.7 million in 2024 through 2028.
Defined Contribution Retirement Plans
The Company offers participation in the INTL FCStone Inc. 401(k) Plan (“401(k) Plan”), a defined contribution plan providing retirement benefits to all domestic full-time non-temporary employees who have reached 21 years of age. Employees may contribute from 1% to 80% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company makes matching contributions to the 401(k) Plan in an amount equal to 62.5% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8% of employee compensation. Matching contributions vest, by participant, based on the following years of service schedule: less than two years – none, after two years – 33%, after three years – 66%, and after four years – 100%.
U.K. based employees of INTL FCStone are eligible to participate in a defined contribution pension plan. The Company contributes double the employee’s contribution up to 10% of total base salary for this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.
For fiscal years ended September 30, 2018, 2017, and 2016, the Company’s contribution to these defined contribution plans were $6.8 million, $6.1 million and $5.3 million, respectively.
Note 16 – Other Expenses
Other expenses for the years ended September 30, 2018, 2017, and 2016 are comprised of the following:

	Year Ended September 30,
(in millions)	2018	2017	2016
Contingent consideration, net(1)	$—	$0.1	$0.4
Insurance	2.6	2.7	2.1
Advertising, meetings and conferences	6.2	4.0	5.1
Office supplies and printing	1.7	2.1	1.2
Other clearing related expenses	2.5	2.6	1.3
Other non-income taxes	4.9	4.6	4.3
Other	8.4	9.8	7.9
Total other expenses	$26.3	$25.9	$22.3
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3).
Note 17 – Bad Debt on Physical Coal
During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business, conducted solely in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal include allowances on amounts due to the Company from the supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL

Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts.
During fiscal 2017, the Company purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to clients’ vessels. The Company took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto clients’ vessels. The logistics related to the delivery of coal to the clients’ vessels was out-sourced to the Company’s coal supplier, and the Company determined that certain purchased coal was not delivered to the clients’ vessels during the fourth quarter ended September 30, 2017. Furthermore, the Company determined that the supplier was unable to deliver such purchased coal to its clients. Demurrage claims, dead freight, and other penalty charges paid and payable by INTL Asia Pte. Ltd. to its clients were due to be reimbursed by the supplier based on transaction agreements with the supplier. The Company determined the supplier was unable to make this reimbursement.
The Company received an acknowledgment of debt and a note from the supplier, however, there is substantial uncertainty as to whether the supplier will be able to meet its financial obligations to the Company and as to the timing of any recovery. The Company continues to pursue all legal avenues available to it regarding this matter. The bad debt on physical coal is presented separately as a component of income before tax in the consolidated income statements. The Company has completed its exit of the physical coal business, which was part of our Physical Commodities segment and was conducted solely in INTL Asia Pte. Ltd.
On November 22, 2018, the Company reached a settlement with a client, paying $5.1 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017, and accordingly the Company will record a recovery on the bad debt on physical coal of $1.7 million in the three months ending December 31, 2018.
Note 18 – Income Taxes
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States (“U.S.”) signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (the “Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowers the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. The 21% U.S. statutory tax rate will apply to fiscal years ending September 30, 2019 and thereafter. The Tax Reform also imposes a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Reform.
The accounting for certain elements of the Tax Reform is incomplete. However, as of September 30, 2018, the accounting for the remeasurement of the deferred tax assets and liabilities is complete. The remeasurement of the deferred tax assets and liabilities resulted in $8.6 million of income tax expense, which increased the effective tax rate by 8.5% during the year ended September 30, 2018.
To determine the amount of the mandatory repatriation transition tax, the Company must determine, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company made a reasonable estimate of the mandatory repatriation transition tax and recorded a provisional transition tax obligation of $11.2 million, which increased the effective tax rate by 11% during the year ended September 30, 2018. While the Company can make reasonable estimates for the deemed repatriation transition tax, the final tax impact may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by taxing authorities, and actions the Company may take.
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (GILTI), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (BEAT), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company has not yet determined the potential tax impact of provisions that are not yet effective, such as GILTI, BEAT, and the elimination of U.S. tax on dividends of future foreign earnings.  The Company expects to make the policy election to treat GILTI as a period expense in the first quarter of fiscal year 2019.
Income tax expense (benefit) for the years ended September 30, 2018, 2017, and 2016 was allocated as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Income tax expense attributable to income from operations	$46.0	$8.8	$18.0
Taxes allocated to stockholders’ equity, related to pension liabilities	0.1	1.0	0.2
Taxes allocated to additional paid-in capital, related to share-based compensation	—	0.1	(0.8)
Total income tax expense	$46.1	$9.9	$17.4
The components of income tax expense (benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Current taxes:
U.S. federal	$0.8	$0.7	$1.3
U.S. State and local	0.5	1.2	0.8
International	22.4	16.7	16.8
Total current taxes	23.7	18.6	18.9
Deferred taxes	22.3	(9.8)	(0.8)
Income tax benefit attributable to interest income	—	—	(0.1)
Income tax expense	$46.0	$8.8	$18.0
U.S. and international components of (loss) income from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
U.S.	$9.9	$(13.9)	$4.8
International	91.6	29.1	67.9
Income from operations, before tax	$101.5	$15.2	$72.7
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2018	2017	2016
Federal statutory rate effect of:	24.5%	35.0%	35.0%
U.S. State and local income taxes	0.8%	(2.6)%	1.3%
Foreign earnings and losses taxed at lower rates	(0.8)%	11.5%	(11.0)%
Change in foreign valuation allowance	(0.8)%	(1.4)%	(0.3)%
Change in state valuation allowance	—%	4.1%	—%
U.S. permanent items	(0.2)%	3.6%	0.8%
Foreign permanent items	2.1%	8.1%	1.9%
U.S. bargain purchase gain	—%	—%	(3.0)%
Remeasurement of deferred tax	8.5%	—%	—%
Repatriation Transition tax	11.0%	—%	—%
Other reconciling items	0.2%	(0.6)%	0.3%
Effective rate	45.3%	57.7%	25.0%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2018	September 30, 2017
Deferred tax assets:
Share-based compensation	$2.8	$3.7
Pension liability	—	0.1
Deferred compensation	1.4	2.0
Foreign net operating loss carryforwards	4.2	5.6
U.S. State and local net operating loss carryforwards	8.7	6.6
U.S. federal net operating loss carryforwards	—	21.9
Intangible assets	1.8	6.1
Bad debt reserve	1.5	1.4
Tax credit carryforwards	—	1.6
Foreign tax credit carryforwards	6.5	—
Other compensation	3.4	3.6
Other	0.9	1.9
Total gross deferred tax assets	31.2	54.5
Less valuation allowance	(3.5)	(4.0)
Deferred tax assets	27.7	50.5
Deferred income tax liabilities:
Unrealized gain on securities	2.6	3.2
Prepaid expenses	1.8	2.5
Property and equipment	3.1	2.2
Pension liability	0.4	—
Deferred income tax liabilities	7.9	7.9
Deferred income taxes, net	$19.8	$42.6
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2018 and 2017, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $9.4 million and $30.1 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The Company utilized the $21.9 million U.S. federal net operating loss in the current year against the mandatory repatriation transition tax. The state and local net operating loss carryforwards of $5.7 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a net operating loss carryforward of $2.9 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of Tax Reform, the AMT credit carryforward deferred tax asset has been reclassified to income taxes receivable. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is fully refundable by fiscal year 2022. In the current year, the Company generated $6.5 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, the Company believes that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.
The valuation allowance for deferred tax assets as of September 30, 2018 was $3.5 million. The net change in the total valuation allowance for the year ended September 30, 2018 was a decrease of $0.5 million. The valuation allowances as of September 30, 2018 and 2017 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2018 (excluding the taxable income associated with the mandatory repatriation transition tax), 2017, and 2016 of $(3.7) million, $(20.5) million, and $(9.7) million, respectively. The differences between actual levels of past taxable losses and pre-tax book income (losses) are primarily attributable to temporary differences in these jurisdictions, such as tax deductible amortization and bonus depreciation. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $5.0 million that are scheduled to reverse from 2019 to 2021 and $2.5 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized in less than 5 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $354.7 million as of September 30, 2018. The Company recognized the mandatory repatriation tax related to these undistributed earnings as part of Tax Reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but may be subject to applicable withholding taxes in the relevant jurisdictions. The Company’s intent is to permanently reinvest these funds outside of the United States, with the exception of $13.0 million that will be distributed in fiscal year 2019. Foreign withholding tax is not applicable to this distribution.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Balance, beginning of year	$0.1	$0.1	$—
Gross increases for tax positions related to prior years	—	—	0.1
Balance, end of year	$0.1	$0.1	$0.1
The Company has a minimal balance of unrecognized tax benefits as of September 30, 2018, that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest and penalties included in the consolidated balance sheets as of September 30, 2018 and 2017.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2018, 2017, and 2016.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2018 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2017 to September 30, 2018. In Brazil, the Company has open tax years ranging from December 31, 2013 through December 31, 2017. In Argentina, the Company has open tax years ranging from September 30, 2011 to September 30, 2018. In Singapore, the Company has open tax years ranging from September 30, 2014 to September 30, 2018.
Note 19 – Acquisitions
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2018
PayCommerce Financial Solutions, LLC
On September 5, 2018, the Company acquired all of the outstanding membership interests of PayCommerce Financial Solutions, LLC (“PCFS”). Subsequent to the acquisition, the Company renamed PCFS to INTL Technology Services, LLC (“ITS”). ITS is a fully accredited SWIFT Service Bureau provider. This acquisition enables the Company to act as a SWIFT Service Bureau for its 300-plus correspondent banking network, thus providing another important service for delivering local currency, cross-border payments to the developing world. The purchase price was approximately $3.8 million of cash consideration. The purchase price allocation resulted in $0.7 million in receivables, $0.8 million in property, plant, and equipment, $0.5 million in equity investments, and $2.2 million in liabilities assumed. Additionally, the Company acquired identifiable, definite lived client relationship and client list assets that have been assigned a fair value of $1.3 million and a useful life of 5 years. The fair value of the consideration transferred exceeded the fair value of identifiable assets acquired and liabilities assumed. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired of $2.6 million was recorded as goodwill. Management believes that the goodwill represents the synergies expected from the incremental revenue that can be realized from combining the technologies acquired with the Company’s pre-existing correspondent banking network. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management’s estimates and assumptions.

This business has been included within the Company’s Global Payments Segment. The Company’s consolidated income statement for the year ended September 30, 2018 includes the post-acquisition results of ITS, which was immaterial in relation to the Company’s consolidated results.
Carl Kliem S.A.
On June 12, 2018, the Company executed a sale and purchase agreement to acquire the entire issued and outstanding share capital of Carl Kliem S.A. Carl Kliem S.A. is an independent interdealer broker based in Luxembourg, a leading European financial hub, which provides foreign exchange, interest rate and fixed income products to a diverse, institutional client base across the European Union. Carl Kliem S.A. employs approximately 40 people and has over 400 active institutional clients. This acquisition is expected to provide the Company with a strong European client base and a European Union based footprint following the completion of Brexit. The closing of the agreement was conditional upon approval of the Luxembourg financial sector supervisory authority, the Commission de Surveillance du Secteur Financier (“CSSF”). In November 2018, the Company received regulatory approval from the CSSF to complete the acquisition and the acquisition closed effective November 30, 2018. The purchase price is equal to the net tangible book value on the closing date minus restructuring costs and is not material to the Company. The initial accounting for the purchase price allocation is not yet complete.
Acquisition in Fiscal 2017
ICAP’s EMEA Oils Broking Business
Effective October 1, 2016, the Company’s subsidiary, INTL FCStone Ltd acquired the London-based EMEA oils business of ICAP Plc. The business included more than 30 front office employees across the fuel, crude, middle distillates, futures and options desks that have relationships with more than 200 commercial and institutional clients throughout Europe, the Middle East and Africa. The terms of the agreement included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment. The cash consideration paid to ICAP was dependent upon the number of brokers who accepted INTL FCStone Ltd’s employment offer. The transaction was accounted for as an asset acquisition in accordance with FASB ASC 805-50 and FASB ASC 350. The cash consideration paid was allocated entirely to the intangible asset recognized related to the client base acquired. The intangible asset was assigned to the Clearing and Execution Services segment and will be amortized over a useful life of 5 years.
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
The acquisition-date fair value of the consideration transferred totaled $45.0 million. The purchase price allocation resulted in $24.9 million in cash, $151.6 million in receivables, $5.7 million in deferred tax assets, $4.8 million in other assets and $136.0 million in liabilities assumed. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.2 million for the year ended September 30, 2016, which is included in the line item ‘Other gains’ in the consolidated income statement. The Company believes the transaction resulted in a gain primarily due to the Company’s ability to incorporate these business activities into its existing business structure, and its ability to utilize certain deferred tax assets and other assets while operating the business that may not have been likely to be realized by the seller. There were no purchase price adjustments recorded during the measurement period and the purchase price allocation is now considered final.
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

Note 20 – Accumulated Other Comprehensive (Loss) Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income includes net actuarial gains from defined benefit pension plans and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive (loss) income for the year ended September 30, 2018.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2017	$(21.5)	$(3.0)	$(24.5)
Other comprehensive (loss) income, net of tax before reclassifications	(9.0)	0.3	(8.7)
Amounts reclassified from AOCI, net of tax	—	0.1	0.1
Other comprehensive (loss) income, net of tax	(9.0)	0.4	(8.6)
Balances as of September 30, 2018	$(30.5)	$(2.6)	$(33.1)

Note 21 – Segment and Geographic Information
The Company reports its operating segments based on services provided to clients. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•
Securities (includes components Equity Capital Markets (formerly referred to as Equity Market-Making), Debt Capital Markets (which now includes both our Debt Trading and Investment Banking businesses discussed in prior fiscal years) and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-Traded Futures and Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management, and Derivative Voice Brokerage)
Commercial Hedging
The Company serves its commercial clients through its team of risk management consultants, providing a high-value-added service that it believes differentiates the Company from its competitors and maximizes the opportunity to retain clients. The Company’s risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, the Company develops a plan to control and hedge these risks with post-trade reporting against specific client objectives. Clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
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
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in more than 170 countries and 140 currencies, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Its proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and the Company believes it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows clients to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), the Company is able to offer its services to large money center and global banks seeking more competitive international payments services.
Through this single comprehensive platform and our commitment to client service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through its global network of approximately 300 correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
The Company believes its clients value its ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from its years of foreign exchange expertise focused on smaller, less liquid currencies.
Securities
The Company provides value-added solutions that facilitate cross-border trading and believes its clients value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted

ADRs, GDRs and foreign ordinary shares. The Company makes markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, it will, on request, make prices in more than 10,000 unlisted foreign securities. The Company is also a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
The Company acts as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
Clearing and Execution Services (CES)
The Company provides competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in major foreign currency pairs and swap transactions. Through its platform, client orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2018, the Company held $2.6 billion in required client segregated assets, which it believes makes it the third largest independent futures commission merchant (“FCM”) in the U.S. not affiliated with a major financial institution or commodity intermediary, end-user or producer, as measured by required client segregated assets. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.

The Company is an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. The Company’s independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. The Company believes it is one of the leading mid-market clearer’s in the securities industry, with approximately 60 correspondent clearing relationships with over $15 billion in assets under management or administration as of September 30, 2018.
Within this segment, the Company also maintains what it believes is one of the largest non-bank prime brokers and swap dealers in the world. Through this offering, the Company provides prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. The Company provides its clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. The Company also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
Through its London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, the Company employs over 30 employees providing brokerage services across the fuel, crude and middle distillates markets with over 200 well known commercial and institutional clients throughout Europe, the Middle East and Africa.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Total revenues:
Commercial Hedging	$286.7	$244.6	$236.1
Global Payments	99.2	89.2	73.2
Securities	196.2	151.7	175.2
Physical Commodities	26,703.8	28,684.4	14,120.5
Clearing and Execution Services	332.4	259.8	151.1
Corporate unallocated	4.4	(6.1)	(1.2)
Total	$27,622.7	$29,423.6	$14,754.9
Operating revenues (loss):
Commercial Hedging	$286.7	$244.6	$236.1
Global Payments	99.2	89.2	73.2
Securities	196.2	151.7	175.2
Physical Commodities	56.9	44.8	36.6
Clearing and Execution Services	332.4	259.8	151.1
Corporate unallocated	4.4	(6.1)	(1.2)
Total	$975.8	$784.0	$671.0
Net operating revenues (loss):
Commercial Hedging	$226.4	$194.3	$188.2
Global Payments	93.5	80.6	65.3
Securities	94.6	94.6	121.9
Physical Commodities	44.8	37.3	31.5
Clearing and Execution Services	122.6	102.2	48.8
Corporate unallocated	(0.3)	(16.4)	(11.8)
Total	$581.6	$492.6	$443.9
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commercial Hedging	$164.7	$141.8	$134.4
Global Payments	75.0	64.4	52.2
Securities	69.1	75.6	97.5
Physical Commodities	31.8	27.2	23.4
Clearing and Execution Services	91.8	78.0	39.5
Total	$432.4	$387.0	$347.0
Segment income (loss):
(Net contribution less non-variable direct segment costs):
Commercial Hedging	$96.4	$72.8	$68.7
Global Payments	59.8	50.6	39.8
Securities	40.8	46.6	69.4
Physical Commodities (1)	16.6	(31.4)	13.3
Clearing and Execution Services	48.3	30.4	14.8
Total	$261.9	$169.0	$206.0
Reconciliation of segment income to income before tax:
Segment income	$261.9	$169.0	$206.0
Costs not allocated to operating segments (2)	162.4	153.8	139.5
Other gains	2.0	—	6.2
Income before tax	$101.5	$15.2	$72.7
(1) During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 17.

(2) The costs not allocated to operating segments include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

(in millions)	As of September 30, 2018	As of September 30, 2017	As of September 30, 2016
Total assets:
Commercial Hedging	$1,935.7	$1,650.3	$1,637.5
Global Payments	206.6	199.5	191.4
Securities	3,058.2	2,101.7	2,130.7
Physical Commodities	413.7	339.5	258.0
Clearing and Execution Services	2,109.9	1,818.9	1,617.4
Corporate unallocated	100.6	133.5	115.3
Total	$7,824.7	$6,243.4	$5,950.3
Information regarding revenues and operating revenues for the years ended September 30, 2018, 2017, and 2016, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2018, 2017, and 2016 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2018	2017	2016
Total revenues:
United States	$1,587.6	$1,168.0	$817.1
Europe	189.6	166.9	463.5
South America	59.5	53.9	64.8
Asia	25,781.4	28,030.3	13,405.1
Other	4.6	4.5	4.4
Total	$27,622.7	$29,423.6	$14,754.9
Operating revenues:
United States	$695.3	$529.4	$457.0
Europe	189.0	166.9	120.2
South America	58.0	54.0	64.8
Asia	28.9	29.2	24.6
Other	4.6	4.5	4.4
Total	$975.8	$784.0	$671.0

(in millions)	As of September 30, 2018	As of September 30, 2017	As of September 30, 2016
Long-lived assets, as defined:
United States	$33.0	$29.7	$23.3
Europe	6.8	7.3	4.8
South America	1.4	1.5	1.2
Asia	1.2	0.2	0.1
Total	$42.4	$38.7	$29.4

Note 22 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2018 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30(1)	June 30	March 31	December 31
Total revenues	$6,078.8	$7,118.3	$6,507.0	$7,918.6
Cost of sales of physical commodities	5,835.6	6,858.5	6,246.8	7,706.0
Operating revenues	243.2	259.8	260.2	212.6
Transaction-based clearing expenses	43.1	49.0	50.7	36.9
Introducing broker commissions	32.4	34.1	36.2	31.1
Interest expense	25.3	22.1	19.0	14.3
Net operating revenues	142.4	154.6	154.3	130.3
Compensation and benefits	85.4	86.9	88.2	77.2
Bad debts	1.2	1.6	0.2	0.1
Bad debt on physical coal (1)	—	—	—	1.0
Other expenses	35.3	35.2	36.4	33.4
Total compensation and other expenses	121.9	123.7	124.8	111.7
Other gain	—	2.0	—	—
Income before tax	20.5	32.9	29.5	18.6
Income tax expense	4.8	8.9	6.8	25.5
Net income (loss)	$15.7	$24.0	$22.7	$(6.9)
Net basic earnings (loss) per share	$0.83	$1.27	$1.20	$(0.37)
Net diluted earnings (loss) per share	$0.81	$1.25	$1.18	$(0.37)

	For the 2017 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$12,382.5	$5,505.9	$5,460.8	$6,074.4
Cost of sales of physical commodities	12,177.4	5,308.3	5,265.0	5,888.9
Operating revenues	205.1	197.6	195.8	185.5
Transaction-based clearing expenses	35.1	33.9	33.7	33.6
Introducing broker commissions	26.9	29.2	28.2	28.7
Interest expense	12.0	11.2	10.0	8.9
Net operating revenues	131.1	123.3	123.9	114.3
Compensation and benefits	73.0	75.5	76.6	70.6
Bad debts	0.4	0.1	1.3	2.5
Bad debt on physical coal (1)	47.0	—	—	—
Other expenses	33.2	32.7	31.7	32.8
Total compensation and other expenses	153.6	108.3	109.6	105.9
Income before tax	(22.5)	15.0	14.3	8.4
Income tax expense	1.1	2.3	3.3	2.1
Net income	$(23.6)	$12.7	$11.0	$6.3
Net basic (loss) earnings per share	$(1.27)	$0.67	$0.58	$0.34
Net diluted (loss) earnings per share	$(1.27)	$0.66	$0.58	$0.34
(1) During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 17.

Note 23 – Subsequent Events
During the week ended November 16, 2018, balances in approximately 300 accounts of the FCM division of the Company’s wholly owned subsidiary, INTL FCStone Financial, declined below required maintenance margin levels, primarily as a result of significant price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the INTL FCStone Financial’s customer agreements and obligations under market regulation standards.
A CTA is by definition registered with the CFTC and a member of, and subject to audit by, the NFA. OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons”, which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its customers full discretionary authority to manage the trading in the customer accounts, while INTL FCStone Financial acted solely as the clearing firm in its role as the FCM, at all times meeting its obligations as the FCM to these accounts.
INTL FCStone Financial’s customer agreements conform to NFA guidance, disclose the risks to which account-holders are exposed, hold account-holders liable for all losses in their accounts, and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. INTL FCStone Financial continues to pursue collection of these receivables in the ordinary course of business. INTL FCStone Financial intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable. INTL FCStone Financial’s standard customer agreements provide for arbitration of disputes between parties.
As of December 10, 2018, the aggregate receivable from these customer accounts, net of collections and other allowable deductions thus far, is $31.3 million, with no individual account receivable exceeding $1.4 million. The exposure to losses from these customer accounts is not yet determinable, as collection efforts are in early stages, given the timing of events that lead to the receivable balances disclosed above. Depending on future collections and an assessment to be made under U.S. GAAP, any provisions for bad debts and actual losses ultimately may or may not be material to the Company’s financial results. The Company believes that these accounts receivable balances, along with possible exposure to losses from these customer accounts, will not impact the Company’s ability to comply with its ongoing liquidity, capital, and regulatory requirements.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$1.8	$2.0
Receivable from subsidiaries, net	23.3	3.8
Notes receivable, net	1.8	4.8
Income taxes receivable	14.9	8.6
Investment in subsidiaries(1)	318.0	312.3
Financial instruments owned, at fair value	4.4	—
Deferred income taxes, net	8.8	26.5
Property and equipment, net	25.9	24.8
Other assets	7.6	7.6
Total assets	$406.5	$390.4
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$23.0	$19.8
Payable to clients	1.7	2.1
Payable to lenders under loans	209.4	152.0
Payable to subsidiaries, net	—	49.4
Financial instruments sold, not yet purchased, at fair value	59.3	25.3
Total liabilities	293.4	248.6

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,030,497 issued and 18,908,540 outstanding at September 30, 2018 and 20,855,243 issued and 18,733,286 outstanding at September 30, 2017	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at September 30, 2018 and 2017	(46.3)	(46.3)
Additional paid-in capital	267.5	259.0
Retained earnings(1)	(108.3)	(71.1)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	113.1	141.8
Total liabilities and equity	$406.5	$390.4

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $425.3 million as of September 30, 2018, respectively, and $332.6 million, as of September 30, 2017, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2018	2017	2016
Revenues:
Management fees from affiliates	$40.4	$39.1	$30.1
Trading (losses) gains, net	—	(1.0)	0.7
Consulting fees	—	—	2.2
Interest income	2.3	1.2	1.8
Dividend income from subsidiaries(2)	41.9	52.7	31.0
	84.6	92.0	65.8
Interest expense	15.7	14.4	13.4
Net revenues	68.9	77.6	52.4
Non-interest expenses:
Compensation and benefits	73.0	60.3	52.8
Clearing and related expenses	1.1	1.2	1.7
Introducing broker commissions	—	—	0.6
Trade systems and market information(3)	5.8	6.4	5.6
Occupancy and equipment rental	2.6	2.5	2.8
Professional fees	6.7	3.7	4.8
Travel and business development	2.6	2.7	1.7
Non-trading technology and support(3)	9.1	7.4	4.7
Depreciation and amortization	4.8	3.3	2.5
Communications(3)	0.9	0.9	1.1
Bad debts	—	—	0.2
Management services fees to affiliates	—	—	1.2
Other(3)	6.9	5.6	7.0
Total non-interest expenses	113.5	94.0	86.7
Gain on acquisition	—	—	6.2
Loss from operations, before tax	(44.6)	(16.4)	(28.1)
Income tax benefit	7.4	26.8	24.7
Net (loss) income	$(37.2)	$10.4	$(3.4)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include a loss from investment in subsidiaries of $4.0 million for the year ended September 30, 2017, and income from investment in subsidiaries of $92.7 million and $58.1 million for the years ended September 30, 2018 and 2016, respectively.

(3) During the year ended September 30, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only. Additionally, during the year ended September 30, 2018, the Company separately classified communications related expenses separately from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to the current period presentation. For the years ended September 30, 2017 and 2016, ‘Other’ expenses included $7.4 million and $4.7 million, respectively, of expenses that are now included within ‘Non-trading technology and support’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only. For the years ended September 30, 2017 and 2016, ‘Trading systems and market information’ included $0.9 million and $1.1 million, respectively, of expenses that are now included within ‘Communications’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(37.2)	$10.4	$(3.4)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4.8	3.3	2.5
Provision for impairments	—	—	0.2
Deferred income taxes	18.0	(10.7)	(3.3)
Amortization and extinguishment of debt issuance costs	0.7	1.7	1.0
Amortization of share-based compensation expense	6.1	5.5	5.1
Gain on acquisition	—	—	(6.2)
Changes in operating assets and liabilities:
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	—	2.9	(2.8)
Receivables from subsidiaries, net	(0.8)	(0.3)	(3.1)
Due to/from subsidiaries	(68.6)	27.0	(86.6)
Notes receivable, net	2.9	2.1	39.1
Income taxes receivable	(6.6)	5.4	10.3
Financial instruments owned, at fair value	(4.4)	1.3	1.7
Other assets	(0.7)	7.8	0.3
Accounts payable and other accrued liabilities	8.6	(7.8)	0.4
Payable to clients	(0.3)	(2.5)	(26.1)
Financial instruments sold, not yet purchased, at fair value	34.0	(10.6)	35.9
Net cash (used in) provided by operating activities	(43.5)	35.5	(35.0)
Cash flows from investing activities:
Capital contribution in affiliates	(4.5)	—	(48.4)
Purchase of property and equipment	(5.9)	(6.1)	(5.5)
Net cash used in investing activities	(10.4)	(6.1)	(53.9)
Cash flows from financing activities:
Net change in lenders under loans	58.2	13.5	108.5
Payments of notes payable	(0.8)	(0.8)	(0.8)
Repayment of senior unsecured notes	—	(45.5)	—
Deferred payments on acquisitions	(5.5)	—	(2.9)
Share repurchase	—	—	(19.5)
Debt issuance costs	—	—	(1.9)
Exercise of stock options	2.6	3.4	3.5
Withholding taxes on stock option exercises	(0.8)	—	—
Income tax benefit on stock options and awards	—	0.7	0.8
Net cash provided by (used in) financing activities	53.7	(28.7)	87.7
Net (decrease) increase in cash and cash equivalents	(0.2)	0.7	(1.2)
Cash and cash equivalents at beginning of period	2.0	1.3	2.5
Cash and cash equivalents at end of period	$1.8	$2.0	$1.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$15.0	$8.2	$9.0
Income taxes (received) paid, net of cash refunds	$(18.4)	$(22.3)	$(33.8)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$—	$(0.2)	$(0.4)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b)	Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2018, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 excluded PayCommerce Financial Solutions, LLC, acquired with effect from September 5, 2018.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2018 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 65 in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on February 13, 2019. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2018 (the “2019 Proxy Statement”). The 2019 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2019 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2018, the last day of fiscal 2018, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	835,454	$29.27	588,020
Equity compensation plans not approved by stockholders	—	—	—
Total	835,454	$29.27	588,020
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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

10.18
Fourth Amendment to Credit Agreement entered into as of May 26, 2017 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.19
Fifth Amendment to Credit Agreement entered into as of November 30, 2017 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.20
Sixth Amendment to Credit Agreement entered into as of October 22, 2018 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A. BankUnited, N.A., and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).

10.21
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

10.22
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.23	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.24
Eleventh Amendment to Amended and Restated Credit Agreement entered into as of September 13, 2017 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.25
Twelfth Amendment to Amended and Restated Credit Agreement entered into as of December 13, 2017 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.26
Thirteenth Amendment to Amended and Restated Credit Agreement entered into as of January 25, 2018 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.27
Fourteenth Amendment to Amended and Restated Credit Agreement entered into as of April 5, 2018 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.28
Fifteenth Amendment to Amended and Restated Credit Agreement entered into as of October 24, 2018 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.29
Amended and Restated Credit Agreement, entered into as of March 15, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.30
First Amendment to Amended and Restated Credit Agreement, entered into as of April 29, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.31
Second Amendment to Amended and Restated Credit Agreement, entered into as of November 14, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.32
Third Amendment to Amended and Restated Credit Agreement, entered into as of May 19, 2017, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.33
Fourth Amendment to Amended and Restated Credit Agreement, entered into as of May 1, 2018, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the financial institutions executing this Amendment as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, as Administrative Agent for the Lenders. (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on May 8, 2018).

10.34
Fifth Amendment to Amended and Restated Credit Agreement, entered into as of October 22, 2018, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the financial institutions executing this Amendment as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, as Administrative Agent for the Lenders. *

10.35
Credit Agreement, made as of November 15, 2013, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013).

10.36
Second Amendment to Credit Agreement, made as of November 5, 2015, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2015).

10.37
Third Amendment to Credit Agreement, made as of April 14, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.38
Fourth Amendment to Credit Agreement, made as of October 27, 2016, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.39
Fifth Amendment to Credit Agreement, made as of November 7, 2017, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2017).

10.40
Sixth Amendment to Credit Agreement, made as of November 7, 2018, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 11, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 11, 2018
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 11, 2018
Sean M. O’Connor	(Principal Executive Officer)

/s/ PAUL G. ANDERSON	Director	December 11, 2018
Paul G. Anderson

/s/ SCOTT J. BRANCH	Director	December 11, 2018
Scott J. Branch

/s/ DIANE L. COOPER	Director	December 11, 2018
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	December 11, 2018
John M. Fowler

/s/ EDWARD J. GRZYBOWSKI	Director	December 11, 2018
Edward J. Grzybowski

/s/ DARYL HENZE	Director	December 11, 2018
Daryl Henze

/s/ STEVEN KASS	Director	December 11, 2018
Steven Kass

/s/ BRUCE KREHBIEL	Director	December 11, 2018
Bruce Krehbiel

/s/ ERIC PARTHEMORE	Director	December 11, 2018
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 11, 2018
William J. Dunaway	(Principal Financial and Accounting Officer)