Form 10-Q
period 2018-12-31
INTL FCSTONE INC.
filed 2019-02-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of February 5, 2019, there were 19,079,389 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2018	September 30, 2018
ASSETS
Cash and cash equivalents	$358.2	$342.3
Cash, securities and other assets segregated under federal and other regulations (including $312.9 and $643.3 at fair value at December 31, 2018 and September 30, 2018, respectively)	1,020.2	1,408.7
Collateralized transactions:
Securities purchased under agreements to resell	1,191.4	870.8
Securities borrowed	963.3	225.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $307.3 and $517.4 at fair value at December 31, 2018 and September 30, 2018, respectively)	2,364.0	2,234.5
Receivables from clients, net	352.4	288.0
Notes receivable, net	1.5	3.8
Income taxes receivable	0.3	0.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $320.9 and $123.0 at December 31, 2018 and September 30, 2018, respectively)	2,054.5	2,054.8
Physical commodities inventory, net (including $164.4 and $156.9 at fair value at December 31, 2018 and September 30, 2018, respectively)	222.5	222.5
Deferred income taxes, net	19.9	19.8
Property and equipment, net	44.7	42.4
Goodwill and intangible assets, net	59.3	59.8
Other assets	58.3	51.5
Total assets	$8,710.5	$7,824.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$130.4	$145.4
Payable to:
Clients	3,275.9	3,639.6
Broker-dealers, clearing organizations and counterparties (including $12.7 and $0.0 at fair value at December 31, 2018 and September 30, 2018, respectively)	223.2	89.5
Lenders under loans	435.4	355.2
Income taxes payable	9.6	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	2,239.3	1,936.7
Securities loaned	1,031.0	277.9
Financial instruments sold, not yet purchased, at fair value	839.7	866.5
Total liabilities	8,184.5	7,319.4
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,154,065 issued and 19,032,108 outstanding at December 31, 2018 and 21,030,497 issued and 18,908,540 outstanding at September 30, 2018	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at December 31, 2018 and September 30, 2018	(46.3)	(46.3)
Additional paid-in capital	269.7	267.5
Retained earnings	335.2	317.0
Accumulated other comprehensive loss, net	(32.8)	(33.1)
Total stockholders' equity	526.0	505.3
Total liabilities and stockholders' equity	$8,710.5	$7,824.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2018	2017
Revenues:
Sales of physical commodities	$6,295.8	$7,714.4
Principal gains, net	94.9	78.3
Commission and clearing fees	97.4	85.3
Consulting, management, and account fees	19.1	16.6
Interest income	45.0	24.0
Total revenues	6,552.2	7,918.6
Cost of sales of physical commodities	6,287.5	7,706.0
Operating revenues	264.7	212.6
Transaction-based clearing expenses	50.1	36.9
Introducing broker commissions	32.6	31.1
Interest expense	33.0	14.3
Net operating revenues	149.0	130.3
Compensation and other expenses:
Compensation and benefits	89.1	77.2
Trading systems and market information	9.2	8.2
Occupancy and equipment rental	4.4	4.1
Professional fees	5.3	4.7
Travel and business development	3.8	3.5
Non-trading technology and support	4.2	3.1
Depreciation and amortization	2.9	2.7
Communications	1.3	1.4
Bad debts	0.3	0.1
(Recovery) bad debt on physical coal	(2.4)	1.0
Other	6.5	5.7
Total compensation and other expenses	124.6	111.7
Income before tax	24.4	18.6
Income tax expense	6.2	25.5
Net income (loss)	$18.2	$(6.9)
Earnings (loss) per share:
Basic	$0.96	$(0.37)
Diluted	$0.94	$(0.37)
Weighted-average number of common shares outstanding:
Basic	18,659,748	18,419,072
Diluted	18,993,046	18,419,072
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,
(in millions)	2018	2017
Net income (loss)	$18.2	$(6.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.3	(2.2)
Other comprehensive income (loss)	0.3	(2.2)
Comprehensive income (loss)	$18.5	$(9.1)

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income (loss)	$18.2	$(6.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2.9	2.7
Provision for bad debts	0.3	0.1
(Recovery) provision for bad debts on physical coal	(2.4)	1.0
Deferred income taxes	—	19.7
Amortization of debt issuance costs	0.2	0.3
Amortization of share-based compensation	1.9	1.6
Gain on sale of property and equipment	—	(0.6)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	330.3	7.6
Securities purchased under agreements to resell	(320.5)	(153.0)
Securities borrowed	(737.9)	(9.0)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(225.5)	3.5
Receivables from clients, net	(63.7)	(54.0)
Notes receivable, net	2.2	—
Income taxes receivable	0.1	(0.4)
Financial instruments owned, at fair value	0.3	(292.0)
Physical commodities inventory, net	—	(121.0)
Other assets	(6.1)	(2.5)
Accounts payable and other accrued liabilities	(15.7)	(20.4)
Payables to clients	(361.2)	26.7
Payables to broker-dealers, clearing organizations and counterparties	133.6	69.6
Income taxes payable	1.0	0.9
Securities sold under agreements to repurchase	302.6	257.4
Securities loaned	753.1	(2.3)
Financial instruments sold, not yet purchased, at fair value	(26.7)	86.1
Net cash used in operating activities	(213.0)	(184.9)
Cash flows from investing activities:
Cash paid for acquisitions, net	(0.7)	—
Purchase of property and equipment	(4.5)	(3.2)
Net cash used in investing activities	(5.2)	(3.2)
Cash flows from financing activities:
Net change in payable to lenders under loans	80.4	192.9
Payments of note payable	(0.2)	(0.2)
Deferred payments on acquisitions	—	(2.3)
Debt issuance costs	(0.9)	(0.1)
Exercise of stock options	0.3	1.5
Withholding taxes on stock option exercises	—	(0.8)
Net cash provided by financing activities	79.6	191.0
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	0.3	5.1
Net (decrease) increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(138.3)	8.0
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,190.1	2,601.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$2,051.8	$2,609.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$33.7	$11.3
Income taxes paid, net of cash refunds	$5.3	$5.3
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of business:
Assets acquired	$3.1	$—
Liabilities assumed	(0.9)	—
Total net assets acquired	$2.2	$—

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$358.2	$321.8
Cash segregated under federal and other regulations(1)	707.3	446.6
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	959.5	1,837.0
Securities segregated and pledged to exchange-clearing organizations(2)	26.8	4.0
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$2,051.8	$2,609.4

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $312.9 million and $17.8 million as of December 31, 2018 and 2017, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to derivatives clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,377.7 million and $787.2 million as of December 31, 2018 and 2017, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2017
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net loss				(6.9)		(6.9)
Other comprehensive loss					(2.2)	(2.2)
Exercise of stock options			0.8			0.8
Share-based compensation			1.6			1.6
Balances as of December 31, 2017	$0.2	$(46.3)	$261.4	$254.6	$(26.7)	$443.2

	Three Months Ended December 31, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				18.2		18.2
Other comprehensive income					0.3	0.3
Exercise of stock options			0.3			0.3
Share-based compensation			1.9			1.9
Balances as of December 31, 2018	$0.2	$(46.3)	$269.7	$335.2	$(32.8)	$526.0

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a diversified global financial services organization providing execution, risk management and advisory services, market intelligence, and clearing services across asset classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial clients; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, which was derived from the audited consolidated balance sheet as of September 30, 2018, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (primarily consisting of recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for probable losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
In the condensed consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the condensed consolidated income statements is calculated by deducting the cost of sales of physical commodities from total revenues. The subtotal ‘net operating revenues’ in the condensed consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.

Reclassifications
During the three months ended December 31, 2018, the Company reclassified certain brokerage related revenues for which the Company earns commissions on trading activity in the capacity of an agent. In performing this reclassification, the Company has made a retrospective adjustment to the condensed consolidated income statement for the three months ended December 31, 2017. For the three months ended December 31, 2017, brokerage related revenues of $7.5 million were reclassified from ‘Trading gains, net’ to ‘Commissions and clearing fees’. Additionally, the Company has renamed the line item ‘Trading gains, net’ to ‘Principal gains, net’ on the condensed consolidated income statements in order to reflect the fact that these revenue streams are earned from trading financial instruments in the capacity of a principal and in order to properly segregate revenues earned from contracts with clients in connection with the adoption of the new revenue standard as discussed below.
Accounting Standards Adopted
On October 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective transition method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018, are presented under Topic 606, and amounts prior to October 1, 2018 are not adjusted and continue to be reported in accordance with historical accounting standard, FASB ASC 605, Revenue Recognition (“Topic 605”). The adoption of Topic 606 had no impact to retained earnings as of October 1, 2018, or to revenue for the three months ended December 31, 2018. The Company’s accounting for revenues within the scope of Topic 606 are materially consistent with those accounting principles and practices applied to accounting for revenues under Topic 605. The new revenue recognition model does not apply to revenues associated with financial instruments or contracts, including derivatives and interest income. For further information refer to Note 2.
In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted the provisions of this guidance on October 1, 2018 and the adoption had no impact on its condensed consolidated financial statements.

On October 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows (“Topic 230”): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, using the retrospective transition method. In accordance with the provisions of ASU 2016-18, the Company changed its condensed consolidated statements of cash flows presentation convention to explain the changes in cash and cash equivalents, as well as cash and cash equivalents segregated for regulatory purposes. U.S. Treasury obligations with original or acquired maturities of 90 days or less held with third-party banks or pledged with exchange-clearing organizations representing investments of segregated client funds, or which are held for particular clients in lieu of cash margin, are included in segregated cash equivalents. Purchases, sales, as well as client pledges and redemptions in lieu of cash margin, of U.S. Treasury obligations with original or acquired maturities of greater than 90 days representing investments of segregated client funds are presented as operating uses and sources of cash, respectively, within the operating section of the condensed consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017- 09, Scope of Modification Accounting (“Topic 718”), which amends the scope of modification accounting for share- based payment arrangements. ASU 2017- 09 provides guidance on the types of changes to the terms or conditions of share- based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted ASU 2017- 09 on October 1, 2018. The adoption of the ASU had no impact on the Company's condensed consolidated financial statements and related disclosures.

Note 2 – Revenue from Contracts with Clients
Beginning on October 1, 2018, the Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services under Topic 606. As such, revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
Revenues are recognized when control of the promised goods or services are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e. reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
The new revenue recognition model does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.8% and 1.3% of the Company’s total revenues for the three months ended December 31, 2018 and 2017, respectively. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 44.0% and 48.0% of the Company’s operating revenues for the three months ended December 31, 2018 and 2017, respectively. This includes all of the Company’s commission and clearing fees and consulting, management, and account fees revenues. Revenues within the scope of Topic 606 are presented within ‘Commission and clearing fees’ and ‘Consulting, management, and account fees’ on the condensed consolidated income statements. Revenues that are not within the scope of Topic 606 are presented within ‘Sales of physical commodities’, ‘Principal gains, net’, and ‘Interest income’ on the condensed consolidated income statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three months ended December 31, 2018 and 2017 (in millions):

	Three Months Ended December 31,
	2018	2017
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$39.1	$34.6
OTC derivative brokerage	8.9	7.5
Equities and fixed income	1.1	1.5
Mutual funds	2.6	2.0
Insurance and annuity products	1.5	1.6
Other	0.2	0.7
Total sales-based commission	53.4	47.9
Trailing:
Mutual funds	3.2	3.3
Insurance and annuity products	3.7	3.6
Total trailing commission	6.9	6.9

Clearing fees	32.6	24.9
Trade conversion fees	1.6	1.8
Other	2.9	3.8
Total commission and clearing fees	97.4	85.3

Consulting, management, and account fees:
Underwriting fees	0.3	0.7
Asset management fees	6.2	6.1
Advisory and consulting fees	5.0	4.6
Sweep program fees	3.8	2.1
Client account fees	2.7	2.8
Other	1.1	0.3
Total consulting, management and account fees	19.1	16.6
Total revenues from contracts with clients	$116.5	$101.9

Method of revenue recognition:
Point-in-time	$94.6	$82.2
Time elapsed	21.9	19.7
Total revenues from contracts with clients	116.5	101.9
Other sources of revenue
Precious metals trading	5,955.6	7,531.9
Agricultural and energy merchandising and origination	340.2	182.5
Principal gains, net	94.9	78.3
Interest income	45.0	24.0
Total revenues	$6,552.2	$7,918.6

Primary geographic region:
United States	$527.0	$324.0
Europe	53.3	45.2
South America	11.4	14.9
Middle East and Asia	5,958.7	7,533.6
Other	1.8	0.9
Total revenues	$6,552.2	$7,918.6

The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue is primarily related to the Commercial Hedging and Clearing and Execution Services reportable segments. Consulting, management, and accounts fees are primarily related to the Commercial Hedging, Clearing and Execution Services, and Securities reportable segments. Principal gains, net is primarily related to the Commercial Hedging, Global Payments, and Securities reportable segments. Interest income is primarily related to the Commercial Hedging, Securities, and Clearing and Execution Services reportable segments. Precious metals trading and agricultural and energy merchandising and origination revenues are primarily related to the Physical Commodities reportable segment.
Commission and Clearing Fees
Commission revenue represents sales and brokerage commissions generated by internal brokers, introducing broker-dealers, or registered investment advisors of introducing-broker dealers for their clients’ trading activity in futures, options on futures, OTC derivatives, fixed income securities, equity securities, mutual funds, and annuities. The Company views the selling, distribution, and marketing, or any combination thereof, of mutual funds and insurance and annuity products to clients on the Company’s registered investment advisor (“RIA”) platform as a single performance obligation to the product sponsors.
The Company is the principal for commission revenue, as it is responsible for the execution of the clients’ purchases and sales, and maintains relationships with product sponsors for trailing commission. Introducing broker dealers and registered investment advisors assist the Company in performing its obligations. Accordingly, total commission revenues are reported on a gross basis.
The Company primarily generates commission revenue on exchange-traded derivatives, OTC derivatives, and securities. Exchange-traded and OTC derivative commissions are recognized at a point in time on the trade date when the client, either directly or through the use of an internal broker or introducing broker, requests the clearance and execution of a trade. Securities commissions are either sale-based commission that are recognized at a point in time on the trade date or trailing commission that are recognized over time as earned. Sales-based securities commission is for a flat fee per security transaction or in certain instances are based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenue is generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and is recognized over the period during which services, such as on-going support, are performed. As trailing commission revenue is based on the market value of clients’ investment holdings in trail-eligible assets, this variable consideration is constrained until the market value of trail-eligible assets is determinable.
Clearing fees generally represent transactional based fees charged by the various exchanges and clearing organizations for which the Company or one of its clearing brokers is a member for the privilege of executing and clearing trades through them. Clearing fees are generally passed through to the clients’ accounts and are reported gross as the Company maintains control over the clearing and execution services provided, maintains relationships with the exchanges or clearing brokers, and has ultimate discretion in whether the fees are passed through to the clients and the rates at which they are passed through. As clearing fees are transactional based revenues they are recognized at a point in time on the trade date along with the related commission revenue when the client requests the clearance and execution of a trade.
Trade Conversion Revenue
Trade conversion revenue includes fees earned from converting foreign ordinary equities into an American Depository Receipt (“ADR”) or Global Depository Receipt (“GDR”) and fees earned from converting an ADR or GDR into foreign ordinary equities on behalf of clients. Trade conversion revenue is reported on a trade date basis.
Underwriting Fees
Revenues from investment banking consists of revenues earned from underwriting fixed income securities, primarily municipal and asset-backed securities, and are recognized in revenues upon completion of the underlying transaction, which is generally the trade date, based upon the terms of the assignment as the performance obligation is to successfully broker a specific transaction.
Asset Management Fees
The Company earns asset management fees on Company sponsored and managed mutual funds and on the advisory accounts of independent registered investment advisors on the Company’s platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. This revenue is recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The asset management revenue generated is based on a percentage of the market value of the eligible assets in the clients’ accounts. As such, the consideration for this revenue is variable and this variable consideration is constrained until the market value of eligible assets in the clients’ accounts is determinable.

Advisory and Consulting Fees
Advisory and consulting fees are primarily related to risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are generally cancelable by either party upon providing thirty days’ written notice to the other party and the amounts are not variable based on client trading activities. This revenue is generally recognized ratably over time to match the continued delivery of the performance obligation to the client over the life of the contract.
Sweep Program Fees
The Company earns fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks and money market funds. Pursuant to contractual arrangements with clients and their introducing-brokers, available cash balances in client accounts are swept into either Federal Deposit Insurance Corporation (“FDIC”) insured cash accounts at unaffiliated banks or unaffiliated money market funds for which the Company earns a portion of the interest income generated by the client balances for administration and recordkeeping. The fees generated by the Company’s multi-bank sweep program are reported net of the balances remitted to the introducing-brokers and the clients of introducing-brokers. These fees are paid and recognized over time to match the continued delivery of the administration and recordkeeping performance obligations to the life of the contract. The fees earned under this program are generally based upon the type of sweep account, prevailing interest rates, and the amount of client balances invested.
Client Accounts Fees
Client accounts fees represent fees earned for custodial, recordkeeping, and administrative functions performed for the securities clearing accounts of clients. These include statement delivery fees, account transfer fees, safekeeping fees, errors and omission insurance fees, platform fees, and other fees. Client account fees that are transactional based, such as account transfer fees, are recognized at a point in time when the related performance obligation is satisfied. Client account fees that are related to ongoing services, such as statement delivery fees and errors and omission insurance fees, are recognized over time. Client account fees that relate to ongoing services are typically billed to clients’ accounts on a monthly or quarterly basis.
Physical Precious Metals Trading
The Company principally generates revenue from trading physical precious metals on an OTC basis. Revenues from the sale of physical precious metals are recorded on a trade date basis and generally settle on an unallocated basis. Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with ASC 815 - Derivatives and Hedging (“Topic 815”). The contracts underlying the Company’s commitment to deliver precious metals are referred to as fixed price forward commodity contracts because the price of the commodity is fixed at the time the order is placed. Although the contracts typically are executed on a spot basis and settle on unallocated account, the client has the option to request delivery of the precious metals, the option to net settle out of the position by executing an offsetting trade, or the option to roll the transaction to a subsequent maturity date. Thus, the sales contracts contain embedded option derivatives that would be subject to the guidance in Topic 815. As the contracts are subject to the guidance in Topic 815, the fixed price derivative sales contracts are outside the scope of Topic 606. The Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606.
Physical Agricultural Commodity Merchandising and Origination
The Company principally generates revenue from merchandising and originating physical agricultural and energy commodities from forward firm sales commitments accounted in accordance with Topic 815. The fixed and provisionally-priced derivative sales contracts that result in physical delivery are outside the scope of Topic 606. The Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606.

Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal that is reported on a net basis and is primarily outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date.
Interest Income
Interest income is generated from client funds deposited with the Company to satisfy margin requirements which is held by third-party banks or on deposit with or pledged to exchange-clearing organizations or other FCMs. Interest income is also generated from the investment of client funds in allowable securities, primarily U.S. Treasury obligations. Interest income is also generated from trading fixed income securities that the Company holds in its market-making businesses. Interest income also includes interest generated from collateralized transactions, including securities borrowed and securities purchased under agreements to resell, and from extending margin loans to clients. Interest income is recognized on an accrual basis and is not within the scope of Topic 606.
Remaining Performance Obligations
Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The Company’s remaining performance obligations are generally related to its risk management consulting and asset management contracts with clients. Revenues associated with remaining performance obligations related to these contracts with clients are not material to the overall consolidated results of the Company. For the Company’s asset management activities, where fees are calculated based on a percentage of the market value of eligible assets in client’s accounts, future revenue associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of eligible assets in clients’ accounts.
Practical Expedients
The Company has applied Topic 606’s practical expedient that permits for the non-disclosure of the value of performance obligations for (i) contracts with an original expected length or one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which is has the right to invoice for services performed.
The Company has also applied Topic 606’s practical expedient that allows for no adjustment to consideration due to a significant financing component if the expectation at contract inception is such that the period between payment by the client and the transfer of the promised goods or services to the client will be one year or less.
Note 3 – Earnings (loss) per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings (loss) per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends and any undistributed losses are solely allocated to common stockholders. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities. Basic EPS has been computed by dividing net (loss) income by the weighted-average number of common shares outstanding.

The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2018	2017
Numerator:
Net income (loss)	$18.2	$(6.9)
Less: Allocation to participating securities	(0.3)	—
Net income (loss) allocated to common stockholders	$17.9	$(6.9)
Denominator:
Weighted average number of:
Common shares outstanding	18,659,748	18,419,072
Dilutive potential common shares outstanding:
Share-based awards	333,298	—
Diluted weighted-average common shares	18,993,046	18,419,072
The dilutive effect of share-based awards is reflected in diluted earnings (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 178,958 and 489,721 shares of common stock for the three months ended December 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings (loss) per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based upon valuation techniques that require an input that is both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. The Company had no assets or liabilities classified within Level 3 of the fair value hierarchy as of December 31, 2018 and September 30, 2018.
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
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments principally relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee from the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
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
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to clients and broker-dealers, clearing organizations and counterparties include the value of pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and OTC forwards, swaps, and options.
Financial instruments owned and sold, not yet purchased include the fair value of equity securities, which includes common, preferred, and foreign ordinary shares, ADRs, GDRs, and exchange-traded funds (“ETFs”), corporate and municipal bonds, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, OTC derivative financial instruments, commodities warehouse receipts, exchange firm common stock, and mutual funds and investments in managed funds.
Cash equivalents, securities, commodities warehouse receipts, physical commodities inventory, and derivative financial instruments are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
Except as disclosed in Note 7, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and September 30, 2018.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals inventory, exchange firm common stock, investments in managed funds, as well as exchange-traded options on futures contracts.
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include corporate and municipal bonds, U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, certain equity securities traded in less active markets, and OTC derivative contracts, which include purchase and sale commitments related to the Company’s agricultural and energy commodities.
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
With the exception of certain derivative instruments, financial instruments owned and sold are primarily valued using third-party pricing vendors. Third-party pricing vendors compile prices from various sources and often apply matrix pricing for similar securities when market-observable transactions for the instruments are not observable for substantially the full term. The Company reviews the pricing methodologies used by third-party pricing vendors in order to evaluate the fair value hierarchy classification of vendor-priced financial instruments and the accuracy of vendor pricing, which typically involves the comparison of primary vendor prices to internal trader prices or secondary vendor prices. When evaluating the propriety of vendor-priced financial instruments using secondary prices, considerations include the range and quality of vendor prices, level of observable transactions for identical and similar instruments, and judgments based upon knowledge of a particular market and asset class. If the primary vendor price does not represent fair value, justification for using a secondary price, including source data used to make the determination, is subject to review and approval by authorized personnel prior to using a secondary price. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2018 by level in the fair value hierarchy.

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$4.8	$—	$—	$—	$4.8
Commodities warehouse receipts	13.5	—	—	—	13.5
U.S. Treasury obligations	299.4	—	—	—	299.4
Securities and other assets segregated under federal and other regulations	312.9	—	—	—	312.9
U.S. Treasury obligations	623.1	—	—	—	623.1
"To be announced" (TBA) and forward settling securities	—	6.5	—	—	6.5
Foreign government obligations	10.2	—	—	—	10.2
Derivatives	5,275.0	2.2	—	(5,609.7)	(332.5)
Deposits with and receivables from broker-dealers, clearing organization and counterparties	5,908.3	8.7	—	(5,609.7)	307.3
Equity securities	140.0	5.1	—	—	145.1
Corporate and municipal bonds	—	74.8	—	—	74.8
U.S. Treasury obligations	239.2	—	—	—	239.2
U.S. government agency obligations	—	328.4	—	—	328.4
Foreign government obligations	2.3	—	—	—	2.3
Agency mortgage-backed obligations	—	1,047.1	—	—	1,047.1
Asset-backed obligations	—	39.2	—	—	39.2
Derivatives	1.5	563.6	—	(425.8)	139.3
Commodities leases	—	34.7	—	(15.2)	19.5
Commodities warehouse receipts	4.3	—	—	—	4.3
Exchange firm common stock	11.3	—	—	—	11.3
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	402.6	2,092.9	—	(441.0)	2,054.5
Physical commodities inventory, net	13.3	151.1	—	—	164.4
Total assets at fair value	$6,641.9	$2,252.7	$—	$(6,050.7)	$2,843.9
Liabilities:
TBA and forward settling securities	—	12.7	—	—	12.7
Derivatives	5,612.2	7.7	—	(5,619.9)	—
Payable to broker-dealers, clearing organizations and counterparties	5,612.2	20.4	—	(5,619.9)	12.7
Equity securities	153.2	3.6	—	—	156.8
Foreign government obligations	2.0	—	—	—	2.0
Corporate and municipal bonds	—	14.1	—	—	14.1
U.S. Treasury obligations	325.1	—	—	—	325.1
U.S. government agency obligations	—	144.6	—	—	144.6
Agency mortgage-backed obligations	—	1.2	—	—	1.2
Derivatives	—	644.3	—	(501.7)	142.6
Commodities leases	—	70.8	—	(17.5)	53.3
Financial instruments sold, not yet purchased	480.3	878.6	—	(519.2)	839.7
Total liabilities at fair value	$6,092.5	$899.0	$—	$(6,139.1)	$852.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2018 by level in the fair value hierarchy.

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	42.9	—	—	—	42.9
U.S. Treasury obligations	600.4	—	—	—	600.4
Securities and other assets segregated under federal and other regulations	643.3	—	—	—	643.3
U.S. Treasury obligations	778.4	—	—	—	778.4
TBA and forward settling securities	—	5.0	—	(2.1)	2.9
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	7,495.9	19.6	—	(7,787.1)	(271.6)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	8,282.0	24.6	—	(7,789.2)	517.4
Equity securities	71.2	3.0	—	—	74.2
Corporate and municipal bonds	—	79.1	—	—	79.1
U.S. Treasury obligations	120.1	—	—	—	120.1
U.S. government agency obligations	—	472.9	—		472.9
Foreign government obligations	6.4	—	—	—	6.4
Agency mortgage-backed obligations	—	1,022.5	—	—	1,022.5
Asset-backed obligations	—	42.9	—	—	42.9
Derivatives	0.8	514.6	—	(329.3)	186.1
Commodities leases	—	29.5	—	(11.8)	17.7
Commodities warehouse receipts	16.4	—	—	—	16.4
Exchange firm common stock	10.2	—	—	—	10.2
Mutual funds and other	6.3	—	—	—	6.3
Financial instruments owned	231.4	2,164.5	—	(341.1)	2,054.8
Physical commodities inventory, net	42.1	114.8	—	—	156.9
Total assets at fair value	$9,202.6	$2,303.9	$—	$(8,130.3)	$3,376.2
Liabilities:
TBA and forward settling securities	—	2.1	—	(2.1)	—
Derivatives	7,809.3	11.6	—	(7,820.9)	—
Payable to broker-dealers, clearing organizations and counterparties	7,809.3	13.7	—	(7,823.0)	—
Equity securities	51.1	0.4	—	—	51.5
Corporate and municipal bonds	—	20.1	—	—	20.1
U.S. Treasury obligations	484.8	—	—	—	484.8
U.S. government agency obligations	—	57.2	—	—	57.2
Agency mortgage-backed obligations	—	0.2	—	—	0.2
Derivatives	—	688.0	—	(494.6)	193.4
Commodities leases	—	75.5	—	(16.2)	59.3
Financial instruments sold, not yet purchased	535.9	841.4	—	(510.8)	866.5
Total liabilities at fair value	$8,345.2	$855.1	$—	$(8,333.8)	$866.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2018 and September 30, 2018 was not carried at fair value in accordance with U.S. GAAP in the Condensed Consolidated Balance Sheets:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they have short-term maturities and are collateralized by equity securities, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
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
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2018 and September 30, 2018 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2018. The total financial instruments sold, not yet purchased of $839.7 million and $866.5 million as of December 31, 2018 and September 30, 2018, respectively, includes $142.6 million and $193.4 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of December 31, 2018 and September 30, 2018.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2018 and September 30, 2018. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2018		September 30, 2018
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,039.1	$2,313.7	$2,455.7	$2,499.3
OTC commodity derivatives	218.1	322.6	207.0	369.9
Exchange-traded foreign exchange derivatives	57.1	51.5	49.8	37.2
OTC foreign exchange derivatives	324.1	303.8	302.5	303.9
Exchange-traded interest rate derivatives	606.3	591.4	449.3	478.7
OTC interest rate derivatives	23.5	25.6	24.8	25.9
Exchange traded equity index derivatives	2,574.1	2,655.6	4,541.8	4,794.0
TBA and forward settling securities	6.5	12.7	5.0	2.1
Gross fair value of derivative contracts	5,848.8	6,276.9	8,035.9	8,511.0
Impact of netting and collateral	(6,035.5)	(6,121.6)	(8,118.5)	(8,317.6)
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties’	$(326.0)		$(268.7)
Total fair value included in ‘Financial instruments owned, at fair value’	$139.3		$186.1
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$12.7		$—
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$142.6		$193.4

(1)	As of December 31, 2018 and September 30, 2018, the Company’s derivative contract volume for open positions were approximately 9.9 million and 10.6 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial Hedging and Clearing and Execution Services segments. The Company assists its Commercial Hedging segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment clients with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical exchange-traded position. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The Company transacts in derivative instruments, which consist of mortgage-backed TBA securities and forward settling transactions that are used to manage risk exposures in the trading inventory of the Company’s domestic institutional dealer in fixed income securities business. The fair value of these transactions is recorded in deposits with and receivables from or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on these derivative transactions are reflected in ‘principal gains, net’.

As of December 31, 2018 and September 30, 2018, these transactions are summarized as follows:

	December 31, 2018		September 30, 2018
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$3.7	$718.4	$1.2	$721.5
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$5.2	$(0.6)	$293.2
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$(8.3)	$3.2	$(1,099.5)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(11.7)	$(1,651.6)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$—	$(1.5)	$(812.7)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$2.8	$505.8	$0.5	$614.3
Unrealized loss on forward settling securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(1.0)	$(261.8)	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$—	$0.1	$(427.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2018 and 2017 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘Principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2018	2017
Commodities	$8.1	$7.7
Foreign exchange	1.9	2.3
Equity	(3.3)	—
Interest rate	—	0.4
TBA and forward settling securities	(9.3)	(0.4)
Net (losses) gains from derivative contracts	$(2.6)	$10.0
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The

Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2018 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 6 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from clients was $11.3 million and $10.2 million as of December 31, 2018 and September 30, 2018, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $45.6 million and $48.0 million, as of December 31, 2018 and September 30, 2018, respectively.
During the three months ended December 31, 2018, the Company recorded bad debt expense of $0.3 million. Additionally, during the three months ended December 31, 2018, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million in the three months ended December 31, 2018.
During the three months ended December 31, 2017, the Company recorded bad debt expense of $0.1 million. Additionally, within the Company’s Physical Commodities segment, it recorded an additional provision of $1.0 million related to the bad debt on physical coal for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017.
Note 7 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	December 31, 2018	September 30, 2018
Physical Ag & Energy(1)	$151.1	$114.7
Precious metals - held by broker-dealer subsidiary(2)	13.3	42.1
Precious metals - held by non-broker-dealer subsidiaries(3)	58.1	65.7
Physical commodities inventory	$222.5	$222.5
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

(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable value adjustments for certain precious metals inventory of $2.0 million and $0.4 million as of December 31 and September 30, 2018, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 8 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	December 31, 2018	September 30, 2018
Commercial Hedging	$30.3	$30.3
Global Payments	8.9	8.9
Physical Commodities	2.4	2.4
Securities	7.0	6.8
Goodwill	$48.6	$48.4
The Company recorded zero and $1.2 million in foreign exchange translation losses on goodwill within the Commercial Hedging and Securities operating segments for the three months ended December 31, 2018 and 2017, respectively. The Company also recorded additional goodwill of $0.2 million for the three months ended December 31, 2018 within the Securities operating segment related to the acquisition of Carl Kliem S.A. as discussed further in Note 17.
Note 9 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2018			September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$2.7	$(2.6)	$0.1	$2.7	$(2.6)	$0.1
Customer base	21.4	(10.8)	10.6	21.4	(10.1)	11.3
Total intangible assets	$24.1	$(13.4)	$10.7	$24.1	$(12.7)	$11.4
Amortization expense related to intangible assets was $0.6 million for the three months ended December 31, 2018 and 2017.
As of December 31, 2018, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2019 (remaining nine months)	$1.9
Fiscal 2020	2.2
Fiscal 2021	2.2
Fiscal 2022	1.0
Fiscal 2023 and thereafter	3.4
$10.7

Note 10 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $594.5 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities are as follows:

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

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Ltd may borrow up to £20.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its clients, subject to certain terms and conditions of the credit agreement.
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at December 31, 2018, and September 30, 2018.
The Company also has a secured uncommitted loan facility under which INTL FCStone Financial Inc. may borrow for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. As of December 31, 2018 and September 30, 2018, there were $20.0 million and $14.0 million, respectively, in borrowings outstanding under this credit facility.
The Company also has a secured uncommitted loan facilities, under which INTL FCStone Financial Inc. may borrow up to $150.0 million for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility at December 31, 2018, and September 30, 2018, respectively.
The Company also has a secured uncommitted loan facility under which FCStone Merchant Services, LLC can borrow up to $20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchant Services, LLC that is (a) either located outside of the U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. As of December 31, 2018 and September 30, 2018, there were $5.9 million and $3.8 million, respectively, in borrowings outstanding under this credit facility.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of December 31, 2018 and September 30, 2018.

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2018	September 30, 2018
Committed Credit Facilities
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$262.0	$220.0	$208.2
INTL FCStone Financial Inc.	None	April 4, 2019	75.0	—	—
FCStone Merchant Services, LLC	Certain commodities assets	November 1, 2019	232.5	163.5	128.0
INTL FCStone Ltd.	None	February 28, 2019	25.0	25.0	—
			$594.5	$408.5	$336.2

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	$20.0	$14.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	n/a	$—	$—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	$5.9	$3.8
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				1.0	1.2
Total Payables to lenders under loans				$435.4	$355.2
As reflected above, $594.5 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace these facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2018, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 11 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the clients sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $0.7 million and $1.9 million as of December 31, 2018 and September 30 2018, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2018, and September 30, 2018, financial instruments owned, at fair value of $320.9 million and $123.0 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.

In addition, as of December 31, 2018, and September 30, 2018, the Company pledged financial instruments owned, at fair value of $1,212.2 million and $1,481.1 million, respectively, and securities received under reverse repurchase agreements of $752.6 million and $369.8 million, respectively, to cover collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the condensed consolidated balance sheets.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,018.1 million and $267.9 million as of December 31, 2018 and September 30, 2018, respectively. Additionally, the Company has also pledged financial instruments owned of $37.5 million and $27.1 million as of December 31, 2018 and September 30, 2018, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 10.
At December 31, 2018, and September 30, 2018, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2018, and September 30, 2018, was $1,959.7 million and $1,294.8 million, respectively, of which $429.7 million and $473.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2018 and September 30, 2018 (in millions):

	December 31, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$1,593.8	$370.0	$275.5	$2,239.3
Securities loaned	1031.0	—	—	1031.0
Gross amount of secured financing	$2,624.8	$370.0	$275.5	$3,270.3

	September 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$934.9	$661.3	$340.5	$1,936.7
Securities loaned	277.9	—	—	277.9
Gross amount of secured financing	$1,212.8	$661.3	$340.5	$2,214.6
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2018 and September 30, 2018 (in millions):

Securities sold under agreements to repurchase:	December 31, 2018	September 30, 2018
U.S. Treasury obligations	$103.1	$39.6
U.S. government agency obligations	449.9	461.7
Asset-backed obligations	65.0	50.0
Agency mortgage-backed obligations	1,621.3	1,385.4
Total securities sold under agreements to repurchase	$2,239.3	$1,936.7

Securities loaned:
Equity securities	1,031.0	277.9
Total securities loaned	1,031.0	277.9
Gross amount of secured financing	$3,270.3	$2,214.6

Note 12 – Commitments and Contingencies
Contingencies
During the week ended November 16, 2018, balances in approximately 300 accounts of the FCM division of the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the INTL FCStone Financial Inc.’s client agreements and obligations under market regulation standards.
A CTA is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of, and subject to audit by, the National Futures Association (“NFA”). OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while INTL FCStone Financial Inc. acted solely as the clearing firm in its role as the FCM.
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of February 5, 2019 and December 31, 2018, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.4 million and $30.0 million, respectively, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
The Company has done an assessment of the collectability of these accounts and has concluded that it does not have a sufficient basis to determine an allowance against these uncollected balances.  As the Company moves through the collection process and additional information becomes available, the Company will continue to evaluate the likelihood of collection and consider the need for an allowance against the carrying value of these uncollected balances.  Depending on future collections and its ongoing assessments, any provisions for bad debts and actual losses ultimately may or may not be material to the Company’s financial results. Currently, the Company does not believe that any potential losses from amounts not collected would impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.
INTL FCStone Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intend to defend them vigorously. However, the arbitrations are in the very early stages of the process and no prediction can be made regarding the ultimate outcome of the arbitrators’ decisions.
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of December 31, 2018 and September 30, 2018, the condensed consolidated balance sheets include loss contingency accruals, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2018.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2018, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 13 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2018, as follows:

(in millions)				As of December 31, 2018
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	United States	Net capital	$158.0	$89.4
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,211.0	$2,151.6
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$133.6	$118.0
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$—	$—
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$—	$—
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$5.1	$0.4
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$186.5	$183.4
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$237.5	$97.6
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$236.5	$98.5
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$12.1	$2.2
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.1	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$1.8	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$4.8	$0.5
INTL CIBSA S.A.	CNV	Argentina	Net capital	$0.9	$0.3
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2018, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 14 – Other Expenses
Other expenses for the three months ended December 31, 2018 and 2017 consisted of the following:

	Three Months Ended December 31,
(in millions)	2018	2017
Insurance	$0.8	$0.6
Advertising, meetings and conferences	1.4	0.9
Office supplies and printing	0.5	0.4
Other clearing related expenses	0.4	0.5
Other non-income taxes	0.9	1.2
Other	2.5	2.1
Total other expenses	$6.5	$5.7

Note 15 – Accumulated Other Comprehensive Loss, Net
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income (loss). Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2018.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2018	$(30.5)	$(2.6)	$(33.1)
Other comprehensive income, net of tax	0.3	—	0.3
Balances as of December 31, 2018	$(30.2)	$(2.6)	$(32.8)

Note 16 – Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management uses an estimated annual effective tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, global intangible low taxed income and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company will compute its income tax expense (benefit) for the September 30, 2019 tax year using a U.S. statutory tax rate of 21.0%. The Company computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. The Tax Reform imposed a one-time mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries.
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred. The estimated impact of GILTI is included in the forecasted effective tax rate and increases the effective rate by approximately 2%.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a provisional measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s income tax accounting provisional measurement period for the Tax Reform concluded during the three months ended December 31, 2018 with no adjustments to the provisional amounts previously recorded.
For the three months ended December 31, 2017, the Company recorded tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities based on the information available. As a result of additional information becoming available after December 31, 2017, the Company recorded a benefit of $0.3 million during the remainder of fiscal

2018 related to the remeasurement of deferred tax assets and liabilities, and as of September 30, 2018, the accounting for the remeasurement of the deferred tax assets and liabilities was complete.
The Tax Reform also included a one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017. The Company recorded a benefit of $0.8 million during the remainder of fiscal 2018 due to revised E&P computations, refinement of the net operating loss carryforward available, and revised non-US income taxes paid. As of December 31, 2018, the accounting for the one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries is complete.
Current and Prior Period Tax Expense
Income tax expense of $6.2 million and $25.5 million for the three months ended December 31, 2018 and 2017, respectively, reflect estimated federal, foreign, state and local taxes. Due to the Tax Reform, the Company recorded discrete expense of $20.9 million during the three months ended December 31, 2017. Tax expense, excluding the discrete expense related to the Tax Reform, was $4.6 million for the three months ended December 31, 2017.
For the three months ended December 31, 2018 and 2017, the Company’s effective tax rate was 25% and 137%, respectively. For the three months ended December 31, 2018, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and US and foreign permanent differences. The estimated GILTI tax expense increased the effective rate approximately 2%. The effective rate for the three months ended December 31, 2017 was 25%, excluding the impacts of Tax Reform, and was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. For the three months ended December 31, 2017, the recorded discrete expense of $20.9 million related to Tax Reform, increased the effective tax rate by 112%. Further, the Company’s effective tax rate decreased 1.0% and 1.2% for the three months ended December 31, 2018 and 2017, respectively, due to excess tax benefits on share-based compensation recognized due to the adoption of ASU 2016-09.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of December 31, 2018 and September 30, 2018, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $9.4 million, net of valuation allowances, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.7 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a Singapore net operating loss carryforward of $2.9 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of Tax Reform, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is fully refundable by fiscal year 2022. In fiscal 2018, the Company generated $6.5 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, the Company believes that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.
The valuation allowance for deferred tax assets as of December 31, 2018 and September 30, 2018 was $3.5 million. The valuation allowances as of December 31, 2018 and September 30, 2018 were primarily related to acquired U.S. state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considers when deferred tax liabilities are scheduled to reverse as well as deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considers its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized in less than 10 years. Based on the current and projected profitability of the Company, as well as tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowances, in the future.
As of December 31, 2018 and September 30, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $360.1 million and $354.7 million, respectively. The Company recognized the mandatory repatriation tax related to these undistributed earnings as part of the Tax Reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. With the exception of a $13.0 million dividend that was paid in the first quarter of fiscal year 2019, the Company intends to indefinitely reinvest these earnings outside of the United States as the Company expects future

U.S. cash generation to be sufficient to meet future U.S. cash needs. Foreign withholding tax is not applicable to the first quarter distribution.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2018 with U.S. federal and state and local taxing authorities. The Company is currently under examination by the U.S. Internal Revenue Service for the 2016 fiscal tax year; however, no additional tax liability is expected. In the United Kingdom (“U.K.”), the Company has open tax years ending September 30, 2017 to September 30, 2018. In Brazil, the Company has open tax years ranging from December 31, 2013 through December 31, 2018. In Argentina, the Company has open tax years ranging from September 30, 2011 to September 30, 2018. In Singapore, the Company has open tax years ranging from September 30, 2014 to September 30, 2018.
Note 17 - Acquisitions
Carl Kliem S.A.
On June 12, 2018, the Company executed a sale and purchase agreement to acquire the entire issued and outstanding share capital of Carl Kliem S.A. Carl Kliem S.A. is an independent interdealer broker based in Luxembourg, which provides foreign exchange, interest rate and fixed income products to institutional clients across the European Union. Carl Kliem S.A. employs approximately 40 people and has over 400 active institutional clients. This acquisition provides the Company with access to additional European institutional clients that can benefit from the Company’s full suite of financial services and a European Union-based entity in anticipation of the U.K.’s planned exit from the European Union. The closing of the agreement was conditional upon approval of the Luxembourg financial sector supervisory authority, the Commission de Surveillance du Secteur Financier (“CSSF”). In November 2018, the Company received regulatory approval from the CSSF to complete the acquisition and the acquisition closed effective November 30, 2018. The purchase price was $2.4 million of cash consideration and was equal to the net tangible book value on the closing date less restructuring costs.
The initial purchase price allocation resulted in cash and cash equivalents of $1.7 million, receivables from clients of $1.1 million, property and equipment of $0.1 million, income tax receivables of $0.1 million, accounts payable and other accrued liabilities of $0.6 million, and payable to broker-dealers, clearing organizations, and counterparties of $0.2 million. The fair value of the consideration transferred exceeded the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed of $0.2 million was recorded as goodwill. The business activities of Carl Kleim S.A. have been included within the Company’s Securities and Clearing and Execution Services reportable segments. The Company’s condensed consolidated income statement for the three months ended December 31, 2018 includes a net loss of $0.2 million for the post-acquisition results of the acquired business.
Note 18 – Segment Analysis
The Company reports its operating segments based on services provided to clients. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Capital Markets, Debt Capital Markets and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-Traded Futures & Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage)
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Total revenues:
Commercial Hedging	$59.8	$61.5
Global Payments	29.7	24.6
Securities	69.0	43.0
Physical Commodities	6,301.8	7,716.6
Clearing and Execution Services	95.2	72.2
Corporate unallocated	(3.3)	0.7
Total	$6,552.2	$7,918.6
Operating revenues (loss):
Commercial Hedging	$59.8	$61.5
Global Payments	29.7	24.6
Securities	69.0	43.0
Physical Commodities	14.3	10.6
Clearing and Execution Services	95.2	72.2
Corporate unallocated	(3.3)	0.7
Total	$264.7	$212.6
Net operating revenues (loss):
Commercial Hedging	$45.3	$49.1
Global Payments	28.4	23.0
Securities	32.1	23.5
Physical Commodities	10.4	8.4
Clearing and Execution Services	37.5	27.4
Corporate unallocated	(4.7)	(1.1)
Total	$149.0	$130.3
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$30.6	$36.5
Global Payments	23.1	18.4
Securities	21.8	17.8
Physical Commodities	7.1	5.6
Clearing and Execution Services	29.7	20.5
Total	$112.3	$98.8
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$13.3	$21.1
Global Payments	18.6	14.6
Securities	16.0	11.0
Physical Commodities	5.9	1.1
Clearing and Execution Services	17.7	10.5
Total	$71.5	$58.3
Reconciliation of segment income to income before tax:
Segment income	$71.5	$58.3
Net costs not allocated to operating segments	47.1	39.7
Income before tax	$24.4	$18.6

(in millions)	As of December 31, 2018	As of September 30, 2018
Total assets:
Commercial Hedging	$1,901.3	$1,935.7
Global Payments	200.6	206.6
Securities	4,330.6	3,058.2
Physical Commodities	372.2	413.7
Clearing and Execution Services	1,821.4	2,109.9
Corporate unallocated	84.4	100.6
Total	$8,710.5	$7,824.7

Note 19 - Subsequent Event
On December 11, 2018 the Company executed a stock purchase agreement with GMP International Holdings Corp., a wholly-owned subsidiary of Canada-based GMP Capital Inc., to acquire its U.S.-based broker-dealer subsidiary, GMP Securities LLC (“GMP”), formerly known as Miller Tabak Securities, LLC, an independent, SEC-registered broker-dealer and FINRA member. GMP has an institutional fixed-income trading business which deals in high yield, convertible and emerging market debt and makes markets in certain equity securities. This transaction also involved the purchase of GMP’s U.S.-based parent. This acquisition allows the Company to expand its fixed income product offerings to clients and adds over 2,400 new institutional clients who can benefit from the Company’s full suite of financial services.
The transaction was subject to regulatory approval which was obtained in January 2019 with the acquisition closing on January 15, 2019. The aggregate purchase price for all of the outstanding shares of GMP and its U.S.-based parent is equal to the final tangible asset value determined as of the acquisition date less $2.0 million. On the acquisition date, the Company paid $8.2 million in cash consideration based upon estimated tangible book value. The initial cash consideration paid for the acquisition is subject to adjustment upon the final tangible book value to be agreed upon within a period of 90 days. The initial fair value allocation of the purchase price is not yet complete.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc. is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,700 employees as of December 31, 2018. We believe our client-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States (“U.S.”) signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will compute our income tax expense (benefit) for the September 30, 2019 tax year using a U.S. statutory tax rate of 21%. We computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. See Note 16 of the Condensed Consolidated Financial Statements for additional information.
For the three months ended December 31, 2017, we recorded tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities based on the information available. The Tax Reform also included a one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of our foreign subsidiaries. We made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017.
Recent Events Affecting the Company
During the week ended November 16, 2018, balances in approximately 300 accounts of the FCM division of our wholly owned subsidiary, INTL FCStone Financial, declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the INTL FCStone Financial’s client agreements and obligations under market regulation standards.
A CTA is registered with the CFTC and a member of, and subject to audit by, the NFA. OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while INTL FCStone Financial acted solely as the clearing firm in its role as the FCM.
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of February 5, 2019 and December 31, 2018, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.4 million and $30.0 million, respectively, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
We have done an assessment of the collectability of these accounts and have concluded that we do not have a sufficient basis to determine an allowance against these uncollected balances.  As we move through the collection process and additional information becomes available, we will continue to evaluate the likelihood of collection and consider the need for an allowance against the carrying value of these uncollected balances.  Depending on future collections and our ongoing assessments, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses from amounts not collected would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
We have been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and intend to defend them vigorously. However, the arbitrations are in the very early stages of the process and no prediction can be made regarding the ultimate outcome of the arbitrators’ decisions.
Executive Summary
In the first quarter of fiscal 2019, we achieved strong operating revenue growth, adding $52.1 million, or 25%, compared to the prior year to $264.7 million. With the exception of our Commercial Hedging segment, which saw operating revenues decline a modest 3.0%, all of our operating segments recorded double digit operating revenue growth versus the prior year.
The growth in operating revenues was led by our Securities and Clearing and Execution Services segments, which increased $26.0 million and $23.0 million, respectively versus the prior year. Global Payments achieved record operating revenues, adding $5.1 million, while our Physical Commodities segment added $3.7 million in operating revenues versus the prior year. Overall, segment income increased 23%, or $13.2 million to $71.5 million in the first quarter.
Commercial Hedging segment income declined 37%, primarily as a result of a $7.8 million decline in OTC revenues as well as a $1.9 million increase in non-variable direct expenses, primarily non-variable compensation and benefits and trade system costs.
Global Payments segment income increased 27%, primarily as a result of the increase in operating revenues, driven by a 7% increase in the number of payments made and a 13% increase in the average revenue per payment versus the prior year period. The operating revenue growth was partially offset by a $0.6 million increase in non-variable compensation and benefits.
Securities segment income increased 45%, primarily as a result of strong performance in our Equity Capital Markets business which added $20.0 million or 113% in operating revenue versus the prior year driven by a 75% increase in the gross dollar volume traded.
Physical Commodities segment income increased $4.8 million to $5.9 million in the first quarter of fiscal 2019. This was driven by a $3.7 million increase in operating revenues as well as a $3.3 million decline in non-variable direct expenses. The decline in non-variable direct expenses was driven by a $2.4 million recovery on the bad debt on physical coal in the first quarter of fiscal 2019 compared to the prior year period which included a $1.0 million bad debt on physical coal.

CES segment income increased 69%, primarily as a result of a $23.0 million increase in operating revenues, most notably in the Exchange-Traded Futures & Options business which added $14.5 million in operating revenues. This increase was driven by both a 57% increase in exchange traded volumes and an increase in interest income. In addition, during the first quarter, in our FX Prime Brokerage business, we recorded a $2.7 million settlement received in the first quarter related to the Barclays PLC ‘last look’ class action matter. In addition, we recorded $0.7 million in legal fees related to this settlement.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 63% of total expenses in the current period compared to 58% in the prior year period. Non-variable expenses increased 3%, or $2.1 million year-over-year.
For the first quarter of fiscal 2019, we recorded a net income of $18.2 million compared to a net loss of $6.9 million in the prior year period. The prior year period includes an estimated income tax charge of $20.9 million related to the enactment of the Tax Reform.
Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the three month periods ended December 31, 2018 and 2017.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,295.8	(18)%	$7,714.4
Principal gains, net	94.9	21%	78.3
Commission and clearing fees	97.4	14%	85.3
Consulting, management, and account fees	19.1	15%	16.6
Interest income	45.0	88%	24.0
Total revenues	6,552.2	(17)%	7,918.6
Cost of sales of physical commodities	6,287.5	(18)%	7,706.0
Operating revenues	264.7	25%	212.6
Transaction-based clearing expenses	50.1	36%	36.9
Introducing broker commissions	32.6	5%	31.1
Interest expense	33.0	131%	14.3
Net operating revenues	149.0	14%	130.3
Compensation and benefits	89.1	15%	77.2
Bad debts	0.3	200%	0.1
(Recovery) bad debt on physical coal	(2.4)	n/m	1.0
Other expenses	37.6	13%	33.4
Total compensation and other expenses	124.6	12%	111.7
Income before tax	24.4	31%	18.6
Income tax expense	6.2	(76)%	25.5
Net income (loss)	$18.2	n/m	$(6.9)

Balance Sheet information:	December 31, 2018	% Change	December 31, 2017
Total assets	$8,710.5	28%	$6,808.9
Payables to lenders under loans	$435.4	3%	$422.9
Stockholders’ equity	$526.0	19%	$443.2

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2018	% Change	2017
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	37,527.1	45%	25,862.1
Over-the-counter (“OTC”) (contracts, 000’s)	409.3	25%	327.9
Global Payments (# of payments, 000’s)	166.6	7%	156.3
Gold equivalent ounces traded (000’s)	95,219.6	184%	33,503.1
Equity Capital Markets (gross U.S. dollar volume, millions)	$43,308.7	75%	$24,734.3
Debt Capital Markets (gross U.S. dollar volume, millions)	$60,677.2	83%	$33,233.7
FX Prime Brokerage volume (U.S. dollar notional, millions)	$89,944.7	(21)%	$114,302.0
Average assets under management in Argentina (U.S. dollar, millions)	$282.8	(40)%	$473.7
Average client equity - futures and options (millions)	$2,332.5	10%	$2,125.8
Operating Revenues
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues increased 25% to a record $264.7 million in the first quarter compared to $212.6 million in the prior year. All operating segments recorded growth in operating revenues, with the exception of the Commercial Hedging segment which declined $1.7 million versus the prior year. The growth in operating revenues was led by our Securities segment which added $26.0 million versus the prior year, while our Clearing and Execution Services segment added $23.0 million. The Global Payments and Physical Commodities segments added $5.1 million and $3.7 million, respectively, in operating revenues versus the prior year.
Operating revenues in our Securities segment increased 60% to $69.0 million in the first quarter compared to the prior year. The Equity Capital Markets business added $20.0 million, as the gross dollar volume traded increased 75% as a result of an increase in market volatility and market share. Operating revenues in our Debt Capital Markets business increased $6.3 million versus the prior year, driven by an increase in interest income within our domestic institutional dealer in fixed income securities, which was partially offset by lower revenues in our Argentinian and domestic municipal securities businesses. Asset Management operating revenues declined $0.3 million compared to the prior year period as a result of a 40% decline in average assets under management.
Operating revenues in our CES segment increased 32% to $95.2 million in the first quarter, primarily as a result of 40% growth in Exchange-Traded Futures & Options revenues to $50.4 million, driven by increases in contract volumes and interest income. Our Correspondent Clearing business added $2.3 million in operating revenues, compared to the prior year, to $8.3 million as a result of a $2.7 million increase in interest and fee income related to client assets under administration. Our Independent Wealth Management business added $1.7 million versus the prior year, while our Derivative Voice Brokerage and FX Prime Brokerage businesses added $1.7 million and $2.8 million, respectively. The increase in FX Prime Brokerage operating revenues was primarily driven by a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
Operating revenues in Commercial Hedging declined 3% compared to the prior year to $59.8 million as a result of a $7.8 million decline in OTC revenues, which was partially offset by a $2.1 million increase in exchange-traded revenues and a $3.5 million increase in interest income. Exchange-traded volumes and OTC volumes increased 8% and 25%, respectively, and the average client equity increased 14% to $1.0 billion.
Operating revenues in our Global Payments segment increased 21% in the first quarter to a record $29.7 million, as a result of a 7% increase in the number of global payments and a 13% increase in the average revenue per trade compared to the prior year period.
Our Physical Commodity segment operating revenues increased 35% to $14.3 million. This increase was driven by a $2.4 million increase in Precious Metals operating revenues as well as a $1.3 million increase in Physical Ag & Energy operating revenues, both of which resulted from increased client activity.
Interest income increased $21.0 million, or 88%, to $45.0 million in the first quarter compared to $24.0 million in the prior year, as a result of the effect of increases in short term interest rates as well as increases in client balances in our Commercial Hedging and CES segments and volumes in our Debt Capital Markets business. Interest income in our Securities segment increased $12.0 million in the first quarter over the prior year, of which $8.5 million was related to increased trading activity within our domestic institutional dealer in fixed income securities and $3.5 million was related to an increase in securities lending activities. In addition, average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options

components of our Commercial Hedging and CES segments increased 10% to $2.3 billion in the first quarter compared to the prior year, which combined with the increases in short-term interest rates resulted in an aggregate $7.4 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Transaction-based clearing expenses: Transaction-based clearing expenses increased 36% to $50.1 million in the first quarter compared to $36.9 million in the prior year, and were 19% of operating revenues in the first quarter compared to 17% in the prior year. The increase in expense is primarily related to higher volumes in our Exchange-Traded Futures & Options and Financial Ag & Energy components, and significant growth in our Equity Capital Markets activity.
Introducing broker commissions: Introducing broker commissions increased 5% to $32.6 million in the first quarter compared to $31.1 million in the prior year, and were 12% of operating revenues in the first quarter compared to 15% in the prior year. The increase in expense is primarily due to increased activity in our Exchange-Traded Futures & Options, Independent Wealth Management and Financial Ag & Energy components, partially offset by lower costs in our Argentinian Debt Capital Markets business.
Interest expense: Interest expense increased $18.7 million, or 131%, to $33.0 million in the first quarter compared to $14.3 million in the prior year. During the first quarter and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $30.2 million and $12.1 million, respectively, and interest expense related to corporate funding purposes was $2.8 million and $2.2 million, respectively.
The increase in interest expense is primarily related to the trading activities of our institutional dealer in fixed income securities, which resulted in higher interest expense of $10.0 million, and the increased activity of our securities lending business in our Equity Capital Markets component, which resulted in higher interest expense of $3.3 million. Also, an increase in short-term interest rates resulted in higher interest costs in our Exchange-Traded Futures & Options and Financial Ag & Energy components. Additionally, higher short-term interest rates along with higher average borrowings outstanding on physical commodities financing facilities resulted in increased interest expense.
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
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Net operating revenues increased 14% to $149.0 million in the first quarter compared to $130.3 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$41.4	3%	$40.3
Variable compensation and benefits	47.7	29%	36.9
	89.1	15%	77.2
Other non-compensation expenses:
Trading systems and market information	9.2	12%	8.2
Occupancy and equipment rental	4.4	7%	4.1
Professional fees	5.3	13%	4.7
Travel and business development	3.8	9%	3.5
Non-trading technology and support	4.2	35%	3.1
Depreciation and amortization	2.9	7%	2.7
Communications	1.3	(7)%	1.4
Bad debts	0.3	200%	0.1
(Recovery) bad debt on physical coal	(2.4)	n/m	1.0
Other expense	6.5	14%	5.7
	35.5	3%	34.5
Total compensation and other expenses	$124.6	12%	$111.7
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Compensation and Other Expenses: Compensation and other expenses increased 12%, to $124.6 million in the first quarter compared to $111.7 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 15% to $89.1 million in the first quarter compared to $77.2 million in the prior year. Total compensation and benefits were 34% of operating revenues in the first quarter compared to 36% in the prior year. The variable portion of compensation and benefits increased by 29% to $47.7 million in the first quarter compared to $36.9 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the first quarter compared to 28% in the prior year. Administrative, centralized operations and executive incentive compensation was $6.3 million in the first quarter compared to $4.3 million in the prior year.
The fixed portion of compensation and benefits increased 3% to $41.4 million in the first quarter compared to $40.3 million in the prior year. Non-variable salaries increased $1.1 million, or 4%, primarily due to the increased headcount across administrative areas. Employee benefits, excluding share-based compensation, increased $0.9 million in the first quarter, primarily related to higher healthcare and other benefit costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.9 million in the first quarter compared to $1.6 million in the prior year. The number of employees increased 4% to 1,763 at the end of the first quarter compared to 1,701 at the beginning of the first quarter. The number of employees at the end of the prior year period was 1,595.
Other Non-Compensation Expenses: Other non-compensation expenses increased 3% to $35.5 million in the first quarter compared to $34.5 million in the prior year. Trade systems and market information increased $1.0 million, as higher market information costs were experienced in the Financial Ag & Energy component and among our operational and administrative departments. Non-trading technology and support increased $1.1 million, primarily due to higher support and maintenance costs related to various IT and client engagement systems.
During the quarter ended December 31, 2018, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million in the quarter ended December 31, 2018. During the prior year period, we recorded additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. The expense related to reimbursement for demurrage and other charges related to contracts with delivery dates during the first quarter of fiscal 2018.
Provision for Taxes: The effective income tax rate was 25% in the first quarter compared to 137% in the prior year. For the three months ended December 31, 2018, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and US and foreign permanent differences. The estimated GILTI tax expense increased the effective rate approximately 2%. The effective rate for the three months ended December 31, 2017 was 25%, excluding the impacts of Tax Reform, and was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. For the three months ended December 31, 2017, the Company recorded discrete expense of $20.9 million related to Tax Reform, which increased the effective tax rate by 112%. Further, the Company’s effective tax rate decreased 1.0% and 1.2% for the three months ended December 31, 2018 and 2017, respectively, due to excess tax benefits on share-based compensation recognized due to the adoption of Accounting Standards Update (“ASU”) 2016-09.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Compensation and benefits:
Fixed compensation and benefits	$17.1	4%	$16.5
Variable compensation and benefits	5.6	47%	3.8
	22.7	12%	20.3
Other non-compensation expenses:
Communication and data services	0.4	(33)%	0.6
Occupancy and equipment rental	4.4	7%	4.1
Professional fees	3.3	18%	2.8
Travel and business development	1.1	38%	0.8
Non-trading technology and support	3.0	20%	2.5
Depreciation and amortization	2.3	5%	2.2
Communications	1.2	(8)%	1.3
Other expense	3.6	(10)%	4.0
	19.3	5%	18.3
Total compensation and other expenses	$42.0	9%	$38.6
Total unallocated costs and other expenses increased $3.4 million to $42.0 million in the first quarter compared to $38.6 million in the prior year. Compensation and benefits increased $2.4 million, or 12% to $22.7 million in the first quarter compared to $20.3 million in the prior year. During the first quarter, the increase in variable compensation and benefits is primarily related to headcount increases across several administrative departments.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2018	% of Total	2017	% of Total
Variable compensation and benefits	$47.7	23%	$36.9	21%
Transaction-based clearing expenses	50.1	24%	36.9	21%
Introducing broker commissions	32.6	16%	31.1	16%
Total variable expenses	130.4	63%	104.9	58%
Fixed compensation and benefits	41.4	20%	40.3	22%
Other fixed expenses	37.6	18%	33.4	19%
Bad debts	0.3	—%	0.1	—%
(Recovery) bad debt on physical coal	(2.4)	(1)%	1.0	1%
Total non-variable expenses	76.9	37%	74.8	42%
Total non-interest expenses	$207.3	100%	$179.7	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2018 and 2017, respectively.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 63% in the first quarter compared to 58% in the prior year.

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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2018	% of Operating Revenues	2017	% of Operating Revenues
Sales of physical commodities	$6,295.8		$7,714.4
Principal gains, net	95.7		76.2
Commission and clearing fees	97.7		85.2
Consulting, management, and account fees	18.7		16.1
Interest income	47.6		26.0
Total revenues	6,555.5		7,917.9
Cost of sales of physical commodities	6,287.5		7,706.0
Operating revenues	268.0	100%	211.9	100%
Transaction-based clearing expenses	49.9	19%	36.3	17%
Introducing broker commissions	32.6	12%	31.1	15%
Interest expense	31.8	12%	13.1	6%
Net operating revenues	153.7		131.4
Variable direct compensation and benefits	41.4	15%	32.6	15%
Net contribution	112.3		98.8
Fixed compensation and benefits	20.7		19.9
Other fixed expenses	22.2		19.5
Bad debts	0.3		0.1
Bad debt on physical coal	(2.4)		1.0
Total non-variable direct expenses	40.8	15%	40.5	19%
Segment income	$71.5		$58.3
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Net contribution for all of our business segments increased 14% to $112.3 million in the first quarter compared to $98.8 million in the prior year. Segment income increased 23% to $71.5 million in the first quarter compared to $58.3 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	20.6	(25)%	27.6
Commission and clearing fees	27.5	6%	26.0
Consulting, management, and account fees	4.0	8%	3.7
Interest income	7.7	83%	4.2
Total revenues	59.8	(3)%	61.5
Cost of sales of physical commodities	—	—	—
Operating revenues	59.8	(3)%	61.5
Transaction-based clearing expenses	9.1	17%	7.8
Introducing broker commissions	5.0	16%	4.3
Interest expense	0.4	33%	0.3
Net operating revenues	45.3	(8)%	49.1
Variable direct compensation and benefits	14.7	17%	12.6
Net contribution	30.6	(16)%	36.5
Fixed compensation and benefits	8.1	9%	7.4
Other fixed expenses	9.1	14%	8.0
Bad debts	0.1	n/m	—
Total non-variable direct expenses	17.3	12%	15.4
Segment income	$13.3	(37)%	$21.1
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended December 31,
	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$17.9	7%	$16.7
Energy and renewable fuels	2.0	—%	2.0
LME metals	12.4	6%	11.7
Other	3.3	6%	3.1
	$35.6	6%	$33.5
Selected data:
Futures and options (contracts, 000’s)	6,726.8	8%	6,212.5
Average rate per contract	$5.20	(2)%	$5.31
Average client equity - futures and options (millions)	$1,003.5	14%	$878.2

	OTC
	Three Months Ended December 31,
	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$15.4	2%	$15.1
Energy and renewable fuels	4.5	50%	3.0
Other	(7.6)	n/m	2.0
	$12.3	(39)%	$20.1
Selected data:
Volume (contracts, 000’s)	409.3	25%	327.9
Average rate per contract	$27.85	(52)%	$58.55
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues decreased 3% to $59.8 million in the first quarter compared to $61.5 million in the prior year. Exchange-traded revenues increased 6%, to $35.6 million in the first quarter, primarily driven by increased client activity in the domestic grain markets, Latin America soft commodities and in our LME business. Overall exchange-traded contract volumes increased 8%, however the average rate per contract declined 2% to $5.20.

OTC revenues declined 39%, to $12.3 million in the first quarter, compared to $20.1 million in the prior year, despite a 25% increase in OTC volumes. OTC revenues were negatively effected by marked-to-market declines, which we believe in part are temporary in nature, related to certain longer tenor positions which are directionally hedged but suffered declines in value during periods of lower market activity at the end of the calendar year. These declines were partially offset by increased client activity in the energy, grain and soft commodity markets.
Consulting, management, and account fees increased 8% over the prior year, to $4.0 million in the first quarter. Interest income, increased 83%, to $7.7 million compared to $4.2 million in the prior year. The increase in interest income was driven by an increase in short-term interest rates, as well as a 14% increase in average equity for exchange-traded futures and options clients versus the prior year to $1,003.5 million in the first quarter.
Segment income decreased 37% to $13.3 million in the first quarter compared to $21.1 million in the prior year, primarily as a result of the $1.7 million decline in operating revenues discussed above, a $4.1 million increase in variable expenses excluding interest expense, and a $1.9 million increase in non-variable direct expenses. The increase in variable expenses is principally driven by the increase in exchange-traded and OTC contract volumes. The increase in non-variable direct expenses was driven by increases in both non-variable compensation and benefits and trade system costs. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 48% compared to 40% in the prior year, primarily as the result of the decline in OTC revenues.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	28.1	19%	23.7
Commission and clearing fees	0.9	—%	0.9
Consulting, management, account fees	0.6	—	—
Interest income	0.1	—	—
Total revenues	29.7	21%	24.6
Cost of sales of physical commodities	—	—	—
Operating revenues	29.7	21%	24.6
Transaction-based clearing expenses	1.0	(17)%	1.2
Introducing broker commissions	0.2	(50)%	0.4
Interest expense	0.1	—	—
Net operating revenues	28.4	23%	23.0
Variable direct compensation and benefits	5.3	15%	4.6
Net contribution	23.1	26%	18.4
Fixed compensation and benefits	2.1	40%	1.5
Other fixed expenses	2.4	4%	2.3
Bad debts	—	n/m	—
Total non-variable direct expenses	4.5	18%	3.8
Segment income	$18.6	27%	$14.6
Selected data:
Global Payments (# of payments, 000’s)	166.6	7%	156.3
Average revenue per trade	$178.27	13%	$157.39
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues increased 21% to a record $29.7 million in the first quarter compared to $24.6 million in the prior year, driven by 7% growth in the volume of payments made and a 13% increase in the average revenue per trade compared to the prior year. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
Segment income increased 27% to $18.6 million in the first quarter compared to $14.6 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $0.7 million increase in non-variable direct expenses versus the prior year period, primarily driven by higher non-variable compensation. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 22% in the first quarter compared to 25% in the prior year, primarily as a result of a decrease in introducing broker commissions.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our understanding of local market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted American Depository Receipts (“ADRs”), Global Depository Receipts (“GDRs”) and foreign ordinary shares. We make markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina and Brazil, where we are active in providing institutional executions in the local capital markets.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	37.0	77%	20.9
Commission and clearing fees	4.2	(16)%	5.0
Consulting, management, and account fees	1.5	(46)%	2.8
Interest income	26.3	84%	14.3
Total revenues	69.0	60%	43.0
Cost of sales of physical commodities	—	—	—
Operating revenues	69.0	60%	43.0
Transaction-based clearing expenses	13.2	67%	7.9
Introducing broker commissions	0.2	(91)%	2.2
Interest expense	23.5	150%	9.4
Net operating revenues	32.1	37%	23.5
Variable direct compensation and benefits	10.3	81%	5.7
Net contribution	21.8	22%	17.8
Fixed compensation and benefits	3.3	(27)%	4.5
Other fixed expenses	2.5	9%	2.3
Bad debts	—	n/m	—
Total non-variable direct expenses	5.8	(15)%	6.8
Segment income	$16.0	45%	$11.0
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2018	% Change	2017
Operating revenues by product line (in millions):
Equity Capital Markets	$37.7	113%	$17.7
Debt Capital Markets	29.1	28%	22.8
Asset Management	2.2	(12)%	2.5
	$69.0	60%	$43.0
Selected data:
Equity Capital Markets (gross U.S. dollar volume, millions)	$43,308.7	75%	$24,734.3
Equity Capital Markets revenue per $1,000 traded	$0.75	15%	$0.65
Debt Capital Markets (gross U.S. dollar volume, millions)	$60,677.2	83%	$33,233.7
Debt Capital Markets revenue per $1,000 traded	$0.48	(30)%	$0.69
Average assets under management in Argentina (U.S. dollar, millions)	$282.8	(40)%	$473.7
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues increased 60% to $69.0 million in the first quarter compared to $43.0 million in the prior year.
Operating revenues in Equity Capital Markets increased 113% in the first quarter compared to the prior year period. Gross dollar volume traded increased 75% driven both by increased market volatility and an increase in market share. The increased volatility also contributed to the 15% increase in the average revenue per $1,000 traded. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 28% in the first quarter compared to the prior year, primarily driven by an increase in interest income in our domestic institutional dealer in fixed income securities business, which was partially offset by a decline in operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues decreased 12% in the first quarter compared to the prior year as assets under management decreased 40% to $282.8 million in the first quarter compared to $473.7 million in the prior year. The decline in both Asset Management operating revenues and assets under management are primarily driven by difficult market conditions in Argentina including the devaluation of the Argentine Peso.

Segment income increased 45% to $16.0 million in the first quarter compared to $11.0 million in the prior year, primarily as a result of the increase in Equity Capital Markets operating revenues as the increase in Debt Capital Markets operating revenues was more than offset by higher interest expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 34% in the first quarter compared to 37% in the prior year, primarily as the result of a decrease in introducing broker commissions.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Revenues:
Sales of physical commodities	$6,295.8	(18)%	$7,714.4
Trading gains (losses), net	2.6	n/m	(0.7)
Commission and clearing fees	0.1	(83)%	0.6
Consulting, management, and account fees	0.5	400%	0.1
Interest income	2.8	27%	2.2
Total revenues	6,301.8	(18)%	7,716.6
Cost of sales of physical commodities	6,287.5	(18)%	7,706.0
Operating revenues	14.3	35%	10.6
Transaction-based clearing expenses	0.2	—%	0.2
Introducing broker commissions	—	(100)%	0.1
Interest expense	3.7	95%	1.9
Net operating revenues	10.4	24%	8.4
Variable direct compensation and benefits	3.3	18%	2.8
Net contribution	7.1	27%	5.6
Fixed compensation and benefits	2.2	22%	1.8
Other fixed expenses	1.3	(24)%	1.7
Bad debts	0.1	n/m	—
Bad debt on physical coal	(2.4)	(340)%	1.0
Total non-variable direct expenses	1.2	(73)%	4.5
Segment income	$5.9	436%	$1.1

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended December 31,
	2018	% Change	2017
Total revenues	$5,960.9	(21)%	$7,530.1
Cost of sales of physical commodities	5,953.2	(21)%	7,524.8
Operating revenues	$7.7	45%	$5.3
Selected data:
Gold equivalent ounces traded (000’s)	95,219.6	184%	33,503.1
Average revenue per ounce traded	$0.08	(50)%	$0.16

	Physical Ag & Energy
	Three Months Ended December 31,
	2018	% Change	2017
Total revenues	$340.9	83%	$186.5
Cost of sales of physical commodities	334.3	84%	181.2
Operating revenues	$6.6	25%	$5.3
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues for Physical Commodities increased 35% to $14.3 million in the first quarter compared to $10.6 million in the prior year.
Precious Metals operating revenues increased 45% to $7.7 million in the first quarter compared to $5.3 million in the prior year, driven by a 184% increase in the number of ounces traded, particularly in the Far East, but tempered by narrower spreads. The increase in both operating revenues and the number of ounces traded were driven by increased activity in the gold and silver auctions as well as increased client activity driven by market volatility. Operating revenues in the first quarter include a $1.6 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries, while the prior year includes a $1.3 million unrealized loss on derivative positions held against precious metals inventory.
Operating revenues in Physical Ag & Energy increased 25% to $6.6 million in the first quarter compared to the prior year. The increase in operating revenues is primarily due to an increase in client activity in the energy and metals markets along with an increase in commodity financing program revenues.
During the quarter ended December 31, 2018, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million in the quarter ended December 31, 2018. The prior year period included $1.0 million of bad debt on physical coal related to our exit of the physical coal business.
Segment income increased 436% to $5.9 million in the first quarter compared to $1.1 million in the prior year. This was primarily driven by the increase in operating revenues as well as the recovery on the bad debt on physical coal.
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
As of December 31, 2018, we held $2.2 billion in required client segregated assets, which we believe makes us the third largest non-bank futures commission merchant (“FCM”) in the United States, as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with over 70 correspondent clearing relationships with over $13 billion in assets under management or administration as of December 31, 2018.
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
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we employ over 30 employees providing brokerage services across the fuel, crude, and middle distillates markets with over 200 well known commercial and institutional clients throughout EMEA.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Sales of physical commodities	$—	—	$—
Principal gains, net	7.4	57%	4.7
Commission and clearing fees	65.0	23%	52.7
Consulting, management, and account fees	12.1	27%	9.5
Interest income	10.7	102%	5.3
Total revenues	95.2	32%	72.2
Cost of physical commodities sold	—	—	—
Operating revenues	95.2	32%	72.2
Transaction-based clearing expenses	26.4	38%	19.2
Introducing broker commissions	27.2	13%	24.1
Interest expense	4.1	173%	1.5
Net operating revenues	37.5	37%	27.4
Variable direct compensation and benefits	7.8	13%	6.9
Net contribution	29.7	45%	20.5
Fixed compensation and benefits	5.0	6%	4.7
Other fixed expenses	6.9	33%	5.2
Bad debts	0.1	—%	0.1
Total non-variable direct expenses	12.0	20%	10.0
Segment income	$17.7	69%	$10.5
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2018	% Change	2017
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$50.4	40%	$35.9
FX Prime Brokerage	7.5	60%	4.7
Correspondent Clearing	8.3	38%	6.0
Independent Wealth Management	20.2	9%	18.5
Derivative Voice Brokerage	8.8	24%	7.1
	$95.2	32%	$72.2
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	30,800.3	57%	19,649.6
Exchange-traded - futures and options average rate per contract	$1.31	(15)%	$1.55
Average client equity - futures and options (millions)	$1,329.0	7%	$1,247.6
FX Prime Brokerage volume (U.S. dollar notional, millions)	$89,944.7	(21)%	$114,302.0
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Operating revenues increased 32% to $95.2 million in the first quarter compared to $72.2 million in the prior year.

Operating revenues in our Exchange-Traded Futures & Options business increased 40% to $50.4 million in the first quarter compared to $35.9 million in the prior year as a result of a 57% increase in exchange-traded volumes which was partially offset by a 15% decline in the average rate per contract compared to the prior year period. In addition, interest income in the Exchange-Traded Futures & Options business increased $4.3 million to $7.9 million in the first quarter as a result of an increase in short-term interest rates and a 7% increase in average client equity to $1.3 billion.
Operating revenues in our FX Prime Brokerage increased 60% compared to the prior year to $7.5 million in the first quarter. This increase was primarily driven by a $2.7 million settlement received in the first quarter related to the Barclays PLC ‘last look’ class action. Excluding this settlement, FX Prime Brokerage operating revenues were flat with the prior year, despite a 21% decline in foreign exchange volumes as market volatility drove a widening of spreads in this business.
Correspondent Clearing operating revenues increased 38% compared to the prior year to $8.3 million in the first quarter, while operating revenues in Independent Wealth Management increased 9% versus the prior year to $20.2 million. In the Correspondent Clearing business, interest income increased $1.1 million to $2.6 million the first quarter and fee income related to money market/FDIC sweep balances increased $1.6 million to $3.3 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in Derivative Voice Brokerage increased 24% to $8.8 million in the first quarter compared to the prior year.
Segment income increased to $17.7 million in the first quarter compared to $10.5 million in the prior year, primarily as a result of the increase in operating revenues, which was partially offset by a $2.0 million increase in non-variable direct expenses, primarily driven by a $0.7 million increase in professional fees related to the Barclays settlement as well as higher non-variable compensation and benefits and trade system costs. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in the first quarter compared to 70% in the prior year, down primarily due to the growth in interest income.
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
Our wholly owned subsidiary, SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.), is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
As of December 31, 2018, we had total equity capital of $526.0 million and outstanding bank loans of $435.4 million.

A substantial portion of our assets are liquid. As of December 31, 2018, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
In our Physical Commodities business we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the three months ended December 31, 2018 and 2017 can be found in Note 6 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of December 31, 2018 and September 30, 2018, were $8.7 billion and $7.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
As of December 31, 2018, we had $360.1 million in undistributed foreign earnings. The Company recognized the one-time U.S. repatriation tax due under Tax Reform and, as a result, repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. Our intent is to permanently reinvest these funds outside of the United States, with the exception of $13.0 million that was paid in the first quarter of fiscal year 2019. Foreign withholding tax is not applicable to this distribution.
As of December 31, 2018, we had four committed bank credit facilities, totaling $594.5 million, of which $408.5 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 10 of the Condensed Consolidated Financial Statements. The credit facilities include:

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

•
An unsecured syndicated loan facility, committed until February 28, 2019, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $594.5 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Quarterly Report on Form 10-Q. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of December 31, 2018, we had six uncommitted bank credit facilities with an outstanding balance $25.9 million. The credit facilities include:

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

•
A secured uncommitted loan facility under which FCStone Merchant Services, LLC may borrow up to $20.0 million, collateralized by a first priority security interest in the goods and inventory of FCStone Merchant Services, LLC that is either located outside of the U.S. and Canada or in transit to a destination outside the U.S. or Canada, to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement.

Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2018, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2018. Additional information on these net capital and minimum net capital requirements can be found in Note 13 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Following the adoption of Accounting Standards Update (“ASU”) 2016-18 on October 1, 2018, we now include client cash and securities segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated cash flow statements to the extent that they have an original maturity of 90 days or less and, therefore, meet the definition of a cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the cash flow statement if they have an original maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payable to the client. However, we will report a use of cash in periods where segregated U.S. Treasury securities mature and are replaced with U.S. Treasury securities which have original maturities greater than 90 days.
Our cash and cash equivalents decreased from $2,190.1 million as of September 30, 2018 to $2,051.8 million as of December 31, 2018, a net decrease of $138.3 million. Net cash of $213.0 million was used in operating activities, $5.2 million was used in investing activities and net cash of $79.6 million was provided by financing activities, of which $80.4 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $0.3 million.
In the broker-dealer industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the markets, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges that are not subject to segregation requirements, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds that is not subject to regulatory segregation requirements. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, in our unregulated OTC and foreign exchange operations which are not subject to segregation requirements, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
We continuously evaluate opportunities to expand our business. Investing activities include $4.5 million in capital expenditures for property, plant and equipment in the first quarter compared to $3.2 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects.
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
Commitments
Information about our commitments and contingent liabilities is contained in Note 12 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities trading activities. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the balance sheet. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2018 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2018 and September 30, 2018, at fair value of the related financial instruments, totaling $839.7 million and $866.5 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2018, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2018. The totals of $839.7 million and $866.5 million include a net liability of $142.6 million and $193.4 million for derivatives, based on their fair value as of December 31, 2018 and September 30, 2018, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2018 and September 30, 2018.
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
Accounting Development Updates
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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the ways entities recognize credit losses on financial instruments. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted in annual and interim periods in fiscal years beginning after December 15, 2018. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2021. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company is currently in the process of establishing a cross-functional team to assess the required changes to our credit loss methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact that this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Credit Risk
See Note 5 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2018.

Marked-to-Market Revenues
Number of Days
0
2
4
6
8
10
12
14
16
2
5
7
11
15
9
9
4
2
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
> $4,500
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional dealer in fixed income securities business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consists primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2018, $434.4 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2018, we had $1.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2018, the previously authorized repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions expired. As of the date of this filing, no additional authorization by our Board of Directors has occurred. Previously approved plans were subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended December 31, 2018 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2018 to October 31, 2018	—	$—	—	1,000,000
November 1, 2018 to November 30, 2018	—	—	—	1,000,000
December 1, 2018 to December 31, 2018	—	—	—	1,000,000
Total	—	$—	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	February 6, 2019	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 6, 2019	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer