Form 10-Q
period 2019-03-31
INTL FCSTONE INC.
filed 2019-05-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission File Number 000-23554
INTL FCStone Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
155 East 44th Street, Suite 1500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	INTL	The Nasdaq Stock Market LLC
As of May 6, 2019, there were 19,128,030 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$274.4	$342.3
Cash, securities and other assets segregated under federal and other regulations (including $235.8 and $643.3 at fair value at March 31, 2019 and September 30, 2018, respectively)	959.0	1,408.7
Collateralized transactions:
Securities purchased under agreements to resell	1,242.4	870.8
Securities borrowed	1,289.8	225.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $422.7 and $517.4 at fair value at March 31, 2019 and September 30, 2018, respectively)	2,266.8	2,234.5
Receivables from clients, net	305.3	288.0
Notes receivable, net	2.6	3.8
Income taxes receivable	0.3	0.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $285.5 and $123 at March 31, 2019 and September 30, 2018, respectively)	2,596.7	2,054.8
Physical commodities inventory, net (including $202.9 and $156.9 at fair value at March 31, 2019 and September 30, 2018, respectively)	279.8	222.5
Deferred income taxes, net	22.8	19.8
Property and equipment, net	45.6	42.4
Goodwill and intangible assets, net	59.4	59.8
Other assets	62.8	51.5
Total assets	$9,407.7	$7,824.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$128.3	$145.4
Payables to:
Clients	2,994.6	3,639.6
Broker-dealers, clearing organizations and counterparties (including $15.8 and $0 at fair value at March 31, 2019 and September 30, 2018, respectively)	575.2	89.5
Lenders under loans	256.8	355.2
Senior secured term loan, net	171.8	—
Income taxes payable	11.3	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	2,384.7	1,936.7
Securities loaned	1,376.5	277.9
Financial instruments sold, not yet purchased, at fair value	956.7	866.5
Total liabilities	8,855.9	7,319.4
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,218,132 issued and 19,096,175 outstanding at March 31, 2019 and 21,030,497 issued and 18,908,540 outstanding at September 30, 2018	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at March 31, 2019 and September 30, 2018	(46.3)	(46.3)
Additional paid-in-capital	272.1	267.5
Retained earnings	358.6	317.0
Accumulated other comprehensive loss, net	(32.8)	(33.1)
Total stockholders' equity	551.8	505.3
Total liabilities and stockholders' equity	$9,407.7	$7,824.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Revenues:
Sales of physical commodities	$6,929.5	$6,255.8	$13,225.3	$13,970.2
Principal gains, net	110.3	98.5	203.1	175.6
Commission and clearing fees	85.1	106.4	184.6	192.9
Consulting, management, and account fees	19.1	18.4	38.2	35.0
Interest income	48.2	27.9	93.2	51.9
Total revenues	7,192.2	6,507.0	13,744.4	14,425.6
Cost of sales of physical commodities	6,921.1	6,246.8	13,208.6	13,952.8
Operating revenues	271.1	260.2	535.8	472.8
Transaction-based clearing expenses	42.7	50.7	92.8	87.6
Introducing broker commissions	24.8	36.2	57.4	67.3
Interest expense	38.4	19.0	71.4	33.3
Net operating revenues	165.2	154.3	314.2	284.6
Compensation and other expenses:
Compensation and benefits	97.9	88.2	187.0	165.4
Trading systems and market information	9.5	8.9	18.7	17.1
Occupancy and equipment rental	5.0	4.2	9.4	8.3
Professional fees	5.0	3.9	10.3	8.6
Travel and business development	4.0	3.0	7.8	6.5
Non-trading technology and support	5.0	3.4	9.2	6.5
Depreciation and amortization	3.2	2.9	6.1	5.6
Communications	2.0	1.4	3.3	2.8
Bad debts	0.7	0.2	1.0	0.3
(Recovery) bad debt on physical coal	—	—	(2.4)	1.0
Other	7.4	8.7	13.9	14.4
Total compensation and other expenses	139.7	124.8	264.3	236.5
Other gain	5.4	—	5.4	—
Income before tax	30.9	29.5	55.3	48.1
Income tax expense	7.5	6.8	13.7	32.3
Net income	$23.4	$22.7	$41.6	$15.8
Earnings per share:
Basic	$1.23	$1.20	$2.19	$0.83
Diluted	$1.21	$1.18	$2.15	$0.81
Weighted-average number of common shares outstanding:
Basic	18,753,490	18,559,849	18,706,104	18,502,795
Diluted	19,004,793	18,859,333	18,999,889	18,836,213
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net income	$23.4	$22.7	$41.6	$15.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	(1.6)	0.3	(3.8)
Other comprehensive (loss) income	—	(1.6)	0.3	(3.8)
Comprehensive income	$23.4	$21.1	$41.9	$12.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$41.6	$15.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.1	5.6
Bad debts	1.0	0.3
(Recovery) bad debt on physical coal	(2.4)	1.0
Deferred income taxes	(0.4)	18.6
Amortization of debt issuance costs	0.8	0.5
Amortization of share-based compensation	3.8	3.2
Bargain purchase gain on acquisition	(5.4)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	407.5	(585.1)
Securities purchased under agreements to resell	(371.6)	(198.1)
Securities borrowed	(1,064.3)	(433.3)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	5.8	10.0
Receivables from clients, net	(17.2)	(72.0)
Notes receivable, net	1.2	(1.9)
Income taxes receivable	0.1	(0.6)
Financial instruments owned, at fair value	(534.8)	(125.2)
Physical commodities inventory, net	(57.3)	(162.5)
Other assets	(9.6)	3.1
Accounts payable and other accrued liabilities	(19.7)	1.5
Payables to clients	(642.6)	195.6
Payables to broker-dealers, clearing organizations and counterparties	485.4	(51.0)
Income taxes payable	2.7	4.5
Securities sold under agreements to repurchase	448.0	169.5
Securities loaned	1,098.6	448.0
Financial instruments sold, not yet purchased, at fair value	85.8	104.1
Net cash used in operating activities	(136.9)	(648.4)
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.8)	—
Purchase of property and equipment	(7.3)	(6.9)
Net cash used in investing activities	(15.1)	(6.9)
Cash flows from financing activities:
Net change in payable to lenders under loans	(98.0)	110.7
Proceeds from issuance of senior secured term loan	175.0	—
Payment of senior secured term loan	(2.2)	—
Payments of note payable	(0.4)	(0.4)
Deferred payments on acquisitions	—	(5.5)
Debt issuance costs	(3.2)	(0.1)
Exercise of stock options	0.8	2.2
Withholding taxes on stock option exercises	—	(0.8)
Net cash provided by financing activities	72.0	106.1
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	0.3	(1.7)
Net decrease in cash, segregated cash, cash equivalents, and segregated cash equivalents	(79.7)	(550.9)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,190.1	2,601.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$2,110.4	$2,050.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$69.8	$32.5
Income taxes paid, net of cash refunds	$11.3	$9.8
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from business acquisition	$2.7	$—
Acquisition of business:
Assets acquired	$25.9	$—
Liabilities assumed	(7.3)	—
Total net assets acquired	$18.6	$—
Escrow deposits related to acquisitions	$2.5	$—
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	March 31
(in millions)	2019	2018
Cash and cash equivalents	$274.4	$336.0
Cash segregated under federal and other regulations(1)	723.3	635.9
Securities segregated under federal and other regulations(1)	—	0.5
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	993.9	668.6
Securities segregated and pledged to exchange-clearing organizations(2)	118.8	409.5
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$2,110.4	$2,050.5

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $235.7 million and $615.0 million as of March 31, 2019 and 2018, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to derivatives clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,154.1 million and $836.0 million as of March 31, 2019 and 2018, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended March 31, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31 2017	$0.2	$(46.3)	$261.4	$254.6	$(26.7)	$443.2
Net income				22.7		22.7
Other comprehensive loss					(1.6)	(1.6)
Exercise of stock options			0.7			0.7
Share-based compensation			1.6			1.6
Balances as of March 31, 2018	$0.2	$(46.3)	$263.7	$277.3	$(28.3)	$466.6

	Three months ended March 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2018	$0.2	$(46.3)	$269.7	$335.2	$(32.8)	$526.0
Net income				23.4		23.4
Exercise of stock options			0.5			0.5
Share-based compensation			1.9			1.9
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8

	Six months ended March 31, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net income				15.8		15.8
Other comprehensive loss					(3.8)	(3.8)
Exercise of stock options			1.5			1.5
Share-based compensation			3.2			3.2
Balances as of March 31, 2018	$0.2	$(46.3)	$263.7	$277.3	$(28.3)	$466.6

	Six months ended March 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				41.6		41.6
Other comprehensive gain					0.3	0.3
Exercise of stock options			0.8			0.8
Share-based compensation			3.8			3.8
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, which has been derived from the audited consolidated balance sheet of September 30, 2018, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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

Reclassifications
During the three and six months ended March 31, 2019, the Company reclassified certain brokerage related revenues for which the Company earns commissions on trading activity in the capacity of an agent. In performing this reclassification, the Company has made a retrospective adjustment to the condensed consolidated income statements for the three and six months ended March 31, 2018. For the three and six months ended March 31, 2018, brokerage related revenues of $9.2 million and $17.9 million, respectively, were reclassified from ‘trading gains, net’ to ‘commissions and clearing fees’. Additionally, the Company has renamed the line item ‘trading gains, net’ to ‘principal gains, net’ on the condensed consolidated income statements in order to reflect the fact that these revenue streams are earned from trading financial instruments in the capacity of a principal and in order to properly segregate revenues earned from contracts with clients in connection with the adoption of the new revenue standard as discussed below.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 1.9% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively, and approximately 1.6% of the Company’s total revenues for the six months ended March 31, 2019 and 2018. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 38.4% and 48.0% of the Company’s operating revenues for the three months ended March 31, 2019 and 2018, respectively, and approximately 41.6% and 48.2% of the Company’s operating revenues for the six months ended March 31, 2019 and 2018, respectively. This includes all of the Company’s commission and clearing fees and consulting, management, and account fees revenues. Revenues within the scope of Topic 606 are presented within ‘Commission and clearing fees’ and ‘Consulting, management, and account fees’ on the condensed consolidated income statements. Revenues that are not within the scope of Topic 606 are presented within ‘Sales of physical commodities’, ‘Principal gains, net’, and ‘Interest income’ on the condensed consolidated income statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three and six months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$31.2	$44.0	$70.3	$78.6
OTC derivative brokerage	7.3	8.3	16.2	15.8
Equities and fixed income	3.6	2.8	6.8	5.6
Mutual funds	1.9	2.1	4.5	4.1
Insurance and annuity products	1.5	1.5	3.0	3.0
Other	0.5	—	0.7	0.6
Total sales-based commission	46.0	58.7	101.5	107.7
Trailing:
Mutual funds	3.0	3.3	6.2	6.6
Insurance and annuity products	3.4	3.7	7.1	7.3
Total trailing commission	6.4	7.0	13.3	13.9

Clearing fees	26.8	34.5	59.4	59.5
Trade conversion fees	3.3	2.0	4.9	3.8
Other	2.6	4.2	5.5	8.0
Total commission and clearing fees:	85.1	106.4	184.6	192.9

Consulting, management, and account fees:
Underwriting fees	0.2	0.7	0.5	1.3
Asset management fees	6.0	6.4	12.2	12.5
Advisory and consulting fees	4.7	4.8	9.7	9.4
Sweep program fees	4.1	2.7	7.9	4.9
Customer account fees	2.5	2.9	5.2	5.7
Other	1.6	0.9	2.7	1.2
Total consulting, management, and account fees	19.1	18.4	38.2	35.0
Total revenues from contracts with clients	$104.2	$124.8	$222.8	$227.9

Method of revenue recognition:
Point-in-time	$83.0	$103.9	$179.7	$187.2
Time elapsed	21.2	20.9	43.1	40.7
Total revenues from contracts with clients	104.2	124.8	222.8	227.9
Other sources of revenues
Precious metals trading	6,660.9	6,031.6	12,616.4	13,563.5
Agricultural and energy merchandising and origination	268.6	224.2	608.9	406.7
Principal gains, net	110.3	98.5	203.1	175.6
Interest income	48.2	27.9	93.2	51.9
Total revenues	$7,192.2	$6,507.0	$13,744.4	$14,425.6

Primary geographic region:
United States	$456.6	$404.1	$983.6	$728.0
Europe	53.8	47.8	107.1	93.0
South America	12.4	16.7	23.9	31.7
Middle East and Asia	6,667.3	6,037.4	12,625.9	13,571.0
Other	2.1	1.0	3.9	1.9
Total revenues	$7,192.2	$6,507.0	$13,744.4	$14,425.6

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

The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2019	2018	2019	2018
Numerator:
Net income	$23.4	$22.7	$41.6	$15.8
Less: Allocation to participating securities	(0.4)	(0.3)	(0.7)	(0.3)
Net income allocated to common stockholders	$23.0	$22.4	$40.9	$15.5
Denominator:
Weighted average number of:
Common shares outstanding	18,753,490	18,559,849	18,706,104	18,502,795
Dilutive potential common shares outstanding:
Share-based awards	251,303	299,484	293,785	333,418
Diluted weighted-average common shares	19,004,793	18,859,333	18,999,889	18,836,213
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,032,077 and 173,992 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, and options to purchase 704,863 and 136,440 shares of common stock for the six months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require an input that is both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. The Company had no assets or liabilities classified within Level 3 of the fair value hierarchy as of March 31, 2019 and September 30, 2018.
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
Fair value of financial and nonfinancial assets and liabilities that are carried on the Condensed Consolidated Balance Sheets at fair value on a recurring basis
Cash and cash equivalents reported at fair value on a recurring basis includes certificates of deposit and demand deposits, which are stated at cost plus accrued interest, which approximates fair value.
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

Except as disclosed in Note 7, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and September 30, 2018.
The following section describes the valuation methodologies used by the Company to measure classes of financial and non-financial assets and liabilities at fair value and specifies the level within the fair value hierarchy where various financial and non-financial assets and liabilities are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals held by a regulated broker-dealer subsidiary, exchange firm common stock, mutual funds and investments in managed funds, as well as exchange traded options on futures contracts.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2019 by level in the fair value hierarchy.

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposit	$8.3	$—	$—	$—	$8.3
Commodities warehouse receipts	36.1	—	—	—	36.1
U.S. Treasury obligations	199.7	—	—	—	199.7
Securities and other assets segregated under federal and other regulations	235.8	—	—	—	235.8
U.S. Treasury obligations	429.4	—	—	—	429.4
"To be announced" (TBA) and forward settling securities	—	12.1	—	(0.9)	11.2
Foreign government obligations	9.9	—	—	—	9.9
Derivatives	3,553.9	90.0	—	(3,671.7)	(27.8)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	3,993.2	102.1	—	(3,672.6)	422.7
Equity securities	82.9	3.7	—	—	86.6
Corporate and municipal bonds	—	94.8	—	—	94.8
U.S. Treasury obligations	330.2	—	—	—	330.2
U.S. government agency obligations	—	755.8	—	—	755.8
Foreign government obligations	5.5	—	—	—	5.5
Agency mortgage-backed obligations	—	1,025.8	—	—	1,025.8
Asset-backed obligations	—	36.7	—	—	36.7
Derivatives	1.2	387.0	—	(184.5)	203.7
Commodities leases	—	13.7	—	—	13.7
Commodities warehouse receipts	23.0	—	—	—	23.0
Exchange firm common stock	9.9	—	—	—	9.9
Mutual funds and other	11.0	—	—	—	11.0
Financial instruments owned	463.7	2,317.5	—	(184.5)	2,596.7
Physical commodities inventory	39.6	163.3	—	—	202.9
Total assets at fair value	$4,740.6	$2,582.9	$—	$(3,857.1)	$3,466.4
Liabilities:
TBA and forward settling securities	—	16.7	—	(0.9)	15.8
Derivatives	3,502.9	71.0	—	(3,573.9)	—
Payable to broker-dealers, clearing organizations and counterparties	3,502.9	87.7	—	(3,574.8)	15.8
Equity securities	68.6	0.7	—	—	69.3
Foreign government obligations	1.3	—	—	—	1.3
Corporate and municipal bonds	—	30.9	—	—	30.9
U.S. Treasury obligations	502.3	—	—	—	502.3
U.S. government agency obligations	—	75.2	—	—	75.2
Agency mortgage-backed obligations	—	0.5	—	—	0.5
Derivatives	—	428.4	—	(227.0)	201.4
Commodities leases	—	75.8	—	—	75.8
Financial instruments sold, not yet purchased	572.2	611.5	—	(227.0)	956.7
Total liabilities at fair value	$4,075.1	$699.2	$—	$(3,801.8)	$972.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2018 by level in the fair value hierarchy.

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposit	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	42.9	—	—	—	42.9
U.S. Treasury obligations	600.4	—	—	—	600.4
Securities and other assets segregated under federal and other regulations	643.3	—	—	—	643.3
U.S. Treasury obligations	778.4	—	—	—	778.4
TBA and forward settling securities	—	5.0	—	(2.1)	2.9
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	7,495.9	19.6	—	(7,787.1)	(271.6)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	8,282.0	24.6	—	(7,789.2)	517.4
Equity securities	71.2	3.0	—	—	74.2
Corporate and municipal bonds	—	79.1	—	—	79.1
U.S. Treasury obligations	120.1	—	—	—	120.1
U.S. government agency obligations	—	472.9	—	—	472.9
Foreign government obligations	6.4	—	—	—	6.4
Agency mortgage-backed obligations	—	1,022.5	—	—	1,022.5
Asset-backed obligations	—	42.9	—	—	42.9
Derivatives	0.8	514.6	—	(329.3)	186.1
Commodities leases	—	29.5	—	(11.8)	17.7
Commodities warehouse receipts	16.4	—	—	—	16.4
Exchange firm common stock	10.2	—	—	—	10.2
Mutual funds and other	6.3	—	—	—	6.3
Financial instruments owned	231.4	2,164.5	—	(341.1)	2,054.8
Physical commodities inventory	42.1	114.8	—	—	156.9
Total assets at fair value	$9,202.6	$2,303.9	$—	$(8,130.3)	$3,376.2
Liabilities:
TBA and forward settling securities	—	2.1	—	(2.1)	—
Derivatives	7,809.3	11.6	—	(7,820.9)	—
Payable to broker-dealers, clearing organizations and counterparties	7,809.3	13.7	—	(7,823.0)	—
Equity securities	51.1	0.4	—	—	51.5
Corporate and municipal bonds	—	20.1	—	—	20.1
U.S. Treasury obligations	484.8	—	—	—	484.8
U.S. government agency obligations	—	57.2	—	—	57.2
Agency mortgage-backed obligations	—	0.2	—	—	0.2
Derivatives	—	688.0	—	(494.6)	193.4
Commodities leases	—	75.5	—	(16.2)	59.3
Financial instruments sold, not yet purchased	535.9	841.4	—	(510.8)	866.5
Total liabilities at fair value	$8,345.2	$855.1	$—	$(8,333.8)	$866.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2019 and September 30, 2018 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight or short-term in nature and are collateralized by equity securities, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
Receivables and other assets: Receivables from broker-dealers, clearing organizations, and counterparties, receivables from clients, net, notes receivables, and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Payables: Payables to clients and payables to brokers-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Lenders under loans: Payables to lenders under loans carry variable rates of interest and are relatively short-term in duration and, thus, approximate fair value and are classified as Level 2 under the fair value hierarchy.
Term Loan: The term loan carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy.
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2019 and September 30, 2018 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2019. The total financial instruments sold, not yet purchased of $956.7 and $866.5 as of March 31, 2018 and September 30, 2018, respectively, includes $201.4 and $193.4 for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of March 31, 2018 and September 30, 2018.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2019 and September 30, 2018. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2019		September 30, 2018
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,360.9	$1,312.7	$2,455.7	$2,499.3
OTC commodity derivatives	83.1	123.0	207.0	369.9
Exchange-traded foreign exchange derivatives	62.0	57.3	49.8	37.2
OTC foreign exchange derivatives	373.0	353.5	302.5	303.9
Exchange-traded interest rate derivatives	592.5	693.1	449.3	478.7
OTC interest rate derivatives	20.9	22.9	24.8	25.9
Exchange-traded equity index derivatives	1,539.7	1,439.8	4,541.8	4,794.0
TBA and forward settling securities	12.1	16.7	5.0	2.1
Gross fair value of derivative contracts	4,044.2	4,019.0	8,035.9	8,511.0
Impact of netting and collateral	(3,857.1)	(3,801.8)	(8,118.5)	(8,317.6)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties'	$(16.6)		$(268.7)
Total fair value included in 'Financial instruments owned, at fair value	$203.7		$186.1
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties		$15.8		$—
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$201.4		$193.4

(1)	As of March 31, 2019 and September 30, 2018, the Company’s derivative contract volume for open positions were approximately 11.0 million and 10.6 million contracts, respectively.
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
The Company has derivative instruments, which consist of mortgage-backed TBA securities and forward settling transactions that are used to manage risk exposures in the trading inventory of the Company’s domestic institutional fixed income business. The fair value on these transactions are recorded in deposits with and receivables from or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘principal gains, net’.

As of March 31, 2019 and September 30, 2018, these transactions are summarized as follows:

	March 31, 2019		September 30, 2018
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$7.1	$1,397.6	$1.2	$721.5
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.4)	$451.8	$(0.6)	$293.2
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$3.2	$(1,099.5)
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.5	$(425.4)	$—	$—
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(13.7)	$(2,260.8)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(1.5)	$(812.7)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$4.5	1,258.1	$0.5	$614.3
Unrealized loss on forward settling securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(2.6)	(1,172.7)	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	—	$0.1	$(427.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and six months ended March 31, 2019 and 2018 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Commodities	$36.0	$12.3	$44.1	$33.8
Foreign exchange	1.8	2.5	3.7	4.8
Equity	0.7	—	(2.6)	—
Interest rate	—	0.2	—	0.6
TBA and forward settling securities	10.6	10.7	1.3	10.3
Net gains from derivative contracts	$49.1	$25.7	$46.5	$49.5
Credit Risk
In the normal course of business, the Company purchases and sells financial instruments, commodities and foreign currencies as either a principal or agent on behalf of its clients. If either the client or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the fair value of the financial instrument, commodity, or foreign currency is different from the contract value of the transaction.
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2019 and September 30, 2018 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 6 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from clients was $10.7 million and $10.2 million as of March 31, 2019 and September 30, 2018, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $45.6 million and $48.0 million as of March 31, 2019 and September 30, 2018, respectively.
During the three months ended March 31, 2019, the Company recorded bad debt expense of $0.7 million. The bad debt expense was primarily related to client account deficits in the Company’s Commercial Hedging segment. During the three months ended March 31, 2018, the Company recorded bad debt expense of $0.2 million. The bad debt expense was primarily related to a precious metals client trading account deficit in the Company’s Physical Commodities segment, partially offset by bad debt recoveries in the Physical Commodities and Commercial Hedging segments.
During the six months ended March 31, 2019, the Company recorded bad debt expense of $1.0 million. The bad debt expense was primarily related to client account deficits in the Company’s Commercial Hedging and Clearing and Execution services segments. Additionally, during the six months ended March 31, 2019, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million in the six months ended March 31, 2019.
During the six months ended March 31, 2018, the Company recorded bad debt expense of $0.3 million. Additionally, within the Company’s Physical Commodities segment, it recorded an additional provision of $1.0 million related to the bad debt on physical coal for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017.

Note 7 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	March 31, 2019	September 30, 2018
Physical Ag & Energy(1)	$163.3	$114.7
Precious metals - held by broker-dealer subsidiary(2)	39.6	42.1
Precious metals - held by non-broker-dealer subsidiaries(3)	76.9	65.7
Physical commodities inventory	$279.8	$222.5
(1) Physical Ag & Energy maintains agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates fair value less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the condensed consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also maintains energy related inventory which is valued at the lower of cost or net realizable value.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a United Kingdom based broker-dealer subsidiary, is measured at net realizable value, with changes in net realizable value included as a component of ‘principal gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $0.1 million and $0.4 million as of March 31, 2019 and September 30, 2018, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 8 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	March 31, 2019	September 30, 2018
Commercial Hedging	$30.3	$30.3
Global Payments	6.9	8.9
Physical Commodities	2.4	2.4
Securities	7.0	6.8
Goodwill	$46.6	$48.4
The Company recorded zero and $1.2 million in foreign exchange revaluation adjustments on goodwill for the six months ended March 31, 2019 and 2018, respectively. The Company recorded additional goodwill of $0.2 million for the six months ended March 31, 2019 within the Securities operating segment related to the acquisition of Carl Kliem S.A. The Company also recorded a reduction to goodwill of $2.0 million for the three and six months ended March 31, 2019 within the Global Payments operating segment related to measurement period adjustments on the acquisition of INTL Technology Services, LLC (formerly PayCommerce Financial Solutions, LLC) and in connection with the joint venture transaction discussed in Note 17.

Note 9 – Intangible Assets
During the three and six months ended March 31, 2019, the Company recorded indefinite-lived intangible assets not subject to amortization of $2.7 million related to the joint venture transaction discussed in Note 17.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2019			September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$2.7	$(2.6)	$0.1	$2.7	$(2.6)	$0.1
Customer base	21.4	(11.4)	10.0	21.4	(10.1)	11.3
Total intangible assets subject to amortization:	$24.1	$(14.0)	$10.1	$24.1	$(12.7)	$11.4

Intangible assets not subject to amortization:
Business licenses	$2.7	$—	$2.7	$—	$—	$—
Total intangible assets not subject to amortization:	$2.7	$—	$2.7	$—	$—	$—
Total intangible assets	$26.8	$(14.0)	$12.8	$24.1	$(12.7)	$11.4
Amortization expense related to intangible assets was $1.3 million and $1.1 million for the six months ended March 31, 2019 and 2018, respectively. Amortization expense related to intangible assets was $0.6 million for the three months ended March 31, 2019 and 2018.
As of March 31, 2019, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2019 (remaining six months)	$1.3
Fiscal 2020	2.2
Fiscal 2021	2.2
Fiscal 2022	1.0
Fiscal 2023 and thereafter	3.4
$10.1

Note 10 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a Term Loan, under which the Company and its subsidiaries may borrow up to $705.3 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$347.8 million facility available to INTL FCStone Inc. for general working capital requirements. On February 22, 2019, the Company amended its existing $262.0 million senior secured syndicated credit facility, to extend the maturity date through February 2022 and to increase the size of the facility to $350.0 million. The amended facility is comprised of a $175.0 million revolving credit facility and a $175.0 million Term Loan facility. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of the subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

Both the revolving credit facility and the Term Loan are subject to variable rates of interest equal to the Eurodollar Rate, as defined, or the Base Rate, as defined. Unused portions of the revolving loan facility will continue to require a commitment fee on unused borrowings, as defined in the agreement. In connection with the amendment, the Company paid $3.1 million in rating agency fees, arrangement fees, commitment fees, and other deferred financing costs. These deferred financing costs are being amortized over the 36 month term of the amended credit facility.

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

•
$50.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and is guaranteed by INTL FCStone Inc. The facility was amended on May 8, 2019 to increase the committed amount from $25.0 million to $50.0 million.

Uncommitted Credit Facilities
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Ltd may borrow up to approximately £20.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2019 and September 30, 2018.
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2019, and September 30, 2018.
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were zero and $14.0 million in borrowings outstanding under this credit facility as of March 31, 2019, and September 30, 2018, respectively.
The Company also has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow up to $100.0 million for short term funding of firm and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of March 31, 2019 and September 30, 2018.
The Company also has a secured, uncommitted loan facility, under which FCStone Merchant Services, LLC can borrow up to$20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchant Services, LLC that is (a) either located outside of the

U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. The amounts borrowed under the facilities are payable on demand. There were $1.5 million and $3.8 million in borrowings outstanding under this credit facility as of March 31, 2019, and September 30, 2018, respectively.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of March 31, 2019 and September 30, 2018:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	March 31, 2019	September 30, 2018
Committed Credit Facilities
Term Loan	Pledged shares of certain subsidiaries	February 22, 2022	$172.8	$172.8	$—
Revolving Line of Credit	Pledged shares of certain subsidiaries	February 22, 2022	175.0	82.0	208.2
INTL FCStone Inc.			347.8	254.8	208.2
INTL FCStone Financial Inc.	None	April 3, 2020	75.0	—	—
FCStone Merchants Services, LLC	Certain commodities assets	November 1, 2019	232.5	171.5	128.0
INTL FCStone Ltd.	None	January 31, 2020	50.0	—	—
			$705.3	$426.3	$336.2

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	—	14.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	n/a	—	—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	1.5	3.8

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				0.8	1.2
Total outstanding borrowings				$428.6	$355.2
As reflected above, $357.5 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2019, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 11 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the clients sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $0.1 million and $1.9 million as of March 31, 2019 and September 30 2018, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2019 and September 30, 2018, financial instruments owned, at fair value of $285.5 million and $123.0 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of March 31, 2019 and September 30, 2018, the Company pledged financial instruments owned, at fair value of $1,243.2 million and $1,481.1 million, respectively, and securities received under reverse repurchase agreements of $901.3 million and $369.8 million, respectively, to cover collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the condensed consolidated balance sheet.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,352.8 million and $267.9 million as of March 31, 2019, and September 30, 2018, respectively. Additionally, the Company has also pledged financial instruments owned with a fair value of $9.1 million and $27.1 million as of March 31, 2019, and September 30, 2018, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 10.
At March 31, 2019 and September 30, 2018, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at March 31, 2019 and September 30, 2018, was $2,746.5 and $1,294.8 million, respectively, of which $441.1 million and $473.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements or bank loans, and to meet counterparties’ needs under lending arrangements.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of March 31, 2019 and September 30, 2018 (in millions):

	March 31, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,179.3	$847.4	$338.0	$20.0	$2,384.7
Securities loaned	1,376.5	—	—	—	1,376.5
Gross amount of secured financing	$2,555.8	$847.4	$338.0	$20.0	$3,761.2

	September 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$934.9	$661.3	$340.5	$—	$1,936.7
Securities loaned	277.9	—	—	—	277.9
Gross amount of secured financing	$1,212.8	$661.3	$340.5	$—	$2,214.6

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of March 31, 2019 and September 30, 2018 (in millions):

Securities sold under agreements to repurchase	March 31, 2019	September 30, 2018
U.S. Treasury obligations	$122.6	$39.6
U.S. government agency obligations	372.8	461.7
Asset-backed obligations	86.5	50.0
Agency mortgage-backed obligations	1,802.8	1,385.4
Total securities sold under agreement to repurchase	2,384.7	1,936.7

Securities loaned
Equity securities	1,376.5	277.9
Total securities loaned	1,376.5	277.9
Gross amount of secured financing	$3,761.2	$2,214.6
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
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of March 31, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.4 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
INTL FCStone Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intend to defend them vigorously. At the same time, the Company has initiated numerous arbitration proceedings against clients to recover deficit balances in their accounts. The Company believes it has a valid claim against its clients, based on the express language of the customer contracts and legal precedent, and intends to pursue collection of these claims vigorously.
The Company has done an assessment of the collectability of these accounts, considered the status of arbitration proceedings, and has concluded that it does not have a sufficient basis to record an allowance against these uncollected balances.  As the Company moves through the collection and arbitration processes and additional information becomes available, the Company will continue to consider the need for an allowance against the carrying value of these uncollected balances.  Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to the Company’s financial results. Currently, the Company does not believe that any potential losses related to this matter would impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.

Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of March 31, 2019 and September 30, 2018, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2018.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2019, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 13 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements, as follows:

(in millions)				As of March 31, 2019
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	United States	Net capital	$165.3	$85.5
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,120.7	$2,064.7
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$129.7	$114.1
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$—	$—
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$—	$—
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$4.9	$0.4
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$235.7	$111.8
INTL FCStone Ltd(2)	FCA	United Kingdom	Segregated funds	$169.9	$175.3
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$239.5	$112.7
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$12.4	$0.4
INTL FCStone Banco de Câmbio S.A.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$3.1	$1.7
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.2	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$0.7	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$5.1	$0.4
INTL CIBSA S.A.	CNV	Argentina	Net capital	$1.2	$0.2
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
(2) INTL FCStone Ltd had a shortfall of segregated client funds as of March 31, 2019, however, an additional deposit was made in the week following period end to rectify the shortfall in accordance with local regulatory procedure.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2019, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 14 – Other Expenses
Other expenses for the three and six months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Insurance	0.9	0.6	1.7	1.2
Advertising, meetings and conferences	1.5	3.4	2.9	4.3
Office supplies and printing	0.5	0.4	1.0	0.8
Other clearing related expenses	0.7	0.5	1.1	1.0
Other non-income taxes	1.2	1.3	2.1	2.5
Other	2.6	2.5	5.1	4.6
Total other expenses	$7.4	$8.7	$13.9	$14.4
Note 15 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2019.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30 2018	$(30.5)	$(2.6)	$(33.1)
Other comprehensive income, net of tax	0.3	—	0.3
Balances as of March 31, 2019	$(30.2)	$(2.6)	$(32.8)

Note 16 – Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management uses an estimated annual effective tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, global intangible low taxed income, a bargain purchase gain, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
The Tax Reform also establishes new tax laws that will affect the fiscal year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred. The estimated impact of GILTI is included in the forecasted effective tax rate and increases the effective rate by approximately 1%.
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
The Tax Reform also included a one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017. The Company recorded benefits of $0.7 million and $0.1 million during the three months ended March 31, 2018 and the remainder of fiscal 2018, respectively, due to revised E&P computations, refinement of the net operating loss carryforward available, and revised non-US income taxes paid. As of December 31, 2018, the accounting for the one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries is complete.
Current and Prior Period Tax Expense
Income tax expense of $7.5 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively, and income tax expense of $13.7 million and $32.3 million for the six months ended March 31, 2019 and 2018, respectively, reflect estimated federal, foreign, state and local taxes. Due to Tax Reform, the Company recorded discrete expense of $20.1 million during the six months ended March 31, 2018. This consists of expense of $20.9 million in the three months ended December 31, 2017, and benefit of $0.8 million in the three months ended March 31, 2018. Tax expense, excluding the discrete expense related to the Tax Reform, was $7.6 million for the three months ended March 31, 2018, and $12.2 million for the six months ended March 31, 2018.
For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 24% and 23%, respectively. For the three months ended March 31, 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and US and foreign permanent differences. The Company’s effective tax rate decreased 0.1% and 0.3% for the three months ended March 31, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation.
For the six months ended March 31, 2019 and 2018, the Company’s effective tax rate was 25% and 67%, respectively. For the six months ended March 31, 2018, the discrete expense of $20.1 million related to Tax Reform, increased the effective tax rate by 42%. The effective rate for the six months ended March 31, 2018 was 25%, excluding the impacts of Tax Reform. The Company’s effective tax rate decreased 0.1% and 0.6% for the six months ended March 31, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of March 31, 2019 and September 30, 2018, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $9.4 million, net of valuation allowances, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.7 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a Singapore net operating loss carryforward of $2.9 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of Tax Reform, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is fully refundable by fiscal year 2022. In fiscal 2018, the Company generated $6.5 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, the Company believes that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.

The valuation allowance for deferred tax assets as of March 31, 2019 and September 30, 2018 was $3.5 million. The valuation allowances as of March 31, 2019 and September 30, 2018 were primarily related to U.S., state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
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
As of March 31, 2019 and September 30, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $378.8 million and $354.7 million, respectively. The Company recognized the mandatory repatriation tax related to these undistributed earnings as part of the Tax Reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company has repatriated $13 million during fiscal 2019 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Note 17 - Acquisitions
GMP Securities LLC
On December 11, 2018 the Company executed a stock purchase agreement with GMP International Holdings Corp., a wholly-owned subsidiary of Canada-based GMP Capital Inc., to acquire 100% its U.S.-based broker-dealer subsidiary, GMP Securities LLC (“GMP”), formerly known as Miller Tabak Securities, LLC, an independent, SEC-registered broker-dealer and FINRA member. GMP has an institutional fixed-income trading business which deals in high yield, convertible and emerging market debt and makes markets in certain equity securities. This transaction also involved the purchase of GMP’s U.S.-based parent. This acquisition allows the Company to expand its fixed income product offerings to clients and adds over 2,400 new institutional clients who can benefit from the Company’s full suite of financial services.
The transaction was subject to regulatory approval which was obtained in January 2019 with the acquisition closing on January 14, 2019. The aggregate cash purchase price of $8.2 million for all of the outstanding shares of GMP and its U.S.-based parent was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The net fair value of the assets acquired exceeded the fair value of the cash consideration transferred as of the acquisition date and the Company correspondingly recorded a bargain purchase gain of $5.4 million for the three and six months ended March 31, 2019, which is presented within ‘other gain’ in the condensed consolidated income statements. The Company believes the transaction resulted in a bargain purchase gain due to the Company’s ability to incorporate these business activities into its existing business structure, and its ability to utilize certain deferred tax assets, including net operating loss carryforwards, and other assets while operating the business that may not have been likely to be realized by the seller nor was contemplated in the purchase price.
The legal name of GMP was changed to INTL FCStone Credit Trading, LLC (“IFT”) subsequent to the closing date. The post-acquisition results of IFT have been included in the Company’s condensed consolidated income statements for the three and six months ended March 31, 2019. The Company recorded net operating revenues and a net loss of $2.3 million and $0.9 million, respectively, that is attributable to IFT in the condensed consolidated income statements for the three and six months ended March 31, 2019. The acquired businesses have been included within the Company’s Securities reportable segment.

The following represents a preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value
Cash and cash equivalents	$1.1
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties (1)	7.7
Financial instruments owned, at fair value (2)	7.1
Deferred income taxes, net	2.7
Property and equipment, net	0.7
Other assets	0.7
Total fair value of assets acquired	20.0

Accounts payable and other accrued liabilities	1.9
Payable to broker-dealers, clearing organizations, and counterparties	0.1
Financial instruments sold, not yet purchased, at fair value (2)	4.4
Total fair value of liabilities assumed	6.4
Net fair value of assets acquired	13.6
Purchase price	8.2
Bargain purchase gain	$5.4
(1) Amount represents the contractual amount of deposits and receivables due from the clearing organization for trading activity, all of which the Company expects to be collectible as of the date of acquisition.
(2) Financial instruments owned and sold, not yet purchased, at fair value primarily includes equity securities and high yield, convertible and emerging market fixed income securities. Equity securities have been included within Level 1 of the fair value hierarchy and fixed income securities have been included in Level 2 of the fair value hierarchy as disclosed in Note 4.
Akshay Financeware, Inc.
On February 13, 2019, the Company paid $0.2 million to purchase the remaining interest of a joint venture originally acquired in connection with the acquisition of INTL Technology Services, LLC (formerly PayCommerce Financial Solutions, LLC) in September 2018. As a result of this transaction, the Company recorded $2.7 million of indefinite life intangibles for Society for Worldwide Interbank Financial Telecommunications (“SWIFT”) licenses held by the joint venture.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Total revenues:
Commercial Hedging	$80.6	$78.3	$140.4	$139.8
Global Payments	27.4	23.4	57.1	48.0
Securities	72.6	55.5	141.6	98.5
Physical Commodities	6,940.9	6,262.3	13,242.7	13,978.9
Clearing and Execution Services	73.6	88.0	168.8	160.2
Corporate unallocated	(2.9)	(0.5)	(6.2)	0.2
Total	$7,192.2	$6,507.0	$13,744.4	$14,425.6
Operating revenues (loss):
Commercial Hedging	$80.6	$78.3	$140.4	$139.8
Global Payments	27.4	23.4	57.1	48.0
Securities	72.6	55.5	141.6	98.5
Physical Commodities	19.8	15.5	34.1	26.1
Clearing and Execution Services	73.6	88.0	168.8	160.2
Corporate unallocated	(2.9)	(0.5)	(6.2)	0.2
Total	$271.1	$260.2	$535.8	$472.8
Net operating revenues (loss):
Commercial Hedging	$65.8	$61.9	$111.1	$111.0
Global Payments	25.8	21.9	54.2	44.9
Securities	32.0	27.6	64.1	51.1
Physical Commodities	15.1	12.5	25.5	20.9
Clearing and Execution Services	31.0	31.8	68.5	59.2
Corporate unallocated	(4.5)	(1.4)	(9.2)	(2.5)
Total	$165.2	$154.3	$314.2	$284.6
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$49.3	$44.7	$79.9	$81.2
Global Payments	21.0	17.6	44.1	36.0
Securities	20.1	20.3	41.9	38.1
Physical Commodities	11.5	9.4	18.6	15.0
Clearing and Execution Services	23.4	23.9	53.1	44.4
Total	$125.3	$115.9	$237.6	$214.7
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$30.2	$27.6	$43.5	$48.7
Global Payments	15.8	13.5	34.4	28.1
Securities	11.8	12.8	27.8	23.8
Physical Commodities	7.8	5.6	13.7	6.7
Clearing and Execution Services	11.6	12.7	29.3	23.2
Total	$77.2	$72.2	$148.7	$130.5
Reconciliation of segment income to income before tax:
Segment income	$77.2	$72.2	$148.7	$130.5
Net costs not allocated to operating segments	51.7	42.7	98.8	82.4
Other gain	5.4	—	5.4	—
Income before tax	$30.9	$29.5	$55.3	$48.1

(in millions)	As of March 31, 2019	As of September 30, 2018
Total assets:
Commercial Hedging	$1,704.7	$1,935.7
Global Payments	234.4	206.6
Securities	5,150.0	3,058.2
Physical Commodities	406.2	413.7
Clearing and Execution Services	1,773.1	2,109.9
Corporate unallocated	139.3	100.6
Total	$9,407.7	$7,824.7

Note 19 – Subsequent Events
On March 13, 2019, the Company’s subsidiary INTL FCStone (Netherlands) B.V. executed a sale and purchase agreement to acquire all of the outstanding shares of CoinInvest GmbH and European Precious Metal Trading GmbH. This transaction was effective on the closing date of April 1, 2019 (“closing date”). Through the websites coininvest.com and silver-to-go.com, CoinInvest GmbH and European Precious Metal Trading GmbH are leading European online providers of gold, silver, platinum, and palladium products to private individuals, institutional investors, and financial advisors. The addition of CoinInvest GmbH and European Precious Metal Trading GmbH to the Company’s global product suite expands its offering, providing clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice, to add to their investment portfolios. On the closing date, the Company paid preliminary cash consideration for the acquisition of €19.4 million, or approximately $21.8 million, which is equal to the estimated net tangible book value of the acquired entities as of December 31, 2018 (“effective date”), plus a premium of €6.5 million and €10.0 million for the purchase of shareholders loans outstanding with the acquired entities. The preliminary purchase price is subject to adjustment based upon the final purchase price calculations, as defined in the agreement, including an adjustment for the profits or losses generated by the acquired entities from the effective date to the closing date. The preliminary allocation of the purchase price is not yet complete.
On March 19, 2019, the Company’s subsidiary INTL FCStone Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing is conditional upon receiving regulatory approval by the Monetary Authority of Singapore (“MAS”). The addition of the Asian-focused futures and options brokerage and clearing business to the INTL FCStone group gives the Company critical mass in its regional capabilities, providing access to a solid and reputable client base, and enhances the Company’s global product offering out of Singapore. The purchase price for the acquired assets is $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and is included in ‘Other assets’ on the condensed consolidated balance sheet as of March 31, 2019. The remaining $2.5 million is due to the seller upon closing of the acquisition, which is expected to occur during the 2019 calendar year upon receiving approval from the MAS.
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
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,800 employees as of March 31, 2019. We believe our client-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of March 31, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.4 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
We have been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and intend to defend them vigorously. At the same time, we have initiated numerous arbitration proceedings against clients to recover deficit balances in their accounts. We believe we have a valid claim against our clients, based on the express language of the customer contracts and legal precedent, and intend to pursue collection of these claims vigorously.
We have done an assessment of the collectability of these accounts, considered the status of arbitration proceedings, and have concluded that we do not have a sufficient basis to record an allowance against these uncollected balances. As we move through the collection and arbitration processes and additional information becomes available, we will continue to consider the need for an allowance against the carrying value of these uncollected balances. Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
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
For the three and six months ended March 31, 2018, we recorded tax (benefit) expense of ($0.1) million and $8.8 million, respectively, related to the remeasurement of deferred tax assets and liabilities based on the information available. The Tax Reform also included a one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of our foreign subsidiaries. We made a reasonable estimate of the transition tax, and for the three and six months ended March 31, 2018, we recorded a provisional transition tax obligation of ($0.7) million and $11.3, respectively. The accounting for the remeasurement of the deferred tax assets and liabilities, as well as the accounting for the one-time mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries is complete.
Executive Summary
In the second quarter of fiscal 2019, our operating revenues were $271.1 million, as we added $10.9 million, or 4%, compared to the prior year. With the exception of our Clearing and Execution Services segment, all of our operating segments increased operating revenues as compared to the prior year.
The growth in operating revenues was led by our Securities segment which added $17.1 million versus the prior year. Physical Commodities and Global Payments added operating revenues of $4.3 million and $4.0 million, respectively, while Commercial Hedging added $2.3 million versus the prior year. Clearing and Execution Services operating revenues declined $14.4 million versus the prior year, however it recorded declines in both transaction-based clearing expenses and introducing broker commissions which tempered the effect on segment income of the operating revenue declines.

Overall, segment income increased 7%, or $5.0 million to $77.2 million in the second quarter. Commercial Hedging segment income increased 9%, primarily as a result of a $2.2 million increase in interest income as growth in OTC revenues were partially offset by a decline in exchange-traded revenues. In addition, variable expenses excluding interest expense declined $2.1 million versus the prior year. These increases were offset by a $2.0 million increase in non-variable direct expenses including a $0.8 million increase in bad debt expense.
Global Payments segment income increased 17%, primarily as a result of the increase in operating revenues, driven by a 6% increase in the number of payments made, an 8% increase in the average revenue per payment versus the prior year period and a decline in introducing broker commissions. This growth was partially offset by a $1.1 million increase in non-variable direct expenses.
Securities segment income declined 8%, as growth in Equity Capital Markets operating revenues was offset by an increase in interest expense related to our securities lending activities as well as an increase in compensation and benefits related to the launch of our prime brokerage initiative. In addition, the increase in Debt Capital Markets operating revenues was mostly offset by higher interest expense in our domestic institutional business and a decline in performance in our Argentina operations.
Physical Commodities segment income increased $2.2 million to $7.8 million in the second quarter versus the prior year. This was primarily driven by a $4.3 million increase in operating revenues, which was tempered by a $1.6 million increase in interest expense and a $0.5 million increase in variable compensation.
CES segment income declined 9%, or $1.1 million versus the prior year as profitability in our Exchange-traded Futures & Options and Derivative Voice Brokerage businesses declined $1.0 million and $0.5 million, respectively.
In the second quarter of fiscal 2019, we completed our acquisition of GMP Securities LLC and recognized a pre-tax bargain purchase gain on the transaction. This gain was tempered by a $1.2 million pre-tax loss for the second quarter in the acquired business.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the current period compared to 63% in the prior year period. Non-variable expenses increased $9.7 million, or 12%, year-over-year, primarily driven by our acquisitions of Carl Kliem S.A., PayCommerce Financial Solutions, LLC and GMP Securities LLC as well as the launch of our securities prime brokerage initiative.
For the second quarter of fiscal 2019, we recorded net income of $23.4 million compared to $22.7 million in the prior year period.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the three and six month periods ended March 31, 2019 and 2018.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$6,929.5	11%	$6,255.8	$13,225.3	(5)%	$13,970.2
Principal gains, net	110.3	12%	98.5	203.1	16%	175.6
Commission and clearing fees	85.1	(20)%	106.4	184.6	(4)%	192.9
Consulting, management, and account fees	19.1	4%	18.4	38.2	9%	35.0
Interest income	48.2	73%	27.9	93.2	80%	51.9
Total revenues	7,192.2	11%	6,507.0	13,744.4	(5)%	14,425.6
Cost of sales of physical commodities	6,921.1	11%	6,246.8	13,208.6	(5)%	13,952.8
Operating revenues	271.1	4%	260.2	535.8	13%	472.8
Transaction-based clearing expenses	42.7	(16)%	50.7	92.8	6%	87.6
Introducing broker commissions	24.8	(31)%	36.2	57.4	(15)%	67.3
Interest expense	38.4	102%	19.0	71.4	114%	33.3
Net operating revenues	165.2	7%	154.3	314.2	10%	284.6
Compensation and benefits	97.9	11%	88.2	187.0	13%	165.4
Bad debts	0.7	250%	0.2	1.0	233%	0.3
(Recovery) bad debt on physical coal	—	n/m	—	(2.4)	(340)%	1.0
Other expenses	41.1	13%	36.4	78.7	13%	69.8
Total compensation and other expenses	139.7	12%	124.8	264.3	12%	236.5
Other gain	5.4	n/m	—	5.4	n/m	—
Income before tax	30.9	5%	29.5	55.3	15%	48.1
Income tax expense	7.5	10%	6.8	13.7	(58)%	32.3
Net income	$23.4	3%	$22.7	$41.6	163%	$15.8

Balance Sheet information:				March 31, 2019	% Change	March 31, 2018
Total assets				$9,407.7	31%	$7,203.7
Payables to lenders under loans				$256.8	(25)%	$340.5
Senior secured tern loan, net				$171.8	n/m	$—
Stockholders’ equity				$551.8	18%	$466.6

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	29,060.3	(21)%	36,696.1	66,587.4	6%	62,558.2
OTC (contracts, 000’s)	383.5	(7)%	410.4	792.8	7%	738.3
Global Payments (# of payments, 000’s)	162.8	6%	153.0	329.4	6%	309.3
Gold equivalent ounces traded (000’s)	77,721.1	41%	54,999.0	172,940.7	95%	88,502.1
Equity Capital Markets (gross dollar volume, millions)	$37,238.8	16%	$32,010.2	$80,547.5	42%	$56,744.5
Debt Capital Markets (gross dollar volume, millions)	$58,230.1	105%	$28,459.1	$118,907.3	93%	$61,692.8
FX Prime Brokerage volume (U.S. notional, millions)	$80,435.6	(35)%	$122,869.0	$170,380.3	(28)%	$237,171.0
Average assets under management in Argentina (U.S. dollar, millions)	$347.3	(26)%	$469.8	$315.0	(33)%	$471.7
Average client equity - futures and options (millions)	$1,936.6	(6)%	$2,070.9	$2,134.6	2%	$2,098.4
Operating Revenues
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues increased 4% to a record $271.1 million in the second quarter compared to $260.2 million in the prior year. All operating segments recorded growth in operating revenues, with the exception of the Clearing and Execution Services segment which declined $14.4 million versus the prior year. The growth in operating revenues was led by our Securities segment which added $17.1 million versus the prior year, while our Physical Commodities added $4.3 million. The Global Payments and Commercial Hedging segments added operating revenues of $4.0 million and $2.3 million, respectively, versus the prior year.
Operating revenues in our Securities segment increased 31% to $72.6 million in the second quarter compared to the prior year. The Equity Capital Markets business added $8.4 million, as the gross dollar volume traded increased 16% as a result of an increase in market volatility, market share and increased securities lending activities. Operating revenues in our Debt Capital Markets business increased $9.4 million versus the prior year, driven by an increase in interest income within our domestic institutional dealer in fixed income securities and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by lower revenues in our Argentinian due to difficult market conditions in that country. Asset Management operating revenues declined $0.7 million compared to the prior year period as a result of a 26% decline in average assets under management.
Our Physical Commodity segment operating revenues increased 28% to $19.8 million. This increase was driven by a $3.0 million increase in Precious Metals operating revenues as well as a $1.3 million increase in Physical Ag & Energy operating revenues, both of which resulted from increased client activity.
Operating revenues in our Global Payments segment increased 17% in the second quarter to a $27.4 million, as a result of a 6% increase in the number of global payments and an 8% increase in the average revenue per trade compared to the prior year period.
Operating revenues in Commercial Hedging increased 3% compared to the prior year to $80.6 million as a result of a $2.8 million increase in OTC revenues and a $2.2 million increase in interest income, which were partially offset by a $2.2 million decline in exchange-traded revenues. Exchange-traded volumes and OTC volumes declined 13% and 7%, respectively, and the average client equity increased 3% to $918.3 million.
Operating revenues in our CES segment decreased 16% to $73.6 million in the second quarter, primarily as a result of 29% decline in Exchange-Traded Futures & Options revenues to $35.3 million, driven by decreases in contract volumes and the average rate per contract. However, these declines were partially offset by a $3.4 million increase in interest income. Our Correspondent Clearing business added $1.6 million in operating revenues, compared to the prior year, to $8.4 million as a result of a $1.8 million increase in interest and fee income related to client assets under administration. Our Independent Wealth Management business declined $0.9 million versus the prior year, while our Derivative Voice Brokerage and FX Prime Brokerage businesses decreased $0.6 million and $0.2 million, respectively.

Interest income increased $20.3 million, or 73%, to $48.2 million in the second quarter compared to $27.9 million in the prior year, as a result of the effect of increases in short term interest rates as well as increases in volumes in our Debt Capital Markets and securities lending activities. Interest income in our Securities segment increased $13.8 million in the second quarter over the prior year, of which $7.3 million was related to increased trading activity within our domestic institutional dealer in fixed income securities and $6.7 million was related to an increase in securities lending activities. Average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments decreased 6% to $1.9 billion in the second quarter compared to the prior year, however the effect of increases in short-term interest rates drove an aggregate $4.9 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues increased 13% to $535.8 million in the current six months ended compared to $472.8 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the largest growth coming in our Securities segment which added $43.1 million in operating revenue versus the prior year. Our Global Payments segment increased operating revenues $9.1 million versus the prior year, while our CES segment added $8.6 million. Finally, our Physical Commodities and Commercial Hedging segments grew operating revenues by $8.0 million and $0.6 million, respectively.
Operating revenues in our Securities segment increased 44% to $141.6 million in the current six months ended compared to the prior year. The Equity Capital Markets business increased 62%, to $74.4 million, as the gross dollar volume traded increased 42% as a result of increased market volatility and market share as well as growth in our securities lending activities. Operating revenues in our Debt Capital Markets business increased 33%, to $63.4 million versus the prior year, driven by an increase in interest income in our domestic institutional fixed income business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by lower operating revenues in our Argentina operations. Asset Management operating revenues declined 21%, to $3.8 million in the current six months ended, as the average assets under management declined 33%. Overall, the Securities segment operating revenues benefited from a $25.8 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
Operating revenues in our Global Payments segment increased 19% in the current six months ended to $57.1 million, as a result of a 6% increase in the number of global payments made as well as a 10% increase in the average revenue per trade.
Operating revenues in our CES segment increased 5% to $168.8 million in the current six months ended. Exchange-traded Futures & Options operating revenues were relatively flat compared to the prior year at $85.7 million, with contract volume growth of 9% and a $7.2 million, or 96% increase in interest income being offset by a 16% decline in the average rate per contract. In addition the FX Prime Brokerage business, added $2.6 million in operating revenues versus the prior year. The increase in FX Prime Brokerage operating revenues was primarily driven by a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter. Our Derivative Voice Brokerage business added $1.1 million versus the prior year, while the Correspondent Clearing and Independent Wealth Management businesses added $3.9 million and $0.8 million in operating revenues, respectively compared to the prior year.
Our Physical Commodities segment operating revenues increased 31% to $34.1 million in the current six months ended, primarily as a result of a $5.4 million increase in Precious Metals operating revenues as well as a $2.6 million increase in Physical Ag & Energy operating revenues driven by increased client activity.
Operating revenues in Commercial Hedging were relatively flat with the prior year at $140.4 million in the current six months ended, with a $5.0 million decline in OTC revenues being offset by a $5.7 million increase in interest income, while exchange-traded revenues were flat with the prior year. Exchange-traded volumes decreased 3%, however this was offset by a 3% expansion in the average rate per contract. OTC revenues declined despite a 7% increase in OTC volumes as they were negatively affected by marked-to-market declines, which we believe in part are temporary in nature, related to certain longer tenor positions which are directionally hedged but suffered declines in value during the current six months ended.
Interest income increased $41.3 million to $93.2 million in the current six months ended compared to prior year as a result of the effect of increases in short term interest rates and to a lesser extent average client equity as well as the $25.8 million increase in interest income in the Securities segment discussed above. Average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments increased 2% to $2.1 billion in the current six months ended, which combined with the increases in short-term interest rates resulted in an aggregate $12.2 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 16% to $42.7 million in the second quarter compared to $50.7 million in the prior year, and were 16% of operating revenues in the second quarter compared to 19% in the prior year. The decrease in expense is primarily related to lower volumes in our Exchange-Traded Futures & Options and Financial Ag & Energy components, and a decrease in transaction taxes in our Equity Capital Markets component.
Introducing broker commissions: Introducing broker commissions decreased 31% to $24.8 million in the second quarter compared to $36.2 million in the prior year, and were 9% of operating revenues in the second quarter compared to 14% in the prior year. The decrease in expense is primarily due to decreased activity in our Exchange-Traded Futures & Options, Argentinian Debt Capital Markets business and Independent Wealth Management components.
Interest expense: Interest expense increased $19.4 million, or 102%, to $38.4 million in the second quarter compared to $19.0 million in the prior year. During the second quarter and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $35.2 million and $16.5 million, respectively, and interest expense related to corporate funding purposes was $3.2 million and $2.5 million, respectively.
During the second quarter, interest expense directly attributable to trading activities includes $17.5 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $9.8 million in connection with securities lending activities. During the prior year, interest expense directly attributable to trading activities included $9.0 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $3.6 million in connection with securities lending activities.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses increased 6% to $92.8 million in the current six months ended compared to $87.6 million in the prior year, and were 17% of operating revenues in the current six months ended compared to 19% in the prior year. The increase in expense is primarily related to an increase in ADR conversion fees, partially offset by lower transaction taxes in our Equity Capital Markets component. Additionally, higher volumes in our Exchange-Traded Futures & Options component resulted in higher expenses.
Introducing broker commissions: Introducing broker commissions decreased 15% to $57.4 million in the current six months ended compared to $67.3 million in the prior year, and were 11% of operating revenues in the current six months ended compared to 14% in the prior year. The decrease in expense is primarily due to decreased activity in our Exchange-Traded Futures & Options component and lower costs in our Argentinian Debt Capital Markets business.
Interest expense: Interest expense increased $38.1 million, or 114%, to $71.4 million in the current six months ended compared to $33.3 million in the prior year. During the current six months ended and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $65.4 million and $28.6 million, respectively, and interest expense related to corporate funding purposes was $6.0 million and $4.7 million, respectively.
During the current six months ended, interest expense directly attributable to trading activities includes $34.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $14.5 million in connection with securities lending activities. During the prior year, interest expense directly attributable to trading activities included $16.2 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $5.1 million in connection with securities lending activities.
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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net operating revenues increased 7% to $165.2 million in the second quarter compared to $154.3 million in the prior year.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Net operating revenues increased 10% to $314.2 million in the current six months ended compared to $284.6 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Compensation and benefits:
Fixed compensation and benefits	$46.5	11%	$42.0	$87.9	7%	$82.3
Variable compensation and benefits	51.4	11%	46.2	99.1	19%	83.1
	97.9	11%	88.2	187.0	13%	165.4
Other non-compensation expenses:
Trading systems and market information	9.5	7%	8.9	18.7	9%	17.1
Occupancy and equipment rental	5.0	19%	4.2	9.4	13%	8.3
Professional fees	5.0	28%	3.9	10.3	20%	8.6
Travel and business development	4.0	33%	3.0	7.8	20%	6.5
Non-trading technology and support	5.0	47%	3.4	9.2	42%	6.5
Depreciation and amortization	3.2	10%	2.9	6.1	9%	5.6
Communications	2.0	43%	1.4	3.3	18%	2.8
Bad debts	0.7	n/m	0.2	1.0	233%	0.3
(Recovery) bad debt on physical coal	—	—%	—	(2.4)	n/m	1.0
Other expense	7.4	(15)%	8.7	13.9	(3)%	14.4
	41.8	14%	36.6	77.3	9%	71.1
Total compensation and other expenses	$139.7	12%	$124.8	$264.3	12%	$236.5
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Compensation and Other Expenses: Compensation and other expenses increased $14.9 million, or 12%, to $139.7 million in the second quarter compared to $124.8 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 11% to $97.9 million in the second quarter compared to $88.2 million in the prior year. Total compensation and benefits were 36% of operating revenues in the second quarter compared to 34% in the prior year. The variable portion of compensation and benefits increased by 11% to $51.4 million in the second quarter compared to $46.2 million in the prior year. Variable compensation and benefits were 31% of net operating revenues in the second quarter compared to 30% in the prior year. Administrative, centralized operations and executive incentive compensation was $7.0 million in the second quarter compared to $6.4 million in the prior year, primarily due to an increase in administrative headcount.
The fixed portion of compensation and benefits increased 11% to $46.5 million in the second quarter compared to $42.0 million in the prior year. Non-variable salaries increased $2.8 million, or 10%, primarily due to our recent acquisitions, which added $1.6 million in the second quarter. Employee benefits, excluding share-based compensation, increased $1.5 million in the second quarter, primarily related to higher payroll and healthcare costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.9 million in the second quarter compared to $1.6 million in the prior year. The number of employees increased 5% to 1,851 at the end of the second quarter compared to 1,763 at the beginning of the second quarter. The number of employees at the end of the prior year period was 1,599.
Other Non-Compensation Expenses: Other non-compensation expenses increased 14% to $41.8 million in the second quarter compared to $36.6 million in the prior year. Occupancy and equipment rental increased $0.8 million, primarily related in incremental costs due to recent acquisitions. Professional fees increased $1.1 million, primarily related to higher legal fees. Non-trading technology and support increased $1.6 million, primarily due to higher software support and maintenance costs related to various IT and client engagement systems. Communications expenses increased $0.6 million, primarily related in incremental costs due to recent acquisitions.
Bad debts increased $0.5 million over the prior year. During the second quarter, bad debt expense was $0.7 million and primarily related to customer deficits in the Financial Ag & Energy component.
Provision for Taxes: The effective income tax rate was 24% in the second quarter compared to 23% in the prior year. For the three months ended March 31, 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and US and foreign permanent differences. The estimated GILTI tax expense increased the effective rate approximately 1%. The effective rate for the three months ended March 31, 2018 was 25.8%, excluding the impacts of Tax Reform, and was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. For the three months ended March 31, 2018, the Company recorded discrete benefit of $0.8 million related to Tax Reform, which decreased the effective tax rate by 2.8%. Further, the Company’s effective tax rate decreased 0.6% and 0.3% for the three months ended March 31, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation recognized due to the adoption of Accounting Standards Update (“ASU”) 2016-09.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Compensation and Other Expenses: Compensation and other expenses increased $27.8 million, or 12%, to $264.3 million in the current six months ended compared to $236.5 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 13% to $187.0 million in the current six months ended compared to $165.4 million in the prior year. Total compensation and benefits were 35% of operating revenues in the current six months ended compared to 35% in the prior year. The variable portion of compensation and benefits increased 19% to $99.1 million in the current six months ended compared to $83.1 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the current six months ended compared to 29% in the prior year. Administrative, centralized operations and executive incentive compensation was $13.3 million in the current six months ended compared to $10.7 million in the prior year, primarily due to increased incentive accruals based on increased headcount and higher current year performance.
The fixed portion of compensation and benefits increased 7% to $87.9 million in the current six months ended compared to $82.3 million in the prior year. Non-variable salaries increased $3.9 million, or 7%, primarily due to our recent acquisitions, which added $2.1 million in the current six months ended. Employee benefits, excluding share-based compensation, increased $2.5 million in the current six months ended, primarily related to higher payroll and healthcare costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $3.8 million in the current six months ended compared to $3.2 million in the prior year. The number of employees was 1,851 at the end of the second quarter compared to 1,701 at the beginning of the current fiscal year. The number of employees at the end of the prior year period was 1,599.
Other Non-Compensation Expenses: Other non-compensation expenses increased 9% to $77.3 million in the current six months ended compared to $71.1 million in the prior year. Professional fees increased $1.7 million, primarily related to higher legal fees. Non-trading technology and support increased $2.7 million, primarily due to higher support and maintenance costs related to various IT and client engagement systems.
During the current six months ended, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million in the quarter ended December 31, 2018. During the prior year period, we recorded additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. The expense related to reimbursement for demurrage and other charges related to contracts with delivery dates during the first quarter of fiscal 2018.
Provision for Taxes: The effective income tax rate was 25% in the current six months ended compared to 67% in the prior year. The effective rate for the current six months ended was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and US and foreign permanent differences. The estimated GILTI tax expense increased the effective rate approximately 1%. The effective rate for the six months ended March 31, 2018 was 25%, excluding the impacts of Tax Reform, and was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. For the six months ended March 31, 2018, the Company recorded discrete expense of $20.1 million related to Tax Reform, which increased the effective tax rate by 42%. Further, the Company’s effective tax rate decreased 0.1% and 0.6% for the six months ended March 31, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation recognized due to the adoption of Accounting Standards Update (“ASU”) 2016-09.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Compensation and benefits:
Fixed compensation and benefits	$18.5	18%	$15.7	$35.6	11%	$32.2
Variable compensation and benefits	6.4	8%	5.9	12.0	24%	9.7
	24.9	15%	21.6	47.6	14%	41.9
Other non-compensation expenses:
Trading systems and market information	0.3	(57)%	0.7	0.7	(46)%	1.3
Occupancy and equipment rental	4.9	20%	4.1	9.3	13%	8.2
Professional fees	3.5	52%	2.3	6.8	33%	5.1
Travel and business development	1.0	43%	0.7	2.1	40%	1.5
Non-trading technology and support	3.9	44%	2.7	6.9	33%	5.2
Depreciation and amortization	2.6	18%	2.2	4.9	11%	4.4
Communications	2.0	54%	1.3	3.2	23%	2.6
Other expense	4.5	(21)%	5.7	8.1	(16)%	9.7
	22.7	15%	19.7	42.0	11%	38.0
Total compensation and other expenses	$47.6	15%	$41.3	$89.6	12%	$79.9
Total unallocated costs and other expenses increased $6.3 million to $47.6 million in the second quarter compared to $41.3 million in the prior year. Compensation and benefits increased $3.3 million, or 15% to $24.9 million in the second quarter compared to $21.6 million in the prior year.
Total unallocated costs and other expenses increased $9.7 million to $89.6 million in the current six months ended compared to $79.9 million in the prior year. Compensation and benefits increased $5.7 million, or 14% to $47.6 million in the current six months ended compared to $41.9 million in the prior year.
During the current three and six months ended, the increase in fixed compensation and benefits and variable compensation and benefits is primarily related to headcount increases across several administrative departments. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT and client engagement systems.
Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Variable compensation and benefits	$51.4	25%	$46.2	22%	$99.1	24%	$83.1	21%
Transaction-based clearing expenses	42.7	21%	50.7	24%	92.8	22%	87.6	22%
Introducing broker commissions	24.8	11%	36.2	17%	57.4	14%	67.3	18%
Total variable expenses	118.9	57%	133.1	63%	249.3	60%	238.0	61%
Fixed compensation and benefits	46.5	22%	42.0	20%	87.9	21%	82.3	21%
Other fixed expenses	41.1	21%	36.4	17%	78.7	20%	69.8	18%
Bad debts	0.7	—%	0.2	—%	1.0	—%	0.3	—%
(Recovery) bad debt on physical coal	—	—%	—	—%	(2.4)	(1)%	1.0	—%
Total non-variable expenses	88.3	43%	78.6	37%	165.2	40%	153.4	39%
Total non-interest expenses	$207.2	100%	$211.7	100%	$414.5	100%	$391.4	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2019 and 2018, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 57% in the second quarter compared to 63% in the prior year. As a percentage of total non-interest expenses, variable expenses were 60% in the current six months ended compared to 61% in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2019	% of Operating Revenues	2018	% of Operating Revenues	2019	% of Operating Revenues	2018	% of Operating Revenues
Sales of physical commodities	$6,929.5		$6,255.8		$13,225.3		$13,970.2
Principal gains, net	110.8		97.4		204.5		172.4
Commission and clearing fees	85.5		106.3		185.2		192.7
Consulting, management, and account fees	18.3		17.8		37.0		33.9
Interest income	51.0		30.2		98.6		56.2
Total revenues	7,195.1		6,507.5		13,750.6		14,425.4
Cost of sales of physical commodities	6,921.1		6,246.8		13,208.6		13,952.8
Operating revenues	274.0	100%	260.7	100%	542.0	100%	472.6	100%
Transaction-based clearing expenses	42.5	16%	50.2	19%	92.4	17%	86.5	18%
Introducing broker commissions	24.8	9%	36.2	14%	57.4	11%	67.3	14%
Interest expense	37.0	14%	18.6	7%	68.8	13%	31.7	7%
Net operating revenues	169.7		155.7		323.4		287.1
Variable direct compensation and benefits	44.4	16%	39.8	15%	85.8	16%	72.4	15%
Net contribution	125.3		115.9		237.6		214.7
Fixed compensation and benefits	24.1		22.5		44.8		42.4
Other fixed expenses	23.3		20.9		45.5		40.4
Bad debts	0.7		0.3		1.0		0.4
(Recovery) bad debt on physical coal	—		—		(2.4)		1.0
Total non-variable direct expenses	48.1	18%	43.7	17%	88.9	16%	84.2	18%
Segment income	$77.2		$72.2		$148.7		$130.5
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net contribution for all of our business segments increased 8% to $125.3 million in the second quarter compared to $115.9 million in the prior year. Segment income increased 7% to $77.2 million in the second quarter compared to $72.2 million in the prior year.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Net contribution for all of our business segments increased 11% to $237.6 million in the current six months ended compared to $214.7 million in the prior year. Segment income increased 14% to $148.7 million in the current six months ended compared to $130.5 million in the prior year.
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
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	41.5	11%	37.3	62.1	(4)%	64.9
Commission and clearing fees	28.0	(12)%	31.8	55.5	(4)%	57.8
Consulting, management, and account fees	3.8	(7)%	4.1	7.8	—%	7.8
Interest income	7.3	43%	5.1	15.0	61%	9.3
Total revenues	80.6	3%	78.3	140.4	—%	139.8
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	80.6	3%	78.3	140.4	—%	139.8
Transaction-based clearing expenses	8.7	(12)%	9.9	17.8	1%	17.7
Introducing broker commissions	5.7	(3)%	5.9	10.7	5%	10.2
Interest expense	0.4	(33)%	0.6	0.8	(11)%	0.9
Net operating revenues	65.8	6%	61.9	111.1	—%	111.0
Variable direct compensation and benefits	16.5	(4)%	17.2	31.2	5%	29.8
Net contribution	49.3	10%	44.7	79.9	(2)%	81.2
Fixed compensation and benefits	8.6	1%	8.5	16.7	5%	15.9
Other fixed expenses	9.8	13%	8.7	18.9	13%	16.7
Bad debts	0.7	n/m	(0.1)	0.8	n/m	(0.1)
Total non-variable direct expenses	19.1	12%	17.1	36.4	12%	32.5
Segment income	$30.2	9%	$27.6	$43.5	(11)%	$48.7
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$19.2	(8)%	$20.9	$37.1	(1)%	$37.6
Energy and renewable fuels	2.0	(13)%	2.3	4.0	(7)%	4.3
LME metals	15.1	9%	13.9	27.5	7%	25.6
Other	2.6	(35)%	4.0	5.9	(17)%	7.1
	$38.9	(5)%	$41.1	$74.5	—%	$74.6
Selected data:
Futures and options (contracts, 000’s)	6,363.8	(13)%	7,344.8	13,090.6	(3)%	13,557.3
Average rate per contract	$5.99	9%	$5.52	$5.58	3%	$5.42
Average client equity - futures and options (millions)	$918.3	3%	$892.3	$960.9	9%	$885.3

	OTC
	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$17.5	(21)%	$22.1	$32.9	(12)%	$37.2
Energy and renewable fuels	4.8	23%	3.9	9.3	35%	6.9
Other	8.5	325%	2.0	0.9	(78)%	4.0
	$30.8	10%	$28.0	$43.1	(10)%	$48.1
Selected data:
Volume (contracts, 000’s)	383.5	(7)%	410.4	792.8	7%	738.3
Average rate per contract	$78.49	18%	$66.52	$52.35	(17)%	$62.98
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues increased 3% to $80.6 million in the second quarter compared to $78.3 million in the prior year. Exchange-traded revenues declined 5%, to $38.9 million in the second quarter, primarily driven by lower client activity in both the domestic grain markets and in certain omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other’ category above. These declines were partially offset by a strong quarter in our LME business. Overall exchange-traded contract volumes decreased 13% versus the prior year, however the average rate per contract increased 9% to $5.99.
OTC revenues increased 10%, to $30.8 million in the second quarter, compared to $28.0 million in the prior year, despite a 7% decrease in OTC volumes. OTC revenues were positively affected by a $6.4 million partial reversal of marked-to-market declines recorded in the first quarter of fiscal 2019, related to certain longer tenor positions which are directionally hedged but suffered declines in value during periods of lower market activity at the end of the calendar year. Agricultural OTC revenues declined 21% versus the prior year, as the prior year was a particularly strong quarterly performance in our Brazilian grain business.
Consulting, management, and account fees decreased 7% over the prior year, to $3.8 million in the second quarter. Interest income, increased 43%, to $7.3 million compared to $5.1 million in the prior year. The increase in interest income was driven by an increase in short-term interest rates, as well as a 3% increase in average equity for exchange-traded futures and options clients versus the prior year to $918.3 million in the second quarter.
Segment income increased 9% to $30.2 million in the second quarter compared to $27.6 million in the prior year, primarily as a result of the $2.3 million increase in operating revenues discussed above and a $2.1 million decline in variable expenses excluding interest expense. These increases were partially offset by a $2.0 million increase in non-variable direct expenses including a $0.8 million increase in bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 38% compared to 42% in the prior year, primarily as the result of the partial reversal of the marked-to-market declines recorded in the first quarter of fiscal 2019.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues were relatively flat at $140.4 million in the current six months ended compared to $139.8 million in the prior year. Exchange-traded revenues were $74.5 million in the current six months ended as compared to $74.6 million in the prior year as increases in LME metals revenues were offset by declines in activity in certain omnibus relationships introduced by our commercial hedging employees. Overall exchange-traded contract volumes decreased 3%, however the average rate per contract improved 3% as compared to the prior year to $5.58.
OTC revenues declined 10%, to $43.1 million in the current six months ended, compared to $48.1 million in the prior year, despite a 7% increase in OTC volumes. OTC revenues were negatively affected by $4.6 million of marked-to-market declines related to certain longer tenor positions which are directionally hedged but suffered declines in value during the current six months ended. In addition, agricultural OTC revenues declined versus the prior year as a result of lower activity from clients in the Brazil grain markets. These declines were partially offset by increased OTC revenues in the energy markets.
Consulting, management, and account fees were flat with the prior year at $7.8 million in the current six months ended. Interest income, increased 61%, to $15.0 million compared to $9.3 million in the prior year. The increase in interest income was driven by an increase in short-term interest rates, as well as a 9% increase in average equity for exchange-traded futures and options clients versus the prior year to $960.9 million in the current six months ended.
Segment income decreased 11% to $43.5 million in the current six months ended compared to $48.7 million in the prior year. This was primarily driven by a $3.9 million increase in non-variable direct expenses as well as a modest increase in variable introducing broker commissions and variable compensation as a percentage of operating revenues. The increase in non-variable direct expenses was driven by increases in non-variable compensation and benefits, trade system costs, market information and bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 43% compared to 41% in the prior year, primarily as the result of the decline in OTC revenues.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	26.1	17%	22.4	54.2	18%	46.1
Commission and clearing fees	0.9	(10)%	1.0	1.8	(5)%	1.9
Consulting, management, account fees	0.4	n/m	—	1.0	n/m	—
Interest income	—	—	—	0.1	n/m	—
Total revenues	27.4	17%	23.4	57.1	19%	48.0
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	27.4	17%	23.4	57.1	19%	48.0
Transaction-based clearing expenses	1.3	18%	1.1	2.3	—%	2.3
Introducing broker commissions	0.2	(50)%	0.4	0.4	(50)%	0.8
Interest expense	0.1	n/m	—	0.2	n/m	—
Net operating revenues	25.8	18%	21.9	54.2	21%	44.9
Variable direct compensation and benefits	4.8	12%	4.3	10.1	13%	8.9
Net contribution	21.0	19%	17.6	44.1	23%	36.0
Fixed compensation and benefits	2.4	33%	1.8	4.5	36%	3.3
Other fixed expenses	2.8	22%	2.3	5.2	13%	4.6
Bad debts	—	—%	—	—	—%	—
Total non-variable direct expenses	5.2	27%	4.1	9.7	23%	7.9
Segment income	$15.8	17%	$13.5	$34.4	22%	$28.1
Selected data:
Global Payments (# of payments, 000’s)	162.8	6%	153.0	329.4	6%	309.3
Average revenue per trade	$165.85	8%	$152.94	$170.01	10%	$155.19
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues increased 17% to $27.4 million in the second quarter compared to $23.4 million in the prior year, driven by 6% growth in the volume of payments made and an 8% increase in the average revenue per trade compared to the prior year. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
Segment income increased 17% to $15.8 million in the second quarter compared to $13.5 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $1.1 million increase in non-variable direct expenses versus the prior year period, primarily driven by higher non-variable compensation. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 23% in the second quarter compared to 25% in the prior year, primarily as a result of a decrease in introducing broker commissions.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues increased 19% to a record $57.1 million in the current six months ended compared to $48.0 million in the prior year, driven by 6% growth in the volume of payments made and a 10% increase in the average revenue per trade compared to the prior year. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
Segment income increased 22% to $34.4 million in the current six months ended compared to $28.1 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $1.8 million increase in non-variable direct expenses versus the prior year period, primarily driven by higher non-variable compensation. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 22% in the current six months ended compared to 25% in the prior year, primarily as a result of a decrease in transaction-based clearing expenses and introducing broker commissions.

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
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed, asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.
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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	31.0	10%	28.3	66.0	38%	48.0
Commission and clearing fees	8.1	23%	6.6	14.3	12%	12.8
Consulting, management, and account fees	1.9	(32)%	2.8	3.4	(39)%	5.6
Interest income	31.6	78%	17.8	57.9	80%	32.1
Total revenues	72.6	31%	55.5	141.6	44%	98.5
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	72.6	31%	55.5	141.6	44%	98.5
Transaction-based clearing expenses	11.0	(11)%	12.3	24.2	20%	20.2
Introducing broker commissions	0.5	(74)%	1.9	0.7	(83)%	4.1
Interest expense	29.1	112%	13.7	52.6	128%	23.1
Net operating revenues	32.0	16%	27.6	64.1	25%	51.1
Variable direct compensation and benefits	11.9	63%	7.3	22.2	71%	13.0
Net contribution	20.1	(1)%	20.3	41.9	10%	38.1
Fixed compensation and benefits	5.1	6%	4.8	8.4	(10)%	9.3
Other fixed expenses	3.2	19%	2.7	5.7	14%	5.0
Bad debts	—	—%	—	—	—%	—
Total non-variable direct expenses	8.3	11%	7.5	14.1	(1)%	14.3
Segment income	$11.8	(8)%	$12.8	$27.8	17%	$23.8

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Operating revenues by product line (in millions):
Equity Capital Markets	$36.7	30%	$28.3	$74.4	62%	$46.0
Debt Capital Markets	34.3	38%	24.9	63.4	33%	47.7
Asset Management	1.6	(30)%	2.3	3.8	(21)%	4.8
	$72.6	31%	$55.5	$141.6	44%	$98.5
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$37,238.8	16%	$32,010.2	$80,547.5	42%	$56,744.5
Equity Capital Markets revenue per $1,000 traded	$0.70	(8)%	$0.76	$0.73	3%	$0.71
Debt Capital Markets (principal dollar volume, millions)	$58,230.1	105%	$28,459.1	$118,907.3	93%	$61,692.8
Debt Capital Markets revenue per $1,000 traded	$0.59	(31)%	$0.85	$0.53	(29)%	$0.75
Average assets under management in Argentina (millions)	$347.3	(26)%	$469.8	$315.0	(33)%	$471.7
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues increased 31% to $72.6 million in the second quarter compared to $55.5 million in the prior year.
Operating revenues in Equity Capital Markets increased 30% in the second quarter compared to the prior year period. This was a result of a 16% increase in the gross dollar volume traded driven both by increased market volatility and an increase in market share as well as an increase in securities lending activities. This growth was tempered by an 8% decline in the average revenue per $1,000 traded. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 38% in the second quarter compared to the prior year, primarily driven by an increase in interest income in our domestic institutional dealer in fixed income securities and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by a decline in operating revenues in our Argentina operations due to difficult market conditions in that country. Asset Management operating revenues decreased 30% in the second quarter compared to the prior year as assets under management decreased 26% to $347.3 million in the second quarter compared to $469.8 million in the prior year. The decline in both Asset Management operating revenues and assets under management are primarily driven by difficult market conditions in Argentina including the devaluation of the Argentine Peso as well as elevated interest and inflation rates.
Segment income decreased 8% to $11.8 million in the second quarter compared to $12.8 million in the prior year, as the increase in Equity Capital Markets operating revenues was offset by increased interest expense related to our securities lending activities as well as an increase in compensation and benefits related to the launch of our prime brokerage initiative. In addition, the increase in Debt Capital Markets operating revenues was mostly offset by higher interest expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 32% in the second quarter compared to 39% in the prior year, primarily as the result of a decrease in transaction-based clearing expenses and introducing broker commissions.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues increased 44% to $141.6 million in the current six months ended compared to $98.5 million in the prior year.
Operating revenues in Equity Capital Markets increased 62% in the current six months ended compared to the prior year period. Gross dollar volume traded increased 42% driven both by increased market volatility and market share as well as growth in our securities lending activities. The increased volatility also contributed to the 3% increase in the average revenue per $1,000 traded. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 33% in the current six months ended compared to the prior year, primarily driven by an increase in interest income in our domestic institutional dealer in fixed income securities business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by a decline in operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues decreased 21% in the current six months ended compared to the prior year as assets under management decreased 33% to $315.0 million in the current six months ended compared to $471.7 million in the prior year. The decline in both Asset Management operating revenues and assets under management are primarily driven by difficult market conditions in Argentina including the devaluation of the Argentine Peso as well as elevated interest and inflation rates.
Segment income increased 17% to $27.8 million in the current six months ended compared to $23.8 million in the prior year, primarily as a result of the increase in Equity Capital Markets operating revenues as the increase in Debt Capital Markets operating revenues was more than offset by higher interest expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 33% in the current six months ended compared to 38% in the prior year, primarily as the result of a decrease in transaction-based clearing expenses and introducing broker commissions.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$6,929.5	11%	$6,255.8	$13,225.3	(5)%	$13,970.2
Principal gains, net	8.0	86%	4.3	10.6	194%	3.6
Commission and clearing fees	—	n/m	0.5	0.1	(91)%	1.1
Consulting, management, and account fees	0.6	100%	0.3	1.1	175%	0.4
Interest income	2.8	100%	1.4	5.6	56%	3.6
Total revenues	6,940.9	11%	6,262.3	13,242.7	(5)%	13,978.9
Cost of sales of physical commodities	6,921.1	11%	6,246.8	13,208.6	(5)%	13,952.8
Operating revenues	19.8	28%	15.5	34.1	31%	26.1
Transaction-based clearing expenses	0.3	—%	0.3	0.5	—%	0.5
Introducing broker commissions	0.1	n/m	—	0.1	—%	0.1
Interest expense	4.3	59%	2.7	8.0	74%	4.6
Net operating revenues	15.1	21%	12.5	25.5	22%	20.9
Variable direct compensation and benefits	3.6	16%	3.1	6.9	17%	5.9
Net contribution	11.5	22%	9.4	18.6	24%	15.0
Fixed compensation and benefits	2.3	15%	2.0	4.5	18%	3.8
Other fixed expenses	1.4	8%	1.3	2.7	(10)%	3.0
Bad debts	—	n/m	0.5	0.1	(80)%	0.5
Bad debt on physical coal	—	—%	—	(2.4)	(340)%	1.0
Total non-variable direct expenses	3.7	(3)%	3.8	4.9	(41)%	8.3
Segment income	$7.8	39%	$5.6	$13.7	104%	$6.7

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Total revenues	$6,670.9	10%	$6,037.7	$12,631.8	(7)%	$13,567.8
Cost of sales of physical commodities	6,659.0	10%	6,028.8	12,612.2	(7)%	13,553.6
Operating revenues	$11.9	34%	$8.9	$19.6	38%	$14.2
Selected data:
Gold equivalent ounces traded (000’s)	77,721.1	41%	54,999.0	172,940.7	95%	88,502.1
Average revenue per ounce traded	$0.15	(6)%	$0.16	$0.11	(31)%	$0.16

	Physical Ag & Energy
	Three Months Ended March 31,			Six Months Ended March 31,
	2019	% Change	2018	2019	% Change	2018
Total revenues	$270.0	20%	$224.6	$610.9	49%	$411.1
Cost of sales of physical commodities	262.1	20%	218.0	596.4	49%	399.2
Operating revenues	$7.9	20%	$6.6	$14.5	22%	$11.9
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues for Physical Commodities increased 28% to $19.8 million in the second quarter compared to $15.5 million in the prior year.
Precious Metals operating revenues increased 34% to $11.9 million in the second quarter compared to $8.9 million in the prior year as a result of a 41% increase in the number of ounces traded, which was partially offset by a 6% decline in the average revenue per ounce traded compared to the prior year.
Operating revenues in Physical Ag & Energy increased 20% to $7.9 million in the second quarter compared to the prior year. The increase in operating revenues is largely due to increased activity in commodity financing programs as well as in energy products, which was tempered by lower activity in cotton markets as opposed to the prior year.
Segment income increased 39% to $7.8 million in the second quarter compared to $5.6 million in the prior year, primarily as a result of the increase in operating revenues as well as a $0.1 million decline in non-variable direct expenses.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues for Physical Commodities increased 31% to $34.1 million in the current six months ended compared to $26.1 million in the prior year.
Precious Metals operating revenues increased 38% to $19.6 million in the current six months ended compared to $14.2 million in the prior year. Operating revenues increased from the prior year period as a result of a 95% increase in the number of ounces traded, which was partially offset by a 31% decline in the average revenue per ounce traded.
Operating revenues in Physical Ag & Energy increased 22% to $14.5 million in the current six months ended compared to $11.9 million in the prior year. The increase in operating revenues is largely due to increased activity in commodity financing programs as well as in energy and cocoa products, which was tempered by lower activity in cotton and edible oil markets as opposed to the prior year.
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
Segment income increased 104% to $13.7 million in the current six months ended compared to $6.7 million in the prior year driven by the increase in operating revenues as well as the recovery on the bad debt on physical coal. The increase in operating revenues was partially offset by a $3.4 million increase in interest expense as well as a $0.7 million increase in non-variable compensation and benefits.

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
As of March 31, 2019, we held $2.1 billion in required client segregated assets, which we believe makes us the third largest non-bank futures commission merchant (“FCM”) in the United States, as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with over 70 correspondent clearing relationships with over $15 billion in assets under management or administration as of March 31, 2019.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	4.2	(18)%	5.1	11.6	18%	9.8
Commission and clearing fees	48.5	(27)%	66.4	113.5	(5)%	119.1
Consulting, management, and account fees	11.6	9%	10.6	23.7	18%	20.1
Interest income	9.3	58%	5.9	20.0	79%	11.2
Total revenues	73.6	(16)%	88.0	168.8	5%	160.2
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	73.6	(16)%	88.0	168.8	5%	160.2
Transaction-based clearing expenses	21.2	(20)%	26.6	47.6	4%	45.8
Introducing broker commissions	18.3	(35)%	28.0	45.5	(13)%	52.1
Interest expense	3.1	94%	1.6	7.2	132%	3.1
Net operating revenues	31.0	(3)%	31.8	68.5	16%	59.2
Variable direct compensation and benefits	7.6	(4)%	7.9	15.4	4%	14.8
Net contribution	23.4	(2)%	23.9	53.1	20%	44.4
Fixed compensation and benefits	5.7	6%	5.4	10.7	6%	10.1
Other fixed expenses	6.1	3%	5.9	13.0	17%	11.1
Bad debts	—	n/m	(0.1)	0.1	n/m	—
Total non-variable direct expenses	11.8	5%	11.2	23.8	12%	21.2
Segment income	$11.6	(9)%	$12.7	$29.3	26%	$23.2

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	% Change	2018	2019	% Change	2018
Operating revenues by product line (in millions):
Exchange-traded Futures & Options	$35.3	(29)%	$49.6	$85.7	—%	$85.5
FX Prime Brokerage	4.8	(4)%	5.0	12.3	27%	9.7
Correspondent Clearing	8.4	24%	6.8	16.7	30%	12.8
Independent Wealth Management	17.9	(5)%	18.8	38.1	2%	37.3
Derivative Voice Brokerage	7.2	(8)%	7.8	16.0	7%	14.9
Operating revenues	$73.6	(16)%	$88.0	$168.8	5%	$160.2
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	22,696.5	(23)%	29,351.3	53,496.8	9%	49,000.9
Exchange-traded - futures and options average rate per contract	$1.19	(20)%	$1.48	$1.26	(16)%	$1.50
Average client equity - futures and options (millions)	$1,018.3	(14)%	$1,178.6	$1,173.7	(3)%	$1,213.1
FX Prime Brokerage volume (U.S. notional, millions)	$80,435.6	(35)%	$122,869.0	$170,380.3	(28)%	$237,171.0
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating revenues decreased 16% to $73.6 million in the second quarter compared to $88.0 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business decreased 29% to $35.3 million in the second quarter compared to $49.6 million in the prior year as a result of a 23% decrease in exchange-traded volumes and a 20% decline in the average rate per contract compared to the prior year period. This decline was partially offset by a $2.9 million increase in interest income in the Exchange-traded Futures & Options business to $6.8 million in the second quarter due to an increase in short-term rates. Average client equity declined 14% as compared to the prior year to $1.0 billion.
Operating revenues in our FX Prime Brokerage decreased 4% compared to the prior year to $4.8 million in the second quarter, as a result of a 35% decline in foreign exchange volumes.
Correspondent Clearing operating revenues increased 24% compared to the prior year to $8.4 million in the second quarter, while operating revenues in Independent Wealth Management declined 5% versus the prior year to $17.9 million. In the Correspondent Clearing business, interest income increased $0.4 million to $2.2 million in the second quarter and fee income related to money market/FDIC sweep balances increased $1.4 million to $3.7 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in Derivative Voice Brokerage declined 8% to $7.2 million in the second quarter compared to the prior year.
Segment income decreased to $11.6 million in the second quarter compared to $12.7 million in the prior year, primarily a result of the decrease in operating revenues in our Exchange-traded Futures & Options and Derivative Voice Brokerage businesses, which declined $1.0 million and $0.5 million, respectively. The decline in operating revenues in our Exchange-traded Futures & Options business was tempered by lower transaction-based clearing expenses and introducing broker commissions. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in the second quarter compared to 71% in the prior year primarily due to lower introducing broker commissions.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Operating revenues increased 5% to $168.8 million in the current six months ended compared to $160.2 million in the prior year.
Operating revenues in our Exchange-traded Futures & Options business were relatively flat at $85.7 million in the current six months ended compared to $85.5 million in the prior year. Exchange-traded volumes increased 9%, however the average rate per contract declined 16% as compared to the prior year period. Interest income in the Exchange-traded Futures & Options business increased $7.2 million to $14.7 million in the current six months ended primarily as a result of an increase in short-term rates which was partially offset by a 3% decrease in average client equity to $1.2 billion.
Operating revenues in our FX Prime Brokerage increased 27% to $12.3 million in the current six months ended compared to $9.7 million in the prior year despite a 28% decrease in foreign exchange volumes as the first quarter of fiscal 2019 includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.

Operating revenues in the Correspondent Clearing increased 30% to $16.7 million in the current six months ended, while Independent Wealth Management operating revenues increased 2% versus the prior year period to $38.1 million. In the Correspondent Clearing business, interest income increased $1.5 million to $4.8 million the second quarter and fee income related to money market/FDIC sweep balances increased $3.0 million to $7.0 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in the Derivative Voice Brokerage business increased 7% versus the prior year to $16.0 million in the current six months ended.
Segment income increased 26% to $29.3 million in the current six months ended compared to $23.2 million in the prior year, primarily as a result of the increase in operating revenues which was partially offset by a $2.6 million increase in non-variable direct expenses compared to the prior year period. The increase in non-variable direct expenses, was primarily a result of an increase in non-variable compensation and benefits as well as increased professional fees related to the Options Sellers and Barclays matters. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in the current six months ended compared to 70% in the prior year.
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
As of March 31, 2019, we had total equity capital of $551.8 million, outstanding loans under revolving credit facilities of $256.8 million, and $171.8 million outstanding for our senior secured term loan.
A substantial portion of our assets are liquid. As of March 31, 2019, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.

On December 22, 2017, President Trump signed into law the Tax Reform. Among the significant changes to the U.S. federal income tax rules, the Tax Reform reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new rules to combat erosion of the U.S. federal income tax base. While our analysis and accounting for the Tax Reform’s consolidated financial statement impact on our cash tax liability and financial condition is complete, there are uncertainties regarding the interpretation and application of certain provisions in the Tax Reform. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Reform for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Reform evolves over time. It is also possible that the Internal Revenue Service (“IRS”) could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we have previously made. Changes in IRS guidance and the results of their audits, as well as changes in our interpretations and assumptions in applying the Tax Reform, could materially impact our cash tax liabilities and results of operations.
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
In our Physical Commodities business we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the six months ended March 31, 2019 and 2018 can be found in Note 6 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of March 31, 2019 and September 30, 2018, were $9.4 billion and $7.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of INTL FCStone Financial and INTL FCStone Ltd are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. Typically, the majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
As of March 31, 2019, we had $378.8 million in undistributed foreign earnings. The Company recognized the one-time U.S. repatriation tax due under Tax Reform and, as a result, repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company has repatriated $13.0 million during fiscal 2019 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On February 22, 2019, the Company amended its existing $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022 and to increase the size of the facility to $350.0 million. The amended facility is comprised of a $175.0 million revolving credit facility and a $175.0 million Term Loan. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
As of March 31, 2019, we had four committed bank credit facilities, totaling $707.5 million, of which $426.3 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 10 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which includes a revolving credit facility and a Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $347.8 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance our working capital needs of us and certain subsidiaries. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined.

•
An unsecured syndicated loan facility, committed until April 3, 2020, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until November 1, 2019, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $232.5 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until January 31, 2020, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $357.5 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Quarterly Report on Form 10-Q. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of March 31, 2019, we had five uncommitted bank credit facilities with an outstanding balance $1.5 million. The credit facilities include:

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

Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2019, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended March 31, 2019, interest expense directly attributable to trading activities includes $57.2 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $22.7 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2019. Additional information on these net capital and minimum net capital requirements can be found in Note 13 of the Condensed Consolidated Financial Statements.
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
Our cash and cash equivalents decreased from $2,190.1 million as of September 30, 2018 to $2,110.4 million as of March 31, 2019, a net decrease of $79.7 million. Net cash of $136.9 million was used in operating activities, $15.1 million was used in investing activities and net cash of $72.0 million was provided by financing activities, of which $175.0 million was borrowed from the amendment of our credit facility and the related issuance of the senior secured term loan, partially offset by net payments on our revolving lines of credit of $98.0 million, which decreased the amounts payable to lenders under loans. Fluctuations in exchange rates increased our cash and cash equivalents by $0.3 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $7.3 million in capital expenditures for property and equipment in the second quarter compared to $6.9 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects. Investing activities also include $7.8 million in cash payments, net of cash received, for the acquisition of businesses in the second quarter compared to zero in the prior year. Further information about business acquisitions is contained in Note 17 of the Condensed Consolidated Financial Statements.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2019 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2019 and September 30, 2018, at fair value of the related financial instruments, totaling $956.7 million and $866.5 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2019, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2019. The totals of $956.7 million and $866.5 million include a net liability of $201.4 million and $193.4 for derivatives, based on their fair value as of March 31, 2019 and September 30, 2018, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2019 and September 30, 2018.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2019.

Marked-to-Market Revenues
Number of Days
40
35
30
25
20
15
10
5
0
1
1
7
2
12
26
37
19
15
1
3
2
2
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
$4,500 to $5,000
$5,000 to $5,500
$5,500 to $6,000
Greater than $6,000
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional dealer in fixed income securities business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consists primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations as well as investment grade, high-yield, convertible and emerging market debt securities. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.

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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At March 31, 2019, $427.8 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2019, we had $0.8 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.

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
Our common stock repurchase program activity for the three months ended March 31, 2019 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2019 to January 31, 2019	—	$—	—	1,000,000
February 1, 2019 to February 28, 2019	—	—	—	1,000,000
March 1, 2019 to March 31, 2019	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	May 8, 2019	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 8, 2019	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer