Form 10-Q
period 2019-06-30
INTL FCSTONE INC.
filed 2019-08-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 6, 2019, there were 19,163,763 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$345.0	$342.3
Cash, securities and other assets segregated under federal and other regulations (including $358.4 and $643.3 at fair value at June 30, 2019 and September 30, 2018, respectively)	1,079.4	1,408.7
Collateralized transactions:
Securities purchased under agreements to resell	1,533.0	870.8
Securities borrowed	1,174.1	225.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $380.4 and $517.4 at fair value at June 30, 2019 and September 30, 2018, respectively)	2,661.6	2,234.5
Receivable from clients, net	282.9	288.0
Notes receivable, net	4.4	3.8
Income taxes receivable	0.9	0.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $370.9 and $123.0 at June 30, 2019 and September 30, 2018, respectively)	2,429.9	2,054.8
Physical commodities inventory, net (including $169.9 and $156.9 at fair value at June 30, 2019 and September 30, 2018, respectively)	347.8	222.5
Deferred income taxes, net	22.2	19.8
Property and equipment, net	45.7	42.4
Goodwill and intangible assets, net	65.9	59.8
Other assets	62.1	51.5
Total assets	$10,054.9	$7,824.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$144.1	$145.4
Payables to:
Clients	3,629.0	3,639.6
Broker-dealers, clearing organizations and counterparties (including $14.0 and $0.0 at fair value at June 30, 2019 and September 30, 2018, respectively)	190.7	89.5
Lenders under loans	337.7	355.2
Senior secured term loan, net	169.7	—
Income taxes payable	10.4	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	2,900.7	1,936.7
Securities loaned	1,240.9	277.9
Financial instruments sold, not yet purchased, at fair value	861.2	866.5
Total liabilities	9,484.4	7,319.4
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,251,227 issued and 19,129,270 outstanding at June 30, 2019 and 21,030,497 issued and 18,908,540 outstanding at September 30, 2018	0.2	0.2
Common stock in treasury, at cost - 2,121,957 shares at June 30, 2019 and September 30, 2018	(46.3)	(46.3)
Additional paid-in-capital	274.2	267.5
Total retained earnings	374.9	317.0
Accumulated other comprehensive loss, net	(32.5)	(33.1)
Total equity	570.5	505.3
Total liabilities and stockholders' equity	$10,054.9	$7,824.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Revenues:
Sales of physical commodities	$7,599.3	$6,866.2	$20,824.6	$20,836.4
Principal gains, net	102.3	94.9	305.4	270.5
Commission and clearing fees	97.5	105.1	282.1	298.0
Consulting, management, and account fees	20.7	18.4	58.9	53.4
Interest income	53.2	33.7	146.4	85.6
Total revenues	7,873.0	7,118.3	21,617.4	21,543.9
Cost of sales of physical commodities	7,589.6	6,858.5	20,798.2	20,811.3
Operating revenues	283.4	259.8	819.2	732.6
Transaction-based clearing expenses	45.7	49.0	138.5	136.6
Introducing broker commissions	29.6	34.1	87.0	101.4
Interest expense	42.5	22.1	113.9	55.4
Net operating revenues	165.6	154.6	479.8	439.2
Compensation and other expenses:
Compensation and benefits	100.9	86.9	287.9	252.3
Trading systems and market information	9.8	8.6	28.5	25.7
Occupancy and equipment rental	5.0	4.2	14.4	12.5
Professional fees	5.8	4.8	16.1	13.4
Travel and business development	4.0	3.7	11.8	10.2
Non-trading technology and support	5.8	3.8	15.0	10.3
Depreciation and amortization	3.5	2.8	9.6	8.4
Communications	1.6	1.3	4.9	4.1
Bad debts	0.5	1.6	1.5	1.9
(Recovery) bad debt on physical coal	—	—	(2.4)	1.0
Other	7.1	6.0	21.0	20.4
Total compensation and other expenses	144.0	123.7	408.3	360.2
Other gain	—	2.0	5.4	2.0
Income before tax	21.6	32.9	76.9	81.0
Income tax expense	5.3	8.9	19.0	41.2
Net income	$16.3	$24.0	$57.9	$39.8
Earnings per share:
Basic	$0.85	$1.27	$3.04	$2.10
Diluted	$0.84	$1.25	$2.99	$2.06
Weighted-average number of common shares outstanding:
Basic	18,781,401	18,597,165	18,731,203	18,524,846
Diluted	19,011,526	18,976,898	19,003,720	18,876,259
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$16.3	$24.0	$57.9	$39.8
Other comprehensive income (loss):
Foreign currency translation adjustment	0.3	(4.9)	0.6	(8.7)
Other comprehensive income (loss)	0.3	(4.9)	0.6	(8.7)
Comprehensive income	$16.6	$19.1	$58.5	$31.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$57.9	$39.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.6	8.4
Bad debts	1.5	1.9
(Recovery) bad debt on physical coal	(2.4)	1.0
Deferred income taxes	0.3	19.7
Amortization of debt issuance costs	1.2	0.8
Amortization of share-based compensation	5.9	4.9
Bargain purchase gain on acquisition	(5.4)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	584.4	(657.0)
Securities purchased under agreements to resell	(662.2)	(363.4)
Securities borrowed	(948.6)	(89.7)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(238.7)	(622.0)
Receivables from clients, net	5.9	22.5
Notes receivable, net	(0.6)	(0.4)
Income taxes receivable	(0.6)	(0.8)
Financial instruments owned, at fair value	(368.0)	(254.0)
Physical commodities inventory, net	(115.5)	(89.0)
Other assets	(7.8)	1.5
Accounts payable and other accrued liabilities	(4.0)	1.5
Payables to clients	(7.3)	319.7
Payables to broker-dealers, clearing organizations and counterparties	100.9	10.0
Income taxes payable	1.8	6.4
Securities sold under agreements to repurchase	964.0	206.0
Securities loaned	963.0	93.2
Financial instruments sold, not yet purchased, at fair value	(9.7)	294.2
Net cash provided by (used in) operating activities	325.6	(1,044.8)
Cash flows from investing activities:
Cash paid for acquisitions, net	(28.0)	—
Purchase of property and equipment	(10.3)	(9.3)
Net cash used in investing activities	(38.3)	(9.3)
Cash flows from financing activities:
Net change in payables to lenders under loans	(16.9)	131.0
Proceeds from issuance of senior secured term loan	175.0	—
Payment of senior secured term loan	(4.4)	—
Payments of note payable	(0.6)	(0.6)
Deferred payments on acquisitions	—	(5.5)
Debt issuance costs	(3.3)	(0.4)
Exercise of stock options	0.8	2.6
Withholding taxes on stock option exercises	—	(0.8)
Net cash provided by financing activities	150.6	126.3
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	0.6	3.0
Net increase (decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	438.5	(924.8)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,190.1	2,601.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$2,628.6	$1,676.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$110.1	$54.2
Income taxes paid, net of cash refunds	$17.5	$15.8
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets from business acquisition	$2.7	$—
Acquisition of business:
Assets acquired	$40.9	$—
Liabilities assumed	(7.7)	—
Total net assets acquired	$33.2	$—
Escrow deposits related to acquisitions	$2.5	$—
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	June 30,
(in millions)	2019	2018
Cash and cash equivalents	$345.0	$347.8
Cash segregated under federal and other regulations(1)	721.0	537.2
Securities segregated under federal and other regulations(1)	299.6	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,223.8	738.1
Securities segregated and pledged to exchange-clearing organizations(2)	39.2	53.5
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$2,628.6	$1,676.6

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $58.8 million and $675.4 million as of June 30, 2019 and 2018, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,398.6 million and $1,373.6 million as of June 30, 2019 and 2018, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended June 30, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2018	$0.2	$(46.3)	$263.7	$277.3	$(28.3)	$466.6
Net income				24.0		24.0
Other comprehensive loss					(4.9)	(4.9)
Exercise of stock options			0.3			0.3
Share-based compensation			1.7			1.7
Balances as of June 30, 2018	$0.2	$(46.3)	$265.7	$301.3	$(33.2)	$487.7

	Three months ended June 30, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8
Net income				16.3		16.3
Other comprehensive income					0.3	0.3
Share-based compensation			2.1			2.1
Balances as of June 30, 2019	$0.2	$(46.3)	$274.2	$374.9	$(32.5)	$570.5

	Nine months ended June 30, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net income				39.8		39.8
Other comprehensive loss					(8.7)	(8.7)
Exercise of stock options			1.8			1.8
Share-based compensation			4.9			4.9
Balances as of June 30, 2018	$0.2	$(46.3)	$265.7	$301.3	$(33.2)	$487.7

	Nine months ended June 30, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				57.9		57.9
Other comprehensive income					0.6	0.6
Exercise of stock options			0.8			0.8
Share-based compensation			5.9			5.9
Balances as of June 30, 2019	$0.2	$(46.3)	$274.2	$374.9	$(32.5)	$570.5
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
In the condensed consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the condensed consolidated income statements is calculated by deducting cost of sales of physical commodities from total revenues. The subtotal ‘net operating revenues’ in the condensed consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.

Reclassifications
During the three and nine months ended June 30, 2019, the Company reclassified certain brokerage related revenues for which the Company earns commissions on trading activity in the capacity of an agent. In performing this reclassification, the Company has made a retrospective adjustment to the condensed consolidated income statements for the three and nine months ended June 30, 2018. For the three and nine months ended June 30, 2018, brokerage related revenues of $8.5 million and $26.4 million, respectively, were reclassified from ‘trading gains, net’ to ‘commissions and clearing fees’. Additionally, the Company has changed the name of the line item ‘trading gains, net’ to ‘principal gains, net’ on the condensed consolidated income statements in order to reflect the fact that these revenue streams are earned from trading financial instruments in the capacity of a principal and in order to properly segregate revenues earned from contracts with clients in connection with the adoption of the new revenue standard as discussed below.
Accounting Standards Adopted
On October 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective transition method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018, are presented under Topic 606, and amounts prior to October 1, 2018 are not adjusted and continue to be reported in accordance with historical accounting standard, FASB ASC 605, Revenue Recognition (“Topic 605”). The adoption of Topic 606 had no impact to retained earnings as of October 1, 2018, or to revenue for the three or nine months ended June 30, 2019. The Company’s accounting for revenues within the scope of Topic 606 are materially consistent with those accounting principles and practices applied to accounting for revenues under Topic 605. The new revenue recognition model does not apply to revenues associated with financial instruments or contracts, including derivatives and interest income. For further information refer to Note 2.
In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted ASU 2016-15 on October 1, 2018 and the adoption of this ASU had no impact on its condensed consolidated financial statements and related disclosures.
On October 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows (“Topic 230”): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, using the retrospective transition method. In accordance with the provisions of ASU 2016-18, the Company changed its condensed consolidated statements of cash flows presentation convention to explain the changes in cash and cash equivalents, as well as cash and cash equivalents segregated for regulatory purposes. U.S. Treasury obligations with original or acquired maturities of 90 days or less held with third-party banks or pledged to exchange-clearing organizations representing investments of segregated client funds, or which are held for particular clients in lieu of cash margin, are included in segregated cash equivalents. Purchases, sales, as well as client pledges and redemptions in lieu of cash margin, of U.S. Treasury obligations with original or acquired maturities of greater than 90 days representing investments of segregated client funds are presented as operating uses and sources of cash, respectively, within the operating section of the condensed consolidated statements of cash flows.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.5% and 1.7% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 1.6% of the Company’s total revenues for the nine months ended June 30, 2019 and 2018.
The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 41.7% and 47.6% of the Company’s operating revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 41.6% and 48.0% of the Company’s operating revenues for the nine months ended June 30, 2019 and 2018, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three and nine months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$40.4	$45.0	$110.7	$123.6
OTC derivative brokerage	7.7	7.3	23.9	23.1
Equities and fixed income	4.3	2.7	11.1	8.3
Mutual funds	1.6	1.5	6.1	5.6
Insurance and annuity products	2.1	1.5	5.1	4.5
Other	0.3	0.6	1.0	1.2
Total sales-based commission	56.4	58.6	157.9	166.3
Trailing:
Mutual funds	3.1	3.2	9.3	9.8
Insurance and annuity products	3.6	3.7	10.7	11.0
Total trailing commission	6.7	6.9	20.0	20.8

Clearing fees	30.3	34.2	89.7	93.7
Trade conversion fees	1.3	1.6	6.2	5.4
Other	2.8	3.8	8.3	11.8
Total commission and clearing fees:	97.5	105.1	282.1	298.0

Consulting, management, and account fees:
Underwriting fees	0.2	0.2	0.7	1.5
Asset management fees	7.2	6.4	19.4	18.9
Advisory and consulting fees	5.1	4.9	14.8	14.3
Sweep program fees	4.2	3.3	12.1	8.2
Client account fees	2.6	2.9	7.8	8.6
Other	1.4	0.7	4.1	1.9
Total consulting, management, and account fees	20.7	18.4	58.9	53.4
Total revenues from contracts with clients	$118.2	$123.5	$341.0	$351.4

Method of revenue recognition:
Point-in-time	$95.0	$102.0	$274.7	$289.2
Time elapsed	23.2	21.5	66.3	62.2
Total revenues from contracts with clients	118.2	123.5	341.0	351.4
Other sources of revenues
Physical precious metals trading	7,327.8	6,613.0	19,944.2	20,176.5
Physical agricultural and energy product trading	271.5	253.2	880.4	659.9
Principal gains, net	102.3	94.9	305.4	270.5
Interest income	53.2	33.7	146.4	85.6
Total revenues	$7,873.0	$7,118.3	$21,617.4	$21,543.9

Primary geographic region:
United States	$474.8	$431.9	$1,458.4	$1,159.9
Europe	77.8	48.5	184.9	141.5
South America	15.3	16.7	39.2	48.4
Middle East and Asia	7,303.8	6,620.0	19,929.7	20,191.0
Other	1.3	1.2	5.2	3.1
Total revenues	$7,873.0	$7,118.3	$21,617.4	$21,543.9

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
The Company primarily generates commission revenue on exchange-traded derivatives, OTC derivatives, and securities. Exchange-traded and OTC derivative commissions are recognized at a point in time on the trade date when the client, either directly or through the use of an internal broker or introducing broker, requests the clearance and execution of a trade. Securities commissions are either sale-based commissions that are recognized at a point in time on the trade date or trailing commission that are recognized over time as earned. Sales-based securities commissions are typically a flat fee per security transaction and in certain instances are based on a percentage of the trade date transaction value.
Trailing commission revenue is generally based on a percentage of the periodic fair value of clients’ investment holdings in trail-eligible assets, and is recognized over the period during which services, such as on-going support, are performed. As trailing commission revenue is based on the fair value of clients’ investment holdings in trail-eligible assets, this variable consideration is constrained until the fair value of trail-eligible assets is determinable.
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
Trade Conversion Fees
Trade conversion fees include revenue earned from converting foreign ordinary equities into an American Depository Receipt (“ADR”) or Global Depository Receipt (“GDR”) and fees earned from converting an ADR or GDR into foreign ordinary equities on behalf of clients. Trade conversion revenue is recognized at a point in time on the trade date.
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
Physical Agricultural and Energy Product Trading
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2019	2018	2019	2018
Numerator:
Net income	$16.3	$24.0	$57.9	$39.8
Less: Allocation to participating securities	(0.3)	(0.3)	(1.0)	(0.6)
Net income allocated to common stockholders	$16.0	$23.7	$56.9	$39.2
Denominator:
Weighted average number of:
Common shares outstanding	18,781,401	18,597,165	18,731,203	18,524,846
Dilutive potential common shares outstanding:
Share-based awards	230,125	379,733	272,517	351,413
Diluted weighted-average common shares	19,011,526	18,976,898	19,003,720	18,876,259
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,209,943 and 76,587 shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and options to purchase 835,441 and 147,640 shares of common stock for the nine months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.

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
Level 3 - Valuation is based on prices or valuation techniques that require an input that is both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. The Company had no assets or liabilities classified within Level 3 of the fair value hierarchy as of June 30, 2019 and September 30, 2018.
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
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments principally relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee from the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties to these trades. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
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
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to clients and broker-dealers, clearing organizations and counterparties include the value of pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and OTC derivative financial instruments.
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
Cash equivalents, debt and equity securities, commodities warehouse receipts, physical commodities inventory, and derivative financial instruments are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
Except as disclosed in Note 7, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and September 30, 2018.
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
Certain derivatives without a quoted price in an active market and derivatives executed OTC are valued using internal valuation techniques, including pricing models which utilize inputs observable to market participants. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest yield curves, foreign exchange rates, commodity prices, volatilities and correlation. These derivative instruments are included within Level 2 of the fair value hierarchy.
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and the related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
With the exception of certain derivative instruments where the valuation approach is disclosed above, financial instruments owned and sold are primarily valued using third-party pricing vendors. Third-party pricing vendors compile prices from various sources and often apply matrix pricing for similar securities when market-observable transactions for the instruments are not observable for substantially the full term. The Company reviews the pricing methodologies used by third-party pricing vendors in order to evaluate the fair value hierarchy classification of vendor-priced financial instruments and the accuracy of vendor pricing, which typically involves the comparison of primary vendor prices to internal trader prices or secondary vendor prices. When evaluating the propriety of vendor-priced financial instruments using secondary prices, considerations include the range and quality of vendor prices, level of observable transactions for identical and similar instruments, and judgments based upon knowledge of a particular market and asset class. If the primary vendor price does not represent fair value, justification for using a secondary price, including source data used to make the determination, is subject to review and approval by authorized personnel prior to using a secondary price. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2019 by level in the fair value hierarchy.

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposit	$6.5	$—	$—	$—	$6.5
Commodities warehouse receipts	58.6	—	—	—	58.6
U.S. Treasury obligations	299.8	—	—	—	299.8
Securities and other assets segregated under federal and other regulations	358.4	—	—	—	358.4
U.S. Treasury obligations	484.2	—	—	—	484.2
"To be announced" (TBA) and forward settling securities	—	6.1	—	(0.5)	5.6
Foreign government obligations	10.5	—	—	—	10.5
Derivatives	3,809.1	8.6	—	(3,937.6)	(119.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	4,303.8	14.7	—	(3,938.1)	380.4
Equity securities	79.8	8.0	—	—	87.8
Corporate and municipal bonds	—	111.6	—	—	111.6
U.S. Treasury obligations	248.0	—	—	—	248.0
U.S. government agency obligations	—	465.1	—	—	465.1
Foreign government obligations	4.5	—	—	—	4.5
Agency mortgage-backed obligations	—	1,148.7	—	—	1,148.7
Asset-backed obligations	—	30.4	—	—	30.4
Derivatives	2.0	587.9	—	(343.7)	246.2
Commodities leases	—	38.1	—	(11.3)	26.8
Commodities warehouse receipts	39.6	—	—	—	39.6
Exchange firm common stock	11.7	—	—	—	11.7
Mutual funds and other	9.5	—	—	—	9.5
Financial instruments owned	395.1	2,389.8	—	(355.0)	2,429.9
Physical commodities inventory	22.3	147.6	—	—	169.9
Total assets at fair value	$5,086.1	$2,552.1	$—	$(4,293.1)	$3,345.1
Liabilities:
TBA and forward settling securities	—	8.4	—	(0.5)	7.9
Derivatives	4,005.3	26.7	—	(4,025.9)	6.1
Payables to broker-dealers, clearing organizations and counterparties	4,005.3	35.1	—	(4,026.4)	14.0
Equity securities	50.7	1.1	—	—	51.8
Foreign government obligations	2.7	—	—	—	2.7
Corporate and municipal bonds	—	29.2	—	—	29.2
U.S. Treasury obligations	479.9	—	—	—	479.9
U.S. government agency obligations	—	53.0	—	—	53.0
Derivatives	—	685.3	—	(486.3)	199.0
Commodities leases	—	55.4	—	(9.8)	45.6
Financial instruments sold, not yet purchased	533.3	824.0	—	(496.1)	861.2
Total liabilities at fair value	$4,538.6	$859.1	$—	$(4,522.5)	$875.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2018 by level in the fair value hierarchy.

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposit	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	42.9	—	—	—	42.9
U.S. Treasury obligations	600.4	—	—	—	600.4
Securities and other assets segregated under federal and other regulations	643.3	—	—	—	643.3
U.S. Treasury obligations	778.4	—	—	—	778.4
TBA and forward settling securities	—	5.0	—	(2.1)	2.9
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	7,495.9	19.6	—	(7,787.1)	(271.6)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,282.0	24.6	—	(7,789.2)	517.4
Equity securities	71.2	3.0	—	—	74.2
Corporate and municipal bonds	—	79.1	—	—	79.1
U.S. Treasury obligations	120.1	—	—	—	120.1
U.S. government agency obligations	—	472.9	—	—	472.9
Foreign government obligations	6.4	—	—	—	6.4
Agency mortgage-backed obligations	—	1,022.5	—	—	1,022.5
Asset-backed obligations	—	42.9	—	—	42.9
Derivatives	0.8	514.6	—	(329.3)	186.1
Commodities leases	—	29.5	—	(11.8)	17.7
Commodities warehouse receipts	16.4	—	—	—	16.4
Exchange firm common stock	10.2	—	—	—	10.2
Mutual funds and other	6.3	—	—	—	6.3
Financial instruments owned	231.4	2,164.5	—	(341.1)	2,054.8
Physical commodities inventory	42.1	114.8	—	—	156.9
Total assets at fair value	$9,202.6	$2,303.9	$—	$(8,130.3)	$3,376.2
Liabilities:
TBA and forward settling securities	—	2.1	—	(2.1)	—
Derivatives	7,809.3	11.6	—	(7,820.9)	—
Payables to broker-dealers, clearing organizations and counterparties	7,809.3	13.7	—	(7,823.0)	—
Equity securities	51.1	0.4	—	—	51.5
Corporate and municipal bonds	—	20.1	—	—	20.1
U.S. Treasury obligations	484.8	—	—	—	484.8
U.S. government agency obligations	—	57.2	—	—	57.2
Agency mortgage-backed obligations	—	0.2	—	—	0.2
Derivatives	—	688.0	—	(494.6)	193.4
Commodities leases	—	75.5	—	(16.2)	59.3
Financial instruments sold, not yet purchased	535.9	841.4	—	(510.8)	866.5
Total liabilities at fair value	$8,345.2	$855.1	$—	$(8,333.8)	$866.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2019 and September 30, 2018 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured term loan: The senior secured term loan carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy.
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2019 and September 30, 2018 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2019. The total financial instruments sold, not yet purchased of $861.2 million and $866.5 million as of June 30, 2019 and September 30, 2018, respectively, includes $199.0 million and $193.4 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2019 and September 30, 2018.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net’, ‘Financial instruments owned, at fair value’, ‘Financial instruments sold, not yet purchased, at fair value’ and ‘Payables to broker-dealers, clearing organizations and counterparties’.

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2019 and September 30, 2018. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2019		September 30, 2018
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,577.7	$1,610.4	$2,455.7	$2,499.3
OTC commodity derivatives	241.9	380.8	207.0	369.9
Exchange-traded foreign exchange derivatives	76.9	73.1	49.8	37.2
OTC foreign exchange derivatives	334.2	308.7	302.5	303.9
Exchange-traded interest rate derivatives	1,200.7	1,417.6	449.3	478.7
OTC interest rate derivatives	20.4	22.5	24.8	25.9
Exchange-traded equity index derivatives	955.8	904.2	4,541.8	4,794.0
TBA and forward settling securities	6.1	8.4	5.0	2.1
Gross fair value of derivative contracts	4,413.7	4,725.7	8,035.9	8,511.0
Impact of netting and collateral	(4,281.8)	(4,512.7)	(8,118.5)	(8,317.6)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$(114.3)		$(268.7)
Total fair value included in 'Financial instruments owned, at fair value'	$246.2		$186.1
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties'		$14.0		$—
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$199.0		$193.4

(1)	As of June 30, 2019 and September 30, 2018, the Company’s derivative contract volume for open positions were approximately 12.9 million and 10.6 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial Hedging and Clearing and Execution Services segments. The Company assists its Commercial Hedging segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment clients with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical exchange-traded position. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of Topic 815. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The Company has derivative instruments, which consist of TBA securities and forward settling transactions that are used to manage risk exposures in the trading inventory of the Company’s domestic institutional fixed income business. The fair value on these transactions are recorded in ‘deposits with and receivables from or payables to broker-dealers, clearing organizations and counterparties, net’. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘principal gains, net’.

As of June 30, 2019 and September 30, 2018, these transactions are summarized as follows:

	June 30, 2019		September 30, 2018
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$3.6	$1,256.6	$1.2	$721.5
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(0.2)	$254.5	$(0.6)	$293.2
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$3.2	$(1,099.5)
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.3	$(290.6)	$—	$—
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(6.9)	$(2,132.1)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$(1.5)	$(812.7)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts			$0.5	$614.3
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.3)	$492.7	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$2.2	$(345.7)	$0.1	$(427.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s net gains from derivative contracts for the three and nine months ended June 30, 2019 and 2018 in accordance with Topic 815. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Commodities	$19.5	$38.1	$63.6	$71.9
Foreign exchange	1.6	2.9	5.3	7.7
Interest rate and equity	(0.6)	0.5	(3.2)	1.1
TBA and forward settling securities	(8.0)	—	(6.7)	10.3
Net gains from derivative contracts	$12.5	$41.5	$59.0	$91.0
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The

Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2019 and September 30, 2018 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 6 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from clients was $11.2 million and $10.2 million as of June 30, 2019 and September 30, 2018, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $45.6 million and $48.0 million as of June 30, 2019 and September 30, 2018, respectively.
During the three months ended June 30, 2019, the Company recorded bad debt expense of $0.5 million. The bad debt expense was primarily related to agricultural and metals OTC client trading account deficits in the Company’s Commercial Hedging segment. During the three months ended June 30, 2018, the Company recorded bad debt expense of $1.6 million. The bad debt expense was primarily related to agricultural OTC client trading account deficits in the Company’s Commercial Hedging segment partially offset by the recovery of a precious metals client trading account deficit in the Company’s Physical Commodities segment.
During the nine months ended June 30, 2019, the Company recorded bad debt expense of $1.5 million. The bad debt expense was primarily related to agricultural and metals OTC client trading account deficits in the Company’s Commercial Hedging. Additionally, during the nine months ended June 30, 2019, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million in the nine months ended June 30, 2019.
During the nine months ended June 30, 2018, the Company recorded bad debt expense of $1.9 million primarily related to agricultural OTC client trading account deficits in the Company’s Commercial Hedging segment. Additionally, within the Company’s Physical Commodities segment, the Company recorded an additional provision of $1.0 million related to the bad debt on physical coal for amounts due to the Company from a coal supplier for demurrage and other charges related to contracts with delivery dates subsequent to September 30, 2017.

Note 7 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	June 30, 2019	September 30, 2018
Physical Ag & Energy(1)	$147.6	$114.7
Precious metals - held by broker-dealer subsidiary(2)	22.3	42.1
Precious metals - held by non-broker-dealer subsidiaries(3)	177.9	65.7
Physical commodities inventory	$347.8	$222.5
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates selling prices in the ordinary course of business, less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the condensed consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also maintains energy related inventory which is valued at the lower of cost or net realizable value.
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
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $2.6 million and $0.4 million as of June 30, 2019 and September 30, 2018, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 8 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	June 30, 2019	September 30, 2018
Commercial Hedging	$30.3	$30.3
Global Payments	6.9	8.9
Physical Commodities	9.5	2.4
Securities	7.0	6.8
Goodwill	$53.7	$48.4
The Company recorded zero and $1.3 million in foreign exchange revaluation adjustments on goodwill for the nine months ended June 30, 2019 and 2018, respectively.
The Company recorded additional goodwill of $0.2 million during the nine months ended June 30, 2019 within the Securities operating segment related to the acquisition of Carl Kliem S.A.
The Company also recorded a reduction to goodwill of $2.0 million during the nine months ended June 30, 2019 within the Global Payments operating segment related to measurement period adjustments on the acquisition of INTL Technology Services, LLC (formerly PayCommerce Financial Solutions, LLC) and in connection with the joint venture transaction discussed in Note 17.
The Company also recorded additional goodwill of $7.1 million during the nine months ended June 30, 2019 within the Physical Commodities operating segment related to the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH as discussed in Note 17.

Note 9 – Intangible Assets
During the nine months ended June 30, 2019, the Company recorded indefinite-lived intangible assets not subject to amortization of $2.7 million related to the joint venture transaction discussed in Note 17.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2019			September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$2.7	$(2.6)	$0.1	$2.7	$(2.6)	$0.1
Client base	21.4	(12.0)	9.4	21.4	(10.1)	11.3
Total intangible assets subject to amortization:	$24.1	$(14.6)	$9.5	$24.1	$(12.7)	$11.4

Intangible assets not subject to amortization:
Business licenses	$2.7	$—	$2.7	$—	$—	$—
Total intangible assets not subject to amortization:	$2.7	$—	$2.7	$—	$—	$—
Total intangible assets	$26.8	$(14.6)	$12.2	$24.1	$(12.7)	$11.4
Amortization expense related to intangible assets was $1.9 million and $1.7 million for the nine months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $0.6 million for the three months ended June 30, 2019 and 2018.
As of June 30, 2019, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2019 (remaining three months)	$0.7
Fiscal 2020	2.2
Fiscal 2021	2.2
Fiscal 2022	1.0
Fiscal 2023 and thereafter	3.4
$9.5

Note 10 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $703.1 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$345.6 million facility available to INTL FCStone Inc. for general working capital requirements. On February 22, 2019, the Company amended its existing $262.0 million senior secured syndicated credit facility, to extend the maturity date through February 2022 and to increase the size of the facility to $350.0 million. The amended facility is comprised of a $175.0 million revolving credit facility and a $175.0 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

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

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to exchange-clearing organizations. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$232.5 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by INTL FCStone Inc.

•
$50.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to exchange-clearing organizations. The facility is subject to annual review and is guaranteed by INTL FCStone Inc. The facility was amended on May 8, 2019 to increase the committed amount from $25.0 million to $50.0 million.

Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which INTL FCStone Ltd may borrow up to approximately £20.0 million, collateralized by commodities warehouse receipts, to facilitate financing of commodities under repurchase agreement services to its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2019 and September 30, 2018.
The Company has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2019, and September 30, 2018.
The Company has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were $30.5 million and $14.0 million in borrowings outstanding under this credit facility as of June 30, 2019, and September 30, 2018, respectively.
The Company has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of June 30, 2019 and September 30, 2018.
The Company has a secured, uncommitted loan facility, under which FCStone Merchant Services, LLC can borrow up to $20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchant Services, LLC that is (a) either located outside of the

U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. The amounts borrowed under the facilities are payable on demand. There were $5.5 million and $3.8 million in borrowings outstanding under this credit facility as of June 30, 2019, and September 30, 2018, respectively.
Note Payable to Bank
The Company has a loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note as of June 30, 2019 and September 30, 2018:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	June 30, 2019	September 30, 2018
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$170.6	$169.7	$—
Revolving Line of Credit	(1)	February 22, 2022	175.0	137.0	208.2
INTL FCStone Inc.			345.6	306.7	208.2
INTL FCStone Financial Inc.	None	April 3, 2020	75.0	—	—
FCStone Merchants Services, LLC	Certain commodities assets	November 1, 2019	232.5	164.1	128.0
INTL FCStone Ltd.	None	January 31, 2020	50.0	—	—
			$703.1	$470.8	$336.2

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	30.5	14.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	n/a	—	—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	5.5	3.8

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				0.6	1.2
Total outstanding borrowings				$507.4	$355.2
(1) The INTL FCStone Inc. committed credit facility is secured by substantially all of the assets of INTL FCStone Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
As reflected above, $357.5 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2019, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 11 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the clients sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were $1.3 million and $1.9 million as of June 30, 2019 and September 30, 2018, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2019 and September 30, 2018, financial instruments owned, at fair value of $370.9 million and $123.0 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of June 30, 2019 and September 30, 2018, the Company pledged financial instruments owned, at fair value of $1,450.8 million and $1,481.1 million, respectively, and repledged securities received under reverse repurchase agreements of $1,134.5 million and $369.8 million, respectively, to meet collateral requirements for tri-party repurchase agreements. For these securities, the counterparties do not have the right to sell or repledge the collateral and, therefore, they have not been parenthetically disclosed on the condensed consolidated balance sheet.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,213.3 million and $267.9 million as of June 30, 2019, and September 30, 2018, respectively. Additionally, the Company has also pledged financial instruments owned with a fair value of $18.9 million and $27.1 million as of June 30, 2019, and September 30, 2018, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 10.
At June 30, 2019 and September 30, 2018, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at June 30, 2019 and September 30, 2018, was $2,904.8 and $1,294.8 million, respectively, of which $427.1 million and $473.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements or bank loans, and to meet counterparties’ needs under lending arrangements.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of June 30, 2019 and September 30, 2018 (in millions):

	June 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$1,816.4	$585.3	$499.0	$2,900.7
Securities loaned	1,240.9	—	—	1,240.9
Gross amount of secured financing	$3,057.3	$585.3	$499.0	$4,141.6

	September 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$934.9	$661.3	$340.5	$1,936.7
Securities loaned	277.9	—	—	277.9
Gross amount of secured financing	$1,212.8	$661.3	$340.5	$2,214.6

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of June 30, 2019 and September 30, 2018 (in millions):

Securities sold under agreements to repurchase	June 30, 2019	September 30, 2018
U.S. Treasury obligations	$57.1	$39.6
U.S. government agency obligations	259.8	461.7
Asset-backed obligations	94.5	50.0
Agency mortgage-backed obligations	2,489.3	1,385.4
Total securities sold under agreement to repurchase	2,900.7	1,936.7

Securities loaned
Equity securities	1,240.9	277.9
Total securities loaned	1,240.9	277.9
Gross amount of secured financing	$4,141.6	$2,214.6
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
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial Inc. for any account deficits in their accounts. As of June 30, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.2 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
INTL FCStone Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intend to defend them vigorously. At the same time, the Company has initiated numerous arbitration proceedings against clients to recover deficit balances in their accounts. The Company believes it has a valid claim against its clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously.
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
As of June 30, 2019 and September 30, 2018, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2018.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2019, the Company had $0.7 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 13 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements, as follows:

(in millions)				As of June 30, 2019
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	United States	Net capital	$174.4	$92.0
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,407.4	$2,349.8
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$141.1	$125.0
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$15.2	$9.4
INTL FCStone Financial Inc.	SEC	United States	PAB reserve	$—	$—
SA Stone Wealth Management Inc.	SEC	United States	Net capital	$4.7	$0.4
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$236.3	$115.6
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$210.9	$206.3
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$238.4	$116.6
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$13.2	$2.2
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$4.5	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$0.5	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$5.4	$0.5
INTL CIBSA S.A.	CNV	Argentina	Net capital	$0.7	$0.2
INTL FCStone Financial (Canada) Inc.	Investment Industry Regulatory Organization of Canada ("IIROC")	Canada	Net capital	$1.8	$0.2
INTL FCStone Financial (Canada) Inc.	IIROC	Canada	Segregated funds	$—	$—
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2019, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 14 – Other Expenses
Other expenses for the three and nine months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Insurance	0.9	0.7	2.6	1.9
Advertising, meetings and conferences	1.2	1.0	4.1	5.3
Office supplies and printing	0.5	0.5	1.5	1.3
Other clearing related expenses	0.7	0.8	1.8	1.8
Other non-income taxes	1.1	1.3	3.2	3.8
Other	2.7	1.7	7.8	6.3
Total other expenses	$7.1	$6.0	$21.0	$20.4
Note 15 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2019.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2018	$(30.5)	$(2.6)	$(33.1)
Other comprehensive income	0.6	—	0.6
Balances as of June 30, 2019	$(29.9)	$(2.6)	$(32.5)

Note 16 – Income Taxes
The income tax provision for interim periods is comprised of income tax on jurisdiction-level income (loss) figures provided at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income, a bargain purchase gain, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company will compute its income tax expense (benefit) for the year ending September 30, 2019 using a U.S. statutory tax rate of 21%. The Company computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. The Tax Reform imposed a mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries.
The Tax Reform also establishes new tax laws that will affect the year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30,

2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred. The estimated impact of GILTI is included in the forecasted effective tax rate and increases the effective income tax rate by approximately 1%.
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
For the three months ended December 31, 2017, the Company recorded income tax expense of $8.9 million related to the remeasurement of deferred tax assets and liabilities based on the information available. As a result of additional information becoming available after December 31, 2017, the Company recorded an income tax benefit of $0.3 million during the remainder of fiscal 2018 related to the remeasurement of deferred tax assets and liabilities, and as of September 30, 2018, the accounting for the remeasurement of the deferred tax assets and liabilities was complete.
The Tax Reform also included a mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $12.0 million in the three months ended December 31, 2017. The Company recorded income tax benefits of $0.7 million and $0.1 million during the three months ended March 31, 2018, and nothing for the remainder of fiscal 2018, respectively, due to revised E&P computations, refinement of the net operating loss carryforward available, and revised non-U.S. income taxes paid. As of December 31, 2018, the accounting for the mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries was complete.
Current and Prior Period Tax Expense
Income tax expense of $5.3 million and $8.9 million for the three months ended June 30, 2019 and 2018, respectively, and income tax expense of $19.0 million and $41.2 million for the nine months ended June 30, 2019 and 2018, respectively, reflect estimated federal, foreign, state and local taxes. Due to the Tax Reform, the Company recorded discrete expense of $20.1 million during the nine months ended June 30, 2018. This consists of expense of $20.9 million in the three months ended December 31, 2017, and benefit of $0.8 million in the three months ended March 31, 2018. There were no adjustments recorded in the three months ended June 30, 2018. Tax expense, excluding the discrete expense related to the Tax Reform, was $8.9 million for the three months ended June 30, 2018, and $21.1 million for the nine months ended June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Company’s effective tax rate was 25% and 27%, respectively. For the three months ended June 30, 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and U.S. and foreign permanent differences. A portion of the decrease in the effective tax rate from fiscal year 2018 to fiscal year 2019 is attributed to a decrease in the U.S. federal statutory rate from 24.5% to 21%. The Company’s effective tax rate decreased 0.1% and 0.2% for the three months ended June 30, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation. The Company recognized a $0.7 million discrete benefit from amended state tax returns and it decreased the effective tax rate 3.0% for the three months ended June 30, 2019.
For the nine months ended June 30, 2019 and 2018, the Company’s effective tax rate was 25% and 51%, respectively. For the nine months ended June 30, 2018, the discrete expense of $20.1 million related to Tax Reform, increased the effective tax rate by 25%. The effective rate for the nine months ended June 30, 2018 was 26%, excluding the impacts of Tax Reform. A portion of the decrease in the effective tax rate from fiscal year 2018 to fiscal year 2019 is attributed to a decrease in the U.S. federal statutory rate from 24.5% to 21%. The Company’s effective tax rate decreased 0.1% and 0.4% for the nine months ended June 30, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation. The Company recognized a $0.7 million discrete benefit from amended state tax returns and it decreased the effective tax rate 0.8% for the nine months ended June 30, 2019.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of June 30, 2019 and September 30, 2018, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $9.4 million, net of valuation allowances, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.7 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a Singapore net operating loss carryforward of $2.9 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of the Tax Reform, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is fully refundable by fiscal year 2022. In fiscal 2018, the Company generated $6.5 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, it is more likely than not that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.
The valuation allowance for deferred tax assets as of June 30, 2019 and September 30, 2018 was $3.5 million. The valuation allowances as of June 30, 2019 and September 30, 2018 were primarily related to U.S., state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considers when deferred tax liabilities are scheduled to reverse as well as deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considers its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized in less than 10 years. Based on the current and projected profitability of the Company, as well as tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the U.S. federal, state, and local deferred tax assets, net of the existing valuation allowances, in the future.
As of June 30, 2019 and September 30, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $351.6 million and $354.7 million, respectively. The Company recognized the mandatory repatriation tax related to these undistributed earnings as part of the Tax Reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax, but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform, and earnings that would not result in any significant foreign taxes. The Company has repatriated $13 million during fiscal 2019 of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company and its subsidiaries file income tax returns with the U.S. federal and various U.S. state and local, as well as foreign jurisdictions. The Company has open tax years ranging from September 30, 2010 through September 30, 2018 with U.S. federal and state and local taxing authorities. The Company is currently under examination by the U.S. Internal Revenue Service for the 2016 tax year; however, no additional tax liability is expected. In the United Kingdom (“U.K.”), the Company has open tax years ending September 30, 2017 to September 30, 2018. The Company is currently under examination by HM Revenue and Customs in the UK for the 2017 tax year; however, no additional tax liability is expected. In Brazil, the Company has open tax years ranging from December 31, 2013 through December 31, 2018. In Argentina, the Company has open tax years ranging from September 30, 2011 to September 30, 2018. In Singapore, the Company has open tax years ranging from September 30, 2014 to September 30, 2018.
Note 17 - Acquisitions
GMP Securities LLC
On January 14, 2019 the Company acquired 100% of the U.S.-based broker-dealer GMP Securities LLC (“GMP”), formerly known as Miller Tabak Securities, LLC, an independent, SEC-registered broker-dealer and Financial Industry Regulatory Authority, Inc. (“FINRA”) member. GMP has an institutional fixed-income trading business which deals in high yield, convertible and emerging market debt and makes markets in certain equity securities. This transaction also involved the purchase of GMP’s U.S.-based parent. This acquisition allows the Company to expand its fixed income product offerings to clients and adds new institutional clients who can benefit from the Company’s full suite of financial services.
The aggregate cash purchase price of $8.2 million for all of the outstanding shares of GMP and its U.S.-based parent was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price; therefore, the Company recorded a bargain purchase gain of $5.4 million during the nine months ended June 30, 2019, which is presented within ‘other gain’ in the condensed consolidated income statements. The Company believes the transaction resulted in a bargain purchase gain due to the Company’s ability to incorporate GMP’s business activities into its existing business structure, and its ability to utilize certain deferred tax assets, including net operating loss carryforwards, and other assets while operating the business that may not have been likely to be realized by the seller nor was contemplated in the purchase price.
The legal name of GMP was changed to INTL FCStone Credit Trading, LLC (“IFT”) subsequent to the closing date. During the three months ended June 30, 2019, IFT was merged into the Company’s wholly owned regulated U.S. subsidiary, INTL FCStone Financial Inc. The Company’s condensed consolidated income statements include the post-acquisition results, which include operating revenues and a net loss before tax of $2.9 million and $0.6 million, respectively, for the three months ended June 30, 2019, and operating revenues and a net loss before tax of $5.4 million and $1.8 million, respectively, for the nine months ended June 30, 2019. The acquired businesses are included within the Company’s Securities reportable segment.
The following represents the final allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value
Cash and cash equivalents	$1.1
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties (1)	7.7
Financial instruments owned, at fair value (2)	7.1
Deferred income taxes	2.7
Property and equipment	0.7
Other assets	0.7
Total fair value of assets acquired	20.0

Accounts payable and other accrued liabilities	1.9
Payable to broker-dealers, clearing organizations, and counterparties	0.1
Financial instruments sold, not yet purchased, at fair value (2)	4.4
Total fair value of liabilities assumed	6.4
Fair value of net assets acquired	13.6
Purchase price	8.2
Bargain purchase gain	$5.4
(1) Amount represents the contractual amount of deposits and receivables due from the clearing organization for trading activity as of the acquisition date.
(2) Financial instruments owned and sold, not yet purchased, at fair value primarily includes equity securities and high yield, convertible and emerging market fixed income securities. Equity securities have been included within Level 1 of the fair value hierarchy and fixed income securities have been included in Level 2 of the fair value hierarchy as disclosed in Note 4.
Akshay Financeware, Inc.
On February 13, 2019, the Company paid $0.2 million to purchase the remaining interest of a joint venture originally acquired in connection with the acquisition of INTL Technology Services, LLC in September 2018. As a result of this transaction, the Company recorded $2.7 million of indefinite life intangibles for Society for Worldwide Interbank Financial Telecommunications (“SWIFT”) licenses held by the joint venture.
CoinInvest GmbH and European Precious Metal Trading GmbH
On April 1, 2019 (“the Closing Date”), the Company’s subsidiary INTL FCStone (Netherlands) B.V. acquired 100% of the outstanding shares of CoinInvest GmbH and European Precious Metal Trading GmbH. Through the websites coininvest.com and silver-to-go.com, CoinInvest GmbH and European Precious Metal Trading GmbH are leading European online providers of gold, silver, platinum, and palladium products to retail investors, institutional investors, and financial advisors. The addition of CoinInvest GmbH and European Precious Metal Trading GmbH to the Company’s global product suite expands its offering, providing clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice, to add to their investment portfolios.
On the closing date, the Company paid preliminary cash consideration for the acquisition of $22.0 million, including $11.2 million for the purchase of shareholders loans outstanding with the acquired entities. The preliminary purchase price is subject to adjustment based upon the final purchase price calculations, as defined in the purchase agreement, which are subject to any adjustments noted through the course of an audit of the year ended December 31, 2018 financial statements of the acquired entities and for operating results from December 31, 2018 through the Closing Date. The preliminary cash consideration transferred exceeds the preliminary fair value of the tangible net assets acquired on the Closing Date by $7.1 million.
The Company acquired certain identifiable intangible assets, including website domain names, non-compete agreements, and internally developed software. The Company has engaged a third-party valuation specialist to assist with the valuation of these acquired intangible assets. As of June 30, 2019, the valuation of these identifiable intangible assets was not yet complete as the

Company continues to acquire the information necessary to complete the valuation analysis. As of June 30, 2019, given the status of the valuation analysis, the $7.1 million of excess preliminary consideration over the preliminary fair value of tangible net assets acquired on the Closing Date was recorded as goodwill. Once the valuation analysis is complete, the Company will record reclassification entries to reclassify acquired identifiable intangible assets.
The Company’s condensed consolidated income statements include the post-acquisition results, including operating revenues and a net loss before tax of ($0.3) million and $0.6 million, respectively, for the three and nine months ended June 30, 2019. Operating revenues during the three months ended June 30, 2019 include unrealized losses on derivatives held to manage the downside price risk of physical commodities inventory, which is valued at the lower of cost or net realizable value; therefore, inventory was not recorded above its cost basis. The acquired businesses are included within the Company’s Physical Commodities reportable segment.
The following represents a preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value
Cash and cash equivalents	$2.0
Receivables from clients (1)	1.2
Receivable from affiliate	1.1
Physical commodities inventory	9.8
Other assets	1.3
Total fair value of assets acquired	15.4

Accounts payable and other accrued liabilities	0.2
Payables to clients	0.2
Income taxes payable	0.1
Total fair value of liabilities assumed	0.5
Fair value of net assets acquired	14.9
Purchase price	22.0
Goodwill	$7.1
(1) Amount represents the contractual amount of receivables due from clients for trading activity, all of which the Company expects to be collectible as of the Closing Date.
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary INTL FCStone Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing is conditional upon receiving regulatory approval by the Monetary Authority of Singapore (“MAS”). This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The purchase price for the acquired assets is $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and is included in ‘Other assets’ on the condensed consolidated balance sheet as of June 30, 2019. The remaining $2.5 million is due to the seller upon closing of the acquisition, which is expected to occur during the 2019 calendar year upon receiving approval from the MAS.
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
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, variable compensation, introducing broker commissions, and interest expense. Variable compensation paid to risk management consultants/traders generally represents a fixed percentage of revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
Segment data also includes segment income which is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense and other direct expenses.
Inter-segment revenues, expenses, receivables and payables are eliminated upon consolidation, except revenues and expenses related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the securities business. The foreign exchange trading business competes for this business as it does any other business. If its rates are not competitive, the securities businesses buy or sell their foreign currency through other market participants.
On a recurring basis, the Company sweeps excess cash from certain U.S. operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total revenues:
Commercial Hedging	$86.4	$77.9	$226.8	$217.7
Global Payments	28.9	26.0	86.0	74.0
Securities	74.2	49.9	215.8	148.4
Physical Commodities	7,604.3	6,873.4	20,847.0	20,852.3
Clearing and Execution Services	78.9	88.9	247.7	249.1
Corporate Unallocated	6.5	7.4	13.5	16.5
Eliminations	(6.2)	(5.2)	(19.4)	(14.1)
Total	$7,873.0	$7,118.3	$21,617.4	$21,543.9
Operating revenues:
Commercial Hedging	$86.4	$77.9	$226.8	$217.7
Global Payments	28.9	26.0	86.0	74.0
Securities	74.2	49.9	215.8	148.4
Physical Commodities	14.7	14.9	48.8	41.0
Clearing and Execution Services	78.9	88.9	247.7	249.1
Corporate Unallocated	6.5	7.4	13.5	16.5
Eliminations	(6.2)	(5.2)	(19.4)	(14.1)
Total	$283.4	$259.8	$819.2	$732.6
Net operating revenues (loss):
Commercial Hedging	$66.9	$61.0	$178.0	$172.0
Global Payments	27.5	24.7	81.7	69.6
Securities	30.3	23.6	94.4	74.7
Physical Commodities	9.7	11.4	35.2	32.3
Clearing and Execution Services	32.5	32.7	101.0	91.9
Corporate Unallocated	(1.3)	1.2	(10.5)	(1.3)
Total	$165.6	$154.6	$479.8	$439.2
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$48.0	$44.3	$127.9	$125.5
Global Payments	22.3	19.9	66.4	55.9
Securities	17.9	17.5	59.8	55.6
Physical Commodities	6.4	8.1	25.0	23.1
Clearing and Execution Services	25.0	24.4	78.1	68.8
Total	$119.6	$114.2	$357.2	$328.9
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$29.7	$25.3	$73.2	$74.0
Global Payments	17.0	16.0	51.4	44.1
Securities	8.2	10.3	36.0	34.1
Physical Commodities	2.8	5.1	16.5	11.8
Clearing and Execution Services	11.9	13.7	41.2	36.9
Total	$69.6	$70.4	$218.3	$200.9
Reconciliation of segment income to income before tax:
Segment income	$69.6	$70.4	$218.3	$200.9
Net costs not allocated to operating segments	48.0	39.5	146.8	121.9
Other gain	—	2.0	5.4	2.0
Income before tax	$21.6	$32.9	$76.9	$81.0

(in millions)	As of June 30, 2019	As of September 30, 2018
Total assets:
Commercial Hedging	$2,084.4	$1,935.7
Global Payments	262.7	206.6
Securities	5,178.1	3,058.2
Physical Commodities	488.0	413.7
Clearing and Execution Services	1,914.0	2,109.9
Corporate Unallocated	127.7	100.6
Total	$10,054.9	$7,824.7

Note 19 – Subsequent Events
On July 3, 2019, the Company executed a stock purchase agreement (“SPA”) to acquire 100% of the trading firm Fillmore Advisors, LLC (“FAC”).
FAC is an independent, SEC-registered broker-dealer firm and FINRA member firm and a leading provider of outsourced trading solutions and operational consulting to institutional asset managers. The firm, headquartered in Park City, Utah, is composed of traders that specialize in global buy-side and sell-side experience. Institutional clients will benefit from FAC’s comprehensive product coverage offering for equities, equity-linked, foreign exchange, credit, rates, and commodities. FAC will become an extension of the newly established prime brokerage division of the Company’s Securities reportable segment.
The transaction, which is subject to regulatory approval, is effective on closing. Regulatory approval is expected within the Company’s 4th fiscal quarter with the closing occurring on the 1st day of the month following the receipt of regulatory approval.
The consideration due to the seller is equal to a base amount of cash consideration equal to $1.4 million and potential earn out payments over the eight quarters following the closing date. The contingent earn-out payments are variable in nature and equal to 50% of Segment Income, as defined in the SPA, for each quarterly period. The consideration due to the sellers is not material to the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc. is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, U.S. federal and U.S. state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services with significant asset class coverage and significant market coverage globally. We help our clients to access market liquidity, maximize profits and manage risk. Our operating revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 1,800 employees as of June 30, 2019. We believe our client-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We report our operating segments based on services provided to clients. Our business activities are managed as operating segments and organized into five reportable segments, including Commercial Hedging and Physical Commodities, which are commercial client focused; Clearing and Execution Services (“CES”) and Securities, which are institutional client focused; and Global Payments. See Segment Information for a listing of our operating segment components.

OptionSellers
During the week ended November 16, 2018, balances in approximately 300 accounts of the futures commission merchant (“FCM”) division of our wholly owned subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”), declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the INTL FCStone Financial’s client agreements and obligations under market regulation standards.
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
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of June 30, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.2 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
We have been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and intend to defend them vigorously. At the same time, we have initiated numerous arbitration proceedings against clients to recover deficit balances in their accounts. We believe we have a valid claim against our clients, based on the express language of the client contracts and legal precedent, and intend to pursue collection of these claims vigorously.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States (“U.S.”) signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will compute our income tax expense (benefit) for the year ending September 30, 2019 using a U.S. statutory tax rate of 21%. We computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. See Note 16 of the Condensed Consolidated Financial Statements for additional information.
For the nine months ended June 30, 2018, we recorded tax expense of $8.8 million related to the remeasurement of deferred tax assets and liabilities based on the information available. The Tax Reform also included a mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. We made a reasonable estimate of the transition tax, and for the nine months ended June 30, 2018 we recorded a provisional transition tax obligation of $11.3 million. The accounting for the remeasurement of the deferred tax assets and liabilities, as well as the accounting for the mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of our foreign subsidiaries is complete.

Executive Summary
In the third quarter of fiscal 2019, our operating revenues were $283.4 million, as we added $23.6 million, or 9%, compared to the prior year.
The growth in operating revenues was led by our Securities segment which added $24.3 million versus the prior year., while Commercial Hedging and Global Payments added $8.5 million and $2.9 million, respectively. Clearing and Execution Services operating revenues declined $10.0 million versus the prior year, however it recorded declines in both transaction-based clearing expenses and introducing broker commissions which tempered the effect on segment income of the operating revenue declines. Operating revenues in our Physical Commodities segment were relatively flat with the prior year.
Overall, segment income was relatively flat versus the prior year, at $69.6 million in the third quarter. Commercial Hedging segment income increased 17%, to $29.7 million, primarily as a result of increases in both exchange-traded and over-the-counter (“OTC”) revenues as well as a $1.7 million decline in bad debt expense as compared to the prior year.
Global Payments segment income increased 6%, primarily as a result of the increase in operating revenues, driven by a 2% increase in the number of payments made and an 8% increase in the average revenue per payment versus the prior year period. This growth was partially offset by a $1.4 million increase in non-variable direct expenses, primarily related to the acquisition of INTL Technology Services, LLC (formerly PayCommerce Financial Solutions, LLC), as well as the addition of several new front office employees.
Securities segment income declined $2.1 million or 20%, versus the prior year, as growth in Equity Capital Markets operating revenues was offset by an increase in interest expense related to our securities lending activities as well as an increase in compensation and benefits related to the launch of our prime brokerage initiative. In addition, the increase in Debt Capital Markets operating revenues was mostly offset by higher interest expense in our domestic institutional business, increase non-variable direct expenses related to the acquisition of GMP Securities LLC and a decline in performance in our municipal securities business. Overall, in the Securities segment, while interest income increased $17.1 million versus the prior year, interest expense increased $17.8 million.
Physical Commodities segment income declined $2.3 million to $2.8 million in the third quarter versus the prior year. This was primarily driven by a $2.5 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
CES segment income declined 13%, or $1.8 million versus the prior year as a result of a $1.8 million decline in segment income in our Exchange-Traded Futures & Options along with declines within FX Prime Brokerage and Independent Wealth Management. These declines were partially offset by increased profitability in our Correspondent Clearing and Derivative Voice Brokerage businesses.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 59% of total expenses in the current period compared to 63% in the prior year period. Non-variable expenses increased $12.8 million, or 17%, year-over-year, primarily driven by our acquisitions of Carl Kliem S.A., PayCommerce Financial Solutions, LLC, CoinInvest GmbH, European Precious Metal Trading GmbH and GMP Securities LLC, as well as the launch of our securities prime brokerage initiative and our expansion efforts in Canada. While we view these acquisitions and expansion efforts as long-term strategic decisions, they resulted in a pre-tax net loss for the third quarter of $3.5 million.
Finally, the prior year period includes a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.
For the third quarter of fiscal 2019, we recorded net income of $16.3 million compared to $24.0 million in the prior year period.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting cost of sales of physical commodities from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the three and nine month periods ended June 30, 2019 and 2018.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$7,599.3	11%	$6,866.2	$20,824.6	—%	$20,836.4
Principal gains, net	102.3	8%	94.9	305.4	13%	270.5
Commission and clearing fees	97.5	(7)%	105.1	282.1	(5)%	298.0
Consulting, management, and account fees	20.7	13%	18.4	58.9	10%	53.4
Interest income	53.2	58%	33.7	146.4	71%	85.6
Total revenues	7,873.0	11%	7,118.3	21,617.4	—%	21,543.9
Cost of sales of physical commodities	7,589.6	11%	6,858.5	20,798.2	—%	20,811.3
Operating revenues	283.4	9%	259.8	819.2	12%	732.6
Transaction-based clearing expenses	45.7	(7)%	49.0	138.5	1%	136.6
Introducing broker commissions	29.6	(13)%	34.1	87.0	(14)%	101.4
Interest expense	42.5	92%	22.1	113.9	106%	55.4
Net operating revenues	165.6	7%	154.6	479.8	9%	439.2
Compensation and benefits	100.9	16%	86.9	287.9	14%	252.3
Bad debts	0.5	(69)%	1.6	1.5	(21)%	1.9
(Recovery) bad debt on physical coal	—	—	—	(2.4)	n/m	1.0
Other expenses	42.6	21%	35.2	121.3	16%	105.0
Total compensation and other expenses	144.0	16%	123.7	408.3	13%	360.2
Other gain	—	n/m	2.0	5.4	170%	2.0
Income before tax	21.6	(34)%	32.9	76.9	(5)%	81.0
Income tax expense	5.3	(40)%	8.9	19.0	(54)%	41.2
Net income	$16.3	(32)%	$24.0	$57.9	45%	$39.8

Balance Sheet information:				June 30, 2019	% Change	June 30, 2018
Total assets				$10,054.9	38%	$7,284.9
Payables to lenders under loans				$337.7	(6)%	$360.6
Senior secured tern loan, net				$169.7	n/m	$—
Stockholders’ equity				$570.5	17%	$487.7

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	31,765.5	(11)%	35,632.6	98,352.9	—%	98,190.8
OTC (contracts, 000’s)	518.0	21%	427.4	1,310.8	12%	1,165.7
Global Payments (# of payments, 000’s)	174.9	2%	171.8	504.3	5%	481.1
Gold equivalent ounces traded (000’s)	90,283.7	25%	72,300.7	263,224.4	64%	160,802.8
Equity Capital Markets (gross dollar volume, millions)	$35,355.5	17%	$30,344.1	$115,903.0	33%	$87,088.6
Debt Capital Markets (gross dollar volume, millions)	$43,094.6	44%	$29,922.2	$162,001.9	77%	$91,615.0
FX Prime Brokerage volume (U.S. notional, millions)	$83,469.9	(10)%	$93,007.9	$253,850.2	(23)%	$330,178.9
Average assets under management in Argentina (U.S. dollar, millions)	$351.5	(23)%	$458.4	$327.2	(30)%	$467.3
Average client equity - futures and options (millions)	$1,927.3	(14)%	$2,244.0	$2,065.4	(4)%	$2,146.9
Operating Revenues
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues increased 9% to a $283.4 million in the third quarter compared to $259.8 million in the prior year. The growth in operating revenues was led by our Securities and Commercial Hedging segments which added $24.3 million and $8.5 million, respectively versus the prior year. In addition, the Global Payments increased operating revenues by $2.9 million versus the prior year. These increases were tempered by $10.0 million and $0.2 million declines in our Clearing and Execution Services and Physical Commodities segments, respectively.
Operating revenues in our Securities segment increased 49% compared to the prior year to $74.2 million in the third quarter. The Equity Capital Markets business added $6.5 million versus the prior year, primarily as a result of a $7.0 million increase in interest income related to our conduit securities lending activities. Non-securities lending operating revenues were relatively flat with the prior year as the gross dollar volume traded increased 17%, however this growth was offset by a 16% decline in the revenue per $1,000 traded due to lower market volatility. Operating revenues in our Debt Capital Markets business increased $18.5 million versus the prior year, driven by growth in our domestic institutional dealer in fixed income securities and to a lesser extent the acquisition of GMP Securities LLC and improved results in our Argentina operations. Asset Management operating revenues declined $0.7 million compared to the prior year period as a result of a 23% decline in average assets under management in Argentina.
Operating revenues in Commercial Hedging increased 11% compared to the prior year to $86.4 million as a result of a $3.0 million increase in exchange-traded transactional revenues as well as a $5.1 million increase in OTC revenues versus the prior year. Both of these increases were driven by improved results in agricultural commodities due to heightened grain market volatility. Exchange-traded volumes and OTC volumes increased 12% and 21%, respectively, and the average client equity decreased 7% to $901.3 million.
Operating revenues in our Global Payments segment increased 11% in the third quarter to a $28.9 million, as a result of a 2% increase in the number of global payments and an 8% increase in the average revenue per trade compared to the prior year.
Operating revenues in our CES segment decreased 11% to $78.9 million in the third quarter, primarily as a result of 24% decline in Exchange-Traded Futures & Options revenues to $38.6 million, driven by decreases in both contract volumes and the average rate per contract. However, these declines were partially offset by an $0.8 million increase in interest income. In addition, FX Prime Brokerage operating revenues declined $1.0 million due to lower foreign exchange market volatility. Partially offsetting these declines, our Correspondent Clearing business added $0.7 million in operating revenues, compared to the prior year, to $8.8 million as a result of a $0.9 million increase in interest and fee income related to client assets under administration. In addition, our Independent Wealth Management business added $1.7 million in operating revenues versus the prior year, while operating revenues in Derivative Voice Brokerage increased $0.8 million.
Finally, operating revenues in our Physical Commodity segment decreased 1% to $14.7 million. This decrease was driven by a $0.8 million decline in Precious Metals operating revenues, as a result of a $2.5 million unrealized loss on derivative positions held against precious metals inventories carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries. The number of gold equivalent ounces traded increased 25% versus the prior year. Operating revenues in our

Physical Ag & Energy business increased $0.6 million versus the prior year, driven by an increase in activity in commodity financing programs.
Interest income increased $19.5 million, or 58%, to $53.2 million in the third quarter compared to $33.7 million in the prior year, primarily as a result of the effect of increases in short term interest rates as well as increased volumes in our Debt Capital Markets and securities lending activities. Interest income in our Securities segment increased $17.1 million in the third quarter over the prior year, of which $9.6 million was related to increased trading activity within our domestic institutional dealer in fixed income securities and $7.0 million was related to an increase in conduit securities lending activities. Average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments decreased 14% to $1.9 billion in the third quarter compared to the prior year, however the effect of increases in short-term interest rates drove an aggregate $1.0 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues increased 12% to $819.2 million in the current nine months ended compared to $732.6 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the exception of our Clearing and Execution Services segment which declined $1.4 million versus the prior year. The largest growth came from our Securities segment which added $67.4 million in operating revenue versus the prior year. Our Global Payments and Commercial Hedging segments added $12.0 million and $9.1 million in operating revenues, respectively. Finally, our Physical Commodities segment grew operating revenues by $7.8 million over the prior year.
Operating revenues in our Securities segment increased 45% to $215.8 million in the current nine months ended compared to the prior year. The Equity Capital Markets business increased 49%, to $105.7 million, as the gross dollar volume traded increased 33% as a result of increased market volatility and market share as well as a $17.1 million increase in our conduit securities lending activities. Operating revenues in our Debt Capital Markets business increased 49%, to $104.3 million versus the prior year, driven by an increase in interest income in our domestic institutional fixed income business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by lower operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues declined 23%, to $5.8 million in the current nine months ended, as the average assets under management in Argentina declined 30%. Overall, the Securities segment operating revenues benefited from a $42.9 million increase in interest income, primarily in our domestic institutional fixed income and conduit securities lending activities.
Operating revenues in our Global Payments segment increased 16% in the current nine months ended to $86.0 million, as a result of a 5% increase in the number of global payments made as well as a 9% increase in the average revenue per payment.
Operating revenues in Commercial Hedging increased 4% to $226.8 million in the current nine months ended. Exchange-traded revenues increased $2.9 million as a results of a 2% increase in exchange-traded volumes, driven by increases in both agricultural commodities and LME metals. OTC revenues were relatively flat with the prior year as a 12% increase in OTC volumes was offset by marked-to-market declines related to certain longer tenor positions which are directionally hedged but suffered declines in value during the current nine months ended.
Our Physical Commodities segment operating revenues increased 19% to $48.8 million in the current nine months ended, as a result of a $4.6 million increase in Precious Metals operating revenues as well as a $3.2 million increase in Physical Ag & Energy operating revenues driven by increased client activity. Precious Metals operating revenues in the current nine months ended include a $2.2 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Operating revenues in our CES segment were declined 1% to $247.7 million in the current nine months ended compared to the prior year. Exchange-Traded Futures & Options operating revenues declined 9% versus the prior year to $124.3 million, as exchange-traded volumes were relatively flat with the prior year period, however the average rate per contract declined 16%. The effect of the contract volume decline was offset by an $8.0 million increase in interest income compared to the prior year. Our FX Prime Brokerage business added $1.6 million in operating revenues versus the prior year, primarily driven by a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter. Our Derivative Voice Brokerage business added $1.9 million versus the prior year, while the Correspondent Clearing and Independent Wealth Management businesses added $4.6 million and $2.5 million in operating revenues, respectively compared to the prior year.
Interest income increased $60.8 million to $146.4 million in the current nine months ended compared to prior year, primarily as a result of $42.9 million increase in interest income in the Securities segment discussed above. Average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments decreased 4% to $2.1 billion in the current nine months ended, however the increase in short-term interest rates resulted in an aggregate $13.2 million increase in interest income in these businesses.

See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 7% to $45.7 million in the third quarter compared to $49.0 million in the prior year, and were 16% of operating revenues in the third quarter compared to 19% in the prior year. The decrease in expense is primarily related to lower volumes in our Exchange-Traded Futures & Options component, partially offset by an increase in LME costs related to higher volumes transacted.
Introducing broker commissions: Introducing broker commissions decreased 13% to $29.6 million in the third quarter compared to $34.1 million in the prior year, and were 10% of operating revenues in the third quarter compared to 13% in the prior year. The decrease in expense is primarily due to decreased activity in our Exchange-Traded Futures & Options component, partially offset by expense increases in our Financial Ag & Energy and Independent Wealth Management components as a result of higher revenues.
Interest expense: Interest expense increased $20.4 million, or 92%, to $42.5 million in the third quarter compared to $22.1 million in the prior year. During the third quarter and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $39.4 million and $19.5 million, respectively, and interest expense related to corporate funding purposes was $3.1 million and $2.6 million, respectively.
During the third quarter, interest expense directly attributable to trading activities includes $20.1 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $10.5 million in connection with securities lending activities. During the prior year, interest expense directly attributable to trading activities included $9.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $4.0 million in connection with securities lending activities.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses increased 1% to $138.5 million in the current nine months ended compared to $136.6 million in the prior year, and were 17% of operating revenues in the current nine months ended compared to 19% in the prior year. The increase in expense is primarily related to an increase in ADR conversion fees, partially offset by lower transaction taxes in our Equity Capital Markets component. Additionally, higher volumes in our LME component resulted in higher expenses, partially offset by lower volumes in our Exchange-Traded Futures & Options component.
Introducing broker commissions: Introducing broker commissions decreased 14% to $87.0 million in the current nine months ended compared to $101.4 million in the prior year, and were 11% of operating revenues in the current nine months ended compared to 14% in the prior year. The decrease in expense is primarily due to decreased activity in our Exchange-Traded Futures & Options component and lower costs in our Argentinian Debt Capital Markets business, partially offset by expense increases in our Financial Ag & Energy and Independent Wealth Management components as a result of higher revenues.
Interest expense: Interest expense increased $58.5 million, or 106%, to $113.9 million in the current nine months ended compared to $55.4 million in the prior year. During the current nine months ended and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $104.8 million and $48.1 million, respectively, and interest expense related to corporate funding purposes was $9.1 million and $7.3 million, respectively.
During the current nine months ended, interest expense directly attributable to trading activities includes $54.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $25.0 million in connection with securities lending activities. During the prior year, interest expense directly attributable to trading activities included $25.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $9.1 million in connection with securities lending activities.
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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net operating revenues increased 7% to $165.6 million in the third quarter compared to $154.6 million in the prior year.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Net operating revenues increased 9% to $479.8 million in the current nine months ended compared to $439.2 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Compensation and benefits:
Fixed compensation and benefits	$46.9	16%	$40.4	$134.8	10%	$122.7
Variable compensation and benefits	54.0	16%	46.5	153.1	18%	129.6
	100.9	16%	86.9	287.9	14%	252.3
Other expenses:
Trading systems and market information	9.8	14%	8.6	28.5	11%	25.7
Occupancy and equipment rental	5.0	19%	4.2	14.4	15%	12.5
Professional fees	5.8	21%	4.8	16.1	20%	13.4
Travel and business development	4.0	8%	3.7	11.8	16%	10.2
Non-trading technology and support	5.8	53%	3.8	15.0	46%	10.3
Depreciation and amortization	3.5	25%	2.8	9.6	14%	8.4
Communications	1.6	23%	1.3	4.9	20%	4.1
Bad debts	0.5	(69)%	1.6	1.5	(21)%	1.9
(Recovery) bad debt on physical coal	—	—%	—	(2.4)	n/m	1.0
Other	7.1	18%	6.0	21.0	3%	20.4
	43.1	17%	36.8	120.4	12%	107.9
Total compensation and other expenses	$144.0	16%	$123.7	$408.3	13%	$360.2
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Compensation and Other Expenses: Compensation and other expenses increased $20.3 million, or 16%, to $144.0 million in the third quarter compared to $123.7 million in the prior year. Compensation and other expenses related to acquisitions and new business initiatives since June 30, 2018 added $7.6 million in the third quarter.
Compensation and Benefits: Total compensation and benefits expense increased $14.0 million, or 16% to $100.9 million in the third quarter compared to $86.9 million in the prior year. Total compensation and benefits were 36% of operating revenues in the third quarter compared to 33% in the prior year. The variable portion of compensation and benefits increased by $7.5 million, or 16%, to $54.0 million in the third quarter compared to $46.5 million in the prior year. Variable compensation and benefits were 33% of net operating revenues in the third quarter compared to 30% in the prior year. The primary driver of the increase in variable compensation is the increased front office variable incentive of $8.1 million, partially offset by a $0.6 million aggregate reduction in the administrative, centralized operations and executive incentive compensation which was $6.7 million in the third quarter compared to $7.3 million in the prior year.
The fixed portion of compensation and benefits increased $6.5 million, or 16% to $46.9 million in the third quarter compared to $40.4 million in the prior year. Non-variable salaries increased $3.6 million, or 12%, primarily due to our recent acquisitions and new business initiatives, which added $2.5 million in the third quarter. Employee benefits, excluding share-based compensation, increased $2.4 million in the third quarter, primarily related to higher payroll and healthcare costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.1 million in the third quarter compared to $1.7 million in the prior year. The number of employees increased 2% to 1,886 at the end of the third quarter compared to 1,851 at the beginning of the third quarter. The number of employees at the end of the prior year period was 1,646.
Other Expenses: Other non-compensation expenses increased $6.3 million, or 17% to $43.1 million in the third quarter compared to $36.8 million in the prior year. Other non-compensation expenses related to acquisitions and new business initiatives since June 30, 2018 added $2.4 million in the third quarter.
Trading systems and market information increased $1.2 million, primarily related in incremental costs due to recent acquisitions and new business initiatives. Occupancy and equipment rental increased $0.8 million, primarily related in incremental costs of office space from recent acquisitions. Professional fees increased $1.0 million, primarily related to higher legal fees. Non-trading technology and support increased $2.0 million, primarily due to higher software support and maintenance costs related to various IT and client engagement systems. Communications expenses increased $0.3 million, primarily related in incremental costs due to recent acquisitions.
Bad debts decreased $1.1 million over the prior year. During the third quarter, bad debt expense was $0.5 million and primarily related to client deficits in the LME and Financial Ag & Energy components.
Other gain: The prior year quarter results include a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.
Provision for Taxes: The effective income tax rate was 25% in the third quarter compared to 27% in the prior year. For the three months ended June 30, 2019, the effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low-taxed income (“GILTI”), and U.S. and foreign permanent differences. The estimated GILTI tax expense increased the effective rate approximately 1%. The Company recognized a $0.7 million discrete benefit from amended state tax returns and it decreased the effective income tax tax rate 3.0% for the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2018 was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. Further, the Company’s effective income tax rate decreased 0.1% and 0.2% for the three months ended June 30, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation. There were no discrete adjustments related to the Tax Reform recorded in the three months ended June 30, 2018.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Compensation and Other Expenses: Compensation and other expenses increased $48.1 million, or 13%, to $408.3 million in the current nine months ended compared to $360.2 million in the prior year. Compensation and other expenses related to acquisitions and new business initiatives since June 30, 2018 added $16.8 million in the current nine months ended.
Compensation and Benefits: Total compensation and benefits expense increased $35.6 million, or 14% to $287.9 million in the current nine months ended compared to $252.3 million in the prior year. Total compensation and benefits were 35% of operating revenues in the current nine months ended compared to 34% in the prior year. The variable portion of compensation and benefits increased $23.5 million, or 18%, to $153.1 million in the current nine months ended compared to $129.6 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the current nine months ended compared to 30% in the prior year. The primary driver of the increase in variable compensation is the increased front office variable incentive of $21.5 million. Additionally, administrative, centralized operations and executive incentive compensation increased $2.0 million to $20.0 million in the current nine months ended compared to $18.0 million in the prior year, primarily due to increased headcount.
The fixed portion of compensation and benefits increased $12.1 million, or 10% to $134.8 million in the current nine months ended compared to $122.7 million in the prior year. Non-variable salaries increased $7.5 million, or 9%, primarily due to our recent acquisitions and new business initiatives, which added $5.4 million in the current nine months ended. Employee benefits, excluding share-based compensation, increased $4.9 million in the current nine months ended, primarily related to higher payroll and healthcare costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $5.9 million in the current nine months ended compared to $4.9 million in the prior year. The number of employees was 1,886 at the end of the second quarter compared to 1,701 at the beginning of the current fiscal year. The number of employees at the end of the prior year period was 1,646.
Other Expenses: Other non-compensation expenses increased $12.5 million, or 12% to $120.4 million in the current nine months ended compared to $107.9 million in the prior year. Other non-compensation expenses related to acquisitions and new business initiatives since June 30, 2018 added $5.5 million in the current nine months ended.
Occupancy and equipment rental increased $1.9 million, primarily related in incremental costs of office space from recent acquisitions. Professional fees increased $2.7 million, primarily related to higher legal fees. Non-trading technology and support increased $4.7 million, primarily due to higher support and maintenance costs related to various IT and client engagement systems. Communications expenses increased $0.8 million, primarily related in incremental costs due to recent acquisitions.
During the current nine months ended, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amount paid was less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million in the quarter ended December 31, 2018. During the prior year period, we recorded additional bad debt expense of $1.0 million related to reimbursement due the Company from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017. The expense related to reimbursement for demurrage and other charges related to contracts with delivery dates during the first quarter of fiscal 2018.
Other gain: The results of the current nine months ended include a bargain purchase gain of $5.4 million related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC). The prior year results include a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.
Provision for Taxes: The effective income tax rate was 25% in the current nine months ended compared to 51% in the prior year. The effective income tax rate for the current nine months ended was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, and U.S. and foreign permanent differences. The estimated GILTI tax expense increased the effective income tax rate approximately 1%. The Company recognized a $0.7 million discrete benefit from amended state tax returns and it decreased the effective income tax tax rate 0.8% for the nine months ended June 30, 2019. The effective income tax rate for the nine months ended June 30, 2018 was 26%, excluding the impacts of the Tax Reform, and was higher than the blended statutory rate of 24.5% due to U.S. state and local taxes and foreign permanent differences. For the nine months ended June 30, 2018, the Company recorded discrete expense of $20.1 million related to the Tax Reform, which increased the effective income tax tax rate by 25%. Further, the Company’s effective income tax rate decreased 0.1% and 0.4% for the nine months ended June 30, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Compensation and benefits:
Fixed compensation and benefits	$18.6	19%	$15.6	$54.2	13%	$47.8
Variable compensation and benefits	6.1	(8)%	6.6	18.1	11%	16.3
	24.7	11%	22.2	72.3	13%	64.1
Other expenses:
Trading systems and market information	0.3	(63)%	0.8	1.0	(52)%	2.1
Occupancy and equipment rental	5.0	19%	4.2	14.3	15%	12.4
Professional fees	3.3	14%	2.9	10.1	26%	8.0
Travel and business development	0.7	(22)%	0.9	2.8	17%	2.4
Non-trading technology and support	4.4	47%	3.0	11.3	38%	8.2
Depreciation and amortization	2.8	22%	2.3	7.7	15%	6.7
Communications	1.4	27%	1.1	4.6	24%	3.7
Other	4.1	24%	3.3	12.2	(6)%	13.0
	22.0	19%	18.5	64.0	13%	56.5
Total compensation and other expenses	$46.7	15%	$40.7	$136.3	13%	$120.6
Total unallocated costs and other expenses increased $6.0 million to $46.7 million in the third quarter compared to $40.7 million in the prior year. Compensation and benefits increased $2.5 million, or 11% to $24.7 million in the third quarter compared to $22.2 million in the prior year, of which $0.5 million relates to recent acquisitions. Other non-compensation expenses related to acquisitions and new business initiatives since June 30, 2018 added $0.9 million in the third quarter.
Total unallocated costs and other expenses increased $15.7 million to $136.3 million in the current nine months ended compared to $120.6 million in the prior year. Compensation and benefits increased $8.2 million, or 13% to $72.3 million in the current nine months ended compared to $64.1 million in the prior year, of which $1.6 million relates to recent acquisitions. Other non-compensation expenses related to acquisitions and new business initiatives since June 30, 2018 added $2.8 million in the current nine months ended.
During the current three and nine months ended, the increase in fixed compensation and benefits and variable compensation and benefits is also related to headcount increases across several administrative departments. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT and client engagement systems.

Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Variable compensation and benefits	$54.0	25%	$46.5	22%	$153.1	24%	$129.6	22%
Transaction-based clearing expenses	45.7	21%	49.0	24%	138.5	22%	136.6	23%
Introducing broker commissions	29.6	13%	34.1	17%	87.0	14%	101.4	16%
Total variable expenses	129.3	59%	129.6	63%	378.6	60%	367.6	61%
Fixed compensation and benefits	46.9	21%	40.4	20%	134.8	21%	122.7	21%
Other fixed expenses	42.6	20%	35.2	17%	121.3	19%	105.0	18%
Bad debts	0.5	—%	1.6	—%	1.5	—%	1.9	—%
(Recovery) bad debt on physical coal	—	—%	—	—%	(2.4)	—%	1.0	—%
Total non-variable expenses	90.0	41%	77.2	37%	255.2	40%	230.6	39%
Total non-interest expenses	$219.3	100%	$206.8	100%	$633.8	100%	$598.2	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2019 and 2018, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 59% in the third quarter compared to 63% in the prior year. As a percentage of total non-interest expenses, variable expenses were 60% in the current nine months ended compared to 61% in the prior year.
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
- Derivative Voice Brokerage
We report our operating segments based on services provided to clients. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenues less cost of sales of physical commodities, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage, that can vary by revenue type, of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.

Segment income is calculated as net contribution less non-variable direct segment costs. These non-variable direct expenses include trader base compensation and benefits, operational charges, trading systems and market information, professional fees, travel and business development, communications, bad debts, trade errors and direct marketing expenses.
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2019	% of Operating Revenues	2018	% of Operating Revenues	2019	% of Operating Revenues	2018	% of Operating Revenues
Sales of physical commodities	$7,599.3		$6,866.2		$20,824.6		$20,836.4
Principal gains, net	100.9		91.0		305.4		263.4
Commission and clearing fees	97.2		105.4		282.4		298.1
Consulting, management, and account fees	20.1		17.9		57.1		51.8
Interest income	55.2		35.6		153.8		91.8
Total revenues	7,872.7		7,116.1		21,623.3		21,541.5
Cost of sales of physical commodities	7,589.6		6,858.5		20,798.2		20,811.3
Operating revenues	283.1	100%	257.6	100%	825.1	100%	730.2	100%
Transaction-based clearing expenses	45.4	16%	49.2	19%	137.8	17%	135.7	19%
Introducing broker commissions	29.5	10%	34.0	13%	86.9	11%	101.3	14%
Interest expense	41.3	15%	21.0	8%	110.1	13%	52.7	7%
Net operating revenues	166.9		153.4		490.3		440.5
Variable direct compensation and benefits	47.3	17%	39.2	15%	133.1	16%	111.6	15%
Net contribution	119.6		114.2		357.2		328.9
Fixed compensation and benefits	24.5		21.0		69.3		63.4
Other fixed expenses	25.0		21.3		70.5		61.7
Bad debts	0.5		1.5		1.5		1.9
(Recovery) bad debt on physical coal	—		—		(2.4)		1.0
Total non-variable direct expenses	50.0	18%	43.8	17%	138.9	17%	128.0	18%
Segment income	$69.6		$70.4		$218.3		$200.9
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net contribution for all of our business segments increased 5% to $119.6 million in the third quarter compared to $114.2 million in the prior year. Segment income decreased modestly to $69.6 million in the third quarter compared to $70.4 million in the prior year.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Net contribution for all of our business segments increased 9% to $357.2 million in the current nine months ended compared to $328.9 million in the prior year. Segment income increased 9% to $218.3 million in the current nine months ended compared to $200.9 million in the prior year.
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
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	39.3	15%	34.2	101.4	2%	99.1
Commission and clearing fees	36.2	9%	33.2	91.7	1%	91.0
Consulting, management, and account fees	3.9	3%	3.8	11.7	1%	11.6
Interest income	7.0	4%	6.7	22.0	38%	16.0
Total revenues	86.4	11%	77.9	226.8	4%	217.7
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	86.4	11%	77.9	226.8	4%	217.7
Transaction-based clearing expenses	10.5	4%	10.1	28.3	2%	27.8
Introducing broker commissions	8.5	35%	6.3	19.2	16%	16.5
Interest expense	0.5	—%	0.5	1.3	(7)%	1.4
Net operating revenues	66.9	10%	61.0	178.0	3%	172.0
Variable compensation and benefits	18.9	13%	16.7	50.1	8%	46.5
Net contribution	48.0	8%	44.3	127.9	2%	125.5
Fixed compensation and benefits	8.3	8%	7.7	25.0	6%	23.6
Other fixed expenses	9.6	4%	9.2	28.5	10%	25.9
Bad debts	0.4	(81)%	2.1	1.2	(40)%	2.0
Total non-variable direct expenses	18.3	(4)%	19.0	54.7	6%	51.5
Segment income	$29.7	17%	$25.3	$73.2	(1)%	$74.0
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$26.3	19%	$22.1	$63.4	6%	$59.7
Energy and renewable fuels	2.4	9%	2.2	6.4	(2)%	6.5
LME metals	12.0	(1)%	12.1	39.5	5%	37.7
Other	2.8	(32)%	4.1	8.7	(22)%	11.2
	$43.5	7%	$40.5	$118.0	3%	$115.1
Selected data:
Futures and options (contracts, 000’s)	8,323.5	12%	7,399.2	21,414.1	2%	20,956.5
Average rate per contract	$5.15	(4)%	$5.38	$5.41	—%	$5.41
Average client equity - futures and options (millions)	$901.3	(7)%	$973.0	$941.0	3%	$914.5

	OTC
	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$26.3	25%	$21.0	$59.2	2%	$58.2
Energy and renewable fuels	4.3	2%	4.2	13.6	23%	11.1
Other	1.4	(18)%	1.7	2.3	(60)%	5.7
	$32.0	19%	$26.9	$75.1	—%	$75.0
Selected data:
Volume (contracts, 000’s)	518.0	21%	427.4	1,310.8	12%	1,165.7
Average rate per contract	$60.49	(1)%	$61.07	$55.60	(11)%	$62.28

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues increased 11% to $86.4 million in the third quarter compared to $77.9 million in the prior year. Exchange-traded revenues increased 7%, to $43.5 million in the third quarter, primarily driven by strong growth in the domestic grain markets driven by market volatility as a result of weather conditions, which was somewhat tempered by lower revenues from certain omnibus relationships introduced by our commercial hedging employees, which are reflected in the ‘Other’ category above. Overall exchange-traded contract volumes increased 12% versus the prior year, however the average rate per contract declined 4% to $5.15.
OTC revenues increased 19%, to $32.0 million in the third quarter, compared to $26.9 million in the prior year as a result of a 21% increase in OTC volumes. Agricultural OTC revenues increased 25% versus the prior year, primarily driven by an increase in volumes in grain markets in both North and South America driven by weather related market volatility.
Consulting, management, and account fees were relatively flat with the prior year at $3.9 million in the third quarter. Interest income, increased 4%, to $7.0 million compared to $6.7 million in the prior year. The increase in interest income was driven by an increase in short-term interest rates, which was partially offset by a 7% decline in average equity for exchange-traded futures and options clients versus the prior year to $901.3 million in the third quarter.
Segment income increased 17% to $29.7 million in the third quarter compared to $25.3 million in the prior year, primarily as a result of the $8.5 million increase in operating revenues, as well as a $1.7 million decline in bad debt expense. This was partially offset by increases in variable and fixed compensation and benefits of $2.2 million and $0.6 million, respectively. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 44% compared to 42% in the prior year, primarily as the result of an increase in introducing broker commissions driven by product mix.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues increased 4% to $226.8 million in the current nine months ended compared to $217.7 million in the prior year. Exchange-traded revenues were $118.0 million in the current nine months ended compared to $115.1 million in the prior year with increases in agricultural commodities as well as in LME metals partially offset by declines in activity in certain omnibus relationships introduced by our commercial hedging employees. Overall exchange-traded contract volumes increased 2% and the average rate per contract was flat with the prior year at $5.41.
OTC revenues were relatively flat at $75.1 million in the current nine months ended, compared to $75.0 million in the prior year, despite a 12% increase in OTC volumes, as OTC revenues were negatively affected by $5.5 million of marked-to-market declines related to certain longer tenor positions which are directionally hedged but suffered declines in value during the current nine months ended. This decline was offset by increased OTC revenues in the agricultural commodities driven by weather related volatility as well as in energy markets.
Consulting, management, and account fees were relatively flat with the prior year at $11.7 million in the current nine months ended. Interest income, increased 38%, to $22.0 million compared to $16.0 million in the prior year. The increase in interest income was driven by an increase in short-term interest rates, as well as a 3% increase in average equity for exchange-traded futures and options clients versus the prior year to $941.0 million in the current nine months ended.
Segment income decreased 1% to $73.2 million in the current nine months ended compared to $74.0 million in the prior year. This was primarily driven by the marked-to-market decline in OTC positions discussed above, as well as a $3.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was driven by increases in non-variable compensation and benefits, trade system costs and market information, which were partially offset by a $0.8 million decline in bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 43% compared to 42% in the prior year, primarily as the result of the marked-to-market decline in OTC revenues discussed above.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	27.5	10%	24.9	81.7	15%	71.0
Commission and clearing fees	1.0	(9)%	1.1	2.8	(7)%	3.0
Consulting, management, account fees	0.4	n/m	—	1.4	n/m	—
Interest income	—	—	—	0.1	n/m	—
Total revenues	28.9	11%	26.0	86.0	16%	74.0
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	28.9	11%	26.0	86.0	16%	74.0
Transaction-based clearing expenses	1.2	20%	1.0	3.5	6%	3.3
Introducing broker commissions	0.2	—%	0.2	0.6	(40)%	1.0
Interest expense	—	n/m	0.1	0.2	100%	0.1
Net operating revenues	27.5	11%	24.7	81.7	17%	69.6
Variable compensation and benefits	5.2	8%	4.8	15.3	12%	13.7
Net contribution	22.3	12%	19.9	66.4	19%	55.9
Fixed compensation and benefits	2.6	63%	1.6	7.1	45%	4.9
Other fixed expenses	2.7	17%	2.3	7.9	14%	6.9
Bad debts	—	—%	—	—	—%	—
Total non-variable direct expenses	5.3	36%	3.9	15.0	27%	11.8
Segment income	$17.0	6%	$16.0	$51.4	17%	$44.1
Selected data:
Global Payments (# of payments, 000’s)	174.9	2%	171.8	504.3	5%	481.1
Average revenue per payment	$162.95	8%	$151.34	$167.56	9%	$153.81
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues increased 11% to $28.9 million in the third quarter compared to $26.0 million in the prior year, driven by 2% growth in the volume of payments made and an 8% increase in the average revenue per payment compared to the prior year. This growth was driven by increased activity from our existing international banking clients as well as the on-boarding of several new banking clients during the third quarter.
Segment income increased 6% to $17.0 million in the third quarter compared to $16.0 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $1.4 million increase in non-variable direct expenses versus the prior year period, primarily driven by the acquisition of PayCommerce Financial Solutions, LLC in the fourth quarter of fiscal 2018 as well as the addition of several new front office employees. Variable expenses, excluding interest, expressed as a percentage of operating revenues remained unchanged at 23% in the third quarter and in the prior year.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues increased 16% to $86.0 million in the current nine months ended compared to $74.0 million in the prior year, driven by 5% growth in the volume of payments made and a 9% increase in the average revenue per payment compared to the prior year. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
Segment income increased 17% to $51.4 million in the current nine months ended compared to $44.1 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by a $3.2 million increase in non-variable direct expenses versus the prior year period, primarily driven by the acquisition of PayCommerce Financial Solutions, LLC in the fourth quarter of fiscal 2018 as well as the addition of several new front office employees. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 23% in the current nine months ended compared to 24% in the prior year, primarily as a result of a decrease in variable compensation.

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
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	29.2	32%	22.1	95.2	36%	70.1
Commission and clearing fees	6.9	6%	6.5	21.2	10%	19.3
Consulting, management, and account fees	2.1	(13)%	2.4	5.5	(31)%	8.0
Interest income	36.0	90%	18.9	93.9	84%	51.0
Total revenues	74.2	49%	49.9	215.8	45%	148.4
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	74.2	49%	49.9	215.8	45%	148.4
Transaction-based clearing expenses	10.5	(2)%	10.7	34.7	12%	30.9
Introducing broker commissions	0.8	—%	0.8	1.5	(69)%	4.9
Interest expense	32.6	120%	14.8	85.2	125%	37.9
Net operating revenues	30.3	28%	23.6	94.4	26%	74.7
Variable compensation and benefits	12.4	103%	6.1	34.6	81%	19.1
Net contribution	17.9	2%	17.5	59.8	8%	55.6
Fixed compensation and benefits	5.5	17%	4.7	13.9	(1)%	14.0
Other fixed expenses	4.2	68%	2.5	9.9	32%	7.5
Bad debts	—	—%	—	—	—%	—
Total non-variable direct expenses	9.7	35%	7.2	23.8	11%	21.5
Segment income	$8.2	(20)%	$10.3	$36.0	6%	$34.1

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Operating revenues by product line (in millions):
Equity Capital Markets	$31.3	26%	$24.8	$105.7	49%	$70.8
Debt Capital Markets	40.9	83%	22.4	104.3	49%	70.1
Asset Management	2.0	(26)%	2.7	5.8	(23)%	7.5
	$74.2	49%	$49.9	$215.8	45%	$148.4
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$35,355.5	17%	$30,344.1	$115,903.0	33%	$87,088.6
Equity Capital Markets revenue per $1,000 traded	$0.57	(16)%	$0.68	$0.68	(3)%	$0.70
Debt Capital Markets (principal dollar volume, millions)	$43,094.6	44%	$29,922.2	$162,001.9	77%	$91,615.0
Debt Capital Markets revenue per $1,000 traded	$0.95	28%	$0.74	$0.64	(15)%	$0.75
Average assets under management in Argentina (millions)	$351.5	(23)%	$458.4	$327.2	(30)%	$467.3
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues increased 49% to $74.2 million in the third quarter compared to $49.9 million in the prior year.
Operating revenues in Equity Capital Markets increased 26% in the third quarter compared to the prior year period. This was primarily driven by a $7.0 million increase in operating revenues in our conduit securities lending activities. Excluding the security lending activities, operating revenues declined $0.5 million, as a 17% increase in the gross dollar volume traded was more than offset by a 16% decline in the average revenue per $1,000 traded as a result of lower market volatility. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 83% in the third quarter compared to the prior year, primarily driven by a $16.7 million increase operating revenues in our domestic institutional dealer in fixed income securities and to a lesser extent increased revenues in our Argentina operations and $2.9 million in operating revenues from the business acquired in the GMP Securities LLC acquisition. These increases were partially offset by a $1.6 million decline in municipal trading operating revenues.
Operating revenues in Asset Management decreased 26% in the third quarter compared to the prior year as average assets under management in Argentina decreased 23% to $351.5 million in the third quarter compared to $458.4 million in the prior year. The decline in both Asset Management operating revenues and average assets under management in Argentina are primarily driven by difficult market conditions in Argentina including elevated interest and inflation rates.
Segment income decreased 20% to $8.2 million in the third quarter compared to $10.3 million in the prior year. Segment income in our Equity Capital Markets business declined $3.6 million to $0.2 million, as the increase in operating revenues was primarily driven by our security lending activities which recorded a corresponding $6.5 million increase in interest expense in the third quarter. In addition, excluding our securities lending activities, Equity Capital Markets segment income was negatively affected by costs associated with the startup of our institutional sales and equity prime brokerage divisions. Segment income in our Debt Capital Markets business increased $2.0 million to $6.9 million, driven by the increase in operating revenues noted above, which was partially offset by higher interest expense in our institutional fixed income dealer, a decline in profitability in our municipal securities business and an increase in costs related to the newly acquired GMP Securities LLC. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 32% in the third quarter compared to 35% in the prior year.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues increased 45% to $215.8 million in the current nine months ended compared to $148.4 million in the prior year.
Operating revenues in Equity Capital Markets increased 49% in the current nine months ended compared to the prior year period. This increase was partially driven by our principal and agency trading activities, as gross dollar volume traded increased 33% driven both by increased market volatility and market share, while the average revenue per $1,000 traded declined 3% versus the prior year. In addition, the increase in Equity Capital Market operating revenues were driven by a $17.1 million increase in revenues from our conduit securities lending activities. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 49% in the current nine months ended compared to the prior year, primarily driven by an increase in interest income in our domestic institutional dealer in fixed income securities business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by a decline in operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues decreased 23% in the current nine months ended compared to the prior year as average assets under management in Argentina decreased 30% to $327.2 million in the current nine months ended compared to $467.3 million in the prior year. The decline in both Asset Management operating revenues and average assets under management in Argentina are primarily driven by difficult market conditions in Argentina including the devaluation of the Argentine Peso as well as elevated interest and inflation rates.
Segment income increased 6% to $36.0 million in the current nine months ended compared to $34.1 million in the prior year, primarily as a result of the increase in operating revenues noted above, which were tempered by higher interest expense in our institutional fixed income dealer as well as in our conduit securities lending activities combined with a decline in profitability in our municipal securities business. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 33% in the current nine months ended compared to 37% in the prior year, primarily as the result of a decrease in transaction-based clearing expenses and introducing broker commissions.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Revenues:
Sales of physical commodities	$7,599.3	11%	$6,866.2	$20,824.6	—%	$20,836.4
Principal gains, net	1.2	(74)%	4.6	11.8	44%	8.2
Commission and clearing fees	—	n/m	0.4	0.1	(93)%	1.5
Consulting, management, and account fees	0.9	125%	0.4	2.0	150%	0.8
Interest income	2.9	61%	1.8	8.5	57%	5.4
Total revenues	7,604.3	11%	6,873.4	20,847.0	—%	20,852.3
Cost of sales of physical commodities	7,589.6	11%	6,858.5	20,798.2	—%	20,811.3
Operating revenues	14.7	(1)%	14.9	48.8	19%	41.0
Transaction-based clearing expenses	0.4	100%	0.2	0.9	29%	0.7
Introducing broker commissions	0.1	—%	0.1	0.2	—%	0.2
Interest expense	4.5	41%	3.2	12.5	60%	7.8
Net operating revenues	9.7	(15)%	11.4	35.2	9%	32.3
Variable compensation and benefits	3.3	—%	3.3	10.2	11%	9.2
Net contribution	6.4	(21)%	8.1	25.0	8%	23.1
Fixed compensation and benefits	2.3	15%	2.0	6.8	17%	5.8
Other fixed expenses	1.2	(29)%	1.7	3.9	(17)%	4.7
Bad debts (recovery)	0.1	(114)%	(0.7)	0.2	(200)%	(0.2)
(Recovery) bad debt on physical coal	—	—%	—	(2.4)	(340)%	1.0
Total non-variable direct expenses	3.6	20%	3.0	8.5	(25)%	11.3
Segment income	$2.8	(45)%	$5.1	$16.5	40%	$11.8

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Total revenues	$7,331.7	11%	$6,620.1	$19,963.5	(1)%	$20,187.9
Cost of sales of physical commodities	7,324.2	11%	6,611.8	19,936.4	(1)%	20,165.4
Operating revenues	$7.5	(10)%	$8.3	$27.1	20%	$22.5
Selected data:
Gold equivalent ounces traded (000’s)	90,283.7	25%	72,300.7	263,224.4	64%	160,802.8
Average revenue per ounce traded	$0.08	(27)%	$0.11	$0.10	(29)%	$0.14

	Physical Ag & Energy
	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Total revenues	$272.6	8%	$253.3	$883.5	33%	$664.4
Cost of sales of physical commodities	265.4	8%	246.7	861.8	33%	645.9
Operating revenues	$7.2	9%	$6.6	$21.7	17%	$18.5
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues for Physical Commodities decreased 1% to $14.7 million in the third quarter compared to $14.9 million in the prior year.
Precious Metals operating revenues decreased 10% to $7.5 million in the third quarter compared to $8.3 million in the prior year. Operating revenues in the third quarter include a $2.5 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries. The number of gold equivalent ounces traded increased 25% versus the prior year driven by renewed geopolitical tensions surrounding Chinese tariffs as well as global trends in the interest rate environment, however the average revenue per ounce traded declined 27% compared to the prior year.
Operating revenues in Physical Ag & Energy increased 9% to $7.2 million in the third quarter compared to the prior year. The increase in operating revenues is largely due to increased activity in commodity financing programs.
Segment income decreased 45% to $2.8 million in the third quarter compared to $5.1 million in the prior year, primarily as a result of the $2.5 million unrealized loss on derivative positions held against precious metals inventory mentioned above.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues for Physical Commodities increased 19% to $48.8 million in the current nine months ended compared to $41.0 million in the prior year.
Precious Metals operating revenues increased 20% to $27.1 million in the current nine months ended compared to $22.5 million in the prior year, as a result of a 64% increase in the number of gold equivalent ounces traded, which was partially offset by a 29% decline in the average revenue per ounce traded. Operating revenues in the current nine months ended include a $2.2 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Operating revenues in Physical Ag & Energy increased 17% to $21.7 million in the current nine months ended compared to $18.5 million in the prior year. The increase in operating revenues is largely due to increased activity in commodity financing programs as well as in energy products, which was tempered by lower activity in cotton and edible oil markets as opposed to the prior year.
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
Segment income increased 40% to $16.5 million in the current nine months ended compared to $11.8 million in the prior year driven by the increase in operating revenues as well as the recovery on the bad debt on physical coal. The increase in operating revenues was partially offset by a $4.7 million increase in interest expense as well as a $1.0 million increase in non-variable compensation and benefits.

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
As of June 30, 2019, we held $2.3 billion in required client segregated assets, which we believe makes us the third largest non-bank futures commission merchant (“FCM”) in the United States, as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with over $15 billion in assets under management or administration as of June 30, 2019.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	3.7	(29)%	5.2	15.3	2%	15.0
Commission and clearing fees	53.1	(17)%	64.2	166.6	(9)%	183.3
Consulting, management, and account fees	12.8	13%	11.3	36.5	16%	31.4
Interest income	9.3	13%	8.2	29.3	51%	19.4
Total revenues	78.9	(11)%	88.9	247.7	(1)%	249.1
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	78.9	(11)%	88.9	247.7	(1)%	249.1
Transaction-based clearing expenses	22.8	(16)%	27.2	70.4	(4)%	73.0
Introducing broker commissions	19.9	(25)%	26.6	65.4	(17)%	78.7
Interest expense	3.7	54%	2.4	10.9	98%	5.5
Net operating revenues	32.5	(1)%	32.7	101.0	10%	91.9
Variable compensation and benefits	7.5	(10)%	8.3	22.9	(1)%	23.1
Net contribution	25.0	2%	24.4	78.1	14%	68.8
Fixed compensation and benefits	5.8	16%	5.0	16.5	9%	15.1
Other fixed expenses	7.3	30%	5.6	20.3	22%	16.7
Bad debts	—	n/m	0.1	0.1	—%	0.1
Total non-variable direct expenses	13.1	22%	10.7	36.9	16%	31.9
Segment income	$11.9	(13)%	$13.7	$41.2	12%	$36.9

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2019	% Change	2018	2019	% Change	2018
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$38.6	(24)%	$50.8	$124.3	(9)%	$136.3
FX Prime Brokerage	4.1	(20)%	5.1	16.4	11%	14.8
Correspondent Clearing	8.8	9%	8.1	25.5	22%	20.9
Independent Wealth Management	20.0	9%	18.3	58.1	4%	55.6
Derivative Voice Brokerage	7.4	12%	6.6	23.4	9%	21.5
Operating revenues	$78.9	(11)%	$88.9	$247.7	(1)%	$249.1
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	23,442.0	(17)%	28,233.4	76,938.8	—%	77,234.3
Exchange-traded - futures and options average rate per contract	$1.27	(16)%	$1.51	$1.26	(16)%	$1.50
Average client equity - futures and options (millions)	$1,026.0	(19)%	$1,271.0	$1,124.4	(9)%	$1,232.4
FX Prime Brokerage volume (U.S. notional, millions)	$83,469.9	(10)%	$93,007.9	$253,850.2	(23)%	$330,178.9
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating revenues decreased 11% to $78.9 million in the third quarter compared to $88.9 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business decreased 24% to $38.6 million in the third quarter compared to $50.8 million in the prior year as a result of a 17% decrease in exchange-traded volumes and a 16% decline in the average rate per contract compared to the prior year period. This decline was partially offset by a $0.8 million increase in interest income in the Exchange-Traded Futures & Options business to $6.6 million in the third quarter due to an increase in short-term rates. Average client equity declined 19% compared to the prior year to $1.0 billion.
Operating revenues in our FX Prime Brokerage decreased 20% compared to the prior year to $4.1 million in the third quarter, as a result of a 10% decline in foreign exchange volumes driven by declines in foreign exchange market volatility.
Correspondent Clearing operating revenues increased 9% compared to the prior year to $8.8 million in the third quarter, while operating revenues in Independent Wealth Management increased 9% versus the prior year to $20.0 million. In the Correspondent Clearing business, interest income increased $0.1 million to $2.3 million in the third quarter and fee income related to money market/FDIC sweep balances increased $0.8 million to $3.7 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in Derivative Voice Brokerage increased 12% to $7.4 million in the third quarter compared to the prior year.
Segment income decreased to $11.9 million in the third quarter compared to $13.7 million in the prior year, primarily a result of the decrease in operating revenues in our Exchange-Traded Futures & Options and FX Prime Brokerage businesses, which declined $1.8 million and $0.4 million, respectively. The decline in operating revenues in our Exchange-Traded Futures & Options business was tempered by lower transaction-based clearing expenses and introducing broker commissions. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in the third quarter compared to 70% in the prior year primarily due to lower introducing broker commissions.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Operating revenues were $247.7 million in the current nine months ended compared to $249.1 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business declined 9% to $124.3 million in the current nine months ended compared to $136.3 million in the prior year. Exchange-traded volumes were relatively flat with the prior year period, however the average rate per contract declined 16%. Interest income in the Exchange-Traded Futures & Options business increased $8.0 million to $21.3 million in the current nine months ended primarily as a result of an increase in short-term rates which was partially offset by a 9% decrease in average client equity to $1.1 billion.
Operating revenues in our FX Prime Brokerage increased 11% to $16.4 million in the current nine months ended compared to $14.8 million in the prior year despite a 23% decrease in foreign exchange volumes as the first quarter of fiscal 2019 includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.

Operating revenues in the Correspondent Clearing increased 22% to $25.5 million in the current nine months ended, while Independent Wealth Management operating revenues increased 4% versus the prior year period to $58.1 million. In the Correspondent Clearing business, interest income increased $1.6 million to $7.1 million the third quarter and fee income related to money market/FDIC sweep balances increased $3.9 million to $10.7 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in the Derivative Voice Brokerage business increased 9% versus the prior year to $23.4 million in the current nine months ended.
Segment income increased 12% to $41.2 million in the current nine months ended compared to $36.9 million in the prior year, primarily as a result of the increase in operating revenues which was partially offset by a $5.0 million increase in non-variable direct expenses compared to the prior year period. The increase in non-variable direct expenses, was primarily a result of an increase in non-variable compensation and benefits as well as increased professional fees related to the OptionSellers and Barclays matters. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in the current nine months ended compared to 70% in the prior year.
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
SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.), our wholly owned subsidiary, is registered as a broker-dealer with the SEC and FINRA, and is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.
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
As of June 30, 2019, we had total equity capital of $570.5 million, outstanding loans under revolving credit facilities of $337.7 million, and $169.7 million outstanding on our senior secured term loan, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2019, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.

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
In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to fair value on a daily basis.
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
In our Physical Commodities business we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the nine months ended June 30, 2019 and 2018 can be found in Note 6 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of June 30, 2019 and September 30, 2018, were $10.1 billion and $7.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
As of June 30, 2019, we had $351.6 million in undistributed foreign earnings. The Company recognized the U.S. repatriation tax due under the Tax Reform and, as a result, repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company has repatriated $13.0 million during fiscal 2019 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On February 22, 2019, the Company amended its existing $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022 and to increase the size of the facility to $350.0 million. The amended facility is comprised of a $175.0 million revolving credit facility and a $175.0 million Term Loan.
As of June 30, 2019, we had four committed bank credit facilities, totaling $532.5 million, of which $301.1 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 10 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which includes a $175.0 million revolving credit facility and a $175.0 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $345.6 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
An unsecured syndicated loan facility, committed until April 3, 2020, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until November 1, 2019, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $232.5 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.

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
As of June 30, 2019, we had five uncommitted credit facilities with an aggregate outstanding balance $36.0 million. The credit facilities include:

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

Our credit facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2019, we and our subsidiaries are in compliance with all of the financial covenants under our credit facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended June 30, 2019, interest expense directly attributable to trading activities includes $67.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $29.1 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2019. Additional information on these net capital and minimum net capital requirements can be found in Note 13 of the Condensed Consolidated Financial Statements.
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

Cash Flows
Following the adoption of Accounting Standards Update (“ASU”) 2016-18 on October 1, 2018, we now include client cash and securities segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our condensed consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the condensed consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,190.1 million as of September 30, 2018 to $2,628.6 million as of June 30, 2019, a net increase of $438.5 million. Net cash of $325.6 million was provided by operating activities, $38.3 million was used in investing activities and net cash of $150.6 million was provided by financing activities, which included a $175.0 million source of financing cash flows related to the issuance of the senior secured term loan, partially offset by required quarterly principal payments of a portion of the term loan, and net payments on our revolving lines of credit of $16.9 million, which reduced payables to lenders under loans. Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.6 million.
In the broker-dealer industry, companies report trading activities in the operating section of the condensed consolidated statements of cash flows. Due to the daily price volatility in the markets, as well as changes in margin requirements, fluctuations in the balances of deposits with broker-dealers, clearing organizations, and counterparties that are not subject to segregation requirements, marketable securities and client commodity accounts may occur from day-to-day. Deposits with clearing organizations are recorded as an operating cash outflow in the condensed consolidated statements of cash flows and includes unrestricted cash transferred and pledged to clearing organizations or guarantee funds that are not associated with segregation requirements. These funds are held in interest-bearing deposit accounts at clearing organizations and may be withdrawn and returned to unrestricted cash. Additionally, in our unregulated OTC and foreign exchange operations which are not subject to segregation requirements, cash deposits received from clients and counterparties are reflected as an operating cash inflow. Subsequent transfer of these cash deposits to meet other margin requirements for open positions will be reflected as an operating cash outflow to the extent the transfer occurs in a different period than the cash deposit was received.
We continuously evaluate opportunities to expand our business. Investing activities include $10.3 million in capital expenditures for property and equipment in the current nine months ended compared to $9.3 million in the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade system software as well as the timing on leasehold improvement projects. Investing activities also include $28.0 million in cash payments, net of cash received, for the acquisition of businesses in the current nine months ended compared to zero in the prior year. Further information about business acquisitions is contained in Note 17 to the Condensed Consolidated Financial Statements.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange, commodities and debt security markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the condensed consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2019 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations, we are engaged in various securities trading, borrowing and lending activities serving solely institutional counterparties. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair their ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2019 and September 30, 2018, at fair value of the related financial instruments, totaling $861.2 million and $866.5 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2019, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2019. The totals of $861.2 million and $866.5 million include a net liability of $199.0 million and $193.4 for derivatives, based on their fair value as of June 30, 2019 and September 30, 2018, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2019 and September 30, 2018.
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
Accounting Development Updates
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC 840, “Leases”. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting Topic 842 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this guidance starting with the first quarter of fiscal year 2020 using the effective date transition method. We will recognize and measure all leases that exist at the effective date using a modified retrospective transition approach. As a lessee, we will recognize on the condensed consolidated balance sheets all leases with terms exceeding one year, which will result in the recognition of a right of use asset and corresponding lease liability, including for those leases that we currently classify as operating leases. The right of use asset and lease liability will initially be measured using the present value of the remaining lease payments. The Company leases office space, data centers, automobiles, railcars, and office equipment that will be subject to the new guidance in Topic 842. The Company intends to elect the package of transitional practical expedients available under Topic 842. The Company does not expect the impact of Topic 842 to have a material impact on our condensed consolidated financial statements and related disclosures.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2019.

Marked-to-Market Revenues
Number of Days
60
50
40
30
20
10
0
2
1
8
5
18
34
51
38
22
5
5
2
2
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
$4,500 to $5,000
$5,000 to $5,500
$5,500 to $6,000
Greater than $6,000
Daily Revenues ($000's)

In our Securities market-making and trading activities, we maintain inventories of equity and debt securities. In our Physical Commodities segment, our positions include physical commodities inventories, precious metals on lease, forwards, futures and options on futures, and OTC derivatives. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons or other relevant unit.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional dealer in fixed income securities business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities primarily consist of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations as well as investment grade, high-yield, convertible and emerging market debt securities. Derivative instruments, which consist of futures, TBA securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with mortgage-backed securities.
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2019, $427.8 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2019, we had $0.6 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended June 30, 2019 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2019 to April 30, 2019	—	$—	—	1,000,000
May 1, 2019 to May 31, 2019	—	—	—	1,000,000
June 1, 2019 to June 30, 2019	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	August 8, 2019	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 8, 2019	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer