Form 10-K
period 2019-09-30
INTL FCSTONE INC.
filed 2019-12-12
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2019
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-23554
INTL FCStone Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
155 East 44th Street, Suite 900
New York, NY 10017
(Address of principal executive offices) (Zip Code)
(212) 485-3500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	INTL	The Nasdaq Stock Market LLC
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $453.7 million.
As of December 9, 2019, there were 19,110,585 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 26, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2019

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
PART I
Item 1. Business
Overview of Business and Strategy
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing services across asset classes and markets around the world. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,000 employees as of September 30, 2019. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
We currently serve more than 20,000 commercial and institutional clients, located in more than 130 countries. We believe we are the third largest independent, non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by our $2.2 billion in required client segregated assets at our U.S. FCM as of September 30, 2019, and one of the top ranked market makers in foreign securities by dollar volume as determined through the three-year period ended December 31, 2018, making markets in approximately 5,000 different foreign securities. We are one of only nine Category One ring dealing members of the London Metals Exchange (the “LME”). Our clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard to reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization. Our correspondent clearing and independent wealth management businesses include approximately 70 correspondent clearing relationships representing more than 80,000 underlying individual securities accounts as of September 30, 2019.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate where there is an unmet demand for our services. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that may help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.
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
Execution
We provide execution services to our clients, both high-touch as well as electronically through a wide variety of technology platforms across the global marketplace. Asset and product types include listed futures and options on futures, equities, mutual funds, equity options, corporate, government and municipal bonds and unit investment trusts.
Clearing
We provide competitive and efficient clearing on all major futures exchanges globally. In addition, we act as an independent full-service provider of clearing, custody, research and security-based lending products in the global securities markets. We provide multi-asset prime brokerage, outsourced trading and custody, as well as self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. We provide prime brokerage services in major foreign currency pairs and swap transactions to institutional clients. Additionally, we provide clearing of foreign exchange transactions, in addition to clearing of a wide range of over-the-counter “(OTC”) products.
Global Payments
We have built a scalable platform to provide end-to-end global payment solutions to banks and commercial businesses, as well as charities, NGOs and government organizations. We offer payments services in approximately 140 currencies. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis deriving revenue from the difference between the purchase and sale prices. Through our comprehensive platform and our commitment to client service, we provide simple and fast execution, delivering funds in any of these countries quickly through our global network of more than 325 correspondent banking relationships.
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
We provide market-making and execution in a variety of financial products including commodity derivatives, unlisted American Depository Receipts (“ADRs”) and Global Depository Receipts (“GDRs”), foreign ordinary shares, and foreign currencies. In addition, we are an institutional dealer in fixed income securities including U.S. Treasury, U.S. government agency, agency mortgage-backed, asset-backed, corporate, emerging market, and high-yield securities.
Operating Segments
Our business activities are managed as operating segments and organized into reportable segments as follows:
Commercial Client Focused Operating Segments
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
Within this segment, our risk management consultants organize their marketing efforts into client industry product lines, and currently serve clients in the following areas:

•	Financial Agricultural (“Ag”) & Energy

◦	Agricultural -

▪	Grain elevator operators, grain merchandisers, traders, processors, manufacturers and end-users.

▪	Livestock production, feeding and processing, dairy and users of agricultural commodities in the food industry.

▪	Coffee, sugar and cocoa producers, processors and end-users.

▪	Global fiber, textile and apparel industry.

◦	Energy and renewable fuels -

▪	Producers, refiners, wholesalers, transportation companies, convenience store chains, automobile and truck fleet operators, industrial companies, railroads, and municipalities.

▪	Consumers of natural gas including some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities.

▪	Ethanol and biodiesel producers and end-users.

◦	Other -

▪	Lumber mills, wholesalers, distributors and end-users.

▪	Commercial entities seeking to hedge their interest rate and foreign exchange exposures.

•	LME Metals

◦	Commercial -

▪	Producers, consumers and merchants of copper, aluminum, zinc, lead, nickel, tin and other ferrous products.

◦	Institutional -

▪	Commodity trading advisors and hedge funds seeking clearing and execution of LME and NYMEX/COMEX base metal products.
Physical Commodities
The Physical Commodities segment consists of our Precious Metals trading and Physical Ag and Energy commodity businesses. In Precious Metals, we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. Through our websites we provide clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice. In our trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
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
Institutional Client Focused Operating Segments
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Through our platform, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2019, our U.S. FCM held $2.2 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with over $16 billion in assets under management or administration as of September 30, 2019.
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
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude and middle distillates markets to commercial and institutional clients throughout EMEA.
Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, making markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina and Brazil where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
Payments Operating Segment
Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 170 countries and 140 currencies, which we believe is more than any other payments solutions provider.
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
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payments services. In addition, we operate a fully accredited SWIFT Service Bureau which facilitates cross-border payments and acceptance transactions for financial institutions, trade networks and corporations.
Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through our global network of approximately 325 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
Acquisitions during Fiscal Year 2019
Carl Kliem S.A.
On November 30, 2018, we acquired the entire issued and outstanding share capital of Carl Kliem S.A. Carl Kliem S.A. is an independent interdealer broker based in Luxembourg, providing foreign exchange, interest rate and fixed income products to institutional clients across the European Union (“E.U.”). Carl Kliem S.A. employs approximately 40 people and has more than 400 active institutional clients. This acquisition provides us with access to additional European institutional clients that can benefit from our full suite of financial services and an E.U.-based entity in anticipation of the United Kingdom’s (“U.K.”) planned exit from the E.U. The purchase price was $2.1 million of cash consideration, and was equal to the net tangible book value on the closing date less restructuring costs. We subsequently renamed Carl Kliem S.A. to INTL FCStone Europe S.A.
GMP Securities, LLC
On January 14, 2019 we acquired 100% of the U.S.-based broker-dealer GMP Securities, LLC (“GMP”), formerly known as Miller Tabak Securities, LLC, an independent, Securities and Exchange Commission (“SEC”)-registered broker-dealer and Financial Industry Regulatory Authority, Inc. (“FINRA”) member. GMP has an institutional fixed-income trading business dealing in high yield, convertible and emerging market debt securities and makes markets in certain equity securities. This acquisition allows us to expand our fixed income product offerings to clients and adds new institutional clients who can benefit from our full suite of financial services.
The purchase price was $8.2 million of cash consideration, and was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The fair value of the net assets acquired exceeded the aggregate cash purchase price, and accordingly we recorded a bargain purchase gain of $5.4 million during the year ended September 30, 2019, which is presented within ‘other gains’ in the Consolidated Income Statement.
During the year ended September 30, 2019, GMP was merged into our wholly owned regulated U.S. subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”).
Akshay Financeware, Inc.
On February 13, 2019, we paid $0.2 million to purchase the remaining interest of a joint venture originally acquired in connection with the acquisition of INTL Technology Services, LLC in September 2018. As a result of this transaction, we recorded $2.7 million of indefinite life intangibles for SWIFT licenses held by the joint venture.
CoinInvest GmbH and European Precious Metal Trading GmbH
On April 1, 2019, our wholly owned subsidiary INTL FCStone (Netherlands) B.V. acquired 100% of the outstanding shares of CoinInvest GmbH and European Precious Metal Trading GmbH. Through the websites coininvest.com and silver-to go.com, CoinInvest GmbH and European Precious Metal Trading GmbH are leading European online providers of gold, silver, platinum, and palladium products to retail investors, institutional investors, and financial advisors. The addition of CoinInvest GmbH and European Precious Metal Trading GmbH to our global product suite expands our offering, providing clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice, to add to their investment portfolios.
The purchase price consisted of cash consideration of $22.0 million, including $11.2 million for the purchase of shareholders loans outstanding with the acquired entities. Cash consideration transferred exceeds the fair value of the tangible net assets acquired by $6.8 million.
Fillmore Advisors, LLC
On September 1, 2019, we acquired 100% of the U.S.-based trading firm Fillmore Advisors, LLC (“Fillmore”). Fillmore is an independent, SEC-registered broker-dealer firm and FINRA member firm and a leading provider of outsourced trading solutions and operational consulting to institutional asset managers. The firm, headquartered in Park City, Utah, is composed of traders that specialize in global buy-side and sell-side experience. Institutional clients can benefit from Fillmore’s comprehensive product coverage offering for equities, equity-linked, foreign exchange, credit, rates, and commodities. Fillmore will become an extension of the newly established prime brokerage division of our Securities reportable segment.
The purchase price included $1.4 million of cash consideration and includes a contingent earn-out with payments over the eight quarters following acquisition. The contingent earn-out payments are variable in nature and are equal to 50% of Segment Income, as defined in the SPA, for each quarterly period. The consideration due to the sellers is estimated at $1.8 million as of the closing date.
Subsequent Acquisition
UOB Bullion and Futures Limited
On March 19, 2019, our subsidiary INTL FCStone Pte. Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore (“MAS”). The acquisition provides us access to an established institutional client base and also augments our global service capabilities in Singapore. The purchase price for the acquired assets is $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and is included in ‘other assets’ on the Consolidated Balance Sheet as of September 30, 2019. The remaining $2.5 million was paid to the seller at closing of the acquisition, which occurred on October 7, 2019.
Acquisition during Fiscal Year 2018
PayCommerce Financial Solutions, LLC
During September 2018, we acquired all of the outstanding membership interests of PayCommerce Financial Solutions, LLC. PayCommerce Financial Solutions, LLC is a fully accredited SWIFT Service Bureau provider. The acquisition enables us to act as a SWIFT Service Bureau for our 300-plus correspondent banking network, thus providing another important service for delivering local currency, cross-border payments to the developing world. The purchase price was approximately $3.8 million and was not material to us. We renamed PayCommerce Financial Solutions, LLC to INTL Technology Services LLC.
Acquisition during Fiscal Year 2017
ICAP’s EMEA Oils Broking Business
During October 2016, our wholly owned subsidiary, INTL FCStone Ltd (“IFL”), acquired the London-based EMEA oils voice brokerage business of ICAP plc. The business provides brokerage services across the fuel, crude, and middle distillates markets to commercial and institutional clients throughout EMEA. The purchase price included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment.
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
Investor interest in the markets we serve impact and will continue to impact our activities. The instruments traded in these markets compete with a wide range of alternative investment instruments. We seek to counterbalance changes in demand in specified markets by diversifying our business activities into multiple uncorrelated markets.
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
The securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the SEC, state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and FINRA. These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities. In connection with our wealth management business, one of our subsidiaries, SA Stone Investment Advisors Inc., is registered with, and subject to oversight by, the SEC as an investment adviser. As such, in its relations with its advisory clients, SA Stone Investment Advisers Inc. is subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. These laws and regulations include obligations relating to, among other things, custody and management of client assets, marketing activities, self-dealing and full disclosure of material conflicts of interest, and generally grant the SEC and other supervisory bodies administrative powers to address non-compliance. Failure to comply with these requirements could result in a variety of sanctions, including, but not limited to, revocation of an advisory firm’s registration, restrictions or limitations on its ability to carry on its investment advisory business or the types of clients with which it can deal, suspensions of individual employees and significant fines.
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
During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) and certain counterparties to exchange initial margin, with phased-in compliance dates, with INTL FCStone Markets, LLC falling in the final compliance date tier of September 2021. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our clients and counterparties.
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
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K., regulates our subsidiary, INTL FCStone Ltd, as a Markets in Financial Instruments Directive (“MiFID”) investment firm under part IV of the Financial Services and Markets Act 2000. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances for certain classes of clients must be segregated from the firm’s own assets. INTL FCStone Ltd is a member of the LME, ICE Europe Ltd, Euronext Amsterdam, Euronext Paris, the European Energy Exchange, Eurex and Norexco ASA.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulation on OTC derivatives, central counterparties and trade repositories. The Markets in Financial Instruments Regulation and a revision of MiFID (together, “MiFID II”) generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the E.U. Principal areas of impact related to these regulatory provisions involve the emergence and oversight of organized trade facilities (“OTF’s”) for trading OTC non-equity products, client categorization, enhanced investor protection, conflicts of interest and execution policies, transparency obligations and extended transaction reporting requirements. We have made changes to our operations, including systems and controls, in order to be in compliance with MiFID II. We will continue to monitor all applicable regulatory developments.
Net Capital Requirements
INTL FCStone Financial is a dually registered broker-dealer/FCM and is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Exchange Act”). These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital and restrict the ability of INTL FCStone Financial to make distributions to us. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations.
SA Stone Wealth Management Inc. (formerly Sterne Agee Financial Services, Inc.) is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Exchange Act.
INTL FCStone Ltd, a financial services firm regulated by the FCA is subject to a net capital requirement.
INTL FCStone Pty Ltd is regulated by the Australian Securities and Investment Commission, and is subject to a net tangible asset capital requirement.
INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”) and INTL FCStone Banco de Cambio S.A. are regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil. They are a registered broker-dealer and registered foreign exchange bank, respectively, and are subject to capital adequacy requirements.
INTL Gainvest S.A. and INTL CIBSA S.A. are regulated by the Comision Nacional de Valores, and they are subject to net capital and capital adequacy requirements. INTL Capital, S.A., is regulated by the Rosario Futures Exchange and the General Inspector of Justice, and is subject to a capital adequacy requirement.
Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2019. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 13 to the Consolidated Financial Statements.
Segregated Client Assets
INTL FCStone Financial maintains client segregated deposits from its clients relating to their trading of futures and options on futures on U.S. commodities exchanges held with INTL FCStone Financial, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. INTL FCStone Financial maintains acknowledgment letters from each depository at which it maintains client segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in clients segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from clients (“segregated liabilities”). The amount of client segregated assets must be in excess of the segregated liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2019, INTL FCStone Financial maintained $56.6 million in segregated assets in excess of its segregated liabilities.
In addition, INTL FCStone Financial is subject to CFTC regulation 1.25, which governs the acceptable investment of client segregated assets. This regulation allows for the investment of client segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. INTL FCStone Financial predominately invests its client segregated assets in U.S. Treasury securities and interest-bearing bank deposits.
In addition, INTL FCStone Financial in its capacity as a securities clearing broker-dealer, clears transactions for clients and certain proprietary accounts of broker-dealers (“PABs”). In accordance with Rule 15c3-3 of the Securities Exchange Act of

1934 (“Rule 15c3-3”), the Company maintains special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2019, we prepared reserve computations for the clients accounts and PAB accounts in accordance with the client reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, the customer reserve requirement was $19.4 million as of September 30, 2019. Additional deposits of $21.4 million were made to the customer SRBA in the week subsequent to September 30, 2019 to meet the customer segregation and segregated deposit timing requirements of Rule 15c3-3. The PAB reserve requirement was $2.6 million as of September 30, 2019. Additional deposits of $3.6 million were made to the PAB SRBA in the week subsequent to September 30, 2019 to meet the PAB segregation and segregated deposit timing requirements of Rule 15c3-3.
INTL FCStone Ltd is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. As of September 30, 2019, INTL FCStone Ltd was in compliance with the applicable segregated funds requirements.
Secured Client Assets
INTL FCStone Financial maintains client secured deposits from its clients funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with INTL FCStone Financial, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts. As of September 30, 2019, INTL FCStone Financial maintained $12.5 million in secured assets in excess of its secured liabilities.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Luxembourg, Germany, Spain, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia and Singapore. We established wholly owned subsidiaries in Uruguay and Nigeria but do not have offices or employees in those countries.
In the U.K., INTL FCStone Ltd is subject to regulation by the FCA.
In Argentina, INTL Gainvest S.A. and INTL CIBSA S.A. are subject to regulation by the Comision Nacional de Valores and INTL Capital, S.A. is subject to regulation by the Rosario Futures Exchange and the General Inspector of Justice.
In Brazil, FCStone do Brasil Ltda. is subject to regulation by BM&F Bovespa, and INTL FCStone DTVM Ltda. and INTL FCStone Banco de Cambio S.A. are regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil.
In Canada, INTL FCStone Financial (Canada) Inc. is subject to regulation by the Investment Industry Regulatory Organization of Canada.
In Dubai, INTL Commodities DMCC is subject to regulation by the Dubai Multi Commodities Centre.
In Singapore, INTL FCStone Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore.
In Australia, INTL FCStone Pty Ltd. is subject to regulation by the Australian Securities and Investments Commission.
In Hong Kong, INTL FCStone (Hong Kong) Limited holds a type 2 derivatives license and is subject to regulation by the Securities & Futures Commission of Hong Kong.
In Luxembourg, INTL FCStone Europe S.A. (formerly Carl Kliem S.A.) is subject to regulation by the Commission de Surveillance du Secteur Financier.
Business Risks
We seek to mitigate the market and credit risks arising from our financial trading activities through an active risk management program. The principal objective of this program is to limit trading risk to an acceptable level while maximizing the return generated on the risk assumed.
We have a defined risk policy administered by our risk management committee, which reports to the risk committee of our board of directors. We established specific exposure limits for inventory positions in every business, as well as specific issuer limits and counterparty limits. We designed these limits to ensure that in a situation of unexpectedly large or rapid movements or disruptions in one or more markets, systemic financial distress, and the failure of a counterparty or the default of an issuer, the potential estimated loss will remain within acceptable levels. The risk committee of our board of directors reviews the performance of the risk management committee on a quarterly basis to monitor compliance with the established risk policy.

Employees
As of September 30, 2019, we employed 2,012 people globally: 1,194 in the U.S., 302 in the U.K., 167 in Brazil, 80 in Argentina, 76 in India, 65 in Singapore, 47 in Luxembourg, 14 in Canada 11 in Dubai, 11 in Paraguay, 10 in the Republic of Ireland, 9 in Australia, 9 in China, 7 in Mexico, 6 in Germany and 4 in Hong Kong. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2019 we recorded net income of $85.1 million, compared to net income of $55.5 million in fiscal 2018 and $6.4 million in fiscal 2017.
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
Our level of indebtedness could adversely affect our financial condition. As of September 30, 2019, our total consolidated indebtedness, before the netting of debt issuance costs, was $370.7 million, and we may increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences and significant effects on our business, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $743.9 million, consisting of:

•	a $386.4 million facility available to the Company, for general working capital requirements, committed until February 22, 2022.

•	a $75.0 million facility available to INTL FCStone Financial, for short-term funding of margin to commodity exchanges, committed until April 3, 2020.

•
a $232.5 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until February 1, 2020.

•	a $50.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges, committed until January 31, 2020.
Of our committed credit facilities, $357.5 million are scheduled to expire during the 12-month period beginning with the filing date of this Annual Report on Form 10-K. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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
For example, we have wholly owned subsidiaries in Argentina which employed 80 people as of September 30, 2019, and primarily conduct debt trading and asset management business activities for clients. The Argentinian economy was determined to be highly inflationary. For U.S. GAAP purposes, a highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold during the quarterly period ended June 30, 2018. For periods up until June 30, 2018, the functional currency for certain of our subsidiaries was the Argentinian peso, the local currency of these subsidiaries. In accordance with this designation, effective July 1, 2018 we reported the financial results of the subsidiaries in Argentina at the functional currency of their parent, which is the U.S. dollar. Going forward, fluctuations in the Argentinian peso to U.S. dollar exchange rate could negatively impact our earnings.
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
Changes to the U.S. corporate tax system could have an adverse effect on our business, cash flows, income and financial condition. Additionally, changes have had and may in the future continue to result in additional U.S. corporate tax liabilities on unremitted earnings from deemed repatriation of earnings of our foreign subsidiaries. The recent reform of the U.S. tax system included changes to corporate tax rates, and will affect subsequent fiscal years, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income, (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax, (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation.
Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretations and application, could materially affect our tax expense and profitability. Most state and local income tax jurisdictions have updated their conformity or issued guidance on their level of conformity with the U.S. federal income tax changes as of September 30, 2019. We are able to calculate the impact of the reduction in corporate rate and the deemed repatriation transition tax for state and local income tax purposes and the impact on tax expense is immaterial.
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $624.3 million in fiscal 2015 to $1,106.1 million in fiscal 2019. This growth may continue, including as a result of any acquisitions we have recently undertaken or may undertake in the future.
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
Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past, including breaches of our information technology systems, and may experience them in the future, potentially with more frequency or sophistication.
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
We have incurred significant additional operational and compliance costs to meet regulatory requirements. These requirements have significantly affected our business and will continue to do so in the future. The Dodd-Frank Act was signed into law on July 21, 2010, creating a comprehensive change to financial regulation in the U.S., and affects virtually every area of the capital markets, including, among other things, centralized clearing of standardized derivatives (with certain stated exceptions), the trading of clearable derivatives on swap execution facilities or exchanges, and registration and comprehensive regulation of market participants such as “swap dealers”. Implementation of the Dodd-Frank Act has required, and will continue to require, many lengthy rulemaking processes resulting in the adoption of a multitude of new regulations applicable to entities which transact business in the U.S. or with U.S. persons outside the U.S. The Dodd-Frank Act affects many aspects, in the U.S. and internationally, of our business, including OTC derivatives and other financial activities, and will have an effect on our revenues and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business.
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
Changes that have been, and that will continue to be made to, our OTC and clearing businesses in order to comply with our regulatory obligations have impacted the way we conduct these businesses and may adversely impact our current and future results of operations. As a result of the increased financial regulation (including as a result of the Dodd-Frank Act), the markets for cleared and non-cleared swaps may become less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. This may occur as a result of, for example, certain banks and other large institutions being limited in their conduct of proprietary trading and being limited or prohibited from trading in certain derivatives. These rules, including the restrictions and limitations on the trading activities of certain banks and large institutions, may impact transaction volumes and liquidity in the markets in which we operate and our revenues would be adversely impacted as a result.
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
The EMIR is the European regulation on OTC derivatives, central counterparties and trade repositories. The Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (together, “MiFID II”) generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the E.U. Principal areas of impact related to these regulatory provisions involve the emergence and oversight of OTF’s for trading OTC non-equity products, client categorization, enhanced investor protection, conflicts of interest and execution policies, transparency obligations and extended transaction reporting requirements. We have made changes to our operations, including systems and controls, in order to be in compliance with MiFID II. We will continue to monitor all applicable regulatory developments.
The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.
We are subject to net capital requirements. The SEC, FINRA and the CFTC require our dually registered broker-dealer/FCM subsidiary, INTL FCStone Financial, to maintain specific levels of net capital. Failure to maintain the required net capital may subject this subsidiary to suspension or revocation of registration by the SEC, and suspension or expulsion by FINRA and other regulatory bodies and may subject this subsidiary to limitations on its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which it is a member.
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
INTL FCStone Europe S.A. (formerly Carl Kliem S.A.) is subject to regulation by the Commission de Surveillance du Secteur Financier.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our clients. As of September 30, 2019, our U.S. FCM had $2.3 billion of funds in segregated accounts, the majority of which are generally invested in U.S. Treasury securities. In addition, in our correspondent securities clearing business, we earn fee income in lieu of interest income on client cash held in money market mutual funds and FDIC sweep accounts. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these client deposits. If short-term interest rates remain low or start to decline further, our revenues derived from interest will correspondingly decline which would negatively impact our profitability.
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
The U.K.’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results. On March 29, 2017, the U.K. government triggered the Article 50 of the Treaty on European Union (“Brexit”). This officially confirmed the U.K.’s intention to withdraw its membership to the E.U. and the start for a two year negotiation process where the U.K. and the E.U. needed to agree the terms of the withdrawal and potentially give consideration to the future of the relationship between the parties. The timing of the proposed exit was recently extended and is now scheduled for January 31, 2020.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2019 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; Omaha, Nebraska; Bloomfield, Nebraska; Minneapolis, Minnesota; Champaign, Illinois; Miami, Florida; Indianapolis, Indiana; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Fort Lauderdale, FL; Twin Falls, Idaho; Bowling Green, Ohio; Birmingham, Alabama; Gadsden, Alabama; Charlotte, North Carolina; Atlanta, Georgia; Houston, Texas; Dallas, Texas; Los Angeles, California; Park City, Utah; Seattle, Washington; Stamford, Connecticut; Mexico City, Mexico; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Patrocinio, Brazil; Campo Grande, Brazil; Primavera do Leste, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong; Bangalore, India; Toronto, Canada; Montreal, Canada; Sydney, Australia; Luxembourg, Luxembourg; and Frankfurt, Germany. All of our offices and other principal business properties are leased, except for a portion of our space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
Item 3. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 12, “Commitments and Contingencies - Legal and Regulatory Proceedings” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2019, there were approximately 320 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2019 and 2018 were as follows:

		Price Range
		High	Low
2019:
	Fourth Quarter	$45.02	$35.02
	Third Quarter	$42.39	$34.10
	Second Quarter	$44.57	$35.73
	First Quarter	$49.74	$35.07
2018:
	Fourth Quarter	$57.00	$48.06
	Third Quarter	$53.57	$41.14
	Second Quarter	$46.96	$38.58
	First Quarter	$44.91	$38.14

Value over 5 years of $100 invested on September 30, 2014 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

300
250
200
150
100
50
-
2014
2015
2016
2017
2018
2019
INTL
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

We have never declared any cash dividends on our common stock, and do not currently have any plans to pay dividends on our common stock. The payment of cash dividends in the future is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, capital requirements, contractual restrictions and other relevant factors. Our credit agreements currently prohibit the payment of cash dividends by us.

On August 13, 2019, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on August 14, 2019 and ending on September 30, 2020. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2019 to July 31, 2019	—	$—	—	1,500,000
August 1, 2019 to August 31, 2019	76,052	37.55	76,052	1,423,948
September 1, 2019 to September 30, 2019	23,948	38.68	23,948	1,400,000
Total	100,000	$37.82	100,000
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2019	2018	2017	2016	2015
Revenues:
Sales of physical commodities	$31,830.3	$26,682.4	$28,673.3	$14,112.0	$34,089.9
Principal gains, net	415.8	354.1	297.0	312.2	317.7
Commissions and clearing fees	372.4	391.8	318.6	233.3	203.4
Consulting, management and account fees	79.6	71.1	65.0	42.2	42.8
Interest income	198.9	123.3	69.7	55.2	39.4
Total revenues	32,897.0	27,622.7	29,423.6	14,754.9	34,693.2
Cost of sales of physical commodities	31,790.9	26,646.9	28,639.6	14,083.9	34,068.9
Operating revenues	1,106.1	975.8	784.0	671.0	624.3
Transaction-based clearing expenses	183.5	179.7	136.3	129.9	122.7
Introducing broker commissions	114.7	133.8	113.0	68.9	52.7
Interest expense	154.7	80.7	42.1	28.3	17.1
Net operating revenues	653.2	581.6	492.6	443.9	431.8
Compensation and other expenses:
Compensation and benefits	393.1	337.7	295.7	263.9	251.1
Trading systems and market information	38.8	34.7	34.4	28.0	23.5
Occupancy and equipment rental	19.4	16.5	15.2	13.3	13.5
Professional fees	21.0	18.1	15.2	14.0	12.5
Travel and business development	16.2	13.8	13.3	11.5	10.5
Non-trading technology and support	20.1	13.9	11.6	7.1	4.7
Depreciation and amortization	14.0	11.6	9.8	8.2	7.2
Communications	6.6	5.4	5.0	4.7	4.6
Bad debts	2.5	3.1	4.3	4.4	7.3
(Recovery) bad debt on physical coal	(12.4)	1.0	47.0	—	—
Other	28.4	26.3	25.9	22.3	18.8
Total compensation and other expenses	547.7	482.1	477.4	377.4	353.7
Other gains	5.5	2.0	—	6.2	—
Income from continuing operations, before tax	111.0	101.5	15.2	72.7	78.1
Income tax expense	25.9	46.0	8.8	18.0	22.4
Net income	$85.1	$55.5	$6.4	$54.7	$55.7
Earnings per share:
Basic	$4.46	$2.93	$0.32	$2.94	$2.94
Diluted	$4.39	$2.87	$0.31	$2.90	$2.87
Number of shares:
Basic	18,738,905	18,549,011	18,395,987	18,410,561	18,525,374
Diluted	19,014,395	18,934,830	18,687,354	18,625,372	18,932,235

Other Data:
Return on average stockholders’ equity	15.5%	11.6%	1.5%	13.2%	15.0%
Employees, end of period	2,012	1,701	1,607	1,464	1,231
Compensation and benefits as a percentage of operating revenues	35.5%	34.6%	37.7%	39.3%	40.2%

Selected Balance Sheet Information:	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015
Total assets	$9,936.1	$7,824.7	$6,243.4	$5,950.3	$5,070.0
Lenders under loans	$202.3	$355.2	$230.2	$182.8	$41.6
Senior secured term loan, net	$167.6	$—	$—	$—	$—
Senior unsecured notes, net	$—	$—	$—	$44.5	$45.5
Stockholders’ equity	$594.2	$505.3	$449.9	$433.8	$397.1

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
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing post-trade services across asset classes and markets around the world. We help our clients to access market liquidity, maximize profits and manage risk. Our revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,000 employees as of September 30, 2019. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of September 30, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.2 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States (“U.S.”) signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We computed our income tax expense for the fiscal 2019 using a U.S. statutory tax rate of 21%. We computed income tax expense for fiscal 2018 using a U.S. statutory tax rate of 24.5%. See Note 19 of the Consolidated Financial Statements for additional information.
For fiscal 2018, we recorded tax expense of $8.6 million related to the remeasurement of deferred tax assets and liabilities. The Tax Reform also included a mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. For fiscal 2018, we recorded a transition tax obligation of $11.2 million. The accounting for the remeasurement of the deferred tax assets and liabilities, as well as the accounting for the mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of our foreign subsidiaries is complete.
Fiscal 2019 Highlights

•	Realized records in both operating revenues of $1,106.1 million and net income of $85.1 million.

•	Achieved a return on average stockholders’ equity of 15.5%, exceeding our internal target of 15%.

•	Executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited.

•
Acquired GMP Securities, LLC, expanding our institutional fixed-income trading offerings into high yield, convertible and emerging market debt securities, as well as adding new institutional clients to benefit from our full suite of financial services.

•	Acquired Carl Kliem S.A., an independent inter-dealer broker based in Luxembourg, providing us with a strong European client base, and an E.U. based footprint for us, post Brexit.

•	Acquired CoinInvest GmbH and European Precious Metal Trading GmbH, expanding our precious metals offering.

•
Launched a securities prime brokerage division, offering multi-asset prime brokerage, execution, outsourced trading, custody, and self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. Subsequently, expanding this initiative with the acquisition of Fillmore Advisors, LLC, a leading provider of outsourced trading solutions and operational consulting to institutional asset managers.

•
Our wholly-owned subsidiary, INTL FCStone Financial (Canada) Inc., became a member of the Investment Industry Regulatory Organization of Canada (“IIROC”), allowing us to offer exchange-traded financial products throughout Canada.

•	Amended our senior secured credit facility, extending the maturity through February 2022 and increasing the size of the facility to its current commitment of $393.0 million.
Executive Summary
Our net income increased $29.6 million to $85.1 million in fiscal 2019 compared to $55.5 million in fiscal 2018. Diluted earnings per share were $4.39 for fiscal 2019 compared to $2.87 in fiscal 2018. The calculation of diluted earnings per share is detailed in Note 3 of the Consolidated Financial Statements. Net income in fiscal 2018 included discrete income tax charges of $19.8 million related to the enactment of the Tax Reform described above. Excluding the impact of Tax Reform, net income in fiscal 2018, was $75.3 million.
Overall segment income increased $43.8 million, or 17% versus the prior year, with our Physical Commodities and Securities segments adding $21.4 million and $6.6 million, respectively versus fiscal 2018. In addition, our Global Payments and Clearing & Execution Services (“CES”) added $6.3 million and $5.8 million, respectively. Finally, our Commercial Hedging segment increased segment income by $3.7 million over the prior year period.
Our largest segment, Commercial Hedging increased segment income by 4%, to $100.1 million as a result of growth in both exchange-traded and OTC revenues as well as a $6.3 million increase in interest income. This operating revenue growth was partially offset by a $2.0 million increase in non-variable direct expenses.
Global Payments segment income increased 11%, to $66.1 million, primarily as a result of the increase in operating revenues, driven by 8% growth in the number of payments made and a 4% increase in the average revenue per trade versus fiscal 2018.

This operating revenue growth was partially offset by a $5.3 million increase in non-variable direct expenses related to the acquisition of PayCommerce Financial Solutions, LLC, as well as the addition of several new front office employees.
Segment income in our Securities segment increased 16%, to $47.4 million, primarily as a result of the $99.1 million increase in operating revenues versus the prior year. This growth was tempered by a $60.9 million increase in interest expense related to our securities lending and matched-book repurchase activities, as well as a $6.2 million increase in non-variable direct expenses. This non-variable direct expense growth was primarily related to the launch of our securities prime brokerage initiative as well as the acquisition of GMP Securities LLC.
Our Physical Commodities segment increased segment income by 129%, to $38.0 million versus the prior year. This increase was primarily driven by a $16.9 million increase in operating revenues, of which $13.9 million was attributable to our Precious Metals activities and $3.0 million to our Physical Ag & Energy business. In addition, during fiscal 2019 we recorded $12.4 million of recoveries on the bad debt on physical coal as detailed below in “Bad Debt and Recoveries on Physical Coal”. The prior year included $1.0 million of bad debt on physical coal related to our exit of the physical coal business.
Despite a 2% decline in operating revenues in our CES segment, segment income increased 12%, to $54.1 million, as a $21.0 million decline in operating revenues in our Exchange-Traded Futures & Options business was more than offset by lower related variable expenses. Our Correspondent Clearing, Independent Wealth Management and Derivative Voice Brokerage businesses each added operating revenues versus the prior year and contributed to the growth in segment income. Our FX Prime Brokerage business added $4.3 million in segment income versus the prior year as a result of an increase in operating revenues, as well as a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 61% of total expenses in the current period compared to 61% in the prior year period. Non-variable expenses increased $28.1 million, or 9%, year-over-year, primarily the result of our acquisitions of Carl Kliem S.A., PayCommerce Financial Solutions, LLC, CoinInvest GmbH, European Precious Metal Trading GmbH and GMP Securities LLC, as well as the launch of our securities prime brokerage initiative and our expansion efforts in Canada. While we view these acquisitions and expansion efforts as long-term strategic decisions, they resulted in a pre-tax net loss in fiscal 2019 of $10.3 million. Partially offsetting this loss, we recorded $5.5 million in ‘other gains’, related to bargain purchases among certain acquisitions in fiscal 2019. These gains are discussed further in Note 20 of the Consolidated Financial Statements.
Economic hedges in place against the effect of the devaluation of the Argentine peso on our Argentine operations resulted in a loss of operating revenues of $1.6 million in fiscal 2019, while the fiscal 2018 results included a $5.5 million gain in operating revenues, each presented in ‘principal gains, net’. The Argentine peso has historically served as our functional currency in the Argentine operations, and as such the revaluation of the net assets of our Argentine subsidiaries was recorded as a component of accumulated other comprehensive loss, net in the consolidated balance sheets. In fiscal 2018, the Argentinian economy was determined to be highly inflationary and as such, beginning July 1, 2018, the functional currency for our Argentine subsidiaries is the U.S. dollar and prospectively the corresponding revaluations of the net assets of these subsidiaries are recorded in earnings each quarter in the consolidated income statements while the highly inflationary designation continues.
Finally, during fiscal 2018 we recorded a $2.0 million gain related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding. See Note 12 of the Consolidated Financial Statements for additional information on the Sentinel litigation.
Bad Debt and Recoveries on Physical Coal
During fiscal 2017 and fiscal 2018, we recorded charges to earnings of $47.0 million and $1.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal included allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid and payable by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts. During fiscal 2018, we completed our exit of the physical coal business.
During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, in September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. We have presented the bad debt on physical coal and subsequent recoveries separately as a component of income before tax in our consolidated income statements.

Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2019, 2018, and 2017.
Financial Overview
The following table shows an overview of our financial results:

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Revenues:
Sales of physical commodities	$31,830.3	19%	$26,682.4	(7)%	$28,673.3
Principal gains, net	415.8	17%	354.1	19%	297.0
Commission and clearing fees	372.4	(5)%	391.8	23%	318.6
Consulting, management, and account fees	79.6	12%	71.1	9%	65.0
Interest income	198.9	61%	123.3	77%	69.7
Total revenues	32,897.0	19%	27,622.7	(6)%	29,423.6
Cost of sales of physical commodities	31,790.9	19%	26,646.9	(7)%	28,639.6
Operating revenues	1,106.1	13%	975.8	24%	784.0
Transaction-based clearing expenses	183.5	2%	179.7	32%	136.3
Introducing broker commissions	114.7	(14)%	133.8	18%	113.0
Interest expense	154.7	92%	80.7	92%	42.1
Net operating revenues	653.2	12%	581.6	18%	492.6
Compensation and benefits	393.1	16%	337.7	14%	295.7
Bad debts	2.5	(19)%	3.1	(28)%	4.3
(Recovery) bad debt on physical coal	(12.4)	n/m	1.0	(98)%	47.0
Other expenses	164.5	17%	140.3	8%	130.4
Total compensation and other expenses	547.7	14%	482.1	1%	477.4
Other gains	5.5	175%	2.0	n/m	—
Income before tax	111.0	9%	101.5	568%	15.2
Income tax expense	25.9	(44)%	46.0	423%	8.8
Net income	$85.1	53%	$55.5	767%	$6.4
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	128,897.5	—%	129,486.5	31%	99,148.4
OTC (contracts, 000’s)	1,772.0	12%	1,582.9	12%	1,410.0
Global Payments (# of payments, 000’s)	690.4	8%	639.5	(1)%	648.9
Gold equivalent ounces traded (000’s)	370,400.3	47%	251,530.2	83%	137,235.3
Equity Capital Markets (gross dollar volume, millions)	$150,454.1	28%	$117,771.7	34%	$87,789.8
Debt Capital Markets (gross dollar volume, millions)	$212,537.3	59%	$134,032.0	1%	$133,352.3
FX Prime Brokerage volume (U.S. notional, millions)	$352,624.7	(12)%	$401,116.9	(35)%	$620,917.8
Average assets under management in Argentina (U.S. dollar, millions)	$326.6	(23)%	$424.9	(25)%	$564.9
Average client equity - futures and options (millions)	$2,072.5	(5)%	$2,180.4	8%	$2,015.9
Average money market / FDIC sweep client balances (millions)	$790.9	(1)%	$802.3	(18)%	$974.1

Operating Revenues
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 13% to $1,106.1 million in fiscal 2019 compared to $975.8 million in fiscal 2018. All segments of our business achieved growth in operating revenues versus the prior year, with the exception of our Clearing and Execution Services segment which declined $6.3 million versus fiscal 2018. The largest growth came from our Securities segment which added $99.1 million in operating revenue versus fiscal 2018. Our Physical Commodities and Commercial Hedging segments added $16.9 million and $15.7 million in operating revenues, respectively. Finally, our Global Payments segment grew operating revenues by $13.6 million over fiscal 2018.
Operating revenues in our Securities segment increased 51% to $295.3 million in fiscal 2019 compared to fiscal 2018. The Equity Capital Markets business increased 51%, to $140.7 million, as the gross dollar volume traded increased 28% as a result of increased market volatility and market share as well as a $24.9 million increase in our conduit securities lending activities. Operating revenues in our Debt Capital Markets business increased 55%, to $147.3 million versus fiscal 2018, driven by an increase in interest income in our domestic institutional fixed income business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by lower operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues declined 5%, to $7.3 million in fiscal 2019, as the average assets under management in Argentina declined 23%. Overall, the Securities segment operating revenues benefited from a $56.1 million increase in interest income, primarily in our domestic institutional fixed income and conduit securities lending activities.
Operating revenues in Commercial Hedging increased 5% to $302.4 million in fiscal 2019. Exchange-traded revenues increased $6.1 million as a results of a 1% increase in exchange-traded volumes as well as a 2% increase in the average rate per contract as compared to the prior year. OTC revenues were increased $2.7 million versus the prior year as a result of a 12% increase in OTC volumes, which was partially offset by an 8% decline in the average rate per contract. Interest income increased $6.3 million versus the prior year as a result of an increase in short term interest rates, while average client equity increased 1% over the prior year period.
Operating revenues in our Global Payments segment increased 14% in fiscal 2019 to $112.8 million, as a result of an 8% increase in the number of global payments made as well as a 4% increase in the average revenue per payment.
Our Physical Commodities segment operating revenues increased 30% to $73.8 million in fiscal 2019, as a result of a $13.9 million increase in Precious Metals operating revenues as well as a $3.0 million increase in Physical Ag & Energy operating revenues.
Operating revenues in our CES segment declined 2% to $326.1 million in fiscal 2019 compared to fiscal 2018. Exchange-Traded Futures & Options operating revenues declined 11% versus the prior year to $162.4 million, as exchange-traded volumes were relatively flat with fiscal 2018, however the average rate per contract declined 18%. The effect of the decline in average rate per contract was partially offset by a $10.0 million increase in interest income as compared to fiscal 2018. Our FX Prime Brokerage business added $4.7 million in operating revenues versus the prior year, primarily driven by a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter. Our Derivative Voice Brokerage business added $0.5 million versus fiscal 2018, while the Correspondent Clearing and Independent Wealth Management businesses added $5.1 million and $4.4 million in operating revenues, respectively compared to fiscal 2018.
Interest income increased $75.6 million to $198.9 million in fiscal 2019 compared to fiscal 2018, primarily as a result of $56.1 million increase in interest income in our Securities segment. Average client equity in the Financial Ag & Energy and Exchange-Traded Futures & Options components of our Commercial Hedging and CES segments decreased 5% to $2.1 billion in fiscal 2019, however the increase in short-term interest rates resulted in an aggregate $13.4 million increase in interest income in these businesses.
See Segment Information below for additional information on activity in each of the segments.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 24% to $975.8 million in fiscal 2018 compared to $784.0 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, with the largest growth coming in our CES segment which added $72.6 million in operating revenues. In addition, Commercial Hedging segment operating revenues increased $42.1 million, while operating revenues in our Securities segment added $44.5 million versus the prior year. Our Physical Commodities and Global Payment segments grew $12.1 million and $10.0 million, respectively.
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
Operating revenues in our Securities segment increased 29% to $196.2 million in fiscal 2018 compared to the prior year. Equity Capital Markets increased operating revenues 64% versus the prior year, to $93.2 million, as the gross dollar volume traded increased 35% as a result of increased market volatility, the on-boarding of new clients and increased market share. Operating revenues in our Debt Capital Markets business increased 15%, to $95.3 million versus the prior year, with increases in activity in our municipal securities business as well as an increase in interest income in our domestic institutional fixed income business, partially offset by lower operating revenues in Argentina. The prior year period included a $2.5 million realized gain on the sale of exchange shares in Argentina. Asset Management operating revenues declined 35% to $7.7 million in fiscal 2018, as the average assets under management declined 25%. Our Securities segment operating revenues benefited from a $26.7 million increase in interest income, primarily in our domestic institutional fixed income and securities lending activities.
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
Interest and Transactional Expenses
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses increased 2% to $183.5 million in fiscal 2019 compared to $179.7 million in fiscal 2018, and were 17% of operating revenues in fiscal 2019 compared to 18% in fiscal 2018. The increase in expense is primarily related to increases in ADR conversion fees and exchange fees, partially offset by lower transaction taxes, in our Equity Capital Markets component. Also, our Debt Capital Markets component had an increase in expenses related to our activities conducted as an institutional dealer in fixed income securities and from the acquisition of GMP Securities, LLC. Additionally, higher volumes in our LME component resulted in higher expenses. These increases were partially offset by a decrease in expense resulting from lower volumes in our Exchange-Traded Futures & Options component.
Introducing broker commissions: Introducing broker commissions decreased 14% to $114.7 million in fiscal 2019 compared to $133.8 million in fiscal 2018, and were 10% of operating revenues in fiscal 2019 compared to 14% in fiscal 2018. The decrease in the percentage of introducing broker commissions as a percentage of operating revenues is primarily a result of the growth in interest income. The decrease in expense is primarily due to decreased activity in our Exchange-Traded Futures & Options component and lower costs in our Argentinian Debt Capital Markets business, partially offset by expense increases in our Financial Ag & Energy and Independent Wealth Management components as a result of higher revenues.
Interest expense: Interest expense increased $74.0 million, or 92%, to $154.7 million in fiscal 2019 compared to $80.7 million in fiscal 2018. During fiscal 2019 and fiscal 2018, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $142.0 million and $70.5 million, respectively, and interest expense related to corporate funding purposes was $12.7 million and $10.2 million, respectively. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options component, and higher short-term rates along with higher average borrowings outstanding on our physical commodities financing facilities resulted in increased expense.
During fiscal 2019, interest expense directly attributable to trading activities includes $73.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $35.8 million in connection with securities lending activities. During fiscal 2018, interest expense directly attributable to trading activities included $38.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $13.2 million in connection with securities lending activities.
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
During fiscal 2018, interest expense directly attributable to trading activities includes $38.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $13.2 million in connection with securities lending activities, started up during fiscal 2017 in our Equity Capital Markets component. During fiscal 2017, interest expense directly attributable to trading activities included $20.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $1.3 million in connection with securities lending activities. Also, an increase in short-term rates resulted in higher costs in our Exchange-Traded Futures & Options and Financial Ag & Energy components. Additionally, higher short-term rates along with higher average borrowings outstanding on our physical commodities financing facilities resulted in increased expense.
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
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Net operating revenues increased 12% to $653.2 million in fiscal 2019 compared to $581.6 million in fiscal 2018.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Net operating revenues increased $89.0 million, or 18%, to $581.6 million in fiscal 2018 compared to $492.6 million in fiscal 2017.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Compensation and benefits:
Variable compensation and benefits	$211.6	22%	$174.1	26%	$138.7
Fixed compensation and benefits	181.5	11%	163.6	4%	157.0
	393.1	16%	337.7	14%	295.7
Other expenses:
Trading systems and market information	38.8	12%	34.7	1%	34.4
Occupancy and equipment rental	19.4	18%	16.5	9%	15.2
Professional fees	21.0	16%	18.1	19%	15.2
Travel and business development	16.2	17%	13.8	4%	13.3
Non-trading technology and support	20.1	45%	13.9	20%	11.6
Depreciation and amortization	14.0	21%	11.6	18%	9.8
Communications	6.6	22%	5.4	8%	5.0
Bad debts	2.5	(19)%	3.1	(28)%	4.3
(Recovery) bad debt on physical coal	(12.4)	n/m	1.0	(98)%	47.0
Other	28.4	8%	26.3	2%	25.9
	154.6	7%	144.4	(21)%	181.7
Total compensation and other expenses	$547.7	14%	$482.1	1%	$477.4

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Compensation and Other Expenses: Compensation and other expenses increased $65.6 million, or 14%, to $547.7 million in fiscal 2019 compared to $482.1 million in fiscal 2018. Compensation and other expenses related to acquisitions and new business initiatives during fiscal 2019 added $25.3 million.
Compensation and Benefits: Total compensation and benefits expense increased $55.4 million, or 16% to $393.1 million in fiscal 2019 compared to $337.7 million in fiscal 2018. Total compensation and benefits were 36% of operating revenues in fiscal 2019 compared to 35% in fiscal 2018. The variable portion of compensation and benefits increased $37.5 million, or 22%, to $211.6 million in fiscal 2019 compared to $174.1 million in fiscal 2018. Variable compensation and benefits were 32% of net operating revenues in fiscal 2019 compared to 30% in fiscal 2018. The primary driver of the increase in variable compensation is the increased front office variable incentive compensation of $31.7 million. Additionally, administrative, centralized operations and executive incentive compensation increased $5.8 million to $30.4 million in fiscal 2019 compared to $24.6 million in fiscal 2018, primarily due to increased headcount and company performance.
The fixed portion of compensation and benefits increased $17.9 million, or 11% to $181.5 million in fiscal 2019 compared to $163.6 million in fiscal 2018. Non-variable salaries increased $11.5 million, or 10%, primarily due to our recent acquisitions and new business initiatives, which added $8.0 million in fiscal 2019. Employee benefits, excluding share-based compensation, increased $7.0 million in fiscal 2019, primarily related to higher payroll, health care and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $8.1 million in fiscal 2019 compared to $6.6 million in fiscal 2018. The number of employees was 2,012 at the end of fiscal 2019 compared to 1,701 at the end of fiscal 2018.
Other Expenses: Other non-compensation expenses increased $10.2 million, or 7% to $154.6 million in fiscal 2019 compared to $144.4 million in fiscal 2018. Other non-compensation expenses related to acquisitions and new business initiatives during fiscal 2019 added $7.9 million.
Trading systems and market information costs increased $4.1 million, primarily due to higher costs in our Financial Ag & Energy, Equity Capital Markets and Debt Capital Markets businesses, including $1.5 million in incremental costs due to acquisitions and new business initiatives during fiscal 2019. Occupancy and equipment rental increased $2.9 million, primarily related to higher office lease costs, including $1.1 million in incremental costs of office space from recent acquisitions during fiscal 2019. Professional fees increased $2.9 million, primarily related to higher legal fees, including $1.0 million of contingency-based legal fees resulting from successful outcomes of monetary collections. Non-trading technology and support increased $6.2 million, primarily due to higher support and maintenance costs related to various IT, client engagement, accounting and human resources systems, as well as $0.8 million in incremental costs due to acquisitions and new business initiatives during fiscal 2019. Depreciation and amortization increased primarily due to higher depreciation expense of leaseholds and IT equipment, and higher amortization expense of intangible assets recorded as part of the acquisitions completed during fiscal 2019. Communications expenses increased $1.2 million, primarily related to incremental costs due to acquisitions during fiscal 2019.
Excluding the bad debt on physical coal discussed below, bad debts decreased $0.6 million year-over-year. During fiscal 2019, bad debts were $2.5 million, primarily related to $2.7 million of OTC client account deficits in the Commercial Hedging segment, and $1.4 million in the Clearing & Execution Services segment, partially offset by a $1.4 million client recovery across the Commercial Hedging segment and the Physical Commodities segment. During fiscal 2018, bad debts were $3.1 million, primarily related to $2.8 million of agricultural OTC client account deficits in our Commercial Hedging segment and $0.4 million of exchange-traded client account deficits in our Clearing & Execution Services segment.
(Recovery) Bad Debt on Physical Coal: During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, in September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. During fiscal 2018, we recorded additional bad debt expense of $1.0 million related to reimbursement due to us from a coal supplier following our recorded charge of $47.0 million during the fourth quarter of fiscal 2017.
Other Gains: The results of fiscal 2019 include bargain purchase gains of $5.5 million, primarily related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC). The fiscal 2018 results include a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.
Provision for Taxes: The effective income tax rate was 23% in fiscal 2019 compared to 45% in fiscal 2018. The effective income tax rate for fiscal 2019 was higher than the U.S. federal statutory rate of 21% due to global intangible low-taxed income (“GILTI”), earnings taxed at a higher rate, foreign permanent differences and an increase to foreign valuation allowances. The estimated federal and state tax expense from GILTI increased the effective income tax rate approximately 2%. The bargain purchase gain of $5.5 million is not taxable and reduced the effective income tax rate 1%. The amount of earnings taxed at higher tax rates increased the effective income tax rate 1%, and the increase in foreign valuation allowances also increased the effective income tax rate 1%. The effective income tax rate for fiscal 2018 excluding the impacts of the Tax Reform was 26%. The effective income tax rate decreased 0.5% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
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
Other Expenses: Other non-compensation expenses decreased by 21% to $144.4 million in fiscal 2018 compared to $181.7 million in fiscal 2017. Professional fees increased 19%, primarily due to higher legal fees related to the bad debt on physical coal and higher consulting fees primarily related to administrative system evaluations. Depreciation and amortization increased primarily due to depreciation of the new trading system for certain OTC commodities business activities, placed in service during the fourth quarter of fiscal 2017.
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
Bad Debt on Physical Coal: During the first quarter of fiscal 2018 and the fourth quarter of fiscal 2017, we recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to the bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. During fiscal 2018, we completed our exit of the physical coal business. Components of the bad debt on physical coal included allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts.
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

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Compensation and benefits:
Variable compensation and benefits	$27.7	24%	$22.4	51%	$14.8
Fixed compensation and benefits	72.8	14%	63.9	7%	59.7
	100.5	16%	86.3	16%	74.5
Other expenses:
Trading systems and market information	2.7	(10)%	3.0	15%	2.6
Occupancy and equipment rental	19.3	17%	16.5	9%	15.1
Professional fees	13.3	27%	10.5	25%	8.4
Travel and business development	3.8	15%	3.3	3%	3.2
Non-trading technology and support	15.1	39%	10.9	27%	8.6
Depreciation and amortization	10.8	16%	9.3	13%	8.2
Communications	6.2	24%	5.0	11%	4.5
Other	17.7	2%	17.4	43%	12.2
	88.9	17%	75.9	21%	62.8
Total compensation and other expenses	$189.4	17%	$162.2	18%	$137.3

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Total unallocated costs and other expenses increased $27.2 million to $189.4 million in fiscal 2019 compared to $162.2 million in fiscal 2018. Compensation and benefits increased $14.2 million, or 16% to $100.5 million in fiscal 2019 compared to $86.3 million in fiscal 2018, of which $2.2 million relates to recent acquisitions. Other non-compensation expenses related to acquisitions and new business initiatives during fiscal 2019 added $3.6 million.
During the fiscal year ended, the increase in fixed compensation and benefits and variable compensation and benefits is also related to headcount increases across several administrative departments. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT, client engagement, accounting and human resources systems.
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
Variable vs. Fixed Expenses
The table below shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2019, 2018, and 2017, respectively.

	Year Ended September 30,
(in millions)	2019	% of Total	2018	% of Total	2017	% of Total
Variable compensation and benefits	$211.6	25%	$174.1	22%	$138.7	19%
Transaction-based clearing expenses	183.5	22%	179.7	23%	136.3	19%
Introducing broker commissions	114.7	14%	133.8	16%	113.0	15%
Total variable expenses	509.8	61%	487.6	61%	388.0	53%
Fixed compensation and benefits	181.5	21%	163.6	21%	157.0	22%
Other fixed expenses	164.5	19%	140.3	18%	130.4	18%
Bad debts	2.5	—%	3.1	—%	4.3	1%
(Recovery) bad debt on physical coal	(12.4)	(1)%	1.0	—%	47.0	6%
Total non-variable expenses	336.1	39%	308.0	39%	338.7	47%
Total non-interest expenses	$845.9	100%	$795.6	100%	$726.7	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 61% in fiscal 2019, 61% in fiscal 2018 and 53% in fiscal 2017.
Non-variable expenses, excluding bad debts and the recoveries and bad debt on physical coal, increased $42.1 million, or 14%, year-over-year, primarily driven by our acquisitions of Carl Kliem S.A., PayCommerce Financial Solutions, LLC, CoinInvest GmbH, European Precious Metal Trading GmbH and GMP Securities LLC, as well as the launch of our securities prime brokerage initiative and our expansion efforts in Canada. While we view these acquisitions and expansion efforts as long-term strategic decisions, they resulted in a pre-tax net loss of $10.3 million for fiscal 2019.
The lower percentage of variable expenses in fiscal 2017 was primarily due to there being no executive team incentive compensation in fiscal 2017 due to the bad debt on physical coal - see the discussion in the Executive Summary previously discussed for additional information.

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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2019	% of Operating Revenues	2018	% of Operating Revenues	2017	% of Operating Revenues
Sales of physical commodities	$31,830.3		$26,682.4		$28,673.3
Principal gains, net	412.8		342.8		300.2
Commission and clearing fees	373.0		392.5		312.1
Consulting, management, and account fees	77.2		69.1		63.8
Interest income	208.0		131.5		80.3
Total revenues	32,901.3		27,618.3		29,429.7
Cost of sales of physical commodities	31,790.9		26,646.9		28,639.6
Operating revenues	1,110.4	100%	971.4	100%	790.1	100%
Transaction-based clearing expenses	182.6	16%	178.7	18%	133.9	17%
Introducing broker commissions	114.6	10%	133.7	14%	112.9	14%
Interest expense	149.2	13%	77.1	8%	34.3	4%
Net operating revenues	664.0		581.9		509.0
Variable direct compensation and benefits	181.2	16%	149.5	15%	122.0	15%
Net contribution	482.8		432.4		387.0
Fixed compensation and benefits	93.5		84.2		83.5
Other fixed expenses	93.5		82.2		83.2
Bad debts	2.5		3.1		4.3
(Recovery) bad debt on physical coal	(12.4)		1.0		47.0
Total non-variable direct expenses	177.1	16%	170.5	18%	218.0	28%
Segment income	$305.7		$261.9		$169.0
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Net contribution for all of our business segments increased 12% to $482.8 million in fiscal 2019 compared to $432.4 million in the prior year. Segment income increased 17% to $305.7 million in fiscal 2019 compared to $261.9 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	135.5	5%	129.0	16%	111.1
Commission and clearing fees	121.9	2%	119.5	13%	105.5
Consulting, management and account fees	15.9	3%	15.4	5%	14.7
Interest income	29.1	28%	22.8	71%	13.3
Total revenues	302.4	5%	286.7	17%	244.6
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	302.4	5%	286.7	17%	244.6
Transaction-based clearing expenses	37.9	3%	36.9	24%	29.8
Introducing broker commissions	26.1	21%	21.5	8%	19.9
Interest expense	1.9	—%	1.9	217%	0.6
Net operating revenues	236.5	4%	226.4	17%	194.3
Variable direct compensation and benefits	66.1	7%	61.7	18%	52.5
Net contribution	170.4	3%	164.7	16%	141.8
Fixed compensation and benefits	33.1	6%	31.1	4%	29.8
Other fixed expenses	35.9	4%	34.4	(3)%	35.4
Bad debts	1.3	(54)%	2.8	(26)%	3.8
Non-variable direct expenses	70.3	3%	68.3	(1)%	69.0
Segment income	$100.1	4%	$96.4	32%	$72.8
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$84.2	8%	$78.1	9%	$71.8
Energy and renewable fuels	8.4	(2)%	8.6	28%	6.7
LME metals	52.6	7%	49.0	(2)%	50.1
Other	11.2	(23)%	14.6	100%	7.3
	$156.4	4%	$150.3	11%	$135.9
Selected data:
Futures and options (contracts, 000’s)	27,985.0	1%	27,586.8	16%	23,785.7
Average rate per contract	$5.49	2%	$5.36	(4)%	$5.61
Average client equity - futures and options (millions)	$947.7	1%	$938.0	—%	$938.1

	OTC
	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Transactional revenues (in millions):
Agricultural	$76.7	1%	$76.0	42%	$53.4
Energy and renewable fuels	18.0	23%	14.6	(21)%	18.4
Other	6.3	(18)%	7.7	(13)%	8.9
	$101.0	3%	$98.3	22%	$80.7
Selected data:
Volume (contracts, 000’s)	1,772.0	12%	1,582.9	12%	1,410.0
Average rate per contract	$55.19	(8)%	$60.08	10%	$54.61
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 5% to $302.4 million in fiscal 2019 compared to $286.7 million in fiscal 2018. Exchange-traded revenues increased 4% to $156.4 million in fiscal 2019 driven by increases in agricultural commodities, particularly in domestic grain markets, as well as in LME metals which were partially offset by declines in activity from certain omnibus relationships in the Far East, which are reflected in the ‘Other’ category above. Overall exchange-traded contract volume increased 1%, while the average rate per contract increased 2% to $5.49.
OTC revenues increased 3%, to $101.0 million in fiscal 2019 driven by a 12% increase in OTC volumes which was partially offset by an 8% decline in the average rate per contract compared to the prior year. The increase in OTC revenues was a result of increased activity in agricultural markets, particularly in grain and coffee markets in Brazil and Latin America as well as in energy and renewable fuels. These increases were offset by lower OTC revenues in cotton and food service and dairy markets.
Consulting, management and account fees increased 3% to $15.9 million in fiscal 2019 compared to $15.4 million in fiscal 2018 while interest income increased 28%, to $29.1 million, in fiscal 2019 compared to $22.8 million in fiscal 2018. The increase in interest income was driven by an increase in short term interest rates, as average client equity was relatively flat with the prior fiscal year at $947.7 million.
Segment income increased 4% to $100.1 million in fiscal 2019 compared to $96.4 million in fiscal 2018, driven by the growth in operating revenues and a $1.5 million reduction in bad debt expense. This growth was partially offset by a $2.0 million increase in fixed compensation and benefits. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 43% in fiscal 2019 as compared to 42% in fiscal 2018.
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
Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 170 countries and 140 currencies, which we believe is more than any other payments solution provider.
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
Additionally, as a member of the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”), we are able to offer our services to large money center and global banks seeking more competitive international payment services. In addition, we operate a fully accredited SWIFT Service Bureau which facilitates cross-border payments and acceptance transactions for financial institutions, trade networks and corporations.

Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through our global network of approximately 325 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	107.1	13%	95.0	10%	86.7
Commission and clearing fees	3.8	(3)%	3.9	56%	2.5
Consulting, management, account fees	1.8	800%	0.2	n/m	—
Interest income	0.1	—	0.1	n/m	—
Total revenues	112.8	14%	99.2	11%	89.2
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	112.8	14%	99.2	11%	89.2
Transaction-based clearing expenses	4.9	14%	4.3	(7)%	4.6
Introducing broker commissions	0.8	(33)%	1.2	(68)%	3.8
Interest expense	0.1	(50)%	0.2	—%	0.2
Net operating revenues	107.0	14%	93.5	16%	80.6
Variable compensation and benefits	20.4	10%	18.5	14%	16.2
Net contribution	86.6	15%	75.0	16%	64.4
Fixed compensation and benefits	9.8	46%	6.7	29%	5.2
Other fixed expenses	10.7	26%	8.5	(1)%	8.6
Bad debts	—	—%	—	—%	—
Total non-variable direct expenses	20.5	35%	15.2	10%	13.8
Segment income	$66.1	11%	$59.8	18%	$50.6
Selected data:
Global Payments (# of payments, 000’s)	690.4	8%	639.5	(1)%	648.9
Average revenue per payment	$160.63	4%	$155.12	13%	$137.46
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 14% to $112.8 million in fiscal 2019 compared to $99.2 million in fiscal 2018, driven by 8% growth in the volume of payments made and a 4% increase in the average revenue per payment compared to fiscal 2018. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
Segment income increased 11% to $66.1 million in fiscal 2019 compared to $59.8 million in fiscal 2018. This increase primarily resulted from the increase in operating revenues, partially offset by a $5.3 million increase in non-variable direct expenses versus the prior year period, primarily driven by the acquisition of PayCommerce Financial Solutions, LLC in the fourth quarter of fiscal 2018 as well as the addition of several new front office employees. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 23% in fiscal 2019 compared to 24% in fiscal 2018, primarily as a result of a decrease in variable compensation.
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
Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, making markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina and Brazil where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	128.7	45%	88.9	9%	81.7
Commission and clearing fees	30.6	23%	24.9	139%	10.4
Consulting, management, and account fees	7.2	(26)%	9.7	(29)%	13.6
Interest income	128.8	77%	72.7	58%	46.0
Total revenues	295.3	51%	196.2	29%	151.7
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	295.3	51%	196.2	29%	151.7
Transaction-based clearing expenses	45.3	12%	40.6	66%	24.5
Introducing broker commissions	2.3	(56)%	5.2	(35)%	8.0
Interest expense	116.7	109%	55.8	127%	24.6
Net operating revenues	131.0	38%	94.6	—%	94.6
Variable compensation and benefits	49.1	93%	25.5	34%	19.0
Net contribution	81.9	19%	69.1	(9)%	75.6
Fixed compensation and benefits	20.0	11%	18.0	(4)%	18.7
Other fixed expenses	14.5	41%	10.3	—%	10.3
Bad debts	—	—%	—	—%	—
Total non-variable direct expenses	34.5	22%	28.3	(2)%	29.0
Segment income	$47.4	16%	$40.8	(12)%	$46.6

The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Operating revenues by product line (in millions):
Equity Capital Markets	$140.7	51%	$93.2	64%	$56.7
Debt Capital Markets	147.3	55%	95.3	15%	83.1
Asset Management	7.3	(5)%	7.7	(35)%	11.9
	$295.3	51%	$196.2	29%	$151.7
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$150,454.1	28%	$117,771.7	34%	$87,789.8
Equity Capital Markets revenue per $1,000 traded	$0.67	—%	$0.67	3%	$0.65
Debt Capital Markets (principal dollar volume, millions)	$212,537.3	59%	$134,032.0	1%	$133,352.3
Debt Capital Markets revenue per $1,000 traded	$0.69	(3)%	$0.71	15%	$0.62
Average assets under management in Argentina (millions)	$326.6	(23)%	$424.9	(25)%	$564.9
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 51% to $295.3 million in fiscal 2019 compared to $196.2 million in fiscal 2018.
Operating revenues in Equity Capital Markets increased 51% in fiscal 2019 compared to fiscal 2018. This increase was partially driven by our principal and agency trading activities, as gross dollar volume traded increased 28% driven both by increased market volatility and market share. In addition, the increase in Equity Capital Market operating revenues were driven by a $24.9 million increase in revenues from our conduit securities lending activities. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 55% in fiscal 2019 compared to fiscal 2018 as a result of a 59% increase in the principal dollar volume traded as compared to the prior year. This growth was primarily a result of an increase in activity in our domestic institutional dealer in fixed income securities business and to a lesser extent the acquisition of GMP Securities LLC. These increases were partially offset by a decline in operating revenues in our Argentina and municipal securities businesses. Asset Management operating revenues decreased 5% in fiscal 2019 compared to fiscal 2018 as average assets under management in Argentina decreased 23% to $326.6 million in fiscal 2019 compared to $424.9 million in fiscal 2018. The decline in both Asset Management operating revenues and average assets under management in Argentina are primarily driven by difficult market conditions in Argentina including the devaluation of the Argentine Peso as well as elevated interest and inflation rates.
Segment income increased 16% to $47.4 million in fiscal 2019 compared to $40.8 million in fiscal 2018, primarily as a result of the increase in operating revenues noted above, which were tempered by higher interest expense in our institutional fixed income dealer as well as in our conduit securities lending activities combined with a decline in profitability in our municipal securities business. Non-variable direct expenses increased $6.2 million, or 22% versus fiscal 2018, primarily as a result of the acquisitions of GMP Securities and Carl Kliem as well as the launch of our securities prime brokerage, institutional sales and Canadian initiatives. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 33% in fiscal 2019 compared to 36% in fiscal 2018, primarily as the result of a decrease in transaction-based clearing expenses and introducing broker commissions which was partially offset by higher variable compensation.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Operating revenues increased 29% to $196.2 million in fiscal 2018 compared to $151.7 million in fiscal 2017.
Operating revenues in Equity Capital Markets increased 64%, to $93.2 million in fiscal 2018 compared to fiscal 2017, as a result of a 34% increase in the gross dollar volume traded as well as a 3% increase in the average revenue per $1,000 traded. An increase in market volatility led to increases in both the gross dollar volume traded as well as the average revenue per $1,000 traded, while gross dollar volume also benefited from the on-boarding of new clients and an increase in market share. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 15% to $95.3 million in fiscal 2018 compared to fiscal 2017, primarily as a result of an increase in interest income in our domestic institutional fixed income business as well as increased activity in our municipal securities businesses. Operating revenues in the prior year period included a $2.1 million gain on the sale of exchange shares held in Argentina. Asset Management operating revenues in fiscal 2018 decreased 35% to $7.7 million in fiscal 2018 versus $11.9 million in fiscal 2017 as a result of difficult market conditions in Argentina. Average assets under management in Argentina were $424.9 million in fiscal 2018 compared to $564.9 million in fiscal 2017.
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
Physical Commodities
The Physical Commodities segment consists of our Precious Metals trading and Physical Ag & Energy commodity businesses. In Precious Metals, we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. Through our websites, we provide clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice. In our trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Revenues:
Sales of physical commodities	$31,830.3	19%	$26,682.4	(7)%	$28,673.3
Principal gains, net	20.6	84%	11.2	460%	2.0
Commission and clearing fees	(0.1)	(106)%	1.8	80%	1.0
Consulting, management, and account fees	2.7	108%	1.3	8%	1.2
Interest income	11.2	58%	7.1	3%	6.9
Total revenues	31,864.7	19%	26,703.8	(7)%	28,684.4
Cost of sales of physical commodities	31,790.9	19%	26,646.9	(7)%	28,639.6
Operating revenues	73.8	30%	56.9	27%	44.8
Transaction-based clearing expenses	1.0	—%	1.0	25%	0.8
Introducing broker commissions	0.8	300%	0.2	(50)%	0.4
Interest expense	15.7	44%	10.9	73%	6.3
Net operating revenues	56.3	26%	44.8	20%	37.3
Variable compensation and benefits	15.8	22%	13.0	29%	10.1
Net contribution	40.5	27%	31.8	17%	27.2
Fixed compensation and benefits	9.0	13%	8.0	16%	6.9
Other fixed expenses	6.0	(5)%	6.3	58%	4.0
Bad debts (recovery)	(0.1)	—%	(0.1)	(114)%	0.7
(Recovery) bad debt on physical coal	(12.4)	(1,340)%	1.0	(98)%	47.0
Total non-variable direct expenses	2.5	(84)%	15.2	(74)%	58.6
Segment income (loss)	$38.0	129%	$16.6	(153)%	$(31.4)

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Total revenues	$30,685.9	19%	$25,779.2	(8)%	$27,958.9
Cost of sales of physical commodities	30,642.2	19%	25,749.4	(8)%	27,932.8
Operating revenues	$43.7	47%	$29.8	14%	$26.1
Selected data:
Gold equivalent ounces traded (000’s)	370,400.3	47%	251,530.2	83%	137,235.3
Average revenue per ounce traded	$0.12	—%	$0.12	(37)%	$0.19

	Physical Ag & Energy
	Year Ended September 30,
	2019	% Change	2018	% Change	2017
Total revenues	$1,178.8	27%	$924.6	27%	$725.6
Cost of sales of physical commodities	1,148.7	28%	897.5	27%	706.9
Operating revenues	$30.1	11%	$27.1	45%	$18.7
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues for Physical Commodities increased 30% to $73.8 million in fiscal 2019 compared to $56.9 million in fiscal 2018.
Precious Metals operating revenues increased 47% to $43.7 million in fiscal 2019 compared to $29.8 million in fiscal 2018, as a result of a 47% increase in the number of gold equivalent ounces traded as the result of both increased market volatility as well as increased volumes traded on our electronic platform. The average revenue per ounce traded was flat with fiscal 2018.
Operating revenues in Physical Ag & Energy increased 11% to $30.1 million in fiscal 2019 compared to $27.1 million in fiscal 2018. The increase in operating revenues is largely due to increased activity in commodity financing and pricing programs, which was tempered by lower activity in cotton and edible oil markets as opposed to fiscal 2018.
During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. In September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. Fiscal 2018 included $1.0 million of bad debt on physical coal related to our exit of the physical coal business.
Segment income increased 129% to $38.0 million in fiscal 2019 compared to $16.6 million in fiscal 2018 driven by the increase in operating revenues as well as the recovery on the bad debt on physical coal. The increase in operating revenues was partially offset by a $4.8 million increase in interest expense as well as a $1.0 million increase in non-variable compensation and benefits.
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
Segment income was $16.6 million in fiscal 2018 compared to a segment loss of $31.4 million in fiscal 2017. Segment income in fiscal 2018 included a $1.0 million charge to earnings for an allowance for doubtful accounts related to a bad debt incurred in our physical coal business. The segment loss in fiscal 2017 included a $47.0 million charge to earnings to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business. During fiscal 2018, we exited the physical coal business, which was conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd. See Executive Summary for additional information related to the Bad Debt and Recoveries on Physical Coal. Variable expenses, excluding interest expense, expressed as a percentage of operating revenues remained unchanged at 25% in fiscal 2018 and fiscal 2017.
Clearing and Execution Services
We provide competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Through our platform, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2019, our U.S. FCM held $2.2 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with over $16.0 billion in assets under management or administration as of September 30, 2019.
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
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude, and middle distillates markets with well known commercial and institutional clients throughout EMEA.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	20.9	12%	18.7	—%	18.7
Commission and clearing fees	216.8	(11)%	242.4	26%	192.7
Consulting, management, and account fees	49.6	17%	42.5	24%	34.3
Interest income	38.8	35%	28.8	104%	14.1
Total revenues	326.1	(2)%	332.4	28%	259.8
Cost of physical commodities sold	—	—	—	—	—
Operating revenues	326.1	(2)%	332.4	28%	259.8
Transaction-based clearing expenses	93.5	(3)%	95.9	29%	74.2
Introducing broker commissions	84.6	(20)%	105.6	31%	80.8
Interest expense	14.8	78%	8.3	219%	2.6
Net operating revenues	133.2	9%	122.6	20%	102.2
Variable compensation and benefits	29.8	(3)%	30.8	27%	24.2
Net contribution	103.4	13%	91.8	18%	78.0
Fixed compensation and benefits	21.6	6%	20.4	(11)%	22.9
Other fixed expenses	26.4	16%	22.7	(7)%	24.4
Bad debts	1.3	225%	0.4	33%	0.3
Total non-variable direct expenses	49.3	13%	43.5	(9)%	47.6
Segment income	$54.1	12%	$48.3	59%	$30.4

The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2019	% Change	2018	% Change	2017
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$162.4	(11)%	$183.4	60%	$114.9
FX Prime Brokerage	22.9	26%	18.2	(3)%	18.7
Correspondent Clearing	34.4	17%	29.3	8%	27.2
Independent Wealth Management	77.7	6%	73.3	1%	72.3
Derivative Voice Brokerage	28.7	2%	28.2	6%	26.7
Operating revenues	$326.1	(2)%	$332.4	28%	$259.8
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	100,912.5	(1)%	101,899.7	35%	75,362.7
Exchange-traded - futures and options average rate per contract	$1.25	(18)%	$1.52	16%	$1.31
Average client equity - futures and options (millions)	$1,124.8	(9)%	$1,242.4	15%	$1,077.8
FX Prime Brokerage volume (U.S. notional, millions)	$352,624.7	(12)%	$401,116.9	(35)%	$620,917.8
Average money market / FDIC sweep client balances (millions)	$790.9	(1)%	$802.3	(18)%	$974.1
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues were $326.1 million in fiscal 2019 compared to $332.4 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business declined 11% to $162.4 million in fiscal 2019 compared to $183.4 million in fiscal 2018. Exchange-traded volumes were relatively flat with the prior year period, however the average rate per contract declined 18%. Interest income in the Exchange-Traded Futures & Options business increased $7.9 million to $27.9 million in fiscal 2019 as a result of an increase in short-term rates which was partially offset by a 9% decrease in average client equity to $1.1 billion.
Operating revenues in our FX Prime Brokerage increased 26% to $22.9 million in fiscal 2019 compared to $18.2 million in fiscal 2018 despite a 12% decrease in foreign exchange volumes as the first quarter of fiscal 2019 includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
Operating revenues in the Correspondent Clearing increased 17% to $34.4 million in fiscal 2019, while Independent Wealth Management operating revenues increased 6% versus fiscal 2018 to $77.7 million. In the Correspondent Clearing business, interest income increased $1.4 million to $9.4 million the fourth quarter and fee income related to money market/FDIC sweep balances increased $4.9 million to $14.6 million, both of which were primarily driven by an increase in short term interest rates. Operating revenues in the Derivative Voice Brokerage business increased 2% versus fiscal 2018 to $28.7 million in fiscal 2019.
Segment income increased 12% to $54.1 million in fiscal 2019 compared to $48.3 million in fiscal 2018. This growth was primarily driven by a $4.3 million increase in FX Prime Brokerage segment income, which included $2.1 million related to the Barclays PLC ‘last look’ matter noted above net of legal fees. In addition, the Correspondent Clearing and Derivative Voice Brokerage businesses added $1.1 million and $1.2 million, respectively, in segment income versus the prior year. Offsetting, these increases, segment income in the Exchange-Traded Futures & Options business declined $1.6 million, primarily as a result of an increase in legal fees as the decline in operating revenues in this business was largely offset by lower transaction-based clearing fees and introducing broker commissions. The increase in non-variable direct expenses, was primarily a result of an increase in non-variable compensation and benefits, the increase in professional fees related noted above as well as a $0.9 million increase in bad debt expense. Variable expenses, excluding interest, as a percentage of operating revenues were 64% in fiscal 2019 compared to 70% in fiscal 2018. This decline was primarily related to a decline in introducing broker commissions in the Exchange-Traded Futures & Options business.
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
INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. INTL FCStone Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. INTL FCStone Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
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
As of September 30, 2019, we had total equity capital of $594.2 million, outstanding loans under revolving credit facilities of $202.3 million, and $167.6 million outstanding on our senior secured term loan, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2019, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.

As of September 30, 2019, we had deferred tax assets totaling $18.0 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2019 and September 30, 2018 was $8.5 million and $3.5 million, respectively. The valuation allowances as of September 30, 2019 and September 30, 2018 were primarily related to federal net operating losses and net unrealized built in losses acquired through the acquisition of GMP Securities, LLC, U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
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
Excluding the bad debt and recoveries on physical coal discussed below, during the fiscal years ended September 30, 2019, 2018, and 2017, we recorded bad debts, net of recoveries of $2.5 million, $3.1 million, and $4.3 million, respectively. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2019, 2018, and 2017 is set forth in Note 6 of the Consolidated Financial Statements.
Bad Debt and Recoveries on Physical Coal
During fiscal 2017 and fiscal 2018, we recorded charges to earnings of $47.0 million and $1.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in our physical coal business, conducted solely in our Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal included allowances on amounts due to us from our supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts. During fiscal 2018, we completed our exit of the physical coal business. INTL Asia Pte. Ltd. was recapitalized following the bad debt.

During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, in September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2019 and September 30, 2018, were $9.9 billion and $7.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of INTL FCStone Financial and INTL FCStone IFL are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high-quality institutions, under highly liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
As of September 30, 2019, we had $383.5 million in undistributed foreign earnings. The Company recognized the U.S. repatriation tax due under the Tax Reform and, as a result, repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company has repatriated $13.0 million during fiscal 2019 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On February 22, 2019, the Company amended its $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022, and to increase the size of the facility to $350.0 million. Subsequent to September 30, 2019, additional members were added to the syndication further increasing the committed amount to $393.0 million.
As of September 30, 2019, we had four committed bank credit facilities, totaling $743.9 million, of which $366.1 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which includes a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $386.4 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
An unsecured syndicated loan facility, committed until April 3, 2020, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until February 1, 2020, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $232.5 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.

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
As of September 30, 2019, we had four uncommitted bank credit facilities with an outstanding balance of $3.4 million. The credit facilities include:

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

Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2019, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended September 30, 2019, interest expense directly attributable to trading activities includes $73.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $35.8 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2019. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 13 of the Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC swaps and imposed further regulations on listed derivatives. The Dodd-Frank Act also created a registration regime for new categories of market participants, such as “swap dealers”, among others.
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
Our subsidiary, INTL FCStone Markets, LLC, is a CFTC provisionally registered swap dealer. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, INTL FCStone Markets, LLC) and certain counterparties to exchange initial margin, with phased-in compliance dates, with INTL FCStone Markets, LLC falling in the final compliance date tier of September 2021. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act.

Cash Flows
Following the adoption of Accounting Standards Update (“ASU”) 2016-18 on October 1, 2018, we now include client cash and securities segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,287.6 million as of September 30, 2018 to $2,451.3 million as of September 30, 2019, a net increase of $163.7 million. Net cash of $195.6 million was provided by operating activities, $40.8 million was used in investing activities and net cash of $9.6 million was provided by financing activities, which included a $175.0 million source of financing cash flows related to the issuance of the senior secured term loan, partially offset by required quarterly principal payments of $6.6 million made during the year ended September 30, 2019. There was a financing cash outflow related to net payments on our revolving lines of credit with maturities of 90 days or less of $162.6 million during the year ended September 30, 2019, which reduced payables to lenders under loans. There was a financing cash inflow related to the proceeds from borrowings on our revolving line of credit with maturities of greater than 90 days which exceeded our repayments in the amount of $10.5 million, which increased payables to lenders under loans. Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.7 million.
In the broker-dealer and related trading industries, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and foreign exchange operations, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
We continuously evaluate opportunities to expand our business. Investing activities include $11.9 million in capital expenditures for property and equipment during fiscal 2019 compared to $12.5 million during fiscal 2018 and $16.1 million during fiscal 2017. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade and non-trade system software as well as the timing on leasehold improvement projects. Capital expenditures over the past three years has included core information technology hardware acquisitions and leasehold improvements on office space. Additionally, over the past three years, we implemented a trade system that replaced an internally developed system, and that is also expected to replace a current third-party provided system after the completion on the next conversion phase. We have capitalized $17.0 million of direct costs of materials and third-party services related to obtaining and developing the trade system over this three year period. On August 1, 2017, we implemented the first phase of the trade system related to our OTC commodities business in our Commercial Hedging segment, and the next phase of the system related to our FX Prime Brokerage activities, in our Clearing and Execution Services segment, is in the application development stage, and is expected to be placed into service during fiscal 2020. We estimate the useful lives for the trade systems to be ten years.
Investing activities also include $28.9 million in cash payments, net of cash received, for the acquisition of businesses during fiscal 2019 compared to $3.7 million during fiscal 2018. Further information about business acquisitions is contained in Note 20 to the Condensed Consolidated Financial Statements.
During fiscal 2019, we repurchased 100,000 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $3.8 million. During fiscal 2018 and fiscal 2017, we had no repurchases of our outstanding common stock.
On August 13, 2019, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on August 14, 2019 and ending on

September 30, 2020. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2019:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$43.2	$11.2	$17.4	$12.0	$2.6
Purchase obligations(1)	2,889.7	2,889.7	—	—	—
Payable to lenders under loans	202.3	128.9	73.4	—	—
Senior secured term loan	168.5	8.8	159.7	—	—
Contingent acquisition consideration	2.2	0.7	1.5	—	—
Other	39.9	3.4	16.3	18	2.2
	$3,345.8	$3,042.7	$268.3	$30.0	$4.8
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2019 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $2,633.9 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2019. In fiscal 2020, we anticipate making contributions of $2.1 million to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 16 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities and debt securities markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of September 30, 2019 and September 30, 2018, at fair value of the related financial instruments, totaling $714.8 million and $866.5 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2019, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2019. The totals of $714.8 million and $866.5 million include a net liability of $58.1 million and $193.4 for derivatives, based on their fair value as of September 30, 2019 and September 30, 2018, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of September 30, 2019 and September 30, 2018.
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
Revenue Recognition. A significant portion of our revenues are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. We record realized and unrealized trading income on a trade date basis. We state financial instruments owned and financial instruments sold, not yet purchased and foreign currencies sold, not yet purchased, at fair value with related changes in unrealized appreciation or depreciation reflected in ‘principal gains, net’ in the consolidated income statements. We record fee and interest income on the accrual basis and dividend income is recognized on the ex-dividend date.
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
Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC 840, “Leases”. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting Topic 842 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this guidance on October 1, 2019 using the effective date transition method. We recognized and measured all leases that exist at the effective date using a modified retrospective transition approach. As a lessee under operating leases, we recognized on the consolidated balance sheets all leases with terms exceeding one year, which resulted in the recognition of a right of use asset and corresponding lease liability. The Company does not currently have any leases classified as financing leases. The right of use asset and lease liability were initially measured using the present value of the remaining lease payments. The Company primarily leases office space and data centers that are subject to the new guidance in Topic 842. The Company has elected the package of transitional practical expedients available under Topic 842. The impact of Topic 842 did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which significantly changes the ways entities recognize credit losses on financial instruments. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted in annual and interim periods in fiscal years beginning after December 15, 2018. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which among other things, included several amendments to ASU No. 2016-13 changing how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2021. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit losses. The Company is currently in the process of establishing a cross-functional team to assess the required changes to our credit loss methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact that this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2019.

Marked-to-Market Revenues
Number of Days
70
60
50
40
30
20
10
0
2
2
10
7
26
41
70
51
29
8
7
3
3
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities primarily consist of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-

backed and agency asset-backed obligations as well as investment grade, high-yield, convertible and emerging markets debt securities. Derivative instruments, which consist of futures, TBA securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with mortgage-backed securities.
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty.
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
Currently we hold no U.S. Treasury notes or interest rate swap derivative contracts as part of this strategy. During fiscal 2019 and fiscal 2018, operating revenues include no unrealized gains or losses on the fair value of U.S. Treasury notes and interest rate swaps, while during fiscal 2017, operating revenues included unrealized losses of $5.8 million, related to the change in fair value of these U.S. Treasury notes and interest rate swaps. The U.S. Treasury notes and interest rate swaps were not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, were included in operating revenues in the current period.
Currently our short term investment balances are held in short term U.S. Treasury bills, interest earning cash deposits and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is less than three months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2019, $370.7 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2019, we had no outstanding fixed-rate long-term debt.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
INTL FCStone Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three‑year period ended September 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
December 11, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
INTL FCStone Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited INTL FCStone Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2019, and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated December 11, 2019 expressed an unqualified opinion on those consolidated financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 excluded INTL FCStone Europe S.A. (formerly Carl Kliem S.A.), acquired with effect from November 30, 2018; INTL Technology Services, LLC (formerly Akshay Financeware, Inc.), acquired with effect from February 13, 2019; CoinInvest GmbH and European Precious Metal Trading GmbH, acquired with effect from April 1, 2019; and Fillmore Advisors, LLC, acquired with effect from September 1, 2019. These acquired businesses had aggregate total assets of $22.2 million and total revenues of $67.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of INTL FCStone Europe S.A., INTL Technology Services, LLC, CoinInvest GmbH, European Precious Metal Trading GmbH, and Fillmore Advisors, LLC.
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
/s/ KPMG LLP
Kansas City, Missouri
December 11, 2019

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$471.3	$342.3
Cash, securities and other assets segregated under federal and other regulations (including $306 and $643.3 at fair value at September 30, 2019 and September 30, 2018, respectively)	1,049.9	1,408.7
Collateralized transactions:
Securities purchased under agreements to resell	1,424.5	870.8
Securities borrowed	1,423.2	225.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $626.9 and $517.4 at fair value at September 30, 2019 and September 30, 2018, respectively)	2,540.5	2,234.5
Receivable from clients, net	422.3	288.0
Notes receivable, net	2.9	3.8
Income taxes receivable	5.2	0.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $478.8 and $123 at September 30, 2019 and September 30, 2018, respectively)	2,175.2	2,054.8
Physical commodities inventory, net (including $151.9 and $156.9 at fair value at September 30, 2019 and September 30, 2018, respectively)	229.3	222.5
Deferred income taxes, net	18.0	19.8
Property and equipment, net	43.9	42.4
Goodwill and intangible assets, net	67.9	59.8
Other assets	62.0	51.5
Total assets	$9,936.1	$7,824.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.8 and $0 at fair value at September 30, 2019 and September 30, 2018, respectively)	$157.5	$145.4
Payables to:
Clients	3,589.5	3,639.6
Broker-dealers, clearing organizations and counterparties (including $5.6 and $0 at fair value at September 30, 2019 and September 30, 2018, respectively)	266.2	89.5
Lenders under loans	202.3	355.2
Senior secured term loan, net	167.6	—
Income taxes payable	10.4	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	2,773.7	1,936.7
Securities loaned	1,459.9	277.9
Financial instruments sold, not yet purchased, at fair value	714.8	866.5
Total liabilities	9,341.9	7,319.4
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,297,317 issued and 19,075,360 outstanding at September 30, 2019 and 21,030,497 issued and 18,908,540 outstanding at September 30, 2018	0.2	0.2
Common stock in treasury, at cost - 2,221,957 shares at September 30, 2019 and 2,121,957 shares at September 30, 2018	(50.1)	(46.3)
Additional paid-in-capital	276.8	267.5
Total retained earnings	402.1	317.0
Accumulated other comprehensive loss	(34.8)	(33.1)
Total equity	594.2	505.3
Total liabilities and stockholders' equity	$9,936.1	$7,824.7
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2019	2018	2017
Revenues:
Sales of physical commodities	$31,830.3	$26,682.4	$28,673.3
Principal gains, net	415.8	354.1	297.0
Commission and clearing fees	372.4	391.8	318.6
Consulting, management, and account fees	79.6	71.1	65.0
Interest income	198.9	123.3	69.7
Total revenues	32,897.0	27,622.7	29,423.6
Cost of sales of physical commodities	31,790.9	26,646.9	28,639.6
Operating revenues	1,106.1	975.8	784.0
Transaction-based clearing expenses	183.5	179.7	136.3
Introducing broker commissions	114.7	133.8	113.0
Interest expense	154.7	80.7	42.1
Net operating revenues	653.2	581.6	492.6
Compensation and other expenses:
Compensation and benefits	393.1	337.7	295.7
Trading systems and market information	38.8	34.7	34.4
Occupancy and equipment rental	19.4	16.5	15.2
Professional fees	21.0	18.1	15.2
Travel and business development	16.2	13.8	13.3
Non-trading technology and support	20.1	13.9	11.6
Depreciation and amortization	14.0	11.6	9.8
Communications	6.6	5.4	5.0
Bad debts	2.5	3.1	4.3
(Recovery) bad debt on physical coal	(12.4)	1.0	47.0
Other	28.4	26.3	25.9
Total compensation and other expenses	547.7	482.1	477.4
Other gains	5.5	2.0	—
Income before tax	111.0	101.5	15.2
Income tax expense	25.9	46.0	8.8
Net income	$85.1	$55.5	$6.4

Earnings per share:
Basic	$4.46	$2.93	$0.32
Diluted	$4.39	$2.87	$0.31
Weighted-average number of common shares outstanding:
Basic	18,738,905	18,549,011	18,395,987
Diluted	19,014,395	18,934,830	18,687,354
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2019	2018	2017
Net income	$85.1	$55.5	$6.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.8)	(9.0)	(1.4)
Pension liabilities adjustment	(0.8)	0.3	1.2
Reclassification of adjustment for losses (gains) included in net income:
Periodic pension costs (included in compensation and benefits)	0.1	0.1	0.4
Foreign currency gains realized upon dissolution of subsidiaries (included in principal gains, net)	(0.2)	—	—
Income tax expense from reclassification adjustments (included in income tax expense)	—	—	(0.1)
Reclassification adjustment for losses (gains) included in net income	(0.1)	0.1	0.3
Other comprehensive (loss) income	(1.7)	(8.6)	0.1
Comprehensive income	$83.4	$46.9	$6.5
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$85.1	$55.5	$6.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) bad debt on physical coal	(2.4)	1.0	47.0
Depreciation and amortization	14.0	11.6	9.8
Provision for bad debts	2.5	3.1	4.3
Deferred income taxes	3.7	22.3	(9.8)
Amortization and extinguishment of debt issuance costs	1.5	1.0	1.9
Actuarial gain on pension and postretirement benefits	(0.3)	(0.3)	(0.3)
Amortization of share-based compensation expense	8.1	6.6	6.3
Gain on sale of property and equipment	—	—	(0.3)
Gain on acquisition	(5.5)	—	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	337.2	(626.7)	570.8
Securities purchased under agreements to resell	(553.7)	(464.9)	203.0
Securities borrowed	(1,197.7)	(138.8)	(79.7)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(241.7)	(292.9)	186.3
Receivable from clients, net	(134.3)	(24.3)	(116.4)
Notes receivable, net	0.9	6.8	8.3
Income taxes receivable	(4.2)	(1.3)	0.5
Financial instruments owned, at fair value	(113.3)	(308.7)	(125.6)
Physical commodities inventory	3.0	(98.7)	(1.7)
Other assets	(8.3)	(3.3)	(16.0)
Accounts payable and other accrued liabilities	6.7	18.6	(19.6)
Payable to clients	(46.8)	520.0	290.9
Payable to broker-dealers, clearing organizations and counterparties	176.4	(27.8)	(124.1)
Income taxes payable	1.8	3.2	0.2
Securities sold under agreements to repurchase	837.0	543.7	226.0
Securities loaned	1,182.0	166.8	93.6
Financial instruments sold, not yet purchased, at fair value	(156.1)	153.9	(124.4)
Net cash provided by (used in) operating activities	195.6	(473.6)	1,037.4
Cash flows from investing activities:
Cash paid for acquisitions, net	(28.9)	(3.7)	(6.0)
Purchase of exchange memberships and common stock	—	—	(0.2)
Sale of clearing organization common stock	—	0.8	—
Purchase of property and equipment	(11.9)	(12.5)	(16.1)
Net cash used in investing activities	(40.8)	(15.4)	(22.3)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	(162.6)	125.8	48.2
Proceeds from lenders under loans with maturities greater than 90 days	357.2	—	—
Repayments of lenders under loans with maturities greater than 90 days	(346.7)	—	—
Proceeds from issuance of senior secured term loan	175.0	—	—
Repayments of senior secured term loan	(6.6)	—	—
Repayment of senior notes	—	—	(45.5)
Repayments of note payable	(0.8)	(0.8)	(0.8)
Deferred payments on acquisitions	—	(5.5)	—
Share repurchase	(3.8)	—	—
Debt issuance costs	(3.3)	(0.4)	(0.3)
Exercise of stock options	1.2	2.6	3.4
Withholding taxes on stock option exercises	—	(0.8)	—
Income tax benefit on stock options and awards	—	—	0.7
Net cash provided by financing activities	9.6	120.9	5.7
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(0.7)	(4.1)	1.4
Net increase (decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	163.7	(372.2)	1,022.2
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,287.6	2,659.8	1,637.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$2,451.3	$2,287.6	$2,659.8

(continued)
	Year Ended September 30,
(in millions)	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$153.2	$78.9	$38.0
Income taxes paid, net of cash refunds	$24.6	$22.2	$17.1
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$10.8	$3.9	$—
Additional consideration payable related to acquisitions	$1.8	$—	$(0.2)
Acquisition of business:
Assets acquired	$47.1	$1.7	$—
Liabilities acquired	(8.9)	(1.9)	—
Total net assets acquired	$38.2	$(0.2)	$—
Escrow releases and deposits related to acquisitions	$4.2	$—	$(5.0)
The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the consolidated balance sheets.

	September 30,
(in millions)	2019	2018	2017
Cash and cash equivalents	$471.3	$342.3	$314.9
Cash segregated under federal and other regulations(1)	743.9	765.5	463.4
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	947.4	711.9	1,870.9
Securities segregated and pledged to exchange-clearing organizations(2)	288.7	467.9	10.6
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the consolidated statements of cash flows	$2,451.3	$2,287.6	$2,659.8

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $306.0 million, $643.2 million, and $55.4 million as of September 30, 2019, 2018, and 2017, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,304.4 million, $1,054.7 million, and $743.6 million as of September 30, 2019, 2018, and 2017, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the consolidated balance sheets.

See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2016	$0.2	$(46.3)	$249.4	$255.1	$(24.6)	$433.8
Net income				6.4		6.4
Other comprehensive income					0.1	0.1
Exercise of stock options			3.3			3.3
Share-based compensation			6.3			6.3
Balances as of September 30, 2017	0.2	(46.3)	259.0	261.5	(24.5)	449.9
Net income				55.5		55.5
Other comprehensive loss					(8.6)	(8.6)
Exercise of stock options			1.9			1.9
Share-based compensation			6.6			6.6
Balances as of September 30, 2018	0.2	(46.3)	267.5	317.0	(33.1)	505.3
Net income				85.1		85.1
Other comprehensive loss					(1.7)	(1.7)
Exercise of stock options			1.2			1.2
Share-based compensation			8.1			8.1
Repurchase of stock		(3.8)				(3.8)
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
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
Unless otherwise stated herein, all references to fiscal 2019, fiscal 2018, and fiscal 2017 refer to the Company’s fiscal years ended September 30.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments, revenue recognition, the provision for probable losses from bad debts, valuation of inventories, and incomes taxes and contingencies. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Internal Subsidiaries Consolidation
Effective July 1, 2017, the Company merged its wholly-owned regulated United States (“U.S.”) subsidiary, Sterne Agee & Leach, Inc., into the wholly-owned regulated U.S. subsidiary, INTL FCStone Financial Inc. (“INTL FCStone Financial”). As such, the assets, liabilities and equity of Sterne Agee & Leach, Inc. were transferred into INTL FCStone Financial.

As discussed further in Note 20, on January 14, 2019 the Company acquired 100% of the U.S.-based broker-dealer GMP Securities LLC (“GMP”). Subsequent to the acquisition date, the legal name of GMP was changed to INTL FCStone Credit Trading LLC (“IFT”). Effective May 1, 2019, the Company merged IFT into INTL FCStone Financial. As such, the assets, liabilities and equity of IFT were transferred into INTL FCStone Financial.

Reclassifications
During the year ended September 30, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the consolidated income statements. Additionally, during the year ended September 30, 2018, the Company separately classified communications related expenses from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to the current presentation. For the year ended September 30, 2017, ‘Other’ expenses included $11.6 million of expenses that are now included within ‘Non-trading technology and support’ on the consolidated income statement. For the year ended September 30, 2017, ‘Trading systems and market information’ included $5.0 million of expenses that are now included within ‘Communications’ on the consolidated income statement.
During the year ended September 30, 2019, the Company reclassified certain brokerage related revenues for which the Company earns commissions on trading activity in the capacity of an agent. In performing this reclassification, the Company has made a retrospective adjustment to the consolidated income statements for the years ended September 30, 2018 and 2017. For the years ended September 30, 2018 and 2017, brokerage related revenues of $35.0 million and $35.2 million, respectively, were reclassified from ‘principal gains, net’ to ‘commissions and clearing fees’. Additionally, the Company has changed the name of the line item ‘trading gains, net’ to ‘principal gains, net’ on the consolidated income statements in order to reflect the fact that these revenue streams are earned from trading financial instruments in the capacity of a principal and in order to properly segregate revenues earned from contracts with clients in connection with the adoption of the new revenue standard as discussed below.
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
The Company operates asset management and debt trading businesses in Argentina through various wholly-owned subsidiaries. Operating revenues from the Argentinean subsidiaries represented approximately 2% of the consolidated operating revenues for the year ended September 30, 2019. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended September 30, 2018, the Argentine peso declined approximately 139% (from 17.3 to 41.3 pesos to the U.S. dollar). Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018.
Beginning July 1, 2018, the Company designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for the Argentinean entities using the U.S. dollar as their functional currency beginning in the quarter ending September 30, 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and loses recognized in earnings. The translated balances for nonmonetary assets and liabilities as of June 30, 2018, became the accounting basis for those assets in the period of change and subsequent periods. As a result of Argentina’s highly inflationary status, the Company recorded translation losses through earnings of $3.9 million and $3.4 million for the years ended September 30, 2019 and 2018, respectively.
At September 30, 2019 and 2018, the Company had net monetary assets denominated in Argentine pesos of $5.5 million and $11.6 million, respectively, including cash and cash equivalents of $0.1 million and $1.4 million, respectively. At September 30, 2019 and 2018, the Company had net nonmonetary assets denominated in Argentine pesos of $1.0 million.

Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments not held for trading purposes, with original or acquired maturities of 90 days or less, including certificates of deposit and money market mutual funds, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, certificates of deposit, and money market mutual funds not deposited with or pledged to clearing organizations, broker-dealers, clearing organizations or counterparties, or segregated under federal or other regulations. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value, and may be withdrawn at any time at the discretion of the Company without penalty. Money market mutual funds are stated at their net asset value.
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S. and similarly in the United Kingdom (“U.K.”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2019 and 2018, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $743.9 million and $765.4 million, respectively, U.S. Treasury obligations of approximately $299.8 million and $600.4 million, respectively, and commodities warehouse receipts of approximately $6.2 million and $42.9 million, respectively (see fair value measurements discussion in Note 4).
Collateralized Transactions
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed transactions, and securities loaned transactions primarily to fund principal debt trading, acquire securities to cover short positions, acquire securities for settlement, or meet counterparty needs under matched-booked trading strategies.

These transactions are accounted for as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to collateralize such agreements and transactions in accordance with contractual arrangements. The Company monitors the fair value of the collateral on a daily basis and the Company may require counterparties, or may be required by counterparties, to deposit additional collateral or return collateral pledged. Interest income and interest expense are recognized over the life of the arrangements and are recorded in the statement of income as interest income or interest expense, as applicable. The carrying amount of these transactions approximate fair value due to their short-term nature and the level of collateralization. These transactions are reported gross, except when a right of offset exists and the other criteria for netting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Balance Sheet - Offsetting are met.
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the CFTC and the aforementioned FSA handbook, client funds received to margin, guarantee, and/or secure commodity futures and futures on options transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for over-the-counter (“OTC”) derivative contracts, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2019 and 2018, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $1.6 billion and $1.5 billion, respectively.

Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also includes guaranty deposits with clearing exchanges. The guaranty deposits are held by the clearing exchanges for use in potential default situations by one or more members of the clearing exchanges. The guaranty deposits may be applied to the Company’s obligations to the clearing exchange, or to the clearing exchange’s obligations to unrelated parties.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain exchange-traded funds (“ETFs”). Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in ‘interest income’ in the consolidated income statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the consolidated income statements. The fair value of these securities included within deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $603.8 million and $785.8 million as of September 30, 2019 and 2018, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Based on a review of the agreements with the client, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2019 and 2018.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also includes amounts due from clearing exchanges for unrealized gains and losses associated with clients’ options on futures contracts. See discussion in the Financial Instruments section below for additional information on the Company’s accounting policies for derivative contracts. For client-owned derivative contracts, the fair value is offset against the payable to clients with no impact recognized on the consolidated income statements.
The Company maintains client omnibus and proprietary accounts with other clearing organizations, and the equity balances in those accounts along with any margin cash or securities deposited with the clearing organizations are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties.
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include amounts due from or due to clearing exchanges for daily variation settlements on open futures and options on futures positions. The variation settlements due from or due to clearing exchanges are paid in cash on the following business day. Variation settlements equal the daily settlement of futures contracts and premiums on options on futures contracts.
Receivables from broker-dealers and counterparties also include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled proprietary trades.

Payables to broker-dealers and counterparties primarily include amounts payable for securities purchased but not yet received by the Company on settlement date (“fails-to-receive”) and net payables arising from unsettled proprietary trades.

Receivables from broker-dealers, clearing organizations and counterparties, and payables to broker-dealers, clearing organizations and counterparties also include amounts related to the value of registered broker-dealer clients cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.

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
Receivables from clients, net also include amounts receivable from non-broker-dealer clients for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled proprietary trades.
Payable to clients represent the total of client accounts with credit or positive balances. Client accounts are used primarily in connection with exchange-traded and OTC commodity, foreign exchange, precious metals, and securities transactions and include gains and losses on open trades as well as securities and cash margin deposits made as required by the Company, the exchange-clearing organizations or other clearing organizations. Client accounts with credit or positive balances are reported gross of client deficit accounts, except where a right of offset exists.
Payables to broker-dealers and counterparties also includes amounts payable to non-broker-dealer clients for securities purchased but not yet received by the Company on settlement date (“fails-to-receive”) and net payables arising from unsettled proprietary trades.
Receivable from and payables to clients also include amounts related to the value of non-registered broker-dealer clients cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
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

Physical Commodities Inventory
Inventories of certain agricultural commodities are carried at net realizable value, which approximates fair value less disposal costs. The agricultural commodities inventories have reliable, readily determinable and realizable market prices, have relatively predictable and insignificant costs of disposal and are available for immediate delivery. Changes in the fair values of these agricultural commodities inventories are included as a component of ‘cost of sales of physical commodities’ in the consolidated income statements.
Inventories of energy related products are valued at the lower of cost or net realizable value. Inventories of precious metals held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value, using the weighted-average price and first-in first-out costing method.
Precious metals inventory held by INTL FCStone Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ in the consolidated income statements.
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
The Company evaluates its goodwill for impairment at the fiscal year end (or more frequently if indicators of potential impairment exist) in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment. This further analysis involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount.
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
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from five to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Residual value is presumed to be zero for all identifiable intangible assets.

Financial Instruments Owned and Sold, Not Yet Purchased
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value on a recurring basis or amounts that approximate fair value, with related realized and unrealized gains and losses recognized in current period earnings. Realized and unrealized gains and losses on financial instruments owned and sold, not yet purchased, are included in ‘principal gains, net’, ‘interest income’, ‘interest expense’, and ‘cost of sales of physical commodities’ in the consolidated income statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
Financial instruments owned and sold, not yet purchased are comprised primarily of the financial instruments held by the Company’s broker-dealer subsidiaries and the Company’s OTC derivative swap dealer. Financial instruments owned and financial instruments sold, not yet purchased, includes trading securities that the Company holds as a principal. The Company has not classified any financial instruments owned or sold, not yet purchased, as available-for-sale or held-to-maturity.
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
Derivative instruments are recognized as either assets or liabilities and are measured at fair value on a recurring basis. As the Company does not elect hedge accounting for any derivative instruments, realized and unrealized gains and losses from the change in fair value of derivative instruments are recognized immediately in current period earnings. Realized and unrealized gains and losses from the derivative instruments in which the Company acts as a dealer are included within ‘principal gains, net’ on the consolidated income statements. Realized and unrealized gains and losses on firm purchase and sale commitments are included within ‘cost of sales of physical commodities’ on the consolidated income statements.
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
The Company may lease commodities to or from clients or counterparties. These commodity leases, which primarily involve precious metals, are recorded at fair value utilizing the fair value option based on guidance in ASC 825-10, Financial Instruments - Fair Value Option. These commodities leases represent hybrid financial instruments which contain both a dollar denominated loan host contract and an embedded forward derivative contract on the underlying commodities, which can be settled in either cash or metals. As permitted by the fair value option election, the entire instrument is recorded at fair value as either an asset or liability in the consolidated balance sheets. The corresponding change in the fair value of the instrument is recognized in the consolidated income statements as a component of ‘principal gains, net’ for the fiscal years ended September 30, 2019, 2018, and 2017. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option.

For further information regarding the types of financial instruments owned and sold, not yet purchased, as well as the related valuation techniques refer to Note 4.
Exchange and Clearing Organization Memberships
The Company is required to hold certain exchange and clearing organization memberships and pledges them for clearing purposes, in order to provide the Company the right to process trades directly with the respective venues. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd and London Metal Exchange (“LME”). Exchange firm and clearing organization common stock include shares of CME Group, Inc., ICE, LME, and the Depository Trust & Clearing Corporation (“DTCC”).
Exchange and clearing organization memberships required in order to conduct business through the respective venues are recorded at cost and are included in ‘other assets’ on the consolidated balance sheets. Equity investments in exchange firm common stock not required in order to conduct business on the exchanges are classified as trading securities included within ‘financial instruments owned’ on the consolidated balance sheets and recorded at fair value, with unrealized gains and losses recorded as a component of ‘principal gains, net’ on the consolidated income statements. The fair value of exchange firm common stock not required in order to conduct business on the exchanges is determined from quoted market prices.
Exchange memberships that represent (a) both an ownership interest and the right to conduct business in the respective venues and are held for operating purposes, or (b) an ownership interest, which must be held by the Company to conduct business in the respective venues are accounted for as an ownership interest at cost with appropriate consideration for other-than-temporary impairment. The cost of exchange and clearing organization memberships that represent an ownership interest and are required in order to conduct business in the respective venues was $5.6 million as of September 30, 2019 and 2018 compared to a fair value of $6.0 million and $6.4 million as of September 30, 2019 and 2018, respectively. Fair value was determined using quoted market prices and recent transactions.
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. The cost of exchange memberships required in order to conduct business on the exchange, but that do not represent an ownership interest in the exchange, was $5.8 million as of September 30, 2019 and 2018. As of September 30, 2019, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
Product Financing Arrangements
In the normal course of operations the Company executes notes receivable under repurchase agreements with clients whereby the clients sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature, and in accordance with the guidance contained in ASC 860, Transfer and Servicing, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as ‘notes receivable’ in the consolidated balance sheet. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
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
Senior Secured Term Loan
The senior secured term loan is accounted for at amortized cost, which approximates fair value due to its variable rate of interest.

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
Revenue Recognition
Refer to Note 2 for a discussion of the Company’s significant accounting policies related to revenue recognition.
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
Interest Expense
Interest expense is recognized on an accrual basis. Interest expense is incurred on outstanding balances on the Company’s credit facilities. Interest expense is also incurred on fixed income securities sold, not yet purchased, that the Company holds in its market-marking businesses. Interest expense is also incurred from collateralized transactions, including securities loaned and securities sold under agreements to repurchase.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the guidance in ASC 718-10, Compensation - Stock Compensation. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Forfeitures are accounted for as they occur in determining share-based employee compensation expense. For option awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award.

Transaction-Based Clearing Expenses
Clearing fees and related expenses include primarily variable expenses for clearing and settlement services, including fees the Company pays to executing brokers, exchanges, clearing organizations and banks. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to clients and are presented gross in the consolidated statements of income as the Company acts as a principal for these transactions.
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
Income Taxes
Income tax expense includes U.S. federal, state and local and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. The Company utilizes the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Company expects to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based upon the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 19 for further information on the Company’s income taxes.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2019 and 2018, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Accounting Standards Adopted
On October 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective transition method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018, are presented under Topic 606, and amounts prior to October 1, 2018 are not adjusted and continue to be reported in accordance with historical accounting standard, FASB ASC 605, Revenue Recognition (“Topic 605”). The adoption of Topic 606 had no impact to retained earnings as of October 1, 2018, or to revenue for the year ended September 30, 2019. The Company’s accounting for revenues within the scope of Topic 606 are materially consistent with those accounting principles and practices applied to accounting for revenues under Topic 605. The new revenue recognition model does not apply to revenues associated with financial instruments or contracts, including derivatives and interest income. For further information refer to Note 2.
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statements of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted ASU 2016-15 on October 1, 2018 and the adoption of this ASU had no impact on its consolidated financial statements and related disclosures.
On October 1, 2018, the Company adopted FASB ASU 2016-18, Statements of Cash Flows: Classification and Presentation of Restricted Cash in the Statements of Cash Flows, using the retrospective transition method. In accordance with the provisions of ASU 2016-18, the Company changed its consolidated statements of cash flows presentation convention to explain the changes in cash and cash equivalents, as well as cash and cash equivalents segregated for regulatory purposes. U.S. Treasury obligations with original or acquired maturities of 90 days or less held with third-party banks or pledged to clearing-exchanges representing investments of segregated client funds, or which are held for particular clients in lieu of cash margin, are included in segregated cash equivalents. Purchases, sales, as well as client pledges and redemptions in lieu of cash margin, of U.S. Treasury obligations with original or acquired maturities of greater than 90 days representing investments of segregated client funds are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows.
In May 2017, the FASB issued ASU No. 2017- 09, Scope of Modification Accounting, which amends the scope of modification accounting for share- based payment arrangements. ASU 2017- 09 provides guidance on the types of changes to the terms or conditions of share- based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted ASU 2017- 09 on October 1, 2018. The adoption of the ASU had no impact on the Company's consolidated financial statements and related disclosures.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4%, 1.7%, and 1.3% of the Company’s total revenues for the years ended September 30, 2019, 2018, and 2017 respectively. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 40.9%, 47.4%, and 48.9% of the Company’s operating revenues for the years ended September 30, 2019, 2018, and 2017, respectively.
Revenues within the scope of Topic 606 are presented within ‘Commission and clearing fees’ and ‘Consulting, management, and account fees’ on the consolidated income statements. Revenues that are not within the scope of Topic 606 are presented within ‘sales of physical commodities’, ‘principal gains, net’, and ‘interest income’ on the consolidated income statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the years ended September 30, 2019, 2018, and 2017 (in millions):

	Year Ended September 30,
	2019	2018	2017
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$144.9	$163.4	$129.7
OTC derivative brokerage	32.1	30.3	28.3
Equities and fixed income	16.1	11.2	16.0
Mutual funds	7.5	7.2	7.9
Insurance and annuity products	7.3	5.8	6.0
Other	1.3	0.9	2.0
Total sales-based commission	209.2	218.8	189.9
Trailing:
Mutual funds	12.4	13.2	13.1
Insurance and annuity products	14.4	14.6	14.2
Total trailing commission	26.8	27.8	27.3

Clearing fees	118.8	123.3	88.5
Trade conversion fees	7.5	6.8	—
Other	10.1	15.1	12.9
Total commission and clearing fees:	372.4	391.8	318.6

Consulting, management, and account fees:
Underwriting fees	0.7	1.7	2.3
Asset management fees	26.2	24.8	25.7
Advisory and consulting fees	20.0	19.0	17.7
Sweep program fees	16.3	11.6	6.0
Client account fees	10.6	11.1	10.8
Other	5.8	2.9	2.5
Total consulting, management, and account fees	79.6	71.1	65.0
Total revenues from contracts with clients	$452.0	$462.9	$383.6

Method of revenue recognition:
Point-in-time	$362.7	$379.7	$306.9
Time elapsed	89.3	83.2	76.7
Total revenues from contracts with clients	452.0	462.9	383.6
Other sources of revenues
Physical precious metals trading	30,694.5	25,762.9	28,018.4
Physical agricultural and energy product trading	1,135.8	919.5	654.9
Principal gains, net	415.8	354.1	297.0
Interest income	198.9	123.3	69.7
Total revenues	$32,897.0	$27,622.7	$29,423.6

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

Advisory and Consulting Fees
Advisory and consulting fees are primarily related to risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Risk management consulting contracts are generally for a minimum term of six months and then continue from month to month, but may be terminated at any time after the original six months by either party upon providing written notice. Advisory and consulting fees are not variable based on client trading activities. This revenue is generally recognized ratably over time to match the continued delivery of the performance obligation to the client over the life of the contract.
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
Physical Precious Metals Trading
The Company principally generates revenue from trading physical precious metals on an OTC basis. Revenues from the sale of physical precious metals are recorded on a trade date basis and generally settle on an unallocated basis. Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with ASC 815, Derivatives and Hedging (“Topic 815”). The contracts underlying the Company’s commitment to deliver precious metals are referred to as fixed price forward commodity contracts because the price of the commodity is fixed at the time the order is placed. Although the contracts typically are executed on a spot basis and settle on unallocated account, the client has the option to request delivery of the precious metals, the option to net settle out of the position by executing an offsetting trade, or the option to roll the transaction to a subsequent maturity date. Thus, the sales contracts contain embedded option derivatives that would be subject to the guidance in Topic 815. As the contracts are subject to the guidance in Topic 815, the fixed price derivative sales contracts are outside the scope of Topic 606. The Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606.
Physical precious metals trading revenue generated by registered broker-dealer subsidiaries are presented on a net basis and included as a component of ‘Principal gains, net’ in the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Physical precious metals trading revenue for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.

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
Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal that is reported on a net basis and is primarily outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, precious metals, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date.
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
Remaining Performance Obligations
Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The Company’s remaining performance obligations are generally related to its risk management consulting and asset management contracts with clients. Revenues associated with remaining performance obligations related to these contracts with clients are not material to the overall consolidated results of the Company. Similar to above, risk management consulting contracts are generally for a minimum term of six months and then continue from month to month, but may be terminated at any time after the original six months by either party upon providing written notice. Asset management contracts may be terminated by the client at any time. For the Company’s asset management activities, where fees are calculated based on a percentage of the market value of eligible assets in client’s accounts, future revenue associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of eligible assets in clients’ accounts.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2019	2018	2017
Numerator:
Net income	$85.1	$55.5	$6.4
Less: Allocation to participating securities	(1.5)	(0.9)	(0.1)
Net income allocated to common stockholders	$83.6	$54.6	$6.3
Denominator:
Weighted average number of:
Common shares outstanding	18,738,905	18,549,011	18,395,987
Dilutive potential common shares outstanding:
Share-based awards	275,490	385,819	291,367
Diluted shares outstanding	19,014,395	18,934,830	18,687,354

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 907,089, 92,627 and 230,135 shares of common stock for fiscal years ended September 30, 2019, 2018, and 2017, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.8 million and zero of contingent liabilities classified within Level 3 of the fair value hierarchy as of September 30, 2019 and 2018 , respectively. The Company had no Level 3 assets as of September 30, 2019 and 2018.
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

Fair value of financial and nonfinancial assets and liabilities that are carried on the Consolidated Balance Sheets at fair value on a recurring basis
Cash and cash equivalents reported at fair value on a recurring basis includes certificates of deposit and money market mutual funds, which are stated at cost plus accrued interest, which approximates fair value.
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
Financial instruments owned and sold, not yet purchased include the fair value of equity securities, which includes common, preferred, and foreign ordinary shares, American Depository Receipts (“ADRs”), Global Depository Receipts (“GDRs”), and exchange-traded funds (“ETFs”), corporate and municipal bonds, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities warehouse receipts, exchange firm common stock, and investments in managed funds. The fair value of exchange firm common stock is determined by quoted market prices.
Cash equivalents, debt and equity securities, commodities warehouse receipts, physical commodities inventory, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals inventory held by a regulated broker-dealer subsidiary, exchange firm common stock, investments in managed funds, as well as options on futures contracts traded on national exchanges. The fair value of exchange firm common stock is determined by recent sale transactions and is included within Level 1.
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
With the exception of certain derivative instruments where the valuation approach is disclosed above, financial instruments owned and sold are primarily valued using third-party pricing sources. Third-party pricing vendors compile prices from various sources and often apply matrix pricing for similar securities when market-observable transactions for the instruments are not observable for substantially the full term. The Company reviews the pricing methodologies used by third-party pricing vendors in order to evaluate the fair value hierarchy classification of vendor-priced financial instruments and the accuracy of vendor pricing, which typically involves the comparison of primary vendor prices to internal trader prices or secondary vendor prices. When evaluating the propriety of vendor-priced financial instruments using secondary prices, considerations include the range and quality of vendor prices, level of observable transactions for identical and similar instruments, and judgments based upon knowledge of a particular market and asset class. If a primary vendor price does not represent fair value, justification for using a secondary price, including source data used to make the determination, is subject to review and approval by authorized personnel prior to using a secondary price. Financial instruments owned and sold that are valued using third-party pricing vendors are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2019 and September 30, 2018 by level in the fair value hierarchy. Except as disclosed in Note 7, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2019 and 2018.

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.9	$—	$—	$—	$4.9
Money market mutual funds	8.9	—	—	—	8.9
Cash and cash equivalents	13.8	—	—	—	13.8
Commodities warehouse receipts	6.2	—	—	—	6.2
U.S. Treasury obligations	299.8	—	—	—	299.8
Securities and other assets segregated under federal and other regulations	306.0	—	—	—	306.0
U.S. Treasury obligations	593.9	—	—	—	593.9
"To be announced" (TBA) and forward settling securities	—	9.8	—	(1.5)	8.3
Foreign government obligations	9.9	—	—	—	9.9
Derivatives	3,131.2	43.2	—	(3,159.6)	14.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	3,735.0	53.0	—	(3,161.1)	626.9
Equity securities	159.5	9.0	—	—	168.5
Corporate and municipal bonds	—	80.0	—	—	80.0
U.S. Treasury obligations	248.7	—	—	—	248.7
U.S. government agency obligations	—	447.1	—	—	447.1
Foreign government obligations	0.5	—	—	—	0.5
Agency mortgage-backed obligations	—	1,045.0	—	—	1,045.0
Asset-backed obligations	—	29.1	—	—	29.1
Derivatives	1.0	486.3	—	(420.8)	66.5
Commodities leases	—	28.6	—	—	28.6
Commodities warehouse receipts	48.4	—	—	—	48.4
Exchange firm common stock	12.7	—	—	—	12.7
Mutual funds and other	0.1	—	—	—	0.1
Financial instruments owned	470.9	2,125.1	—	(420.8)	2,175.2
Physical commodities inventory	7.1	144.8	—	—	151.9
Total assets at fair value	$4,532.8	$2,322.9	$—	$(3,581.9)	$3,273.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.8	$—	$1.8
TBA and forward settling securities	—	6.8	—	(1.5)	5.3
Derivatives	3,079.1	38.3	—	(3,117.1)	0.3
Payable to broker-dealers, clearing organizations and counterparties	3,079.1	45.1	—	(3,118.6)	5.6
Equity securities	147.3	10.8	—	—	158.1
Foreign government obligations	—	—	—	—	—
Corporate and municipal bonds	—	39.2	—	—	39.2
U.S. Treasury obligations	272.3	—	—	—	272.3
U.S. government agency obligations	—	43.8	—	—	43.8
Agency mortgage-backed obligations	—	29.6	—	—	29.6
Derivatives		480.3	—	(422.2)	58.1
Commodities leases	$—	$113.7	$—	$—	$113.7
Financial instruments sold, not yet purchased	419.6	717.4	—	(422.2)	714.8
Total liabilities at fair value	$3,498.7	$762.5	$1.8	$(3,540.8)	$722.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents - certificaes of deposit	$3.8	$—	$—	$—	$3.8
Commodities warehouse receipts	42.9	—	—	—	42.9
U.S. Treasury obligations	600.4	—	—	—	600.4
Securities and other assets segregated under federal and other regulations	643.3	—	—	—	643.3
U.S. Treasury obligations	778.4	—	—	—	778.4
TBA and forward settling securities	—	5.0	—	(2.1)	2.9
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	7,495.9	19.6	—	(7,787.1)	(271.6)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,282.0	24.6	—	(7,789.2)	517.4
Equity securities	71.2	3.0	—	—	74.2
Corporate and municipal bonds	—	79.1	—	—	79.1
U.S. Treasury obligations	120.1	—	—	—	120.1
U.S. government agency obligations	—	472.9	—	—	472.9
Foreign government obligations	6.4	—	—	—	6.4
Agency mortgage-backed obligations	—	1,022.5	—	—	1,022.5
Asset-backed obligations	—	42.9	—	—	42.9
Derivatives	0.8	514.6	—	(329.3)	186.1
Commodities leases	—	29.5	—	(11.8)	17.7
Commodities warehouse receipts	16.4	—	—	—	16.4
Exchange firm common stock	10.2	—	—	—	10.2
Mutual funds and other	6.3	—	—	—	6.3
Financial instruments owned	231.4	2,164.5	—	(341.1)	2,054.8
Physical commodities inventory	42.1	114.8	—	—	156.9
Total assets at fair value	$9,202.6	$2,303.9	$—	$(8,130.3)	$3,376.2
Liabilities:
TBA and forward settling securities	$—	$2.1	$—	$(2.1)	$—
Derivatives	7,809.3	11.6	—	(7,820.9)	—
Payable to broker-dealers, clearing organizations and counterparties	7,809.3	13.7	—	(7,823.0)	—
Equity securities	51.1	0.4	—	—	51.5
Corporate and municipal bonds	—	20.1	—	—	20.1
U.S. Treasury obligations	484.8	—	—	—	484.8
U.S. government agency obligations	—	57.2	—	—	57.2
Agency mortgage-backed obligations	—	0.2	—	—	0.2
Derivatives		688.0	—	(494.6)	193.4
Commodities leases	—	75.5	—	(16.2)	59.3
Financial instruments sold, not yet purchased	535.9	841.4	—	(510.8)	866.5
Total liabilities at fair value	$8,345.2	$855.1	$—	$(8,333.8)	$866.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities during the years ended September 30, 2019 and 2018, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s Level 3 financial assets and liabilities held during the periods.

	Level 3 Financial Liabilities For the Year Ended September 30, 2019
(in millions)	Balances at beginning of period	Realized (gains) losses during period	Remeasurement (gains) losses during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$—	$—	$—	$1.8	$—	$—	$1.8

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2018
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Equity securities	$0.1	$—	$(0.1)	$—	$—	$—	$—

(in millions)	Balances at beginning of period	Realized (gains) losses during period	Remeasurement (gains) losses during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$1.0	$—	$—	$—	$(1.0)	$—	$—
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
The acquisition of Fillmore Advisors, LLC, as further discussed in Note 20, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company is required to make additional future cash payments based on certain financial performance measures of the acquired business. As of September 30, 2019, the Company has classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows.
The fair value of an exchange-traded options on futures contract is equal to the unrealized gain or loss on the contract determined by marking the contract to the current settlement price for a like contract on the valuation date of the contract. A settlement price may not be used if the market makes a limit move with respect to a particular options on futures contract or if the contract’s underlying experiences significant price fluctuations after the determination of the settlement price. When a settlement price cannot be used, options on futures contracts will be valued at their fair value as determined in good faith pursuant to procedures adopted by management of the Company.
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2019, the cost and fair value of the equity investments in exchange firms is $3.7 million and $12.7 million, respectively. As of September 30, 2018, the cost and fair value of the equity investments in exchange firms was $3.7 million and $10.2 million, respectively.
Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at September 30, 2019 and 2018 was not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight, or short-term in nature, and are collateralized by common stock, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
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
Senior secured term loan, net: The senior secured term loan carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy.
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2019 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2019. The total of $714.8 million as of September 30, 2019 includes $58.1 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2019.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2019 and 2018. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2019		September 30, 2018
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,437.1	$1,463.4	$2,455.7	$2,499.3
OTC commodity derivatives	84.2	106.2	207.0	369.9
Exchange-traded foreign exchange derivatives	36.9	33.5	49.8	37.2
OTC foreign exchange derivatives	403.2	368.8	302.5	303.9
Exchange-traded interest rate derivatives	900.1	882.0	449.3	478.7
OTC interest rate derivatives	42.1	43.6	24.8	25.9
Exchange-traded equity index derivatives	758.1	700.2	4,541.8	4,794.0
TBA and forward settling securities	9.8	6.8	5.0	2.1
Gross fair value of derivative contracts	3,671.5	3,604.5	8,035.9	8,511.0
Impact of netting and collateral	(3,581.9)	(3,540.8)	(8,118.5)	(8,317.6)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties'	$23.1		$(268.7)
Total fair value included in 'Financial instruments owned, at fair value	$66.5		$186.1
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties		$5.6		$—
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$58.1		$193.4

(1)	As of September 30, 2019 and 2018, the Company’s derivative contract volume for open positions was approximately 10.6 million contracts.
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
The Company transacts in derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures in the Company’s fixed income portfolio. The fair value of these transactions is recorded in deposits with and receivables from and payables to broker-dealers, clearing organizations, and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘principal gains, net’. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.

As of September 30, 2019 and 2018, TBA and forward settling securities recorded within deposits with and receivables from and payables to broker-dealers, clearing organizations, and counterparties are summarized as follows (in millions):

	September 30, 2019		September 30, 2018
	Gain/(Loss)	Notional Amounts	Gain/(Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$3.7	$1,778.4	$1.2	$721.5
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.6)	$234.5	$(0.6)	$293.2
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$3.2	$(1,099.5)
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.9	$(451.6)	$—	$—
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(5.9)	$(2,788.0)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(1.5)	$(812.7)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$0.5	$614.3
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.3)	$1,243.5	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$5.2	$(581.2)	$0.1	$(427.2)
The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA and forward settling securities and do not represent counterparty exposure.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2019, 2018, and 2017, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘principal gains, net’ and ‘cost of sales of physical commodities’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2019	2018	2017
Commodities	$100.8	$94.0	$47.3
Foreign exchange	8.1	9.2	8.7
Interest rate and equity	(2.6)	1.0	(0.1)
TBA and forward settling securities	(35.3)	14.5	(2.5)
Net gains from derivative contracts	$71.0	$118.7	$53.4
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

The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2019 and September 30, 2018 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 6 – Allowance for Doubtful Accounts
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net, receivables from clients, net, and notes receivable, net include an allowance for doubtful accounts, which reflects the Company’s best estimate of probable losses inherent in the accounts. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for doubtful accounts. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $36.9 million and $48.0 million as of September 30, 2019 and 2018, respectively. The allowance for doubtful accounts related to receivables from clients was $11.7 million and $10.2 million as of September 30, 2019 and 2018, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2019 and 2018.
During the year ended September 30, 2019, the Company recorded bad debt expense, net of recoveries, of $2.5 million, including a net increase in provisions for bad debt of $2.6 million, direct write-offs of $0.3 million, and direct recoveries of $0.4 million. The net increase in provision for bad debts during fiscal 2019 primarily related to $2.7 million of OTC client account deficits in the Commercial Hedging segment, and $1.4 million in the Clearing & Execution Services segment, partially offset by a client recovery across the Commercial Hedging segment and the Physical Commodities segment. Additionally, during the year ended September 30, 2019, the Company recorded recoveries on the bad debt on physical coal of $12.4 million, reducing the allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties. See additional information in Note 18.
During the year ended September 30, 2018, the Company recorded bad debt expense, net of recoveries, of $3.1 million, including a net increase in provision for bad debts of $2.9 million, direct write-offs of $0.3 million, and recoveries of $0.1 million. The increase in provision for bad debts during fiscal 2018 primarily related to $2.8 million of agricultural OTC client account deficits in the Commercial Hedging segment and $0.4 million of exchange-traded client account deficits in the Clearing & Execution Services segment, partially offset by a provision decrease in the Physical Commodities segment. Additionally, during the year ended September 30, 2018, the Company recorded charges to earnings of $1.0 million, to record an additional allowance for doubtful accounts related to a bad debt incurred in the physical coal business, see Note 18.
During the year ended September 30, 2017, the Company recorded bad debt expense, net of recoveries, of $4.3 million, including provision increases of $4.2 million and direct write-offs of $0.1 million. The increase in bad debts during fiscal 2017 primarily related to $3.8 million of client deficits in the Commercial Hedging segment, primarily related to account deficits from South Korean and Dubai commercial LME clients, $0.2 million of uncollectible client receivables in the Physical Commodities segment, and $0.3 million of uncollectible client receivables in the Clearing & Execution Services segment. Additionally, during the year ended September 30, 2017, the Company recorded charges to earnings of $47.0 million to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier (counterparty), as further discussed in Note 18.

Activity in the allowance for doubtful accounts for the fiscal years ended September 30, 2019, 2018, and 2017 was as follows:

(in millions)	2019	2018	2017
Balance, beginning of year	$58.2	$54.6	$9.7
(Recovery) provision for bad debts	(9.8)	3.9	51.0
Allowance charge-offs	(1.3)	(0.3)	(6.1)
Other(1)	1.5	—	—
Balance, end of year	$48.6	$58.2	$54.6
(1) Allowance increase is related to a recoverable amount due from an affiliated party and recorded in ‘other assets’ on the consolidated balance sheets.
Note 7 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	September 30, 2019	September 30, 2018
Physical Ag & Energy(1)	$144.8	$114.7
Precious metals - held by broker-dealer subsidiary(2)	7.1	42.1
Precious metals - held by non-broker-dealer subsidiaries(3)	77.4	65.7
Physical commodities inventory	$229.3	$222.5
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates selling prices in the ordinary course of business, less disposal costs, with changes in net realizable value included as a component of ‘cost of sales of physical commodities’ on the consolidated income statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also consists of energy related inventories, including primarily propane, gasoline, and kerosene, which are valued at the lower of cost or net realizable value.
(2) Precious metals held by the Company’s subsidiary, INTL FCStone Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable value adjustments for certain precious metals inventory of $0.5 million and $0.4 million as of September 30, 2019 and 2018, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 8 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2019, 2018, and 2017, depreciation expense was $11.2 million, $9.4 million, and $7.0 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2019 and 2018 is as follows:

(in millions)	September 30, 2019	September 30, 2018
Property and equipment:
Furniture and fixtures	$10.6	$8.7
Software	33.9	30.5
Equipment	28.1	24.7
Leasehold improvements	20.3	17.0
Total property and equipment	92.9	80.9
Less accumulated depreciation	(49.0)	(38.5)
Property and equipment, net	$43.9	$42.4
Note 9 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2019 and 2018 is as follows:

(in millions)	September 30, 2019	September 30, 2018
Commerical Hedging	$30.3	$30.3
Global Payments	7.6	8.9
Physical Commodities	4.6	2.4
Securities	8.7	6.8
Goodwill	$51.2	$48.4
The Company recorded zero and $1.3 million in foreign exchange revaluation losses on goodwill for the years ended September 30, 2019 and 2018, respectively.
The Company recorded a reduction to goodwill of $1.3 million during the year ended September 30, 2019 within the Global Payments operating segment related to measurement period adjustments on the acquisition of INTL Technology Services, LLC (formerly PayCommerce Financial Solutions, LLC) and in connection with the joint venture transaction discussed in Note 20.
The Company recorded additional goodwill of $2.2 million during the year ended September 30, 2019 within the Physical Commodities operating segment related to the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH as discussed in Note 20.
The Company recorded additional goodwill of $1.9 million during the year ended September 30, 2019 within the Securities operating segment related to the acquisition of Fillmore Advisors, LLC as discussed in Note 20.
Note 10 – Intangible Assets
During the year ended September 30, 2019, the Company recorded a definite-lived intangible asset subject to amortization of $2.6 million for internally developed software acquired through the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH. The Company also recorded indefinite-lived intangible assets not subject to amortization of $2.1 million for website domains acquired through the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH. See Note 20 - Acquisitions for further discussion.
During the year ended September 30, 2019, the Company recorded a definite-lived intangible asset subject to amortization of $0.7 million for client base assets acquired through the acquisition of Fillmore Advisors, LLC. See Note 20 - Acquisitions for further discussion.
During the year ended September 30, 2019, the Company recorded an indefinite-lived intangible asset not subject to amortization of $2.7 million related to the acquisition of Akshay Financeware, Inc. See Note 20 - Acquisitions for further discussion.

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2019			September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$5.3	$(3.0)	$2.3	$2.7	$(2.6)	$0.1
Client base	22.1	(12.5)	9.6	21.4	(10.1)	11.3
Total intangible assets subject to amortization	27.4	(15.5)	11.9	24.1	(12.7)	11.4

Intangible assets not subject to amortization:
Website domains	2.1	—	2.1	—	—	—
Business licenses	2.7	—	2.7	—	—	—
Total intangible assets not subject to amortization	4.8	—	4.8	—	—	—
Total intangible assets	$32.2	$(15.5)	$16.7	$24.1	$(12.7)	$11.4
Amortization expense related to intangible assets was $2.8 million, $2.3 million, and $2.8 million for the years ended September 30, 2019, 2018, and 2017, respectively.
As of September 30, 2019, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2020	$2.9
Fiscal 2021	2.9
Fiscal 2022	1.6
Fiscal 2023	1.4
Fiscal 2024 and thereafter	3.1
$11.9
Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $743.9 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
A three-year first-lien senior secured syndicated loan facility under which $386.4 million is available to the Company for general working capital requirements and capital expenditures. On February 22, 2019, the Company amended its existing $262.0 million senior secured syndicated credit facility, to extend the maturity date through February 2022 and to increase the size of the facility to $350.0 million. Subsequent to September 30, 2019, additional members were added to the syndication further increasing the committed amount to $393.0 million. The amended facility is comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility.

The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the year ended September 30, 2019, the Company made three scheduled quarterly principal payments against the Term Loan equal to $6.6 million, reducing the amount outstanding to $168.4 million as of September 30, 2019. Amounts repaid on the Term Loan may not be reborrowed.
During the year ended September 30, 2019, the Company paid $3.1 million in rating agency fees, arrangement fees, commitment fees, and other deferred financing costs in connection with amending the credit facility. These deferred financing costs are being amortized over the 36 month term of the amended credit facility.
The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. Per the terms of the amended facility, the commitment fees and interest rates are subject to decrease if the Company’s consolidated leverage ratio, as defined, decreases below certain thresholds. As of September 30, 2019, unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Both the revolving credit facility and the Term Loan are subject to variable rates of interest. As of September 30, 2019, borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%. Borrowings under the Base Rate and Eurodollars options were subject to interest rates of 7.25% and 4.95%, respectively, as of September 30, 2019. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement. The Company was in compliance with all covenants under the loan facility as of September 30, 2019.

•
An unsecured syndicated committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, INTL FCStone Financial to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone Financial’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 7.25% as of September 30, 2019. The agreement contains financial covenants related to INTL FCStone Financial’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. INTL FCStone Financial was in compliance with these covenants as of September 30, 2019. The facility is guaranteed by the Company.

•
A syndicated committed borrowing facility under which $232.5 million is available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.38% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Eurodollar Rate plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined. Borrowings under the Base Rate and Eurodollar options were subject to interest rates of 5.0% and 4.5%, respectively, as of September 30, 2019. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2019.

•
An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, INTL FCStone Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2019. The facility is guaranteed by the Company.

Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which INTL FCStone Financial may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2019 and 2018.
The Company has a secured, uncommitted loan facility, under which INTL FCStone Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were zero and $14.0 million in borrowings outstanding under this credit facility as of September 30, 2019, and September 30, 2018, respectively.
The Company has secured uncommitted loan facilities under which INTL FCStone Financial may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2019 and September 30, 2018.
The Company has a secured, uncommitted loan facility, under which FCStone Merchant Services, LLC can borrow up to $20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchant Services, LLC that is (a) either located outside of the

U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. The amounts borrowed under the facilities are payable on demand. Loans under the facility accrue interest at a per annum rate equal to the applicable Cost of Funds Rate, as defined, plus 3.00% or at the Base Rate, as defined, plus 2.00%. Letters of credit under the facility accrue a fee at the per annum rate of 2.75%. The interest rate associated with these borrowings was approximately 5.0%. There were $3.4 million and $3.8 million in borrowings outstanding under this credit facility as of September 30, 2019, and September 30, 2018, respectively.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	September 30, 2019		September 30, 2018
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$189.9	$167.6	(2)	$—
Revolving Line of Credit	(1)	February 22, 2022	196.5	70.0		208.2
INTL FCStone Inc.			386.4	237.6		208.2
INTL FCStone Financial, Inc.	None	April 3, 2020	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	February 1, 2020	232.5	128.5		128.0
INTL FCStone Ltd.	None	January 31, 2020	50.0	—		—
			$743.9	$366.1		$336.2

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	—		14.0
INTL FCStone Ltd.	Commodities warehouse receipts	n/a	n/a	—		—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	3.4		3.8

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				0.4		1.2
Total outstanding borrowings				$369.9		$355.2
(1) The INTL FCStone Inc. committed credit facility is secured by substantially all of the assets of INTL FCStone Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
(2) Amount outstanding under the Term Loan is reported net of unamortized deferred financing costs of $0.8 million.
As reflected above, $357.5 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2020. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

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
As of September 30, 2019 and 2018, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company
OptionSellers
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
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial Inc. for any account deficits in their accounts. As of September 30, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.2 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Contractual Commitments
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases was $14.1 million, $12.0 million and $11.3 million, for fiscal years ended September 30, 2019, 2018, and 2017, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2019 are as follows:

(in millions)
Year ending September 30,
2020	$11.2
2021	9.9
2022	7.5
2023	6.2
2024	5.8
Thereafter	2.6
$43.2
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2019 fair values. The purchase commitments and other obligations as of September 30, 2019 for less than one year, one to three years and three to five years were $2,893.1 million, $16.3 million and $18.0 million, respectively. There are no purchase commitments and other obligations after five years as of September 30, 2019. The purchase commitments for less than one year will be offset by corresponding sales commitments of $2,633.9 million.
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
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2019 and 2018, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheets.
Note 13 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary INTL FCStone Financial is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. INTL FCStone Financial is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, INTL FCStone Financial is required to maintain “adjusted net capital”, equivalent to the greater of $1,000,000 or 8 percent of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. INTL FCStone Financial also has a restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
INTL FCStone Financial as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2019, INTL FCStone Financial prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, the customer reserve requirement was $19.4 million as of September 30, 2019. Additional deposits of $21.4 million were made to the customer SRBA in the week subsequent to September 30, 2019 to meet the customer segregation and segregated deposit timing requirements of Rule 15c3-3. The PAB reserve requirement was $2.6 million as of September 30, 2019. Additional deposits of $3.6 million were made to the PAB SRBA in the week subsequent to September 30, 2019 to meet the PAB segregation and segregated deposit timing requirements of Rule 15c3-3.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of INTL FCStone Financial relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated clients’ accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of INTL FCStone Financial relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts. As of September 30, 2019, INTL FCStone Financial had client segregated and client secured funds of $2,288.7 million and $173.5 million, respectively, compared to a minimum regulatory requirement of $2,232.1 million and $161.0 million, respectively.
The Company’s subsidiary INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K., as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. As of September 30, 2019, INTL FCStone Ltd had client segregated funds of $207.6 million compared to a minimum regulatory requirement of $196.9 million
The following table details the Company’s subsidiaries with a minimum net capital requirement in excess of $5.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2019 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	$170.1	$97.5
INTL FCStone Ltd	FCA	$231.7	$123.3
Certain other subsidiaries of the Company, each with a minimum requirement less than $5.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2019, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 14 – Securities and Commodity Financing Transactions
The Company’s outstanding notes receivable in connection with repurchase agreements for agricultural and energy commodities, whereby the clients sell to the Company certain commodity inventory and agree to repurchase the commodity inventory at a future date at a fixed price were zero and $1.9 million as of September 30, 2019 and 2018, respectively.

The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, fund principal debt trading, acquire securities to cover short positions, acquire securities for settlement, and to accommodate counterparties’ needs under matched-book trading strategies. These agreements are recorded as collateralized financings at their contractual amounts plus accrued interest. The related interest is recorded in the consolidated income statements as interest income or interest expense, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with contractual agreements. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged.
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2019 and 2018, financial instruments owned, at fair value of $478.8 million and $123.0 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheets.
In addition, as of September 30, 2019 and 2018, the Company pledged financial instruments owned, at fair value of $1,228.9 million and $1,481.1 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $1,175.1 million and $369.8 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,414.0 million and $267.9 million as of September 30, 2019 and 2018, respectively. Additionally, the Company had also pledged financial instruments owned of zero and $27.1 million as of September 30, 2019 and 2018, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 11.
At September 30, 2019 and 2018, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2019 and 2018 was $3,060.2 million and $1,294.8 million, respectively, of which $329.8 million and $473.9 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements and matched-book trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$1,553.9	$565.8	$654.0	$2,773.7
Securities loaned	1459.9	—	—	1,459.9
Gross amount of secured financing	$3,013.8	$565.8	$654.0	$4,233.6

	September 30, 2018
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$934.9	$661.3	$340.5	$1,936.7
Securities loaned	277.9	—	—	277.9
Gross amount of secured financing	$1,212.8	$661.3	$340.5	$2,214.6

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

Securities sold under agreements to repurchase	September 30, 2019	September 30, 2018
U.S. Treasury obligations	$108.8	$39.6
U.S. government agency obligations	359.5	461.7
Asset-backed obligations	96.7	50.0
Agency mortgage-backed obligations	2,208.7	1,385.4
Total securities sold under agreement to repurchase	$2,773.7	$1,936.7

Securities loaned
Equity securities	1,459.9	277.9
Total securities loaned	1,459.9	277.9
Gross amount of secured financing	$4,233.6	$2,214.6
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,474.4	$(49.9)	$1,424.5
Securities borrowed	$1,423.2	$—	$1,423.2
Securities sold under agreements to repurchase	$2,823.6	$(49.9)	$2,773.7
Securities loaned	$1,459.9	$—	$1,459.9

	September 30, 2018
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$870.8	$—	$870.8
Securities borrowed	$225.5	$—	$225.5
Securities sold under agreements to repurchase	$1,936.7	$—	$1,936.7
Securities loaned	$277.9	$—	$277.9
Note 15 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $8.1 million, $6.6 million and $6.3 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 2.0 million shares of the Company’s common stock. As of September 30, 2019, there were 0.7 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year ended September 30, 2019
	2019	2018	2017
Expected stock price volatility	27%	30%	31%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.86%	1.23%	0.99%
Average expected life (in years)	6.05	3.06	3.08
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2019, 2018, and 2017 was $10.47, $9.79 and $8.67, respectively.
The following is a summary of stock option activity for the year ended September 30, 2019:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2018	588,020	835,454	$29.27	$11.93	3.01	$15.9
Additional shares authorized by shareholders	1,000,000
Granted	(922,000)	922,000	$44.31	$10.47
Exercised		(46,444)	$25.04	$5.21
Forfeited	25,048	(25,048)	$31.31	$11.91
Expired	1,584	(1,584)	$33.83	$7.46
Balances at September 30, 2019	692,652	1,684,378	$37.59	$11.32	4.62	$9.2
Exercisable at September 30, 2019		472,424	$28.96	$12.27	2.08	$5.8
The total compensation cost not yet recognized for non-vested awards of $9.9 million as of September 30, 2019 has a weighted-average period of 5.61 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years ended September 30, 2019, 2018, and 2017 was $0.7 million, $2.1 million and $2.6 million, respectively.
The options outstanding as of September 30, 2019 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	—	n/a	n/a
$20.00	-	$25.00	—	n/a	n/a
$25.00	-	$30.00	564,000	$25.91	2.37
$30.00	-	$35.00	32,881	$31.37	0.28
$35.00	-	$40.00	213,830	$39.33	2.43
$40.00	-	$45.00	871,667	$44.91	6.78
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	—	n/a	n/a
$55.00	-	$60.00	2,000	$55.28	2.89
			1,684,378	$37.59	4.62

Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2019, 1.2 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2019:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2018	1,377,278	274,628	$38.20	1.15	$13.3
Granted	(223,481)	223,481	$39.57
Vested	—	(144,226)	$35.85
Forfeited	3,105	(3,105)	$35.62
Balances at September 30, 2019	1,156,902	350,778	$40.06	1.36	$14.4
The total compensation cost not yet recognized of $10.0 million as of September 30, 2019 has a weighted-average period of 1.36 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 80% debt securities and 20% equity investments and had a total fair value of $38.9 million and $35.6 million as of September 30, 2019 and 2018, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $36.5 million and $32.5 million and the discount rate assumption used in the measurement of this obligation was 3.10% and 4.20% as of September 30, 2019 and 2018, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $2.4 million and $3.1 million as of September 30, 2019 and 2018, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2019 and 2018. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.7 million and $1.6 million as of September 30, 2019 and 2018, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.6 million as of September 30, 2019 and 2018.
The Company recognized a net periodic benefit of $0.1 million, $0.2 million and $0.3 million for the year ended September 30, 2019, 2018 and 2017, respectively. The expected long-term return on plan assets assumption is 4.50% for 2019. The Company made contributions of $0.1 million and $1.0 million to the plans in the years ended September 30, 2019 and 2018, respectively. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2020, $2.1 million in 2021, $2.0 million in 2022, $2.0 million in 2023, $2.0 million in 2024 and $9.5 million in 2025 through 2029.

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
For fiscal years ended September 30, 2019, 2018, and 2017, the Company’s contribution to these defined contribution plans were $7.5 million, $6.8 million and $6.1 million, respectively.
Note 17 – Other Expenses
Other expenses for the years ended September 30, 2019, 2018, and 2017 are comprised of the following:

	Year Ended September 30,
(in millions)	2019	2018	2017
Insurance	$3.4	$2.6	$2.7
Advertising, meetings and conferences	5.2	6.2	4.0
Office supplies and printing	1.9	1.7	2.1
Other clearing related expenses	2.5	2.5	2.6
Other non-income taxes	4.6	4.9	4.6
Contingent consideration, net	—	—	0.1
Other	10.8	8.4	9.8
Total other expenses	$28.4	$26.3	$25.9
Note 18 – Bad Debt on Physical Coal
During the year ended September 30, 2018 and 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business, conducted solely in the Company’s Singapore subsidiary, INTL Asia Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal included allowances on amounts due to the Company from the supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by INTL Asia Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts.
During fiscal 2017, the Company purchased coal delivered onto barges and paid 80% of the value against bills of lading and purchase invoices, with the remaining 20% payable following inspection upon delivery to clients’ vessels. The Company took title of the coal when it was loaded onto barges and maintained title until it was offloaded onto clients’ vessels. The logistics related to the delivery of coal to the clients’ vessels was out-sourced to the Company’s coal supplier, and the Company determined that certain purchased coal was not delivered to the clients’ vessels during the fourth quarter ended September 30, 2017. Furthermore, the Company determined that the supplier was unable to deliver such purchased coal to its clients. Demurrage claims, dead freight, and other penalty charges paid and payable by INTL Asia Pte. Ltd. to its clients were due to be reimbursed by the supplier based on transaction agreements with the supplier. The Company determined the supplier was unable to make this reimbursement. During the year ended September 30, 2018, the Company completed its exit of the physical coal business, which was part of our Physical Commodities segment.
During the year ended September 30, 2019, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2018 and fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2018 and fiscal 2017, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million. During the year ended September 30, 2019, the Company also received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. The Company has presented the bad debt on physical coal and subsequent recoveries separately as a component of income before tax in the consolidated income statements.

Note 19 – Income Taxes
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company computed its income tax expense for the year ending September 30, 2019 using a U.S. statutory tax rate of 21%. The Company computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. The Tax Reform imposed a mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries for the year ended September 30, 2018.
The Tax Reform also established new tax laws that affected the year ending September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred. The estimated impact of GILTI is included in the effective tax rate and increases the effective income tax rate by approximately 2.2% for the year ended September 30, 2019.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a provisional measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s income tax accounting provisional measurement period for the Tax Reform concluded during the three months ended December 31, 2018 with no adjustments to the provisional amounts recorded during the year ended September 30, 2018.
For the year ended September 30, 2018, the Company recorded income tax expense of $8.6 million related to the remeasurement of deferred tax assets and liabilities, which increased the effective tax rate by 8.5%.
The Tax Reform also included a mandatory repatriation transition tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post 1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company recorded a transition tax obligation of $11.2 million during the year ended September 30, 2018, which increased the effective tax rate by 11% during the year ended September 30, 2018.
Income tax expense (benefit) for the years ended September 30, 2019, 2018, and 2017 was allocated as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Income tax expense attributable to income from operations	$25.9	$46.0	$8.8
Taxes allocated to stockholders’ equity, related to pension liabilities	(0.2)	0.1	1.0
Taxes allocated to additional paid-in capital, related to share-based compensation	—	—	0.1
Total income tax expense	$25.7	$46.1	$9.9
The components of income tax expense (benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Current taxes:
U.S. federal	$(1.9)	$0.8	$0.7
U.S. State and local	(0.8)	0.5	1.2
International	24.9	22.4	16.7
Total current taxes	22.2	23.7	18.6
Deferred taxes	3.7	22.3	(9.8)
Income tax expense	$25.9	$46.0	$8.8

U.S. and international components of (loss) income from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
U.S.	$(2.6)	$9.9	$(13.9)
International	113.6	91.6	29.1
Income from operations, before tax	$111.0	$101.5	$15.2
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2019	2018	2017
Federal statutory rate effect of:	21.0%	24.5%	35.0%
U.S. State and local income taxes	(1.5)%	0.8%	(2.6)%
Foreign earnings and losses taxed at different rates	0.7%	(0.8)%	11.5%
Change in foreign valuation allowance	1.0%	(0.8)%	(1.4)%
Change in state valuation allowance	0.5%	—%	4.1%
U.S. permanent items	0.1%	(0.2)%	3.6%
Foreign permanent items	0.7%	2.1%	8.1%
U.S. bargain purchase gain	(1.0)%	—%	—%
Remeasurement of deferred tax	—%	8.5%	—%
Repatriation Transition tax	—%	11.0%	—%
GILTI	2.2%	—%	—%
Other reconciling items	(0.4)%	0.2%	(0.6)%
Effective rate	23.3%	45.3%	57.7%
The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2019	September 30, 2018
Deferred tax assets:
Share-based compensation	$3.3	$2.8
Deferred compensation	3.6	1.4
Foreign net operating loss carryforwards	2.6	4.2
U.S. State and local net operating loss carryforwards	9.2	8.7
U.S. federal net operating loss carryforwards	1.1	—
Intangible assets	4.8	1.8
Bad debt reserve	1.3	1.5
Tax credit carryforwards	0.5	—
Foreign tax credit carryforwards	5.0	6.5
Other compensation	2.2	3.4
Other	1.1	0.9
Total gross deferred tax assets	34.7	31.2
Less valuation allowance	(8.5)	(3.5)
Deferred tax assets	26.2	27.7
Deferred income tax liabilities:
Unrealized gain on securities	3.2	2.6
Prepaid expenses	2.2	1.8
Property and equipment	2.6	3.1
Pension liability	0.2	0.4
Deferred income tax liabilities	8.2	7.9
Deferred income taxes, net	$18.0	$19.8
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

As of September 30, 2019 and 2018, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $7.1 million and $9.4 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. During the year ended September 30, 2018, the Company utilized $21.9 million of U.S. federal net operating losses against the mandatory repatriation transition tax. The state and local net operating loss carryforwards of $5.6 million, net of valuation allowance, begin to expire after September 2020.
The Company also has $0.6 million, net of valuation allowances, of federal net operating loss carryforwards due to the acquisition of GMP Securities LLC, as discussed in Note 20. These federal net operating loss carryforwards consist of a portion that will expire in tax years ending 2032 through 2037. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2038 and are limited by Internal Revenue Code (“IRC”) Section 382. As of September 30, 2019 and 2018, INTL Asia Pte. Ltd. has a net operating loss carryforward of $0.2 million and $2.9 million, respectively. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of Tax Reform, the AMT credit carryforward deferred tax asset was reclassified to income taxes receivable during the year ended September 30, 2018. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2020 through 2021. Any remaining amount is fully refundable by fiscal year 2022. During the year ended September 30, 2018, the Company generated $5.1 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, the Company believes that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.
The valuation allowance for deferred tax assets as of September 30, 2019 was $8.5 million. The net change in the total valuation allowance for the year ended September 30, 2019 was an increase of $5.0 million. Of this amount, $3.3 million is related to federal net operating losses and net unrealized built-in losses acquired through the GMP Securities, LLC acquisition, which are limited by the provisions of IRC Section 382, as further discussed in Note 20. The remaining increase is related to foreign and state net operating loss carryforwards. The valuation allowances as of September 30, 2019 and 2018 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $383.5 million and $354.7 million as of September 30, 2019 and 2018, respectively. The Company recognized the mandatory repatriation tax related to these undistributed earnings as part of Tax Reform during the year ended September 30, 2018 and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but may be subject to applicable withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform, and earnings that would not result in any significant foreign taxes. During the year ended September 30, 2019, the Company repatriated $13.0 million of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Balance, beginning of year	$0.1	$0.1	$0.1
Gross decreases for tax positions of prior years	(0.1)	—	—
Balance, end of year	$—	$0.1	$0.1
The Company has a minimal balance of unrecognized tax benefits as of September 30, 2019, that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest and penalties included in the consolidated balance sheets as of September 30, 2019 and 2018.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2019, 2018, and 2017.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2012 through September 30, 2019 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2017 to September 30, 2019. In Brazil, the Company has open tax years ranging from December 31, 2014 through December 31, 2018.

In Argentina, the Company has open tax years ranging from September 30, 2012 to September 30, 2019. In Singapore, the Company has open tax years ranging from September 30, 2015 to September 30, 2019.
Note 20 – Acquisitions
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2019
Carl Kliem S.A.
On November 30, 2018, the Company acquired the entire issued and outstanding share capital of Carl Kliem S.A., an independent interdealer broker based in Luxembourg, which provides foreign exchange, interest rate and fixed income products to institutional clients across the European Union (“E.U.”). Carl Kliem S.A. employs approximately 40 people and has more than 400 active institutional clients. This acquisition provides the Company with access to additional European institutional clients that can benefit from the Company’s full suite of financial services and a E.U.-based entity in anticipation of the U.K.’s planned exit from the E.U. The purchase price was $2.1 million of cash consideration, and was equal to the net tangible book value on the closing date less restructuring costs. The Company subsequently renamed Carl Kliem S.A. to INTL FCStone Europe S.A.
The final purchase price allocation resulted in cash and cash equivalents of $1.7 million, receivables from clients of $1.1 million, property and equipment of $0.1 million, income tax receivables of $0.1 million, accounts payable and other accrued liabilities of $0.6 million, and payable to broker-dealers, clearing organizations, and counterparties of $0.2 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price; accordingly, the Company recorded a bargain purchase gain of $0.1 million during the year ended September 30, 2019, which is presented within ‘other gains’ in the consolidated income statement.
The business activities of INTL FCStone Europe S.A. have been included within the Company’s Securities and Clearing and Execution Services reportable segments. The Company’s consolidated income statement for the year ended September 30, 2019 includes operating revenues and a net loss of $4.2 million and $2.3 million, respectively, for the post-acquisition results of the acquired business.
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
The purchase price was $8.2 million of cash consideration was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price, and accordingly the Company recorded a bargain purchase gain of $5.4 million during the year ended September 30, 2019, which is presented within ‘other gains’ in the consolidated income statement. The Company believes the transaction resulted in a bargain purchase gain due to the Company’s ability to incorporate GMP’s business activities into its existing business structure, and its ability to utilize certain deferred tax assets, including net operating loss carryforwards, and other assets while operating the business that may not have been likely to be realized by the seller nor was contemplated in the purchase price.
On May 1, 2019, GMP was merged into the Company’s wholly owned regulated U.S. subsidiary, INTL FCStone Financial. The Company’s consolidated income statement includes the post-acquisition results, which include operating revenues and a net loss before tax of $8.2 million and $2.1 million, respectively, for the year ended September 30, 2019. The acquired businesses are included within the Company’s Securities reportable segment.

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
CoinInvest GmbH and European Precious Metal Trading GmbH
On April 1, 2019, the Company’s subsidiary INTL FCStone (Netherlands) B.V. acquired 100% of the outstanding shares of CoinInvest GmbH and European Precious Metal Trading GmbH. Through the websites coininvest.com and silver-to-go.com, CoinInvest GmbH and European Precious Metal Trading GmbH are leading European online providers of gold, silver, platinum, and palladium products to retail investors, institutional investors, and financial advisors. The addition of CoinInvest GmbH and European Precious Metal Trading GmbH to the Company’s global product suite expands its offering, providing clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice, to add to their investment portfolios.
The purchase price consisted of cash consideration of $22.0 million, including $11.2 million for the purchase of shareholders loans outstanding with the acquired entities. The cash consideration transferred exceeded the preliminary fair value of the tangible net assets acquired on the closing date by $6.8 million.
The Company acquired certain identifiable intangible assets, including website domain names and internally developed software. The Company has engaged a third-party valuation specialist to assist with the valuation of these acquired intangible assets. Based upon the preliminary valuation analysis, the Company has allocated $2.1 million and $2.5 million of the excess consideration over the preliminary fair value of tangible net assets acquired on the closing date to the identifiable domain names and internally developed software, respectively. The remaining excess of $2.2 million was allocated to goodwill. The goodwill represents the synergies expected to be achieved by combining the acquired business with the Company’s existing precious metals offering and the acquired assembled workforce.
The internally developed software was assigned to the Physical Commodities reportable segment and will be amortized over a useful life of 5 years. The useful life of the domain names was determined to be indefinite.
The Company’s consolidated income statement includes the post-acquisition results, including operating revenues and a net loss before tax of $0.6 million and $0.3 million, respectively, for the year ended September 30, 2019. Operating revenues during the year ended September 30, 2019 include unrealized losses on derivatives held to manage the downside price risk of physical commodities inventory, which is valued at the lower of cost or net realizable value; therefore, inventory was not recorded above its cost basis. The acquired businesses are included within the Company’s Physical Commodities reportable segment.

The following represents a preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value
Cash and cash equivalents	$2.0
Receivables from clients (1)	1.2
Receivable from affiliate	1.1
Income tax receivable	0.1
Physical commodities inventory	9.8
Deferred tax assets, net	0.2
Other assets	1.2
Total fair value of tangible assets acquired	15.6

Accounts payable and other accrued liabilities	0.2
Payables to clients	0.2
Total fair value of tangible liabilities assumed	0.4
Fair value of net tangible assets acquired	15.2
Purchase price	22.0
Excess purchase price over fair value of tangible net assets acquired	$6.8

Excess purchase price over fair value of tangible net assets acquired allocated to identifiable intangible assets:
Domain names	$2.1
Internally developed software	2.5
Total excess purchase price allocated to identifiable intangible assets	4.6

Remaining excess allocated to goodwill	$2.2
(1) Amount represents the contractual amount of receivables due from clients for trading activity, all of which the Company expects to be collectible as of the closing date.
Fillmore Advisors, LLC
On September 1, 2019, the Company acquired 100% of the U.S.-based trading firm Fillmore Advisors, LLC (“Fillmore”). Fillmore is an independent, SEC-registered broker-dealer firm and FINRA member firm and a leading provider of outsourced trading solutions and operational consulting to institutional asset managers. The firm, headquartered in Park City, Utah, is composed of traders that specialize in global buy-side and sell-side experience. Institutional clients can benefit from Fillmore’s comprehensive product coverage offering for equities, equity-linked, foreign exchange, credit, rates, and commodities. Fillmore will become an extension of the newly established prime brokerage division of the Company’s Securities reportable segment.
The purchase price consists of $1.4 million of cash consideration and also includes a contingent earn-out with payments over the eight quarters following the acquisition. The contingent earn-out payments are variable in nature and equal to 50% of Segment Income, as defined in the SPA, for each quarterly period. The fair value of the contingent consideration was estimated at $1.8 million as of the closing date. See Note 4 for fair value measurement considerations.
The Company acquired certain identifiable intangible assets related to Fillmore’s client base. Based upon the preliminary valuation analysis, the Company has allocated $0.7 million of the excess consideration over the preliminary fair value of tangible net assets acquired on the closing date to this intangible asset. The remaining excess of $1.9 million was allocated to goodwill. The goodwill represents the synergies expected to be achieved by combining the acquired business with the Company’s existing prime brokerage offering and the acquired assembled workforce.
The client base intangible asset and goodwill were assigned to the Securities reportable segment. The client base intangible asset will be amortized over a useful life of 5 years.

The following represents a preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value
Cash and cash equivalents	$0.2
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	0.3
Receivables from clients, net (1)	0.2
Other assets	0.4
Total fair value of tangible assets acquired	1.1

Accounts payable and other accrued liabilities	0.5
Total fair value of tangible liabilities assumed	0.5
Fair value of net tangible assets acquired	0.6
Purchase price (2)	3.2
Excess purchase price over fair value of tangible net assets acquired	$2.6

Excess purchase price over fair value of tangible net assets acquired allocated to identifiable intangible assets:
Client relationships	$0.7
Total excess purchase price allocated to identifiable intangible assets	0.7

Remaining excess allocated to goodwill	$1.9
(1) Amount represents the contractual amount of receivables due from clients for trading activity, all of which the Company expects to be collectible as of the closing date.
(2) Includes the fair value of contingent consideration of $1.8 million.
Subsequent Acquisition
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary INTL FCStone Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore (“MAS”). This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The purchase price for the acquired assets is $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and is included in ‘other assets’ on the consolidated balance sheet as of September 30, 2019. The remaining $2.5 million was paid to the seller at closing of the acquisition, which occurred on October 7, 2019. The Company will account for this transaction as the acquisition of a business. The initial purchase price allocation for this acquisition is not yet complete.
Acquisitions in Fiscal 2018
PayCommerce Financial Solutions, LLC
On September 5, 2018, the Company acquired all of the outstanding membership interests of PayCommerce Financial Solutions, LLC (“PCFS”). Subsequent to the acquisition, the Company renamed PCFS to INTL Technology Services, LLC (“ITS”). ITS is a fully accredited Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) Service Bureau provider. This acquisition enables the Company to act as a SWIFT Service Bureau for its 300-plus correspondent banking network, thus providing another important service for delivering local currency, cross-border payments to the developing world.
The purchase price was approximately $3.8 million of cash consideration. The initial purchase price allocation resulted in $0.7 million in receivables, $0.8 million in property, plant, and equipment, a $0.5 million equity investment related to a minority interest in the joint venture entity Akshay Financeware, Inc., and $2.2 million in liabilities assumed. Additionally, the Company acquired identifiable, definite-lived client relationship and client list assets that have been assigned a fair value of $1.3 million and a useful life of 5 years. The fair value of the consideration transferred exceeded the initial fair value of identifiable assets acquired and liabilities assumed. The excess of the purchase consideration over the initial fair value of net tangible and identifiable intangible assets acquired of $2.6 million was recorded as goodwill as of September 30, 2018.
On February 13, 2019, the Company paid $0.2 million to acquire the majority interest in Akshay Financeware, Inc. The acquisition of the majority interest in Akshay Financeware, Inc. was accounted for as a step acquisition. As a result, the

Company changed the classification and measurement of the $0.5 million previously held equity interest and recognized all identifiable assets and liabilities of the wholly-owned entity at fair value. The Company recorded $2.7 million of indefinite-lived intangible assets related to SWIFT licenses held by the acquired entity and an associated deferred tax liability of $0.7 million. Additionally, the Company recorded a measurement period adjustment to goodwill of $1.3 million. As of September 30, 2019, the Company had recorded goodwill of $1.3 million related to the acquisition of PCFS and the step acquisition of Akshay Financeware, Inc.
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
Acquisition in Fiscal 2017
ICAP’s EMEA Oils Broking Business
Effective October 1, 2016, the Company’s subsidiary, INTL FCStone Ltd acquired the London-based EMEA oils voice brokerage business of ICAP Plc. The business provides brokerage services across the fuel, crude, and middle distillates markets to commercial and institutional clients throughout EMEA. The terms of the agreement included cash consideration of $6.0 million paid directly to ICAP as well as incentive amounts payable to employees acquired based upon their continued employment. The cash consideration paid to ICAP was dependent upon the number of brokers who accepted INTL FCStone Ltd.’s employment offer. The transaction was accounted for as an asset acquisition in accordance with FASB ASC 805-50 and FASB ASC 350. The cash consideration paid was allocated entirely to the intangible asset recognized related to the client base acquired. The intangible asset was assigned to the Clearing and Execution Services segment and is being amortized over a useful life of 5 years.

Note 21 – Accumulated Other Comprehensive (Loss) Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income includes net actuarial gains from defined benefit pension plans and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive (loss) income for the year ended September 30, 2019.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2018	$(30.5)	$(2.6)	$(33.1)
Other comprehensive (loss) income, net of tax before reclassifications	(0.8)	(0.8)	(1.6)
Amounts reclassified from AOCI, net of tax	(0.2)	0.1	(0.1)
Other comprehensive (loss) income, net of tax	(1.0)	(0.7)	(1.7)
Balances as of September 30, 2019	$(31.5)	$(3.3)	$(34.8)

Note 22 – Segment and Geographic Information
The Company reports its operating segments based on services provided to clients. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (“Ag”) & Energy and LME Metals)

•	Global Payments

•	Securities (includes components Equity Capital Markets, Debt Capital Markets and Asset Management)

•	Physical Commodities (includes components Precious Metals and Physical Ag & Energy)

•	Clearing and Execution Services (includes components Exchange-Traded Futures & Options, FX Prime Brokerage, Correspondent Clearing, Independent Wealth Management, and Derivative Voice Brokerage)
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
Global Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 170 countries and 140 currencies, which it believes is more than any other payments solution provider. Its proprietary FXecute global payments platform is integrated with a financial information exchange (“FIX”) protocol. This FIX protocol is an electronic communication method for the real-time exchange of information, and the Company believes it represents one of the first FIX offerings for cross-border payments in exotic currencies. FIX functionality allows clients to view real time market rates for various currencies, execute and manage orders in real-time, and view the status of their payments through the easy-to-use portal.
Additionally, as a member of SWIFT, the Company is able to offer its services to large money center and global banks seeking more competitive international payments services. In addition, the Company operates a fully accredited SWIFT Service Bureau which facilitates cross-border payments and acceptance transactions for financial institutions, trade networks and corporations.
Through this single comprehensive platform and our commitment to client service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through its global network of approximately 325 correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
The Company believes its clients value its ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from its years of foreign exchange expertise focused on smaller, less liquid currencies.
Securities
The Company provides value-added solutions that facilitate cross-border trading and believes its clients value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, making markets in over 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, it will, on request, make prices in more than 10,000 unlisted foreign securities. The Company is also a broker-dealer in Argentina and Brazil where we are active in providing institutional executions in the local capital markets.
The Company acts as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
Physical Commodities
The Physical Commodities segment consists of the Company’s Precious Metals trading and Physical Agricultural and Energy commodity businesses. In Precious Metals, the Company provides a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. Through our websites, we provide clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice. In the Company’s trading activities, it acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
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
INTL FCStone Ltd precious metals sales and cost of sales are presented on a net basis and included as a component of ‘principal gains, net’ in the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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
Operating revenues and losses from its precious metals commodities derivatives activities are included in ‘principal gains, net’ in the consolidated income statements. Operating revenues and losses from our Physical Ag and Energy commodity business are included in ‘cost of sales of physical commodities’ in the consolidated income statements The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. The Company’s management continues to evaluate performance and allocated resources on an operating revenue basis.
Clearing and Execution Services (CES)
The Company provides competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Through its platform, client orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2019, the Company’s U.S. FCM held $2.2 billion in required client segregated assets, which the Company believes makes it the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets.

The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
The Company is an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. The Company’s independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. The Company believes it is one of the leading mid-market clearer’s in the securities industry, with approximately 70 correspondent clearing relationships with over $16 billion in assets under management or administration as of September 30, 2019.
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
Through its London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, the Company provides brokerage services across the fuel, crude and middle distillates markets with well known commercial and institutional clients throughout EMEA.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Year Ended September 30,
(in millions)	2019	2018	2017
Total revenues:
Commercial Hedging	$302.4	$286.7	$244.6
Global Payments	112.8	99.2	89.2
Securities	295.3	196.2	151.7
Physical Commodities	31,864.7	26,703.8	28,684.4
Clearing and Execution Services	326.1	332.4	259.8
Corporate Unallocated	20.8	23.9	4.7
Eliminations	(25.1)	(19.5)	(10.8)
Total	$32,897.0	$27,622.7	$29,423.6
Operating revenues:
Commercial Hedging	$302.4	$286.7	$244.6
Global Payments	112.8	99.2	89.2
Securities	295.3	196.2	151.7
Physical Commodities	73.8	56.9	44.8
Clearing and Execution Services	326.1	332.4	259.8
Corporate Unallocated	20.8	23.9	4.7
Eliminations	(25.1)	(19.5)	(10.8)
Total	$1,106.1	$975.8	$784.0
Net operating revenues (loss):
Commercial Hedging	$236.5	$226.4	$194.3
Global Payments	107.0	93.5	80.6
Securities	131.0	94.6	94.6
Physical Commodities	56.3	44.8	37.3
Clearing and Execution Services	133.2	122.6	102.2
Corporate Unallocated	(10.8)	(0.3)	(16.4)
Total	$653.2	$581.6	$492.6
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$170.4	$164.7	$141.8
Global Payments	86.6	75.0	64.4
Securities	81.9	69.1	75.6
Physical Commodities	40.5	31.8	27.2
Clearing and Execution Services	103.4	91.8	78.0
Total	$482.8	$432.4	$387.0
Segment income (loss):
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$100.1	$96.4	$72.8
Global Payments	66.1	59.8	50.6
Securities	47.4	40.8	46.6
Physical Commodities	38.0	16.6	(31.4)
Clearing and Execution Services	54.1	48.3	30.4
Total	$305.7	$261.9	$169.0
Reconciliation of segment income to income before tax:
Segment income	$305.7	$261.9	$169.0
Net costs not allocated to operating segments	200.2	162.4	153.8
Other gains	5.5	2.0	—
Income before tax	$111.0	$101.5	$15.2
(1) During fiscal 2019, the Company recorded recoveries on the bad debt on physical coal of $12.4 million. During fiscal 2018 and fiscal 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business conducted solely in INTL Asia Pte. Ltd., with a coal supplier, as further discussed in Note 18.
(2) The costs not allocated to operating segments include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

(in millions)	As of September 30, 2019	As of September 30, 2018	As of September 30, 2017
Total assets:
Commercial Hedging	$2,041.0	$1,935.7	$1,650.3
Global Payments	278.3	206.6	199.5
Securities	5,219.1	3,058.2	2,101.7
Physical Commodities	357.8	413.7	339.5
Clearing and Execution Services	1,892.1	2,109.9	1,818.9
Corporate unallocated	147.8	100.6	133.5
Total	$9,936.1	$7,824.7	$6,243.4
Information regarding revenues and operating revenues for the years ended September 30, 2019, 2018, and 2017, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2019, 2018, and 2017 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2019	2018	2017
Total revenues:
United States	$1,947.6	$1,587.6	$1,168.0
Europe	280.2	189.6	166.9
South America	56.5	59.5	53.9
Middle East and Asia	30,606.9	25,781.4	28,030.3
Other	5.8	4.6	4.5
Total	$32,897.0	$27,622.7	$29,423.6
Operating revenues:
United States	$799.4	$695.3	$529.4
Europe	209.6	189.0	166.9
South America	56.5	58.0	54.0
Middle East and Asia	34.8	28.9	29.2
Other	5.8	4.6	4.5
Total	$1,106.1	$975.8	$784.0

(in millions)	As of September 30, 2019	As of September 30, 2018	As of September 30, 2017
Long-lived assets, as defined:
United States	$33.9	$33.0	$29.7
Europe	6.6	6.8	7.3
South America	2.1	1.4	1.5
Middle East and Asia	1.0	1.2	0.2
Other	0.3	—	—
Total	$43.9	$42.4	$38.7

Note 23 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2019 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30(1)	June 30	March 31	December 31
Total revenues	$11,279.6	$7,873.0	$7,192.2	$6,552.2
Cost of sales of physical commodities	10,992.7	7,589.6	6,921.1	6,287.5
Operating revenues	286.9	283.4	271.1	264.7
Transaction-based clearing expenses	45.0	45.7	42.7	50.1
Introducing broker commissions	27.7	29.6	24.8	32.6
Interest expense	40.8	42.5	38.4	33.0
Net operating revenues	173.4	165.6	165.2	149.0
Compensation and benefits	105.2	100.9	97.9	89.1
Bad debts	1.0	0.5	0.7	0.3
Bad debt on physical coal (1)	(10.0)	—	—	(2.4)
Other expenses	43.2	42.6	41.1	37.6
Total compensation and other expenses	139.4	144.0	139.7	124.6
Other gains(2)	0.1	—	5.4	—
Income before tax	34.1	21.6	30.9	24.4
Income tax expense	6.9	5.3	7.5	6.2
Net income	$27.2	$16.3	$23.4	$18.2
Net basic earnings per share	$1.42	$0.85	$1.23	$0.96
Net diluted earnings per share	$1.40	$0.84	$1.21	$0.94

	For the 2018 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30,	June 30,	March 31,	December 31,
Total revenues	$6,078.8	$7,118.3	$6,507.0	$7,918.6
Cost of sales of physical commodities	5,835.6	6,858.5	6,246.8	7,706.0
Operating revenues	243.2	259.8	260.2	212.6
Transaction-based clearing expenses	43.1	49.0	50.7	36.9
Introducing broker commissions	32.4	34.1	36.2	31.1
Interest expense	25.3	22.1	19.0	14.3
Net operating revenues	142.4	154.6	154.3	130.3
Compensation and benefits	85.4	86.9	88.2	77.2
Bad debts	1.2	1.6	0.2	0.1
Bad debt on physical coal (1)	—	—	—	1.0
Other expenses	35.3	35.2	36.4	33.4
Total compensation and other expenses	121.9	123.7	124.8	111.7
Other gains(2)	—	2.0	—	—
Income before tax	20.5	32.9	29.5	18.6
Income tax expense	4.8	8.9	6.8	25.5
Net income (loss)	$15.7	$24.0	$22.7	$(6.9)
Net basic (loss) earnings per share	$0.83	$1.27	$1.20	$(0.37)
Net diluted (loss) earnings per share	$0.81	$1.25	$1.18	$(0.37)
(1) During the fourth quarter ended September 30, 2019, the Company recorded a recovery on the bad debt on physical coal received through an insurance policy claim related to the matter. During the first quarter ended December 31, 2018, the Company recorded recoveries on the bad debt on physical coal realized through settlements with clients, paying less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018. During the first quarter of fiscal 2018, the Company recorded charges to earnings of $1.0 million to record an allowance for doubtful accounts related to the bad debt on physical coal. See Note 18 for additional information.
(2) During the second quarter ended March 31, 2019, the Company recorded a bargain purchase gain of $5.4 million related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC). During the third quarter ended June 30, 2018, the Company recorded a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$2.0	$1.8
Receivable from subsidiaries, net	17.6	23.3
Receivable from clients	0.5	—
Notes receivable, net	2.8	1.8
Income taxes receivable	15.7	14.9
Investment in subsidiaries(1)	399.4	318.0
Financial instruments owned, at fair value	0.0	4.4
Deferred income taxes, net	8.2	8.8
Property and equipment, net	26.9	25.9
Other assets	13.0	7.6
Total assets	$486.1	$406.5
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$29.4	$23.0
Payable to clients	0.3	1.7
Payable to lenders under loans	70.4	209.4
Senior term loan	167.6	—
Financial instruments sold, not yet purchased, at fair value	84.5	59.3
Total liabilities	352.2	293.4

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,297,317 issued and 19,075,360 outstanding at September 30, 2019 and 21,030,497 issued and 18,908,540 outstanding at September 30, 2018	0.2	0.2
Common stock in treasury, at cost - 2,221,957 shares at September 30, 2019 and 2,121,957 shares at September 30, 2018	(50.1)	(46.3)
Additional paid-in capital	276.8	267.5
Retained earnings(1)	(93.0)	(108.3)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	133.9	113.1
Total liabilities and equity	$486.1	$406.5

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $495.1 million as of September 30, 2019, respectively, and $425.3 million, as of September 30, 2018, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2019	2018	2017
Revenues:
Management fees from affiliates	$43.2	$40.4	$39.1
Trading losses, net	—	—	(1.0)
Consulting fees	0.1	—	—
Interest income	1.5	2.3	1.2
Dividend income from subsidiaries(2)	85.7	41.9	52.7
Total revenues	130.5	84.6	92.0
Interest expense	19.7	15.7	14.4
Net revenues	110.8	68.9	77.6
Non-interest expenses:
Compensation and benefits	79.7	73.0	60.3
Clearing and related expenses	0.9	1.1	1.2
Trade systems and market information(3)	6.4	5.8	6.4
Occupancy and equipment rental	3.4	2.6	2.5
Professional fees	7.3	6.7	3.7
Travel and business development	2.9	2.6	2.7
Non-trading technology and support(3)	12.5	9.1	7.4
Depreciation and amortization	5.2	4.8	3.3
Communications(3)	0.8	0.9	0.9
Management services fees to affiliates	0.5	—	—
Other(3)	5.8	6.9	5.6
Total non-interest expenses	125.4	113.5	94.0
Other gains	5.3	—	—
Loss from operations, before tax	(9.3)	(44.6)	(16.4)
Income tax benefit	24.6	7.4	26.8
Net (loss) income	$15.3	$(37.2)	$10.4

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $69.8 million and $92.7 million for the years ended September 30, 2019 and 2018, respectively, and a loss from investment in subsidiaries of $4.0 million for the year ended September 30, 2017.

(3) During the year ended September 30, 2018, the Company separately classified non-trading technology and support costs that were previously included within ‘Other’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only. Additionally, during the year ended September 30, 2018, the Company separately classified communications related expenses separately from trading systems and market information related costs. In performing these reclassifications, the Company has made immaterial, retrospective adjustments to conform to the current period presentation. For the year ended September 30, 2017, ‘Other’ expenses included $7.4 million of expenses that are now included within ‘Non-trading technology and support’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only. For the year ended September 30, 2017, ‘Trading systems and market information’ included $0.9 million of expenses that are now included within ‘Communications’ on the Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$15.3	$(37.2)	$10.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5.2	4.8	3.3
Deferred income taxes	0.6	18.0	(10.7)
Amortization and extinguishment of debt issuance costs	1.2	0.7	1.7
Amortization of share-based compensation expense	7.1	6.1	5.5
Gain on acquisition	(5.4)	—	—
Changes in operating assets and liabilities:
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	—	—	2.9
Receivables from subsidiaries, net	—	(0.8)	(0.3)
Due to/from subsidiaries	8.3	(68.6)	27.0
Receivables from clients, net	(0.5)	—	—
Notes receivable, net	(1.0)	2.9	2.1
Income taxes receivable	(0.8)	(6.6)	5.4
Financial instruments owned, at fair value	4.4	(4.4)	1.3
Other assets	(4.4)	(0.7)	7.8
Accounts payable and other accrued liabilities	4.6	8.6	(7.8)
Payable to clients	(1.4)	(0.3)	(2.5)
Financial instruments sold, not yet purchased, at fair value	25.2	34.0	(10.6)
Net cash provided by (used in) operating activities	58.4	(43.5)	35.5
Cash flows from investing activities:
Capital contribution in affiliates	(75.8)	(4.5)	—
Purchase of property and equipment	(6.2)	(5.9)	(6.1)
Net cash used in investing activities	(82.0)	(10.4)	(6.1)
Cash flows from financing activities:
Net change in lenders under loans	(138.2)	58.2	13.5
Payments of notes payable	(0.8)	(0.8)	(0.8)
Repayment of senior unsecured notes	—	—	(45.5)
Proceeds from issuance of senior secured term loan	175.0	—	—
Repayments of senior secured term loan	(6.6)	—	—
Deferred payments on acquisitions	—	(5.5)	—
Share repurchase	(3.8)	—	—
Debt issuance costs	(3.0)	—	—
Exercise of stock options	1.2	2.6	3.4
Withholding taxes on stock option exercises	—	(0.8)	—
Income tax benefit on stock options and awards	—	—	0.7
Net cash provided by (used in) financing activities	23.8	53.7	(28.7)
Net increase (decrease) in cash and cash equivalents	0.2	(0.2)	0.7
Cash and cash equivalents at beginning of period	1.8	2.0	1.3
Cash and cash equivalents at end of period	$2.0	$1.8	$2.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$18.9	$15.0	$8.2
Income taxes (received) paid, net of cash refunds	$(23.9)	$(18.4)	$(22.3)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$1.8	$—	$(0.2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2019, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 excluded INTL FCStone Europe S.A. (formerly Carl Kliem S.A.), acquired with effect from November 30, 2018; INTL Technology Services, LLC (formerly Akshay Financeware, Inc.), acquired with effect from February 13, 2019; CoinInvest GmbH and European Precious Metal Trading GmbH, acquired with effect from April 1, 2019; and Fillmore Advisors, LLC, acquired with effect from September 1, 2019. These acquired businesses had aggregate total assets of $22.2 million and total revenues of $67.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2019.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2019 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 64 in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on February 26, 2020. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2019 (the “2020 Proxy Statement”). The 2020 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2020 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2019, the last day of fiscal 2020, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,684,378	$37.59	692,652
Equity compensation plans not approved by stockholders	—	—	—
Total	1,684,378	$37.59	692,652
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	INTL FCStone Inc. 2013 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 11, 2013).

4.5	Description of Registrant’s Securities *

10.1	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

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

10.5	2012 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2012).

10.6	INTL FCStone Inc. 2016 Executive Performance Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.7	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.8	2017 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2017).

10.9
Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.10	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.11
Amended and Restated Credit Agreement made as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch and Capital One, National Association, as Joint Lead Arrangers and Joint Bookrunners, and Signature Bank, BMO Harris Bank N.A., BankUnited, N.A., CIBC Bank USA, Barclays Bank PLC, Cadence Bank, N.A., The Huntington National Bank, Webster Bank, National Association, and TriState Capital Bank, as additional Lenders, and with the lenders from time to time parties thereto. (incorporated by reference from the Company’s Report of Form 8-K filed with the SEC on February 27, 2019).

10.12
Lender Joinder Agreement dated as of October 3, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Bank of Hope, as New Lender, INTL FCStone Inc.,as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.13
Lender Joinder Agreement dated as of November 20, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Investors Bank, as New Lender, INTL FCStone Inc.,as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.14
Amended and Restated Credit Agreement, made as of June 21, 2010, by and between FCStone, LLC, as borrower, FCStone Group, Inc., as a guarantor, International Assets Holding Corporation, as a guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets, as Sole Lead Arranger, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2010).

10.15
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.16	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.17
Sixteenth Amendment to Amended and Restated Credit Agreement entered into as of April 4, 2019 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.18
Amended and Restated Credit Agreement, entered into as of March 15, 2016, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto). (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on December 14, 2016).

10.19
Sixth Amendment to Amended and Restated Credit Agreement, entered into as of January 18, 2019, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the financial institutions executing this Amendment as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, as Administrative Agent for the Lenders. *

10.20
Seventh Amendment to Amended and Restated Credit Agreement, entered into as of October 16, 2019, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the financial institutions executing this Amendment as Lenders, and Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, as Administrative Agent for the Lenders. *

10.21
Credit Agreement, made as of November 15, 2013, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013).

10.22
Eighth Amendment to Credit Agreement, made as of February 28, 2019, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

10.23
Ninth Amendment to Credit Agreement, made as of May 7, 2019, by and between INTL FCStone Ltd, as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto. *

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 11, 2019
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 11, 2019
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director	December 11, 2019
Scott J. Branch

/s/ DIANE L. COOPER	Director	December 11, 2019
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	December 11, 2019
John M. Fowler

/s/ DARYL HENZE	Director	December 11, 2019
Daryl Henze

/s/ STEVEN KASS	Director	December 11, 2019
Steven Kass

/s/ BRUCE KREHBIEL	Director	December 11, 2019
Bruce Krehbiel

/s/ ERIC PARTHEMORE	Director	December 11, 2019
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 11, 2019
William J. Dunaway	(Principal Financial and Accounting Officer)