Form 10-Q
period 2019-12-31
INTL FCSTONE INC.
filed 2020-02-05
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 3, 2020, there were 19,301,552 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2019	September 30, 2019
ASSETS
Cash and cash equivalents	$338.9	$471.3
Cash, securities and other assets segregated under federal and other regulations (including $306.4 and $306.0 at fair value at December 31, 2019 and September 30, 2019, respectively)	1,380.4	1,049.9
Collateralized transactions:
Securities purchased under agreements to resell	1,603.1	1,424.5
Securities borrowed	1,427.7	1,423.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $630.8 and $626.9 at fair value at December 31, 2019 and September 30, 2019, respectively)	2,380.0	2,540.5
Receivable from clients, net	329.0	422.3
Notes receivable, net	5.8	2.9
Income taxes receivable	4.7	5.2
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $577.9 and $478.8 at December 31, 2019 and September 30, 2019, respectively)	2,177.4	2,175.2
Physical commodities inventory, net (including $200.5 and $151.9 at fair value at December 31, 2019 and September 30, 2019, respectively)	249.7	229.3
Deferred income taxes, net	18.6	18.0
Property and equipment, net	43.3	43.9
Operating right of use assets	33.1	—
Goodwill and intangible assets, net	71.5	67.9
Other assets	66.1	62.0
Total assets	$10,129.3	$9,936.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.8 million at fair value at December 31, 2019 and September 30, 2019)	$128.9	$157.5
Operating lease liabilities	36.2	—
Payables to:
Clients	3,703.7	3,589.5
Broker-dealers, clearing organizations and counterparties (including $4.2 and $5.6 at fair value at December 31, 2019 and September 30, 2019, respectively)	280.6	266.2
Lenders under loans	138.7	202.3
Senior secured term loan, net	186.7	167.6
Income taxes payable	10.8	10.4
Collateralized transactions:
Securities sold under agreements to repurchase	2,931.6	2,773.7
Securities loaned	1,430.8	1,459.9
Financial instruments sold, not yet purchased, at fair value	666.4	714.8
Total liabilities	9,514.4	9,341.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,514,595 issued and 19,282,730 outstanding at December 31, 2019 and 21,297,317 issued and 19,075,360 outstanding at September 30, 2019	0.2	0.2
Common stock in treasury, at cost - 2,231,865 shares at December 31, 2019 and 2,221,957 shares at September 30, 2019	(50.5)	(50.1)
Additional paid-in-capital	280.9	276.8
Total retained earnings	419.1	402.1
Accumulated other comprehensive loss, net	(34.8)	(34.8)
Total stockholders' equity	614.9	594.2
Total liabilities and stockholders' equity	$10,129.3	$9,936.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2019	2018
Revenues:
Sales of physical commodities	$10,978.0	$6,295.8
Principal gains, net	112.5	94.9
Commission and clearing fees	87.2	97.4
Consulting, management, and account fees	21.3	19.1
Interest income	46.0	45.0
Total revenues	11,245.0	6,552.2
Cost of sales of physical commodities	10,968.2	6,287.5
Operating revenues	276.8	264.7
Transaction-based clearing expenses	46.3	50.1
Introducing broker commissions	26.2	32.6
Interest expense	33.8	33.0
Net operating revenues	170.5	149.0
Compensation and other expenses:
Compensation and benefits	104.0	89.1
Trading systems and market information	10.4	9.2
Occupancy and equipment rental	5.0	4.4
Professional fees	6.0	5.3
Travel and business development	4.5	3.8
Non-trading technology and support	6.0	4.2
Depreciation and amortization	3.9	2.9
Communications	1.6	1.3
Bad debts	—	0.3
Recovery of bad debt on physical coal	—	(2.4)
Other	7.5	6.5
Total compensation and other expenses	148.9	124.6
Other gain	0.1	—
Income before tax	21.7	24.4
Income tax expense	5.4	6.2
Net income	$16.3	$18.2
Earnings per share:
Basic	$0.85	$0.96
Diluted	$0.84	$0.94
Weighted-average number of common shares outstanding:
Basic	18,750,270	18,659,748
Diluted	19,074,562	18,993,046
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2019	2018
Net income	$16.3	$18.2
Other comprehensive income:
Foreign currency translation adjustment	0.7	0.3
Other comprehensive income	0.7	0.3
Comprehensive income	$17.0	$18.5
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$16.3	$18.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.9	2.9
Bad debts	—	0.3
Recovery of bad debt on physical coal	—	(2.4)
Deferred income taxes	(0.6)	—
Amortization of debt issuance costs	0.4	0.2
Amortization of share-based compensation	2.6	1.9
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	299.0	330.3
Securities purchased under agreements to resell	(178.6)	(320.5)
Securities borrowed	(4.5)	(737.9)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	281.1	(225.5)
Receivables from clients, net	93.3	(63.7)
Notes receivable, net	(2.9)	2.2
Income taxes receivable	0.5	0.1
Financial instruments owned, at fair value	(2.2)	0.3
Physical commodities inventory, net	(20.4)	—
Operating right of use assets	1.5	—
Other assets	(4.1)	(6.1)
Accounts payable and other accrued liabilities	(25.8)	(15.7)
Operating lease liabilities	(1.3)	—
Payables to clients	114.2	(361.2)
Payables to broker-dealers, clearing organizations and counterparties	14.4	133.6
Income taxes payable	0.4	1.0
Securities sold under agreements to repurchase	157.9	302.6
Securities loaned	(29.1)	753.1
Financial instruments sold, not yet purchased, at fair value	(48.4)	(26.7)
Net cash provided by (used in) operating activities	667.6	(213.0)
Cash flows from investing activities:
Cash paid for acquisitions, net	(5.1)	(0.7)
Purchase of property and equipment	(1.8)	(4.5)
Net cash used in investing activities	(6.9)	(5.2)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(106.0)	80.4
Proceeds from payables to lenders under loans with maturities greater than 90 days	180.5	—
Repayments of payables to lenders under loans with maturities greater than 90 days	(138.0)	—
Proceeds from issuance of senior secured term loan	21.5	—
Repayments of senior secured term loan	(2.5)	—
Repayments of note payable	(0.1)	(0.2)
Repurchase of common stock	(0.4)	—
Debt issuance costs	(0.2)	(0.9)
Exercise of stock options	1.5	0.3
Net cash (used in) provided by financing activities	(43.7)	79.6
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	0.7	0.3
Net increase (decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	617.7	(138.3)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,451.3	2,190.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$3,069.0	$2,051.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$33.0	$33.7
Income taxes paid, net of cash refunds	$5.2	$5.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$4.4	$—
Acquisition of business:
Assets acquired	$296.5	$3.1
Liabilities assumed	(295.8)	(0.9)
Total net assets acquired	$0.7	$2.2
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$338.9	$358.2
Cash segregated under federal and other regulations(1)	1,073.9	707.3
Securities segregated under federal and other regulations(1)	299.5	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	993.0	959.5
Securities segregated and pledged to exchange-clearing organizations(2)	363.7	26.8
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$3,069.0	$2,051.8

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $7.0 million and $312.9 million as of December 31, 2019 and 2018, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,023.3 million and $1,377.7 million as of December 31, 2019 and 2018, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2018
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				18.2		18.2
Other comprehensive income					0.3	0.3
Exercise of stock options			0.3			0.3
Share-based compensation			1.9			1.9
Balances as of December 31, 2018	$0.2	$(46.3)	$269.7	$335.2	$(32.8)	$526.0

	Three Months Ended December 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				16.3		16.3
Other comprehensive income					0.7	0.7
Exercise of stock options			1.5			1.5
Share-based compensation			2.6			2.6
Repurchase of common stock		(0.4)				(0.4)
Balances as of December 31, 2019	$0.2	$(50.5)	$280.9	$419.1	$(34.8)	$614.9
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019, which has been derived from the audited consolidated balance sheet of September 30, 2019, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC.
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

Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements. Among other things, this updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company adopted the new ASUs on October 1, 2019, using the effective date modified retrospective transition approach and has not restated comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to not reassess contracts to determine if they contain leases, lease classification and initial direct costs. The Company’s application of the new standard resulted in changes to the condensed consolidated balance sheet but did not have an impact on the condensed consolidated income statement. See Note 2 for more information.
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this updated standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted this standard on October 1, 2019 and, as a result, recorded a $0.7 million reclassification between accumulated other comprehensive loss, net and retained earnings.
Note 2 – Leases
The Company currently leases office space under non-cancelable operating leases with third parties as of December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included the periods covered by an option to terminate if the Company believes it is reasonably certain to do so.
As the office space leases do not provide an implicit rate, the Company applies a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company applied a collateralized incremental borrowing rate as of October 1, 2019 for operating leases that commenced prior to that date. For office space leases executed by subsidiaries, including foreign subsidiaries, the Company has applied the incremental borrowing rate of the parent company. The Company believes this is a reasonable approach as its subsidiaries either do not have their own treasury functions or the credit facilities available to its subsidiaries do not permit the financing of right-of-use assets. Additionally, in certain instances, the parent company provides a guarantee of the lease payments to the lessor under office space leases executed by its subsidiaries. As such, the Company believes that the pricing of subsidiary leases is more significantly influenced by the credit standing of the parent company than that of its subsidiaries.
Certain office space leases contain variable lease payments related to fair market rent adjustments and local inflation index measures. The Company estimates variable lease payments based upon information available at the lease commencement date in determining the present value of lease payments. The Company applied information available as of October 1, 2019 for operating leases that commenced prior to that date.
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of December 31, 2019. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within ‘occupancy and equipment rental’ on the condensed consolidated statement of income.
As of December 31, 2019, the Company recorded operating lease right-of-use assets and operating lease liabilities of $33.1 million and $36.2 million, respectively.

The following table presents operating lease costs and other information as of and for the three months ended December 31, 2019 (in millions, except as stated):

Operating lease costs (1)	$3.5

Lease term and discount rate information:
Weighted average remaining lease term (years)	4.39
Weighted average discount rate	5.1%

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.7
Right-of-use assets obtained in exchange for operating lease liabilities	$34.6
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of December 31, 2019 (in millions):

Remainder of 2020	$8.5
2021	10.4
2022	7.7
2023	6.2
2024	4.4
After 2024	3.0
Total lease payments (1)	40.2
Less: interest	4.0
Present value of lease liabilities	$36.2
(1) Total lease payments excludes $80.9 million of legally binding lease payments for leases signed and that will commence after December 31, 2019.
In accordance with the disclosure requirements for the adoption of Topic 842, the Company is presenting its operating lease commitment table as of September 30, 2019, which was previously disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (in millions):

2020	11.2
2021	9.9
2022	7.5
2023	6.2
2024	5.8
Thereafter	2.6
43.2
Note 3 – Revenue from Contracts with Clients
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services under FASB Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers (Topic 606). As such, revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
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

Topic 606 does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.0% and 1.8% of the Company’s total revenues for the three months ended December 31, 2019 and 2018, respectively.
The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 39.2% and 44.8% of the Company’s operating revenues for the three months ended December 31, 2019 and 2018, respectively.
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
The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three months ended December 31, 2019 and 2018 (in millions):

	Three Months Ended December 31,
	2019	2018
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$32.4	$39.1
OTC derivative brokerage	5.5	8.9
Equities and fixed income	4.3	1.1
Mutual funds	1.3	2.6
Insurance and annuity products	2.1	1.5
Other	0.3	0.2
Total sales-based commission	45.9	53.4
Trailing:
Mutual funds	3.1	3.2
Insurance and annuity products	3.7	3.7
Total trailing commission	6.8	6.9

Clearing fees	29.5	32.6
Trade conversion fees	1.5	1.6
Other	3.5	2.9
Total commission and clearing fees:	87.2	97.4

Consulting, management, and account fees:
Underwriting fees	0.2	0.3
Asset management fees	7.5	6.2
Advisory and consulting fees	5.6	5.0
Sweep program fees	4.0	3.8
Client account fees	3.0	2.7
Other	1.0	1.1
Total consulting, management, and account fees	21.3	19.1
Total revenues from contracts with clients	$108.5	$116.5

Method of revenue recognition:
Point-in-time	$84.6	$94.6
Time elapsed	23.9	21.9
Total revenues from contracts with clients	108.5	116.5
Other sources of revenues
Physical precious metals trading	10,658.0	5,955.6
Physical agricultural and energy product trading	320.0	340.2
Principal gains, net	112.5	94.9
Interest income	46.0	45.0
Total revenues	$11,245.0	$6,552.2

Primary geographic region:
United States	$512.3	$527.0
Europe	111.6	53.3
South America	15.2	11.4
Middle East and Asia	10,605.5	5,958.7
Other	0.4	1.8
Total revenues	$11,245.0	$6,552.2
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue is primarily related to the Commercial Hedging and Clearing and Execution Services reportable segments. Consulting, management, and accounts fees are primarily related to the Commercial Hedging, Clearing and Execution Services, and Securities reportable segments. Principal gains, net is primarily related to the Commercial Hedging, Global Payments, and Securities reportable segments. Interest income is primarily related to the Commercial

Hedging, Securities, and Clearing and Execution Services reportable segments. Physical precious metals trading and physical agricultural and energy product trading revenues are primarily related to the Physical Commodities reportable segment.
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
Clearing fees generally represent transactional based fees charged by the various exchanges and clearing organizations for which the Company or one of its clearing organizations is a member for the privilege of executing and clearing trades through them. Clearing fees are generally passed through to the clients’ accounts and are reported gross as the Company maintains control over the clearing and execution services provided, maintains relationships with the exchanges or clearing brokers, and has ultimate discretion in whether the fees are passed through to the clients and the rates at which they are passed through. As clearing fees are transactional based revenues, they are recognized at a point in time on the trade date along with the related commission revenue when the client requests the clearance and execution of a trade.
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
Asset Management Fees
The Company earns asset management fees on Company sponsored and managed mutual funds and on the advisory accounts of independent registered investment advisors on the Company’s RIA platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. This revenue is recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The asset management revenue generated is based on a percentage of the fair value of the eligible assets in the clients’ accounts. As such, the consideration for this revenue is variable and this variable consideration is constrained until the fair value of eligible assets in the clients’ accounts is determinable.

Advisory and Consulting Fees
Advisory and consulting fees are primarily related to risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods but are generally cancelable by either party upon providing thirty days’ written notice to the other party and the amounts are not variable based on client trading activities. This revenue is generally recognized ratably over time to match the continued delivery of the performance obligation to the client over the life of the contract.
Sweep Program Fees
The Company earns fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks and money market funds. Pursuant to contractual arrangements with clients and their introducing-brokers, available cash balances in client accounts are swept into either Federal Deposit Insurance Corporation (“FDIC”) insured cash accounts at unaffiliated banks or unaffiliated Securities Investor Protection Corporation (“SIPC”) insured money market funds for which the Company earns a portion of the interest income generated by the client balances for administration and recordkeeping. The fees generated by the Company’s multi-bank sweep program are reported net of the balances remitted to the introducing-brokers and clients. These fees are paid and recognized over time to match the continued delivery of the administration and recordkeeping performance obligations to the life of the contract. The fees earned under this program are generally based upon the type of sweep account, prevailing interest rates, and the amount of client balances invested.
Client Account Fees
Client account fees represent fees earned for custodial, recordkeeping, and administrative functions performed for the securities clearing accounts of clients. These include statement delivery fees, account transfer fees, safekeeping fees, errors and omission insurance fees, platform fees, and other fees. Client account fees that are transactional based, such as account transfer fees, are recognized at a point in time when the related performance obligation is satisfied. Client account fees that are related to ongoing services, such as statement delivery fees and errors and omission insurance fees, are recognized over time. Client account fees that relate to ongoing services are typically billed to clients’ accounts on a monthly or quarterly basis.
Physical Precious Metals Trading
The Company principally generates revenue from trading physical precious metals on an OTC basis. Revenues from the sale of physical precious metals are recorded on a trade date basis and generally settle on an unallocated basis. Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with ASC 815 - Derivatives and Hedging (“Topic 815”). The contracts underlying the Company’s commitment to deliver precious metals are referred to as fixed price forward commodity contracts because the price of the commodity is fixed at the time the order is placed. Although the contracts typically are executed on a spot basis and settle on unallocated account, the client has the option to request delivery of the precious metals, the option to net settle out of the position by executing an offsetting trade, or the option to roll the transaction to a subsequent maturity date. Thus, the sales contracts contain embedded option derivatives that are subject to Topic 815. As the contracts are subject to the guidance in Topic 815, the fixed price derivative sales contracts are outside the scope of Topic 606. The Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606.
Physical Agricultural and Energy Product Trading
The Company principally generates revenue from merchandising and originating physical agricultural and energy commodities from forward firm sales commitments accounted for in accordance with Topic 815. The fixed and provisionally-priced derivative sales contracts that result in physical delivery are outside the scope of Topic 606. The Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606.
Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal that is reported on a net basis and is outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date.

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
Remaining Performance Obligations
Remaining performance obligations are services that the Company has committed to perform in the future in connection with its contracts with clients. The Company’s remaining performance obligations are generally related to its risk management consulting and asset management contracts with clients. Revenues associated with remaining performance obligations related to these contracts with clients are not material to the overall consolidated results of the Company. For the Company’s asset management activities, where fees are calculated based on a percentage of the fair value of eligible assets in client’s accounts, future revenue associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the fair value of eligible assets in clients’ accounts.
Note 4 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock and are considered participating securities. Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding.
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2019	2018
Numerator:
Net income	$16.3	$18.2
Less: Allocation to participating securities	(0.3)	(0.3)
Net income allocated to common stockholders	$16.0	$17.9
Denominator:
Weighted average number of:
Common shares outstanding	18,750,270	18,659,748
Dilutive potential common shares outstanding:
Share-based awards	324,292	333,298
Diluted weighted-average common shares	19,074,562	18,993,046
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,022,350 and 178,958 shares of common stock for the three months ended December 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
Note 5 – Assets and Liabilities, at Fair Value
Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of December 31, 2019 and September 30, 2019. The Company had no Level 3 assets as of December 31, 2019 and September 30, 2019.
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
Cash equivalents, debt and equity securities, commodities warehouse receipts, physical commodities inventory, derivative financial instruments, and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy.
The following section describes the valuation methodologies used by the Company to measure classes of financial instruments at fair value and specifies the level within the fair value hierarchy where various financial instruments are classified.
The Company uses quoted prices in active markets, where available, and classifies such instruments within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals held by a regulated broker-dealer subsidiary, exchange firm common stock, investments in managed funds, as well as options on futures contracts traded on national exchanges. The fair value of exchange firm common stock is determined by recent sale transactions and is included within Level 1.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2019 by level in the fair value hierarchy.

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$6.9	$—	$—	$—	$6.9
Money market mutual funds	7.9	—	—	—	7.9
Cash and cash equivalents	14.8	—	—	—	14.8
Commodities warehouse receipts	6.7	—	—	—	6.7
U.S. Treasury obligations	299.7	—	—	—	299.7
Securities and other assets segregated under federal and other regulations	306.4	—	—	—	306.4
U.S. Treasury obligations	548.0	—	—	—	548.0
"To be announced" (TBA) and forward settling securities	—	5.9	—	(0.5)	5.4
Foreign government obligations	10.3	—	—	—	10.3
Derivatives	1,620.1	38.1	—	(1,591.1)	67.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	2,178.4	44.0	—	(1,591.6)	630.8
Equity securities	178.9	15.3	—	—	194.2
Corporate and municipal bonds	—	69.8	—	—	69.8
U.S. Treasury obligations	226.6	—	—	—	226.6
U.S. government agency obligations	—	273.3	—	—	273.3
Foreign government obligations	0.6	—	—	—	0.6
Agency mortgage-backed obligations	—	1,253.1	—	—	1,253.1
Asset-backed obligations	—	16.5	—	—	16.5
Derivatives	1.7	449.3	—	(363.8)	87.2
Commodities leases	—	29.9	—	—	29.9
Commodities warehouse receipts	12.2	—	—	—	12.2
Exchange firm common stock	12.1	—	—	—	12.1
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	434.0	2,107.2	—	(363.8)	2,177.4
Physical commodities inventory, net	24.1	176.4	—	—	200.5
Total assets at fair value	$2,957.7	$2,327.6	$—	$(1,955.4)	$3,329.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	—	—	1.8	—	1.8
TBA and forward settling securities	—	4.4	—	(0.5)	3.9
Derivatives	1,556.1	67.2	—	(1,623.0)	0.3
Payable to broker-dealers, clearing organizations and counterparties	1,556.1	71.6	—	(1,623.5)	4.2
Equity securities	164.2	2.0	—	—	166.2
Foreign government obligations	2.2	—	—	—	2.2
Corporate and municipal bonds	—	31.8	—	—	31.8
U.S. Treasury obligations	219.5	—	—	—	219.5
U.S. government agency obligations	—	38.9	—	—	38.9
Derivatives	—	463.9	—	(384.3)	79.6
Commodities leases	—	128.2	—	—	128.2
Financial instruments sold, not yet purchased	385.9	664.8	—	(384.3)	666.4
Total liabilities at fair value	$1,942.0	$736.4	$1.8	$(2,007.8)	$672.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2019 by level in the fair value hierarchy.

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.9	$—	$—	$—	$4.9
Money market funds	8.9	—	—	—	8.9
Cash and cash equivalents - certificates of deposit	13.8	—	—	—	13.8
Commodities warehouse receipts	6.2	—	—	—	6.2
U.S. Treasury obligations	299.8	—	—	—	299.8
Securities and other assets segregated under federal and other regulations	306.0	—	—	—	306.0
U.S. Treasury obligations	593.9	—	—	—	593.9
TBA and forward settling securities	—	9.8	—	(1.5)	8.3
Foreign government obligations	9.9	—	—	—	9.9
Derivatives	3,131.2	43.2	—	(3,159.6)	14.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	3,735.0	53.0	—	(3,161.1)	626.9
Equity securities	159.5	9.0	—	—	168.5
Corporate and municipal bonds	—	80.0	—	—	80.0
U.S. Treasury obligations	248.7	—	—	—	248.7
U.S. government agency obligations	—	447.1	—	—	447.1
Foreign government obligations	0.5	—	—	—	0.5
Agency mortgage-backed obligations	—	1,045.0	—	—	1,045.0
Asset-backed obligations	—	29.1	—	—	29.1
Derivatives	1.0	486.3	—	(420.8)	66.5
Commodities leases	—	28.6	—	—	28.6
Commodities warehouse receipts	48.4	—	—	—	48.4
Exchange firm common stock	12.7	—	—	—	12.7
Mutual funds and other	0.1	—	—	—	0.1
Financial instruments owned	470.9	2,125.1	—	(420.8)	2,175.2
Physical commodities inventory, net	7.1	144.8	—	—	151.9
Total assets at fair value	$4,532.8	$2,322.9	$—	$(3,581.9)	$3,273.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.8	$—	$1.8
TBA and forward settling securities	—	6.8	—	(1.5)	5.3
Derivatives	3,079.1	38.3	—	(3,117.1)	0.3
Payable to broker-dealers, clearing organizations and counterparties	3,079.1	45.1	—	(3,118.6)	5.6
Equity securities	147.3	10.8	—	—	158.1
Corporate and municipal bonds	—	39.2	—	—	39.2
U.S. Treasury obligations	272.3	—	—	—	272.3
U.S. government agency obligations	—	43.8	—	—	43.8
Agency mortgage-backed obligations	—	29.6	—	—	29.6
Derivatives	—	480.3	—	(422.2)	58.1
Commodities leases	—	113.7	—	—	113.7
Financial instruments sold, not yet purchased	419.6	717.4	—	(422.2)	714.8
Total liabilities at fair value	$3,498.7	$762.5	$1.8	$(3,540.8)	$722.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2019 and September 30, 2019 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to resell and securities sold under agreements to repurchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to resell and securities sold under agreements to repurchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight or short-term in nature and are collateralized by equity securities, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
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
Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2019 and September 30, 2019 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2019. The total financial instruments sold, not yet purchased of $666.4 million and $714.8 million as of December 31, 2019 and September 30, 2019, respectively, includes $79.6 million and $58.1 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of December 31, 2019 and September 30, 2019.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2019 and September 30, 2019. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2019		September 30, 2019
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,109.3	$1,122.6	$1,437.1	$1,463.4
OTC commodity derivatives	219.5	284.0	84.2	106.2
Exchange-traded foreign exchange derivatives	5.9	11.3	36.9	33.5
OTC foreign exchange derivatives	235.2	212.8	403.2	368.8
Exchange-traded interest rate derivatives	309.6	292.8	900.1	882.0
OTC interest rate derivatives	32.7	34.3	42.1	43.6
Exchange-traded equity index derivatives	197.0	129.4	758.1	700.2
TBA and forward settling securities	5.9	4.4	9.8	6.8
Gross fair value of derivative contracts	2,115.1	2,091.6	3,671.5	3,604.5
Impact of netting and collateral	(1,955.4)	(2,007.8)	(3,581.9)	(3,540.8)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$72.5		$23.1
Total fair value included in 'Financial instruments owned, at fair value	$87.2		$66.5
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties		$4.2		$5.6
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$79.6		$58.1

(1)	As of December 31, 2019 and September 30, 2019, the Company’s derivative contract volume for open positions were approximately 8.1 million and 10.6 million contracts, respectively.
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

As of December 31, 2019 and September 30, 2019, these transactions are summarized as follows:

	December 31, 2019		September 30, 2019
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$2.5	$1,283.0	$3.7	$1,778.4
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(0.1)	$174.1	$(0.6)	$234.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.4	$(280.1)	$0.9	$(451.6)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(3.7)	$(2,182.9)	$(5.9)	$(2,788.0)
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.6)	$406.7	$(0.3)	$1,243.5
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$3.0	$(294.4)	$5.2	$(581.2)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s net gains from derivative contracts for the three months ended December 31, 2019 and 2018 in accordance with Topic 815. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2019	2018
Commodities	$18.2	$8.1
Foreign exchange	2.2	1.9
Interest rate and equity	(0.4)	(3.3)
TBA and forward settling securities	(0.9)	(9.3)
Net gains from derivative contracts	$19.1	$(2.6)
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2019 and September 30, 2019 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 7 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $36.9 million as of December 31, 2019 and September 30, 2019. The allowance for doubtful accounts related to receivables from clients was $11.6 million and $11.7 million as of December 31, 2019 and September 30, 2019, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of December 31, 2019 and September 30, 2019.
During the three months ended December 31, 2019, the Company recorded bad debt expense of less than $0.1 million.
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
Note 8 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities. Inventories by component of the Company’s Physical Commodities segment are shown below.

(in millions)	December 31, 2019	September 30, 2019
Physical Ag & Energy(1)	$176.4	$144.8
Precious metals - held by broker-dealer subsidiary(2)	24.1	7.1
Precious metals - held by non-broker-dealer subsidiaries(3)	49.2	77.4
Physical commodities inventory	$249.7	$229.3
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
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $1.2 million and $0.5 million as of December 31, 2019 and September 30, 2019, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Note 9 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	December 31, 2019	September 30, 2019
Commercial Hedging	$30.3	$30.3
Global Payments	7.6	7.6
Securities	8.7	8.7
Physical Commodities	4.6	4.6
Clearing and Execution	4.3	—
Goodwill	$55.5	$51.2
The Company recorded additional goodwill of $4.3 million during the three months ended December 31, 2019 within the Clearing and Execution operating segment related to the initial purchase price allocation for the acquisition of UOB Bullion and Futures Limited as further discussed in Note 18.
Note 10 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2019			September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$5.3	$(3.1)	$2.2	$5.3	$(3.0)	$2.3
Client base	22.1	(13.1)	9.0	22.1	(12.5)	9.6
Total intangible assets subject to amortization:	27.4	(16.2)	11.2	27.4	(15.5)	11.9

Intangible assets not subject to amortization:
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	2.7	—	2.7	2.7	—	2.7
Total intangible assets not subject to amortization:	4.8	—	4.8	4.8	—	4.8
Total intangible assets	$32.2	$(16.2)	$16.0	$32.2	$(15.5)	$16.7
Amortization expense related to intangible assets was $0.7 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2020 (remaining nine months)	$2.2
Fiscal 2021	2.9
Fiscal 2022	1.6
Fiscal 2023	1.4
Fiscal 2024 and thereafter	3.1
Total intangible assets subject to amortization	$11.2

Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $769.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$384.0 million facility available to INTL FCStone Inc. for general working capital requirements. During the three months ended December 31, 2019, additional members were added to the lending syndication increasing the committed amount to $393.0 million. The amended facility is comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to exchange-clearing organizations. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$260.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by INTL FCStone Inc.

•
$50.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to exchange-clearing organizations. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility under which INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of December 31, 2019, and September 30, 2019.
The Company has a secured, uncommitted loan facility under which INTL FCStone Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were $16.7 million and zero in borrowings outstanding under this credit facility as of December 31, 2019, and September 30, 2019, respectively.
The Company has secured, uncommitted loan facilities under which INTL FCStone Financial Inc. may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of December 31, 2019 and September 30, 2019.
The Company has a secured, uncommitted loan facility under which FCStone Merchant Services, LLC can borrow up to $20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. The loan facility is collateralized by a first priority security interest in goods and inventory of FCStone Merchant Services, LLC that is (a) either located outside of the U.S. and Canada or in transit to a destination outside the U.S. or Canada and (b) acquired with any extension of credit (whether in the form of a loan or by the issuance of a letter of credit) under the loan facility. The amounts borrowed under the facilities are payable on demand. There were $0.7 million and $3.4 million in borrowings outstanding under this credit facility as of December 31, 2019, and September 30, 2019, respectively.
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

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	December 31, 2019		September 30, 2019
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$187.5	$186.7	(2)	$167.6
Revolving Line of Credit	(1)	February 22, 2022	196.5	—		70.0
INTL FCStone Inc.			384.0	186.7		237.6
INTL FCStone Financial Inc.	None	April 3, 2020	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	260.0	121.0		128.5
INTL FCStone Ltd.	None	April 14, 2020	50.0	—		—
			$769.0	$307.7		$366.1

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	16.7		—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	0.7		3.4

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				0.3		0.4
Total outstanding borrowings				$325.4		$369.9
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
As reflected above, $125.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2019, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 12 – Securities and Commodity Financing Transactions
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2019 and September 30, 2019, financial instruments owned, at fair value of $577.9 million and $478.8 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.

In addition, as of December 31, 2019 and September 30, 2019, the Company pledged financial instruments owned, at fair value of $1,038.4 million and $1,228.9 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the condensed consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $1,372.8 million and $1,175.1 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,403.0 million and $1,414.0 million as of December 31, 2019, and September 30, 2019, respectively. Additionally, the Company had also pledged financial instruments owned with a fair value of $21.5 million and zero as of December 31, 2019, and September 30, 2019, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 11.
At December 31, 2019 and September 30, 2019, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2019 and September 30, 2019, was $3,180.7 million and $3,060.2 million, respectively, of which $268.0 million and $329.8 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2019 and September 30, 2019 (in millions):

	December 31, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$1,339.9	$826.3	$765.4	$2,931.6
Securities loaned	1,430.8	—	—	1,430.8
Gross amount of secured financing	$2,770.7	$826.3	$765.4	$4,362.4

	September 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Total
Securities sold under agreements to repurchase	$1,553.9	$565.8	$654.0	$2,773.7
Securities loaned	1,459.9	—	—	1,459.9
Gross amount of secured financing	$3,013.8	$565.8	$654.0	$4,233.6
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2019 and September 30, 2019 (in millions):

Securities sold under agreements to repurchase	December 31, 2019	September 30, 2019
U.S. Treasury obligations	$35.3	$108.8
U.S. government agency obligations	263.0	359.5
Asset-backed obligations	84.5	96.7
Agency mortgage-backed obligations	2,548.8	2,208.7
Total securities sold under agreement to repurchase	2,931.6	2,773.7

Securities loaned
Equity securities	1,430.8	1,459.9
Total securities loaned	1,430.8	1,459.9
Gross amount of secured financing	$4,362.4	$4,233.6

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,609.6	$(6.5)	$1,603.1
Securities borrowed	$1,427.7	$—	$1,427.7
Securities sold under agreements to repurchase	$2,938.1	$(6.5)	$2,931.6
Securities loaned	$1,430.8	$—	$1,430.8

	September 30, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,474.4	$(49.9)	$1,424.5
Securities borrowed	$1,423.2	$—	$1,423.2
Securities sold under agreements to repurchase	$2,823.6	$(49.9)	$2,773.7
Securities loaned	$1,459.9	$—	$1,459.9
Note 13 – Commitments and Contingencies
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
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial Inc. for any account deficits in their accounts. As of December 31, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
The Company has completed an assessment of the collectability of these accounts and has concluded that it does not have a sufficient basis to record an allowance against these uncollected balances.  The assessment included the consideration of numerous arbitration proceedings the Company has initiated against these clients to recover deficit balances in their accounts. The Company believes it has a valid claim against its clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. As the Company moves through the collection and arbitration processes and additional information becomes available, the Company will continue to consider the need for an allowance against the carrying value of these uncollected balances.
Additionally, INTL FCStone Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intends to defend them vigorously. The ultimate outcome of these arbitrations cannot presently be determined, however the Company believes the likelihood of a material adverse outcome is remote.

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
As of December 31, 2019 and September 30, 2019, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2019.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2019, the Company had $1.0 million accrued for self-insured medical and dental claims included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Note 14 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2019. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of December 31, 2019.

(in millions)				As of December 31, 2019
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	United States	Net capital	$163.4	$96.2
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,272.5	$2,215.7
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$166.6	$154.0
INTL FCStone Financial Inc.	SEC	United States	Customer reserve	$9.7	$9.1
INTL FCStone Ltd	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$270.6	$130.4
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$381.9	$376.6
INTL FCStone Pte Ltd	Monetary Authority of Singapore ("MAS")	Singapore	Segregated funds	$271.4	$238.3
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2019, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 15 – Other Expenses
Other expenses for the three months ended December 31, 2019 and 2018 consisted of the following:

	Three Months Ended December 31,
(in millions)	2019	2018
Insurance	1.0	0.8
Advertising, meetings and conferences	1.4	1.4
Office supplies and printing	0.4	0.5
Other clearing related expenses	0.8	0.4
Other non-income taxes	1.3	0.9
Other	2.6	2.5
Total other expenses	$7.5	$6.5

Note 16 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2019.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, Net
Balances as of September 30, 2019	$(31.5)	$(3.3)	$(34.8)
ASU 2018-02 cumulative transition adjustment	$—	$(0.7)	$(0.7)
Adjusted Balances as of September 30, 2019	(31.5)	(4.0)	(35.5)
Other comprehensive income	0.7	—	0.7
Balances as of December 31, 2019	$(30.8)	$(4.0)	$(34.8)

Note 17 – Income Taxes
The income tax provision for interim periods is comprised of income tax on jurisdiction-level income (loss) figures provided at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income (“GILTI”), and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Current and Prior Period Tax Expense
Income tax expense of $5.4 million and $6.2 million for the three months ended December 31, 2019 and 2018, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended December 31, 2019 and 2018, the Company’s effective tax rate was 24.9% and 25.4%, respectively. For the three months ended December 31, 2019 and 2018, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.5% and 2.0% for the three months ended December 31, 2019 and 2018, respectively. Further, the Company's effective tax rate decreased 3.0% and 0.1% for the three months ended December 31, 2019 and 2018, respectively, due to excess tax benefits on share-based compensation.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of December 31, 2019 and September 30, 2019, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $7.1 million, net of valuation allowances, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.6 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a Singapore net operating loss carryforward of $0.2 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of the Tax Cuts and Jobs Act of 2017, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. The Company can continue to utilize AMT credits to offset regular income tax liability in fiscal years 2020 through 2021. Any remaining amount is fully refundable by fiscal year 2022. In fiscal 2018, the Company generated $5.1 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, it is more likely than not that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards within 10 years.

The valuation allowance for deferred tax assets as of December 31, 2019 and September 30, 2019 was $8.5 million. The valuation allowances as of December 31, 2019 and September 30, 2019 were primarily related to U.S., state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
As of December 31, 2019 and September 30, 2019, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $373.7 million and $383.5 million, respectively. The repatriation of these amounts would not be subject to U.S. federal income tax, but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign withholding or state taxes. The Company has repatriated $30.0 million and $13.0 million as of December 31, 2019 and September 30, 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company and its subsidiaries file income tax returns with the U.S. federal and various U.S. state and local, as well as foreign jurisdictions. The Company has open tax years ranging from September 30, 2012 through September 30, 2019 with U.S. federal and state and local taxing authorities. The Company is currently under examination by the U.S. Internal Revenue Service for the 2016 tax year; however, no additional tax liability is expected. In the United Kingdom (“U.K.”), the Company has open tax years ending September 30, 2017 to September 30, 2019. The Company is currently under examination by HM Revenue and Customs in the UK for the 2017 tax year; however, no additional tax liability is expected. In Brazil, the Company has open tax years ranging from December 31, 2014 through December 31, 2019. In Argentina, the Company has open tax years ranging from September 30, 2012 to September 30, 2019. In Singapore, the Company has open tax years ranging from September 30, 2015 to September 30, 2019 and is currently under examination by the Inland Revenue Authority of Singapore for the year ended September 30, 2017; however, no additional tax liability is expected.
Note 18 - Acquisitions
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary INTL FCStone Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore (“MAS”). This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The purchase price for the acquired assets was $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and the remaining $2.5 million was due to the seller upon the closing of the acquisition, which occurred on October 7, 2019.
The Company acquired certain client base intangible assets and property and equipment in connection with the acquisition. The Company has engaged a third-party valuation specialist to assist with the valuation of the acquired assets. As of December 31, 2019, the valuation of the acquired assets was not yet complete as the Company continues to acquire the information necessary to complete the valuation analysis. As of December 31, 2019, given the status of the valuation analysis, $0.7 million of the purchase price was allocated to the net book value of the property and equipment acquired and the excess consideration of $4.3 million was recorded as goodwill. Once the valuation analysis is complete, the Company will record measurement period adjustments to reclassify a portion of the purchase price recorded to goodwill to the fair value of the identifiable intangible assets acquired and to adjust the property and equipment to its fair market value on the acquisition date.
The initial purchase price allocation resulted in the recognition of certain futures and options on futures client account balances of approximately $295.8 million as of the acquisition date, which was recorded within ‘payables to clients’ on the condensed consolidated balance sheet, and an equal and offsetting amount of assets.
The business acquired has been assigned to the Company’s Clearing and Execution reportable segment.
Quest Capital
In August 2019, the Company’s subsidiary, SA Stone Wealth Management, executed an asset purchase agreement to acquire certain client accounts of Quest Capital Strategies, Inc. The asset purchase agreement was subject to FINRA approval and other conditions of closing. FINRA approval was obtained and the other conditions of closing were fulfilled with the closing of the transaction occurring on December 9, 2019. The cash purchase price for the acquired client accounts is equal to an amount not to exceed $1.7 million, which is reflected in an escrow account within ‘Other assets’ on the condensed consolidated balance sheet as of December 31, 2019. The final cash purchase price is dependent upon the value of the client accounts ultimately transferred to the Company following a conversion period of 60 days. This transaction will be accounted for as an asset acquisition at cost following the completion of the conversion period.
Tellimer
In December 2019, the Company executed a definitive purchase agreement to acquire the brokerage businesses of Tellimer Group (“Tellimer”). This transaction will involve the stock purchase of 100% of Exotix Partners, LLP, based in the U.K., the stock purchase of 100% of Tellimer Capital Ltd based in Nigeria, and the acquisition of the broking business assets of Tellimer Markets, Inc. based in the U.S. The closing of this transaction is subject to limited conditions including regulatory approval in the relevant jurisdictions. The purchase price will be equal to net tangible book value upon closing.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended December 31,
(in millions)	2019	2018
Total revenues:
Commercial Hedging	$69.7	$59.8
Global Payments	31.4	29.7
Securities	81.1	69.0
Physical Commodities	10,988.3	6,301.8
Clearing and Execution Services	75.9	95.2
Corporate Unallocated	5.2	2.9
Eliminations	(6.6)	(6.2)
Total	$11,245.0	$6,552.2
Operating revenues:
Commercial Hedging	$69.7	$59.8
Global Payments	31.4	29.7
Securities	81.1	69.0
Physical Commodities	20.1	14.3
Clearing and Execution Services	75.9	95.2
Corporate Unallocated	5.2	2.9
Eliminations	(6.6)	(6.2)
Total	$276.8	$264.7
Net operating revenues (loss):
Commercial Hedging	$54.4	$45.3
Global Payments	29.8	28.4
Securities	43.1	32.1
Physical Commodities	15.9	10.4
Clearing and Execution Services	30.0	37.5
Corporate Unallocated	(2.7)	(4.7)
Total	$170.5	$149.0
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$38.8	$30.6
Global Payments	23.8	23.1
Securities	27.4	21.8
Physical Commodities	11.3	7.1
Clearing and Execution Services	24.5	29.7
Total	$125.8	$112.3
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$21.5	$13.3
Global Payments	18.9	18.6
Securities	16.7	16.0
Physical Commodities	7.6	5.9
Clearing and Execution Services	11.1	17.7
Total	$75.8	$71.5
Reconciliation of segment income to income before tax:
Segment income	$75.8	$71.5
Net costs not allocated to operating segments	54.2	47.1
Other gain	0.1	—
Income before tax	$21.7	$24.4

(in millions)	As of December 31, 2019	As of September 30, 2019
Total assets:
Commercial Hedging	$1,991.5	$2,041.0
Global Payments	257.8	278.3
Securities	5,296.6	5,219.1
Physical Commodities	392.6	357.8
Clearing and Execution Services	2,023.3	1,892.1
Corporate Unallocated	167.5	147.8
Total	$10,129.3	$9,936.1

Note 20 – Subsequent Events
On January 2, 2020, the Company’s wholly owned subsidiary, INTL Netherlands B.V., executed and closed on a stock purchase agreement to acquire 100% of IFCM Commodities GmbH (“IFCM”) based in Germany. IFCM specializes in providing commodity price risk management solutions for base metals serving clients across Germany and continental Europe and historically introduced clients to INTL FCStone Ltd. This purchase is part of the Company’s overall strategic plan to expand the Company’s footprint in Germany and continental Europe in order to handle European clients and regional metals business following Brexit. The purchase price is equal to net tangible book value upon closing plus a premium of approximately $2.2 million.
In January 2020, the Company’s wholly owned subsidiary, INTL FCStone Ltd, executed a stock purchase agreement to acquire 100% of GIROXX Gmbh based in Germany. Through its digital platform, GIROXX Gmbh provides online payment and foreign exchange hedging services to small and medium sized enterprises in Germany, Austria and Switzerland. The Company offers a wide range of financial services including advisory and execution services in commodities, which will be offered to GIROXX’s corporate client base. This purchase completes a series of acquisitions and restructuring to ensure that all clients of the Company are secure with their continuity of service and market access following Brexit. The closing of the transaction is conditional upon the approval of financial services regulators in Germany. The estimated purchase price is approximately $4.5 million.
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
Overview
We are a diversified global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing post-trade services across asset classes and markets around the world. We help our clients to access market liquidity, maximize profits and manage risk. Our operating revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,000 employees as of December 31, 2019. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of December 31, 2019, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
We have completed an assessment of the collectability of these accounts and have concluded that we do not have a sufficient basis to record an allowance against these uncollected balances. Our assessment has included the consideration of the status of numerous arbitration proceedings we have initiated against clients to recover deficit balances in their accounts. We believe we have a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intend to pursue collection of these claims vigorously. As we move through the collection and arbitration processes and additional information becomes available, we will continue to consider the need for an allowance against the carrying value of these uncollected balances.
Additionally, we have been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and intend to defend them vigorously. The ultimate outcome of these arbitrations cannot be presently determined, however we believe the likelihood of a material adverse outcome is remote.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Executive Summary
In the first quarter of fiscal 2020, our operating revenues were $276.8 million, as we added $12.1 million, or 5%, compared to the prior year.
The growth in operating revenues was led by our Securities segment which added $12.1 million versus the prior year., while Commercial Hedging and Physical Commodities added $9.9 million and $5.8 million, respectively. Global Payments added $1.7 million compared to the prior year. These increases were tempered by a $19.3 million decline in Clearing and Execution Services operating revenues compared to the prior year, however it recorded lower transaction-based clearing expenses and introducing broker commissions which dampened the effect on segment income of the operating revenue decline.
Overall, segment income increased $4.3 million or 6% compared to the prior year to $75.8 million in the first quarter. Commercial Hedging segment income increased 62%, to $8.2 million, primarily as a result of increases in both exchange-traded and over-the-counter (“OTC”) transactional revenues while non-variable direct expenses remained flat versus the prior year.
Global Payments segment income increased $0.3 million or 2% compared to the prior year, primarily as a result of the increase in operating revenues which was partially offset by higher fixed compensation and benefits.
Securities segment income increased $0.7 million or 4%, versus the prior year, as a $7.3 million increase in Debt Capital Markets segment income was partially offset by declines of $6.0 million and $0.6 million in Equity Capital Markets and Asset Management segment income, respectively. The increase in Debt Capital Markets segment income was primarily driven by improved performance in our domestic institutional fixed income business, while the decline in Equity Capital Markets was a result of declines in operating revenues compared to a record prior year period as well as increased costs associated with several new initiatives.

Physical Commodities segment income increased $1.7 million to $7.6 million in the first quarter versus the prior year. This was primarily driven by a $3.8 million increase in Precious Metals segment income which was partially offset by a $2.1 million decline in segment income in our Physical Ag & Energy business. The prior year period included a $2.4 million recovery on the bad debt on physical coal in the Physical Ag & Energy business.
CES segment income declined 37%, or $6.6 million versus the prior year primarily as a result of a $2.5 million and $2.4 million decline in segment income in our Derivative Voice Brokerage and Exchange-Traded Futures & Options businesses, respectively. In addition, FX Prime Brokerage segment income declined $2.1 million compared to the prior year.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in the current period compared to 63% in the prior year period. Non-variable expenses, excluding bad debts and the recovery of bad debt on physical coal, increased $15.3 million, or 19%, period-over-period, of which $7.7 million of the increase relates to acquisitions and new business initiatives, including the launch of our securities prime brokerage initiative and our expansion efforts in Canada, since December 31, 2018. While we view these acquisitions and expansion efforts as long-term strategic decisions, they resulted in an incremental pre-tax loss during the first quarter of $1.0 million. In addition, as noted above, the prior year period included a $2.4 million recovery on the bad debt on physical coal.
For the first quarter of fiscal 2019, we recorded net income of $16.3 million compared to $18.2 million in the prior year period.
Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting cost of sales of physical commodities from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the three month period ended December 31, 2019 and 2018.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Revenues:
Sales of physical commodities	$10,978.0	74%	$6,295.8
Principal gains, net	112.5	19%	94.9
Commission and clearing fees	87.2	(10)%	97.4
Consulting, management, and account fees	21.3	12%	19.1
Interest income	46.0	2%	45.0
Total revenues	11,245.0	72%	6,552.2
Cost of sales of physical commodities	10,968.2	74%	6,287.5
Operating revenues	276.8	5%	264.7
Transaction-based clearing expenses	46.3	(8)%	50.1
Introducing broker commissions	26.2	(20)%	32.6
Interest expense	33.8	2%	33.0
Net operating revenues	170.5	14%	149.0
Compensation and benefits	104.0	17%	89.1
Bad debts	—	(100)%	0.3
Recovery of bad debt on physical coal	—	(100)%	(2.4)
Other expenses	44.9	19%	37.6
Total compensation and other expenses	148.9	20%	124.6
Other gain	0.1	n/m	—
Income before tax	21.7	(11)%	24.4
Income tax expense	5.4	(13)%	6.2
Net income	$16.3	(10)%	$18.2

Balance Sheet information:	December 31, 2019	% Change	December 31, 2018
Total assets	$10,129.3	16%	$8,710.5
Payables to lenders under loans	$138.7	(68)%	$435.4
Senior secured tern loan, net	$186.7	n/m	$—
Stockholders’ equity	$614.9	17%	$526.0

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2019	% Change	2018
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	34,060.5	(9)%	37,527.1
OTC (contracts, 000’s)	489.0	19%	409.3
Global Payments (# of payments, 000’s)	194.2	17%	166.6
Gold equivalent ounces traded (000’s)	107,215.5	13%	95,219.6
Equity Capital Markets (gross dollar volume, millions)	$39,931.0	(8)%	$43,308.7
Debt Capital Markets (gross dollar volume, millions)	$40,203.7	(34)%	$60,677.2
FX Prime Brokerage volume (U.S. notional, millions)	$74,351.6	(17)%	$89,944.7
Average assets under management in Argentina (U.S. dollar, millions)	$281.6	—%	$282.8
Average client equity - futures and options (millions)	$2,257.3	(3)%	$2,332.5
Average money market / FDIC sweep client balances (millions)	$981.6	27%	$771.7
Operating Revenues
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues increased 5% to a $276.8 million in the first quarter compared to $264.7 million in the prior year. The growth in operating revenues was led by our Securities and Commercial Hedging segments which added $12.1 million and $9.9 million, respectively versus the prior year. In addition, our Physical Commodities segment added $5.8 million in operating revenues, while Global Payments increased operating revenues by $1.7 million versus the prior year. These increases were tempered by a $19.3 million decline in our Clearing and Execution Services segment.
Operating revenues in our Securities segment increased 18% compared to the prior year to $81.1 million in the first quarter. This increase in operating revenues was driven by our Debt Capital Markets business which increased $14.1 million versus the prior year with a 34% decline in the principal dollar volume traded more than offset by a 123% increase in the revenue per $1,000 traded which was driven by increased market volatility and changes in product mix. This increase was tempered by a $1.3 million decline in operating revenues in our Equity Capital Markets business when compared to a record prior year quarter. This was driven by an 8% decrease in the gross dollar volume traded and a 13% decline in the revenue per $1,000 traded. Asset Management operating revenues declined $0.7 million compared to the prior year period.
Operating revenues in Commercial Hedging increased 17% compared to the prior year to $69.7 million as a result of a $1.4 million increase in exchange-traded transactional revenues as well as a $11.0 million increase in OTC revenues versus the prior year. Exchange-traded volumes and OTC volumes increased 6% and 19%, respectively, and the average client equity decreased 10% to $903.8 million.
Operating revenues in our Global Payments segment increased 6% in the first quarter to a record $31.4 million, as a result of a 17% increase in the number of global payments while the average revenue per trade declined 12% compared to the prior year.
Operating revenues in our Physical Commodity segment increased 41% to $20.1 million. This decrease was driven by a $4.7 million increase in Precious Metals operating revenues, as the number of gold equivalent ounces traded increased 13% versus the prior year and the average revenue per ounce traded increased 50%. Operating revenues in our Physical Ag & Energy business increased $1.1 million versus the prior year, primarily driven by an increase in activity in our biodiesel feedstock activities.
Finally, operating revenues in our CES segment decreased 20% to $75.9 million in the first quarter, primarily as a result of 25% decline in Exchange-Traded Futures & Options revenues to $37.9 million, driven by decreases in both contract volumes and the average rate per contract as well as a $2.2 million decline in interest income. In addition, FX Prime Brokerage operating revenues declined $2.5 million as the prior year period included a $2.7 million settlement received related to the Barclays PLC ‘last look” class action. Our Correspondent Clearing business added $0.1 million in operating revenues, compared to the prior year, to $8.4 million while our Independent Wealth Management business was flat compared to the prior year at 20.2 million in operating revenues. Operating revenues in Derivative Voice Brokerage declined $4.4 million versus the prior year period.
See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 8% to $46.3 million in the first quarter compared to $50.1 million in the prior year, and were 17% of operating revenues in the first quarter compared to 19% in the prior year. The decrease in expense is primarily related to lower volumes within Exchange-Traded Futures & Options and decreased ADR conversion fees within Equity Capital Markets.
Introducing broker commissions: Introducing broker commissions decreased 20% to $26.2 million in the first quarter compared to $32.6 million in the prior year, and were 9% of operating revenues in the first quarter compared to 12% in the prior year. The decrease in expense is primarily due to decreased activity within Exchange-Traded Futures & Options, partially offset by expense increases within Financial Ag & Energy and LME Metals as a result of higher revenues.
Interest expense: Interest expense increased $0.8 million, or 2%, to $33.8 million in the first quarter compared to $33.0 million in the prior year. During the first quarter and the prior year, interest expense directly attributable to trading activities, including interest on short-term financing facilities of subsidiaries, was $31.1 million and $30.2 million, respectively, and interest expense related to corporate funding purposes was $2.7 million and $2.8 million, respectively.
During the first quarter, interest expense directly attributable to trading activities includes $15.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $8.8 million in connection with securities lending activities. During the prior year, interest expense directly attributable to trading activities included $17.3 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $4.7 million in connection with securities lending activities.
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
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Net operating revenues increased 14% to $170.5 million in the first quarter compared to $149.0 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Compensation and benefits:
Fixed compensation and benefits	$49.4	19%	$41.4
Variable compensation and benefits	54.6	14%	47.7
	104.0	17%	89.1
Other expenses:
Trading systems and market information	10.4	13%	9.2
Occupancy and equipment rental	5.0	14%	4.4
Professional fees	6.0	13%	5.3
Travel and business development	4.5	18%	3.8
Non-trading technology and support	6.0	43%	4.2
Depreciation and amortization	3.9	34%	2.9
Communications	1.6	23%	1.3
Bad debts	—	(100)%	0.3
Recovery of bad debt on physical coal	—	(100)%	(2.4)
Other	7.5	15%	6.5
	44.9	26%	35.5
Total compensation and other expenses	$148.9	20%	$124.6
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Compensation and Other Expenses: Compensation and other expenses increased $24.3 million, or 20%, to $148.9 million in the first quarter compared to $124.6 million in the prior year. Compensation and other expenses related to acquisitions and new business initiatives since December 31, 2018 added $9.2 million in the first quarter.
Compensation and Benefits: Total compensation and benefits expense increased $14.9 million, or 17% to $104.0 million in the first quarter compared to $89.1 million in the prior year. Total compensation and benefits were 38% of operating revenues in the first quarter compared to 34% in the prior year. The variable portion of compensation and benefits increased by $6.9 million, or 14%, to $54.6 million in the first quarter compared to $47.7 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the first quarter as well as in the prior year. The primary driver of the increase in variable compensation is the increased front office variable incentive of $6.0 million. Additionally, administrative, centralized operations and executive incentive compensation increased $0.9 million which was $7.2 million in the first quarter compared to $6.3 million in the prior year.
The fixed portion of compensation and benefits increased $8.0 million, or 19% to $49.4 million in the first quarter compared to $41.4 million in the prior year. Non-variable salaries increased $6.5 million, or 22%, primarily due to our recent acquisitions and new business initiatives, which added $3.0 million in the first quarter. Employee benefits, excluding share-based compensation, increased $1.6 million in the first quarter, primarily related to higher payroll, healthcare and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.6 million in the first quarter compared to $1.9 million in the prior year. The number of employees increased 4% to 2,091 at the end of the first quarter compared to 2,012 at the beginning of the first quarter. The number of employees at the end of the prior year period was 1,763.
Other Expenses: Other non-compensation expenses increased $9.4 million, or 26% to $44.9 million in the first quarter compared to $35.5 million in the prior year. Other non-compensation expenses related to acquisitions and new business initiatives since December 31, 2018 added $2.8 million in the first quarter.
Trading systems and market information increased $1.2 million, primarily related in incremental costs due to recent acquisitions and new business initiatives. Occupancy and equipment rental increased $0.6 million, primarily related to incremental costs of office space from recent acquisitions and business initiatives in New York City, Singapore and London. Professional fees increased $0.7 million, primarily related to higher legal and accounting fees. Non-trading technology and support increased $1.8 million, primarily due to higher non-trading software license and maintenance costs and software as a service arrangements related to various IT, client engagement, accounting and human resources systems. Depreciation and amortization increased $1.0 million, primarily related to amortization of leaseholds and intangibles associated with recent acquisitions.

Recovery of Bad Debt on Physical Coal: During the prior year, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liability for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million.
Provision for Taxes: The effective income tax rate was 24.9% in the first quarter compared to 25.4% in the prior year. The effective income tax rates are higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low-taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.5% in the first quarter compared to 2.0% in the prior year.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Compensation and benefits:
Variable compensation and benefits	$6.4	14%	$5.6
Fixed compensation and benefits	20.3	19%	17.1
	26.7	18%	22.7
Other expenses:
Trading systems and market information	0.5	25%	0.4
Occupancy and equipment rental	5.0	14%	4.4
Professional fees	4.0	21%	3.3
Travel and business development	1.4	27%	1.1
Non-trading technology and support	4.7	57%	3.0
Depreciation and amortization	3.9	70%	2.3
Communications	1.4	17%	1.2
Other	3.9	8%	3.6
	24.8	28%	19.3
Total compensation and other expenses	$51.5	23%	$42.0
Total unallocated costs and other expenses increased $9.5 million to $51.5 million in the first quarter compared to $42.0 million in the prior year. Compensation and benefits increased $4.0 million, or 18%, to $26.7 million in the first quarter compared to $22.7 million in the prior year, of which $0.7 million relates to acquisitions and new business initiatives since December 31, 2018. The increase in fixed compensation and benefits and variable compensation and benefits is also related to headcount increases across several administrative departments, including IT, compliance and accounting.
Other non-compensation expenses increased $5.5 million, or 28%, to $24.8 million in the first quarter compared to $19.3 million in the prior year, of which $1.3 million relates to acquisitions and new business initiatives since December 31, 2018. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT and client engagement systems. Depreciation and amortization increased $1.6 million, primarily related to amortization of leaseholds and intangibles associated with recent acquisitions.

Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2019	% of Total	2018	% of Total
Variable compensation and benefits	$54.6	25%	$47.7	23%
Transaction-based clearing expenses	46.3	21%	50.1	24%
Introducing broker commissions	26.2	12%	32.6	16%
Total variable expenses	127.1	58%	130.4	63%
Fixed compensation and benefits	49.4	22%	41.4	20%
Other fixed expenses	44.9	20%	37.6	18%
Bad debts	—	—%	0.3	—%
Recovery of bad debt on physical coal	—	—%	(2.4)	(1)%
Total non-variable expenses	94.3	42%	76.9	37%
Total non-interest expenses	$221.4	100%	$207.3	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2019 and 2018, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 58% in the first quarter compared to 63% in the prior year. Non-variable expenses, excluding bad debts and the recovery of bad debt on physical coal, increased $15.3 million, or 19%, period-over-period, of which $7.7 million of the increase relates to acquisitions and new business initiatives since December 31, 2018. While we view these acquisitions and expansion efforts as long-term strategic decisions, they resulted in an incremental pre-tax loss of $1.0 million for the current quarter.
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2019	% of Operating Revenues	2018	% of Operating Revenues
Revenues:
Sales of physical commodities	$10,978.0		$6,295.8
Principal gains, net	111.7		95.7
Commission and clearing fees	87.5		97.7
Consulting, management, and account fees	20.8		18.7
Interest income	48.4		47.6
Total revenues	11,246.4		6,555.5
Cost of sales of physical commodities	10,968.2		6,287.5
Operating revenues	278.2	100%	268.0	100%
Transaction-based clearing expenses	46.0	17%	49.9	19%
Introducing broker commissions	26.2	9%	32.6	12%
Interest expense	32.8	12%	31.8	12%
Net operating revenues	173.2		153.7
Variable direct compensation and benefits	47.4	17%	41.4	15%
Net contribution	125.8		112.3
Fixed compensation and benefits	25.0		20.7
Other fixed expenses	25.0		22.2
Bad debts	—		0.3
Recovery of bad debt on physical coal	—		(2.4)
Total non-variable direct expenses	50.0	18%	40.8	15%
Segment income	$75.8		$71.5
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Net contribution for all of our business segments increased 12% to $125.8 million in the first quarter compared to $112.3 million in the prior year. Segment income increased modestly to $75.8 million in the first quarter compared to $71.5 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	31.6	53%	20.6
Commission and clearing fees	28.0	2%	27.5
Consulting, management, and account fees	4.3	8%	4.0
Interest income	5.8	(25)%	7.7
Total revenues	69.7	17%	59.8
Cost of sales of physical commodities	—	—	—
Operating revenues	69.7	17%	59.8
Transaction-based clearing expenses	9.0	(1)%	9.1
Introducing broker commissions	5.9	18%	5.0
Interest expense	0.4	—%	0.4
Net operating revenues	54.4	20%	45.3
Variable compensation and benefits	15.6	6%	14.7
Net contribution	38.8	27%	30.6
Fixed compensation and benefits	8.1	—%	8.1
Other fixed expenses	9.2	1%	9.1
Bad debts	—	(100)%	0.1
Total non-variable direct expenses	17.3	—%	17.3
Segment income	$21.5	62%	$13.3
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended December 31,
	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$19.3	8%	$17.9
Energy and renewable fuels	2.0	—%	2.0
LME metals	12.8	3%	12.4
Other	2.2	(33)%	3.3
	$36.3	2%	$35.6
Selected data:
Futures and options (contracts, 000’s)	7,108.9	6%	6,726.8
Average rate per contract	$5.02	(3)%	$5.20
Average client equity - futures and options (millions)	$903.8	(10)%	$1,003.5

	OTC
	Three Months Ended December 31,
	2019	% Change	2018
Transactional revenues (in millions):
Agricultural	$18.4	19%	$15.4
Energy and renewable fuels	3.8	(16)%	4.5
Other	1.1	(114)%	(7.6)
	$23.3	89%	$12.3
Selected data:
Volume (contracts, 000’s)	489.0	19%	409.3
Average rate per contract	$46.02	65%	$27.85
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues increased 17% to $69.7 million in the first quarter compared to $59.8 million in the prior year. Exchange-traded revenues increased 2%, to $36.3 million in the first quarter, primarily driven by volume growth in the domestic grain markets. Overall exchange-traded contract volumes increased 6% versus the prior year, however the average rate per contract declined 3% to $5.02.

OTC revenues increased 89%, to $23.3 million in the first quarter, compared to $12.3 million in the prior year. OTC volumes increased 19% in the first quarter compared to the prior year. Agricultural OTC revenues increased 19% versus the prior year, driven by increased volumes in South American grain markets and improved rate per contract realized in global dairy markets. In addition, OTC revenues in the prior year period were negatively affected by marked-to-market declines, related to longer tenor positions, which were directionally hedged but suffered from declines in value during periods of lower market activity at the end of that calendar year.
Consulting, management, and account fees increased 8% compared to the prior year to $4.3 million in the first quarter. Interest income, decreased 25%, to $5.8 million compared to $7.7 million in the prior year. The decline in interest income was driven by lower short-term interest rates as well as a 10% decline in average equity for exchange-traded futures and options clients versus the prior year to $903.8 million in the first quarter.
Segment income increased 62% to $21.5 million in the first quarter compared to $13.3 million in the prior year, primarily as a result of the $9.9 million increase in operating revenues, as non-variable direct expenses were flat with the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 44% compared to 48% in the prior year, primarily as the result of the effect of the marked-to-market adjustment noted above in OTC revenues on variable compensation ratios in the prior year period.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	29.6	5%	28.1
Commission and clearing fees	1.0	11%	0.9
Consulting, management, account fees	0.8	33%	0.6
Interest income	—	(100)%	0.1
Total revenues	31.4	6%	29.7
Cost of sales of physical commodities	—	—	—
Operating revenues	31.4	6%	29.7
Transaction-based clearing expenses	1.4	40%	1.0
Introducing broker commissions	0.2	—%	0.2
Interest expense	—	(100)%	0.1
Net operating revenues	29.8	5%	28.4
Variable compensation and benefits	6.0	13%	5.3
Net contribution	23.8	3%	23.1
Fixed compensation and benefits	2.6	24%	2.1
Other fixed expenses	2.3	(4)%	2.4
Bad debts	—	—	—
Total non-variable direct expenses	4.9	9%	4.5
Segment income	$18.9	2%	$18.6
Selected data:
Global Payments (# of payments, 000’s)	194.2	17%	166.6
Average revenue per payment	$157.57	(12)%	$178.27
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues increased 6% to a record $31.4 million in the first quarter compared to $29.7 million in the prior year, driven by 17% growth in the volume of payments made, which was partially offset by a 12% decline in the average revenue per payment compared to the prior year.
Segment income increased 2% to $18.9 million in the first quarter compared to $18.6 million in the prior year. This increase primarily resulted from the increase in operating revenues, partially offset by an increase in fixed compensation and benefits compared to the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the first quarter compared to 22% in the prior year.
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

The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	39.3	6%	37.0
Commission and clearing fees	8.7	107%	4.2
Consulting, management, and account fees	1.7	13%	1.5
Interest income	31.4	19%	26.3
Total revenues	81.1	18%	69.0
Cost of sales of physical commodities	—	—	—
Operating revenues	81.1	18%	69.0
Transaction-based clearing expenses	11.3	(14)%	13.2
Introducing broker commissions	0.4	100%	0.2
Interest expense	26.3	12%	23.5
Net operating revenues	43.1	34%	32.1
Variable compensation and benefits	15.7	52%	10.3
Net contribution	27.4	26%	21.8
Fixed compensation and benefits	6.6	100%	3.3
Other fixed expenses	4.1	64%	2.5
Bad debts	—	—	—
Total non-variable direct expenses	10.7	84%	5.8
Segment income	$16.7	4%	$16.0
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2019	% Change	2018
Operating revenues by product line (in millions):
Equity Capital Markets	$36.4	(3)%	$37.7
Debt Capital Markets	43.2	48%	29.1
Asset Management	1.5	(32)%	2.2
	$81.1	18%	$69.0
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$39,931.0	(8)%	$43,308.7
Equity Capital Markets revenue per $1,000 traded	$0.65	(13)%	$0.75
Debt Capital Markets (principal dollar volume, millions)	$40,203.7	(34)%	$60,677.2
Debt Capital Markets revenue per $1,000 traded	$1.07	123%	$0.48
Average assets under management in Argentina (millions)	$281.6	—%	$282.8
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues increased 18% to $81.1 million in the first quarter compared to $69.0 million in the prior year.
Operating revenues in Equity Capital Markets decreased 3% in the first quarter compared to the prior year period as the gross dollar volume traded declined 8% and the average revenue per $1,000 traded declined 13% compared to the prior year period. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 48% in the first quarter compared to the prior year, primarily driven by a $9.7 million increase operating revenues in our domestic institutional dealer in fixed income securities and to a lesser extent increased revenues in our Argentina operations, municipal securities and the business acquired in the GMP Securities LLC acquisition.
Operating revenues in Asset Management decreased 32% in the first quarter compared to the prior year as average assets under management in Argentina were relatively flat in the first quarter at $281.6 million compared to $282.8 million in the prior year.
Segment income increased 4% to $16.7 million in the first quarter compared to $16.0 million in the prior year. Segment income in our Equity Capital Markets business declined $6.0 million to $4.2 million, as a result of the decline in operating revenues as well as increased non-variable direct expenses associated with the startup of several new initiatives including equity prime brokerage. Segment income in our Debt Capital Markets business increased $7.3 million to $11.7 million, primarily driven by the increase in operating revenues noted above. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 34% in the first quarter and in the prior year.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Revenues:
Sales of physical commodities	$10,978.0	74%	$6,295.8
Principal gains, net	6.8	162%	2.6
Commission and clearing fees	0.1	—%	0.1
Consulting, management, and account fees	0.4	(20)%	0.5
Interest income	3.0	7%	2.8
Total revenues	10,988.3	74%	6,301.8
Cost of sales of physical commodities	10,968.2	74%	6,287.5
Operating revenues	20.1	41%	14.3
Transaction-based clearing expenses	0.6	200%	0.2
Introducing broker commissions	0.2	n/m	—
Interest expense	3.4	(8)%	3.7
Net operating revenues	15.9	53%	10.4
Variable compensation and benefits	4.6	39%	3.3
Net contribution	11.3	59%	7.1
Fixed compensation and benefits	2.2	—%	2.2
Other fixed expenses	1.5	15%	1.3
Bad debts	—	(100)%	0.1
Recovery of bad debt on physical coal	—	(100)%	(2.4)
Total non-variable direct expenses	3.7	208%	1.2
Segment income	$7.6	29%	$5.9

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended December 31,
	2019	% Change	2018
Total revenues	$10,661.8	79%	$5,960.9
Cost of sales of physical commodities	10,649.4	79%	5,953.2
Operating revenues	$12.4	61%	$7.7
Selected data:
Gold equivalent ounces traded (000’s)	107,215.5	13%	95,219.6
Average revenue per ounce traded	$0.12	50%	$0.08

	Physical Ag & Energy
	Three Months Ended December 31,
	2019	% Change	2018
Total revenues	$326.5	(4)%	$340.9
Cost of sales of physical commodities	318.8	(5)%	334.3
Operating revenues	$7.7	17%	$6.6
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues for Physical Commodities increased 41% to $20.1 million in the first quarter compared to $14.3 million in the prior year.
Precious Metals operating revenues increased 61% to $12.4 million in the first quarter compared to $7.7 million in the prior year, partially driven by the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH in the third quarter of fiscal 2019. The number of gold equivalent ounces traded increased 13% versus the prior year and the average revenue per ounce traded increased 50% compared to the prior year. Operating revenues in the first quarter include a $0.6 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries, while the prior year includes a $1.6 million unrealized loss on derivative positions held against precious metals inventory.
Operating revenues in Physical Ag & Energy increased 17% to $7.7 million in the first quarter compared to the prior year. The increase in operating revenues is largely due to increased activity with customers in biodiesel feedstock markets which was partially offset by lower activity in our commodity financing programs.
Segment income increased 29% to $7.6 million in the first quarter compared to $5.9 million in the prior year, primarily as a result of the increases in operating revenues noted above. The prior year period included a $2.4 million recovery on the bad debt on physical coal.
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
As of December 31, 2019, our U.S. FCM held $2.2 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with over $16.0 billion in assets under management or administration as of December 31, 2019.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Sales of physical commodities	$—	—	$—
Principal gains, net	4.4	(41)%	7.4
Commission and clearing fees	49.7	(24)%	65.0
Consulting, management, and account fees	13.6	12%	12.1
Interest income	8.2	(23)%	10.7
Total revenues	75.9	(20)%	95.2
Cost of physical commodities sold	—	—	—
Operating revenues	75.9	(20)%	95.2
Transaction-based clearing expenses	23.7	(10)%	26.4
Introducing broker commissions	19.5	(28)%	27.2
Interest expense	2.7	(34)%	4.1
Net operating revenues	30.0	(20)%	37.5
Variable compensation and benefits	5.5	(29)%	7.8
Net contribution	24.5	(18)%	29.7
Fixed compensation and benefits	5.5	10%	5.0
Other fixed expenses	7.9	14%	6.9
Bad debts	—	(100)%	0.1
Total non-variable direct expenses	13.4	12%	12.0
Segment income	$11.1	(37)%	$17.7
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2019	% Change	2018
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$37.9	(25)%	$50.4
FX Prime Brokerage	5.0	(33)%	7.5
Correspondent Clearing	8.4	1%	8.3
Independent Wealth Management	20.2	—%	20.2
Derivative Voice Brokerage	4.4	(50)%	8.8
Operating revenues	$75.9	(20)%	$95.2
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	26,951.6	(12)%	30,800.3
Exchange-traded - futures and options average rate per contract	$1.11	(15)%	$1.31
Average client equity - futures and options (millions)	$1,353.5	2%	$1,329.0
FX Prime Brokerage volume (U.S. notional, millions)	$74,351.6	(17)%	$89,944.7
Average money market / FDIC sweep client balances (millions)	$981.6	27%	$771.7
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Operating revenues decreased 20% to $75.9 million in the first quarter compared to $95.2 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business decreased 25% to $37.9 million in the first quarter compared to $50.4 million in the prior year as a result of a 12% decrease in exchange-traded volumes and a 15% decline in the average rate per contract compared to the prior year period. This decline was partially offset by a $2.2 million decrease in interest income in the Exchange-Traded Futures & Options business to $5.7 million in the first quarter due to a decline in short-term rates and a 2% decrease in average client equity compared to the prior year to $1.4 billion.
Operating revenues in our FX Prime Brokerage decreased 33% compared to the prior year to $5.0 million in the first quarter, as the prior year included a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action. Foreign exchange volumes declined 17% in the first quarter compared to the prior year as a result of lower market volatility.
Correspondent Clearing operating revenues increased 1% compared to the prior year to $8.4 million in the first quarter, while operating revenues in Independent Wealth Management were flat with the prior year at $20.2 million. In the Correspondent Clearing business, interest income decreased $0.6 million to $2.0 million in the first quarter due to a decline in short term rates while fee income related to money market/FDIC sweep balances increased $0.3 million to $3.6 million as the average money market/FDIC sweep balances increased 27% compared to the prior year. Operating revenues in Derivative Voice Brokerage declined 50% to $4.4 million in the first quarter compared to the prior year.
Segment income decreased to $11.1 million in the first quarter compared to $17.7 million in the prior year, primarily a result of the decrease in operating revenues, as well as a $1.4 million increase in non-variable direct expenses, mostly notably fixed compensation and market information. Variable expenses, excluding interest, as a percentage of operating revenues were flat compared to the prior year at 64% in the first quarter.
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
INTL FCStone Pte Ltd holds a Capital Market Services License under the Securities and Futures Act in Singapore to carry on the business of dealing in capital markets products. The principal activity of INTL FCStone Pte Ltd is that of providing commodity and futures brokering and risk advisory services. INTL FCStone Pte Ltd is regulated by the Monetary Authority of Singapore, and is subject to regulations which impose minimum base capital requirements and requirements to meet certain percentages for risk requirement calculations.
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

As of December 31, 2019, we had total equity capital of $614.9 million, outstanding loans under revolving credit facilities of $138.7 million, and $186.7 million outstanding on our senior secured term loan, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2019, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
In our Physical Commodities business, we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the three months ended December 31, 2020 and 2019 can be found in Note 7 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of December 31, 2019 and September 30, 2019, were $10.1 billion and $9.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.

The majority of the assets of INTL FCStone Financial, INTL FCStone Ltd and INTL FCStone Pte Ltd are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
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
As of December 31, 2019, we had $373.7 million in undistributed foreign earnings. The Company recognized the U.S. repatriation tax due under the Tax Reform and, as a result, repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company has repatriated $30.0 million during fiscal 2020 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On February 22, 2019, the Company amended its $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022, and to increase the size of the facility to $350.0 million. Subsequent to December 31, 2019, additional members were added to the syndication further increasing the committed amount to $393.0 million.
As of December 31, 2019, we had four committed bank credit facilities, totaling $769.0 million, of which $307.7 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which included a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $384.0 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
An unsecured syndicated loan facility, committed until April 3, 2020, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until January 29, 2022, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $260.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until April 14, 2020, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $125.0 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Quarterly Report on Form 10-Q. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of December 31, 2019, we had four uncommitted bank credit facilities with an outstanding balance of $17.4 million. The credit facilities include:

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

Our credit facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2019, we and our subsidiaries are in compliance with all of the financial covenants under our credit facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended December 31, 2019, interest expense directly attributable to trading activities includes $72.3 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $39.9 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2019. Additional information on these net capital and minimum net capital requirements can be found in Note 14 of the Condensed Consolidated Financial Statements.
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

Cash Flows
We include client cash and securities segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,451.3 million as of September 30, 2019 to $3,069.0 million as of December 31, 2019, a net increase of $617.7 million. Net cash of $667.6 million was provided by operating activities, $6.9 million was used in investing activities and net cash of $43.7 million was provided by financing activities, which included a $21.5 million source of financing cash flows related to the issuance of the senior secured term loan, partially offset by required quarterly principal payments of $2.5 million made during the three months ended December 31, 2019. There was a financing cash outflow related to net payments on our revolving lines of credit with maturities of 90 days or less of $106.0 million during the three months ended December 31, 2019, which reduced payables to lenders under loans. There was a financing cash inflow related to the proceeds from borrowings on our revolving line of credit with maturities of greater than 90 days which exceeded our repayments in the amount of $42.5 million, which increased payables to lenders under loans. Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.7 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $1.8 million in capital expenditures for property and equipment during the first quarter compared to $4.5 million during the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade and non-trade system software as well as the timing on leasehold improvement projects. Investing activities also include $5.1 million in cash payments, net of cash received, for the acquisition of businesses during the first quarter compared to $0.7 million during the prior year. Further information about business acquisitions is contained in Note 18 to the Condensed Consolidated Financial Statements.
During the three months ended December 31, 2019, we repurchased 9,908 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $0.4 million. During the three months ended December 31, 2018, we had no repurchases of our outstanding common stock.
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
Commitments
Information about our commitments and contingent liabilities is contained in Note 13 of the Condensed Consolidated Financial Statements.

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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2019 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2019 and September 30, 2019, at fair value of the related financial instruments, totaling $666.4 million and $714.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2019, which might be partially or wholly offset by gains in the value of assets held as of

December 31, 2019. The totals of $666.4 million and $714.8 million include a net liability of $79.6 million and $58.1 for derivatives, based on their fair value as of December 31, 2019 and September 30, 2019, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2019 and September 30, 2019.
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
Accounting Development Updates
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We intend to adopt this guidance during the first quarter of fiscal year 2022. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the ways companies recognize credit losses on financial instruments. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which includes several amendments to ASU 2016-13, including amendments to the reporting of expected credit losses. In May 2019, the FASB issued ASU 2019-05, which provides companies with more flexibility in applying the fair value option upon the adoption of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, which included certain amendments to ASU 2016-13, including a change to how companies consider expected recoveries and contractual extensions or renewal options when estimating expected credit losses. We expect to adopt this guidance starting with the first quarter of fiscal year 2021. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. We are currently in the process of establishing a cross-functional team to assess the required changes to our credit loss methodologies and systems, as well as determine additional data and resources required to comply with the new guidance. We are evaluating the impact that this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Credit Risk
See Note 6 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2019.

Marked-to-Market Revenues
Number of Days
16
14
12
10
8
6
4
2
0
1
0
9
8
12
16
11
5
2
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
$4,500 to $5,000
Greater than $5,000
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2019, $325.4 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2019, we had no outstanding fixed-rate long-term debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.

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
Our common stock repurchase program activity for the three months ended December 31, 2019 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2019 to October 31, 2019	400	$38.72	400	1,399,600
November 1, 2019 to November 30, 2019	9,508	38.62	9,508	1,390,092
December 1, 2019 to December 31, 2019	—	—	—	1,390,092
Total	9,908	$38.62	9,908
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	February 5, 2020	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 5, 2020	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer