Form 10-Q
period 2020-03-31
INTL FCSTONE INC.
filed 2020-05-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 4, 2020, there were 19,217,710 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$519.5	$471.3
Cash, securities and other assets segregated under federal and other regulations (including $8.1 and $306 at fair value at March 31, 2020 and September 30, 2019, respectively)	1,176.1	1,049.9
Collateralized transactions:
Securities purchased under agreements to resell	1,260.0	1,424.5
Securities borrowed	1,063.8	1,423.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $378.7 and $626.9 at fair value at March 31, 2020 and September 30, 2019, respectively)	3,359.5	2,540.5
Receivable from clients, net	481.1	422.3
Notes receivable, net	3.9	2.9
Income taxes receivable	1.5	5.2
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $743.6 and $478.8 at March 31, 2020 and September 30, 2019, respectively)	2,525.7	2,175.2
Physical commodities inventory, net (including $194.1 and $151.9 at fair value at March 31, 2020 and September 30, 2019, respectively)	255.2	229.3
Deferred income taxes, net	14.0	18.0
Property and equipment, net	43.0	43.9
Operating right of use assets	31.6	—
Goodwill and intangible assets, net	73.1	67.9
Other assets	62.9	62.0
Total assets	$10,870.9	$9,936.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.8 million at fair value at March 31, 2020 and September 30, 2019, respectively)	$184.8	$157.5
Operating lease liabilities	34.2	—
Payables to:
Clients	4,531.5	3,589.5
Broker-dealers, clearing organizations and counterparties (including $95.8 and $5.6 at fair value at March 31, 2020 and September 30, 2019, respectively)	429.2	266.2
Lenders under loans	275.0	202.3
Senior secured term loan, net	184.3	167.6
Income taxes payable	10.6	10.4
Collateralized transactions:
Securities sold under agreements to repurchase	2,800.3	2,773.7
Securities loaned	1,068.8	1,459.9
Financial instruments sold, not yet purchased, at fair value	703.6	714.8
Total liabilities	10,222.3	9,341.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,638,425 issued and 19,216,468 outstanding at March 31, 2020 and 21,297,317 issued and 19,075,360 outstanding at September 30, 2019	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at March 31, 2020 and 2,221,957 shares at September 30, 2019	(57.6)	(50.1)
Additional paid-in-capital	285.8	276.8
Retained earnings	458.4	402.1
Accumulated other comprehensive loss	(38.2)	(34.8)
Total equity	648.6	594.2
Total liabilities and stockholders' equity	$10,870.9	$9,936.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues:
Sales of physical commodities	$20,016.9	$6,929.5	$30,994.9	$13,225.3
Principal gains, net	168.5	110.3	281.0	203.1
Commission and clearing fees	116.6	85.1	203.8	184.6
Consulting, management, and account fees	22.6	19.1	43.9	38.2
Interest income	41.7	48.2	87.7	93.2
Total revenues	20,366.3	7,192.2	31,611.3	13,744.4
Cost of sales of physical commodities	19,999.5	6,921.1	30,967.7	13,208.6
Operating revenues	366.8	271.1	643.6	535.8
Transaction-based clearing expenses	63.8	42.7	110.1	92.8
Introducing broker commissions	29.6	24.8	55.8	57.4
Interest expense	30.0	38.4	63.8	71.4
Net operating revenues	243.4	165.2	413.9	314.2
Compensation and other expenses:
Compensation and benefits	136.7	97.9	240.7	187.0
Trading systems and market information	11.2	9.5	21.6	18.7
Occupancy and equipment rental	4.9	5.0	9.9	9.4
Professional fees	4.7	5.0	10.7	10.3
Travel and business development	3.2	4.0	7.7	7.8
Non-trading technology and support	5.9	5.0	11.9	9.2
Depreciation and amortization	4.2	3.2	8.1	6.1
Communications	1.5	2.0	3.1	3.3
Bad debts	4.4	0.7	4.4	1.0
Recovery of bad debt on physical coal	—	—	—	(2.4)
Other	10.6	7.4	18.1	13.9
Total compensation and other expenses	187.3	139.7	336.2	264.3
Other gain	—	5.4	0.1	5.4
Income before tax	56.1	30.9	77.8	55.3
Income tax expense	16.8	7.5	22.2	13.7
Net income	$39.3	$23.4	$55.6	$41.6
Earnings per share:
Basic	$2.03	$1.23	$2.88	$2.19
Diluted	$2.00	$1.21	$2.84	$2.15
Weighted-average number of common shares outstanding:
Basic	18,872,937	18,753,490	18,811,268	18,706,104
Diluted	19,189,953	19,004,793	19,132,497	18,999,889
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net income	$39.3	$23.4	$55.6	$41.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3.4)	—	(2.7)	0.3
Other comprehensive (loss) income	(3.4)	—	(2.7)	0.3
Comprehensive income	$35.9	$23.4	$52.9	$41.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$55.6	$41.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.1	6.1
Bad debts	4.4	1.0
Recovery of bad debt on physical coal	—	(2.4)
Deferred income taxes	(1.0)	(0.4)
Amortization of debt issuance costs	0.7	0.8
Amortization of share-based compensation	5.0	3.8
Bargain purchase gain on acquisition	—	(5.4)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	297.9	407.5
Securities purchased under agreements to resell	164.5	(371.6)
Securities borrowed	359.4	(1,064.3)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(52.2)	5.8
Receivables from clients, net	(63.2)	(17.2)
Notes receivable, net	(1.0)	1.2
Income taxes receivable	8.7	0.1
Financial instruments owned, at fair value	(350.5)	(534.8)
Physical commodities inventory, net	(25.9)	(57.3)
Operating right of use assets	3.9	—
Other assets	—	(9.6)
Accounts payable and other accrued liabilities	30.2	(19.7)
Operating lease liabilities	(4.0)	—
Payables to clients	942.0	(642.6)
Payables to broker-dealers, clearing organizations and counterparties	163.0	485.4
Income taxes payable	0.1	2.7
Securities sold under agreements to repurchase	26.6	448.0
Securities loaned	(391.1)	1,098.6
Financial instruments sold, not yet purchased, at fair value	(11.2)	85.8
Net cash provided by (used in) operating activities	1,170.0	(136.9)
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.8)	(7.8)
Purchase of property and equipment	(4.5)	(7.3)
Net cash used in investing activities	(12.3)	(15.1)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	111.6	(98.0)
Proceeds from payables to lenders under loans with maturities greater than 90 days	311.5	—
Repayments of payables to lenders under loans with maturities greater than 90 days	(350.0)	—
Proceeds from issuance of senior secured term loan	21.5	175.0
Repayments of senior secured term loan	(4.9)	(2.2)
Repayments of note payable	(0.4)	(0.4)
Deferred payments on acquisitions	(0.2)	—
Repurchase of common stock	(7.5)	—
Debt issuance costs	(1.5)	(3.2)
Exercise of stock options	4.0	0.8
Net cash provided by financing activities	84.1	72.0
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(2.7)	0.3
Net increase (decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	1,239.1	(79.7)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,451.3	2,190.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$3,690.4	$2,110.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$64.3	$69.8
Income taxes paid, net of cash refunds	$13.2	$11.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$7.2	$2.7
Acquisition of business:
Assets acquired	$352.6	$25.9
Liabilities assumed	(352.0)	(7.3)
Total net assets acquired	$0.6	$18.6
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	March 31,
(in millions)	2020	2019
Cash and cash equivalents	$519.5	$274.4
Cash segregated under federal and other regulations(1)	1,168.0	723.3
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,896.7	993.9
Securities segregated and pledged to exchange-clearing organizations(2)	106.2	118.8
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$3,690.4	$2,110.4

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $8.1 million and $235.7 million as of March 31, 2020 and 2019, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,356.6 million and $1,154.1 million as of March 31, 2020 and 2019, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended March 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2018	$0.2	$(46.3)	$269.7	$335.2	$(32.8)	$526.0
Net income				23.4		23.4
Exercise of stock options			0.5			0.5
Share-based compensation			1.9			1.9
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8

	Three months ended March 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2019	$0.2	$(50.5)	$280.9	$419.1	$(34.8)	$614.9
Net income				39.3		39.3
Other comprehensive loss					(3.4)	(3.4)
Exercise of stock options			2.5			2.5
Share-based compensation			2.4			2.4
Repurchase of stock		(7.1)				(7.1)
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6

	Six Months Ended March 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				41.6		41.6
Other comprehensive gain					0.3	0.3
Exercise of stock options			0.8			0.8
Share-based compensation			3.8			3.8
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8

	Six Months Ended March 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				55.6		55.6
Other comprehensive loss					(2.7)	(2.7)
Exercise of stock options			4.0			4.0
Share-based compensation			5.0			5.0
Repurchase of stock		(7.5)				(7.5)
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), is a global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence, and clearing services across asset classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial clients; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company provides these services to a diverse group of more than 30,000 commercial and institutional clients and over 125,000 retail clients located in more than 130 countries, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the Company’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
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
Note 2 – Leases
The Company currently leases office space under non-cancelable operating leases with third parties as of March 31, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included the periods covered by an option to terminate if the Company believes it is reasonably certain to do so.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of March 31, 2020. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within ‘occupancy and equipment rental’ on the condensed consolidated statement of income.
As of March 31, 2020, the Company recorded operating lease right-of-use assets and operating lease liabilities of $31.6 million and $34.2 million, respectively.

The following table presents operating lease costs and other information as of and for the three and six months ended March 31, 2020 (in millions, except as stated):

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Operating lease costs (1)	$3.5	$7.0

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.8	$5.5
Right-of-use assets obtained in exchange for operating lease liabilities	$0.4	$35.0

Lease term and discount rate information:
Weighted average remaining lease term (years)		4.21
Weighted average discount rate		5.1%
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of March 31, 2020 (in millions):

Remainder of 2020	$6.0
2021	10.3
2022	7.7
2023	6.1
2024	4.3
After 2024	3.5
Total lease payments (2)	37.9
Less: interest	3.7
Present value of lease liabilities	$34.2
(2) Total lease payments excludes $80.9 million of legally binding lease payments for a lease executed for a new corporate headquarters in New York City, which was signed during the three months ended March 31, 2020, but has not yet commenced.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 0.7% and 1.4% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 0.8% and 1.6% of the Company’s total revenues for the six months ended March 31, 2020 and 2019, respectively.
The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 37.9% and 38.4% of the Company’s operating revenues for the three months ended March 31, 2020 and 2019, respectively. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 38.5% and 41.6% of the Company’s operating revenues for the six months ended March 31, 2020 and 2019, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three and six months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$40.1	$31.2	$72.5	$70.3
OTC derivative brokerage	6.7	7.3	12.2	16.2
Equities and fixed income	7.1	3.6	11.4	6.8
Mutual funds	1.6	1.9	2.9	4.5
Insurance and annuity products	2.4	1.5	4.5	3.0
Other	0.5	0.5	0.8	0.7
Total sales-based commission	58.4	46.0	104.3	101.5
Trailing:
Mutual funds	3.5	3.0	6.6	6.2
Insurance and annuity products	4.0	3.4	7.7	7.1
Total trailing commission	7.5	6.4	14.3	13.3

Clearing fees	41.6	26.8	71.1	59.4
Trade conversion fees	4.2	3.3	5.7	4.9
Other	4.9	2.6	8.4	5.5
Total commission and clearing fees:	116.6	85.1	203.8	184.6

Consulting, management, and account fees:
Underwriting fees	0.2	0.2	0.4	0.5
Asset management fees	8.7	6.0	16.2	12.2
Advisory and consulting fees	5.7	4.7	11.3	9.7
Sweep program fees	3.6	4.1	7.6	7.9
Client account fees	3.1	2.5	6.1	5.2
Other	1.3	1.6	2.3	2.7
Total consulting, management, and account fees	22.6	19.1	43.9	38.2
Total revenues from contracts with clients	$139.2	$104.2	$247.7	$222.8

Method of revenue recognition:
Point-in-time	$113.7	$83.0	$198.3	$179.7
Time elapsed	25.5	21.2	49.4	43.1
Total revenues from contracts with clients	139.2	104.2	247.7	222.8
Other sources of revenues
Physical precious metals trading	19,694.7	6,660.9	30,352.7	12,616.4
Physical agricultural and energy product trading	322.2	268.6	642.2	608.9
Principal gains, net	168.5	110.3	281.0	203.1
Interest income	41.7	48.2	87.7	93.2
Total revenues	$20,366.3	$7,192.2	$31,611.3	$13,744.4

Primary geographic region:
United States	$585.6	$456.6	$1,097.9	$983.6
Europe	150.0	53.8	261.6	107.1
South America	16.3	12.4	31.5	23.9
Middle East and Asia	19,613.3	6,667.3	30,218.8	12,625.9
Other	1.1	2.1	1.5	3.9
Total revenues	$20,366.3	$7,192.2	$31,611.3	$13,744.4
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2020	2019	2020	2019
Numerator:
Net income	$39.3	$23.4	$55.6	$41.6
Less: Allocation to participating securities	(0.9)	(0.4)	(1.2)	(0.7)
Net income allocated to common stockholders	$38.4	$23.0	$54.4	$40.9
Denominator:
Weighted average number of:
Common shares outstanding	18,872,937	18,753,490	18,811,268	18,706,104
Dilutive potential common shares outstanding:
Share-based awards	317,016	251,303	321,229	293,785
Diluted weighted-average common shares	19,189,953	19,004,793	19,132,497	18,999,889
The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 945,211 and 1,032,077 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, and options to purchase 981,088 and 704,863 shares of common stock for the six months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of March 31, 2020 and September 30, 2019. The Company had no Level 3 assets as of March 31, 2020 and September 30, 2019.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2020 by level in the fair value hierarchy.

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$9.2	$—	$—	$—	$9.2
Money market mutual funds	7.9	—	—	—	7.9
Cash and cash equivalents	17.1	—	—	—	17.1
Commodities warehouse receipts	7.9	—	—	—	7.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	8.1	—	—	—	8.1
U.S. Treasury obligations	350.4	—	—	—	350.4
"To be announced" (TBA) and forward settling securities	—	80.5	—	(3.5)	77.0
Foreign government obligations	8.1	—	—	—	8.1
Derivatives	5,220.8	57.5	—	(5,335.1)	(56.8)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,579.3	138.0	—	(5,338.6)	378.7
Equity securities	184.7	19.6	—	—	204.3
Corporate and municipal bonds	—	43.5	—	—	43.5
U.S. Treasury obligations	294.2	—	—	—	294.2
U.S. government agency obligations	—	201.6	—	—	201.6
Foreign government obligations	2.6	—	—	—	2.6
Agency mortgage-backed obligations	—	1,504.0	—	—	1,504.0
Asset-backed obligations	—	16.4	—	—	16.4
Derivatives	0.7	1,990.8	—	(1,874.9)	116.6
Commodities leases	—	28.6	—	(2.3)	26.3
Commodities warehouse receipts	100.5	—	—	—	100.5
Exchange firm common stock	10.4	—	—	—	10.4
Mutual funds and other	5.3	—	—	—	5.3
Financial instruments owned	598.4	3,804.5	—	(1,877.2)	2,525.7
Physical commodities inventory	26.3	167.8	—	—	194.1
Total assets at fair value	$6,229.2	$4,110.3	$—	$(7,215.8)	$3,123.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	—	—	1.8	—	1.8
TBA and forward settling securities	—	98.3	—	(3.5)	94.8
Derivatives	5,379.7	194.5	—	(5,573.2)	1.0
Payable to broker-dealers, clearing organizations and counterparties	5,379.7	292.8	—	(5,576.7)	95.8
Equity securities	135.2	40.3	—	—	175.5
Foreign government obligations	2.1	—	—	—	2.1
Corporate and municipal bonds	—	28.1	—	—	28.1
U.S. Treasury obligations	213.6	—	—	—	213.6
U.S. government agency obligations	—	13.6	—	—	13.6
Agency mortgage-backed obligations	—	15.0	—	—	15.0
Derivatives	—	2,035.4	—	(1,882.6)	152.8
Commodities leases	—	102.9	—	—	102.9
Financial instruments sold, not yet purchased	350.9	2,235.3	—	(1,882.6)	703.6
Total liabilities at fair value	$5,730.6	$2,528.1	$1.8	$(7,459.3)	$801.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2020 and September 30, 2019 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2020 and September 30, 2019 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2020. The total financial instruments sold, not yet purchased of $703.6 million and $714.8 million as of March 31, 2020 and September 30, 2019, respectively, includes $152.8 million and $58.1 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of March 31, 2020 and September 30, 2019.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2020 and September 30, 2019. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2020		September 30, 2019
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,201.2	$3,524.6	$1,437.1	$1,463.4
OTC commodity derivatives	640.1	806.0	84.2	106.2
Exchange-traded foreign exchange derivatives	15.6	18.6	36.9	33.5
OTC foreign exchange derivatives	1,306.5	1,323.3	403.2	368.8
Exchange-traded interest rate derivatives	1,613.2	1,514.7	900.1	882.0
OTC interest rate derivatives	101.7	100.6	42.1	43.6
Exchange-traded equity index derivatives	391.5	321.8	758.1	700.2
TBA and forward settling securities	80.5	98.3	9.8	6.8
Gross fair value of derivative contracts	7,350.3	7,707.9	3,671.5	3,604.5
Impact of netting and collateral	(7,213.5)	(7,459.3)	(3,581.9)	(3,540.8)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties'	$20.2		$23.1
Total fair value included in 'Financial instruments owned, at fair value	$116.6		$66.5
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties		$95.8		$5.6
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$152.8		$58.1

(1)	As of March 31, 2020 and September 30, 2019, the Company’s derivative contract volume for open positions were approximately 10.8 million and 10.6 million contracts, respectively.
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

As of March 31, 2020 and September 30, 2019, these transactions are summarized as follows:

	March 31, 2020		September 30, 2019
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$72.9	$3,335.4	$3.7	$1,778.4
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.5)	$554.9	$(0.6)	$234.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$2.0	$(559.9)	$0.9	$(451.6)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(94.8)	$(4,708.7)	$(5.9)	$(2,788.0)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$5.6	896.9	$—	$—
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(0.3)	$1,243.5
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$5.2	$(581.2)
Unrealized loss on forward settling securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(2.0)	(712.4)	$—	$—
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s net gains from derivative contracts for the three and six months ended March 31, 2020 and 2019 in accordance with Topic 815. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Commodities	$61.6	$36.0	$79.8	$44.1
Foreign exchange	5.1	1.8	7.3	3.7
Interest rate and equity	—	0.7	(0.4)	(2.6)
TBA and forward settling securities	(34.4)	10.6	(35.3)	1.3
Net gains from derivative contracts	$32.3	$49.1	$51.4	$46.5
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2020 and September 30, 2019 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 7 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million and $36.9 million as of March 31, 2020 and September 30, 2019, respectively. During the three months ended March 31, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business, which the Company exited in fiscal 2018.
The allowance for doubtful accounts related to receivables from clients was $17.2 million and $11.7 million as of March 31, 2020 and September 30, 2019, respectively. The allowance increase is related to additional bad debt reserves as discussed below and recoverable amounts due from affiliated party and recorded in ‘other assets’ in the condensed consolidated balance sheets. The Company had no allowance for doubtful accounts related to notes receivable as of March 31, 2020 and September 30, 2019.
During the three months ended March 31, 2020, the Company recorded bad debt expense of $4.4 million, primarily related to $3.9 million of OTC client account deficits in the Commercial Hedging segment, $0.3 million of client deficits in the Clearing & Execution Services segment and $0.2 million in uncollected receivables in the Physical Commodities segment. During the three months ended March 31, 2019, the Company recorded bad debt expense of $0.7 million, primarily related to client account deficits in the Commercial Hedging segment.
During the six months ended March 31, 2020, the Company recorded bad debt expense of $4.4 million, as discussed above. During the six months ended March 31, 2019, the Company recorded bad debt expense of $1.0 million, primarily related to client account deficits in the Commercial Hedging and Clearing & Execution Services segments.
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

(in millions)	March 31, 2020	September 30, 2019
Physical Ag & Energy(1)	$167.8	$144.8
Precious metals - held by broker-dealer subsidiary(2)	26.3	7.1
Precious metals - held by non-broker-dealer subsidiaries(3)	61.1	77.4
Physical commodities inventory	$255.2	$229.3
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
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $1.2 million and $0.5 million as of March 31, 2020 and September 30, 2019, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 9 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	March 31, 2020	September 30, 2019
Commercial Hedging	$30.2	$30.3
Global Payments	7.6	7.6
Securities	4.6	4.6
Physical Commodities	8.7	8.7
Clearing and Execution	1.1	—
Goodwill	$52.2	$51.2
The Company recorded additional goodwill of $1.1 million during the six months ended March 31, 2020 within the Clearing and Execution operating segment related to the initial purchase price allocation for the acquisition of UOB Bullion and Futures Limited as further discussed in Note 18.

Note 10 – Intangible Assets
The Company recorded $3.2 million, $1.0 million, and $1.7 million of customer base intangible assets during the six months ended March 31, 2020 related to the acquisitions of UOB Bullion and Futures Limited, IFCM Commodities GmbH, and Quest Capital, respectively, as further discussed in Note 18.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2020			September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$5.3	$(3.2)	$2.1	$5.3	$(3.0)	$2.3
Customer base	28.2	(14.2)	14.0	22.1	(12.5)	9.6
Total intangible assets subject to amortization:	33.5	(17.4)	16.1	27.4	(15.5)	11.9

Intangible assets not subject to amortization:
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	2.7	—	2.7	2.7	—	2.7
Total intangible assets not subject to amortization:	4.8	—	4.8	4.8	—	4.8
Total intangible assets	$38.3	$(17.4)	$20.9	$32.2	$(15.5)	$16.7
Amortization expense related to intangible assets was $1.1 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to intangible assets was $1.9 million and $1.3 million for the six months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2020 (remaining six months)	$2.0
Fiscal 2021	4.0
Fiscal 2022	2.7
Fiscal 2023	2.5
Fiscal 2024 and thereafter	4.9
Total intangible assets subject to amortization	$16.1

Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $766.5 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$381.5 million facility available to INTL FCStone Inc. for general working capital requirements. During the three months ended December 31, 2019, additional members were added to the lending syndication increasing the committed amount to $393.0 million. The amended facility is comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

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

•
$50.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to exchange-clearing organizations. The facility is guaranteed by INTL FCStone Inc.

Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility under which INTL FCStone Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2020, and September 30, 2019.
The Company has a secured, uncommitted loan facility under which INTL FCStone Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were $5.0 million and zero in borrowings outstanding under this credit facility as of March 31, 2020, and September 30, 2019, respectively.
The Company has secured, uncommitted loan facilities under which INTL FCStone Financial Inc. may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of March 31, 2020 and September 30, 2019.
The Company had a secured, uncommitted loan facility under which FCStone Merchant Services, LLC could borrow up to $20.0 million to facilitate the financing of inventory of commodities and other products or goods approved by the lender in its sole discretion, subject to certain terms and conditions of the loan facility agreement. There were $3.4 million in borrowings outstanding under this credit facility as of September 30, 2019. The credit facility was terminated during the three months ended March 31, 2020, in connection with the refinancing and extension of FCStone Merchant Services, LLC’s committed credit facility.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	March 31, 2020		September 30, 2019
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$185.0	$184.3	(2)	$167.6
Revolving Line of Credit	(1)	February 22, 2022	196.5	100.0		70.0
INTL FCStone Inc.			381.5	284.3		237.6
INTL FCStone Financial Inc.	None	April 2, 2021	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	260.0	170.0		128.5
INTL FCStone Ltd.	None	July 14, 2020	50.0	—		—
			$766.5	$454.3		$366.1

Uncommitted Credit Facilities
INTL FCStone Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	5.0		—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	—		3.4

Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				—		0.4
Total outstanding borrowings				$459.3		$369.9
(1) The INTL FCStone Inc. committed credit facility is secured by substantially all of the assets of INTL FCStone Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
(2) Amount outstanding under the Term Loan is reported net of unamortized deferred financing costs of 0.7 million.
As reflected above, $125.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2020, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2020 and September 30, 2019, financial instruments owned, at fair value of $743.6 million and $478.8 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.

In addition, as of March 31, 2020 and September 30, 2019, the Company pledged financial instruments owned, at fair value of $1,049.3 million and $1,228.9 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the condensed consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $1,069.8 million and $1,175.1 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,025.9 million and $1,414.0 million as of March 31, 2020, and September 30, 2019, respectively. Additionally, the Company had also pledged financial instruments owned with a fair value of $21.9 million and zero as of March 31, 2020, and September 30, 2019, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 11.
At March 31, 2020 and September 30, 2019, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at March 31, 2020 and September 30, 2019, was $2,449.2 million and $3,060.2 million, respectively, of which $252.2 million and $329.8 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of March 31, 2020 and September 30, 2019 (in millions):

	March 31, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,535.1	$737.2	$483.0	$45.0	$2,800.3
Securities loaned	1,068.8	—	—	—	1,068.8
Gross amount of secured financing	$2,603.9	$737.2	$483.0	$45.0	$3,869.1

	September 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,553.9	$565.8	$654.0	$—	$2,773.7
Securities loaned	1,459.9	—	—	—	1,459.9
Gross amount of secured financing	$3,013.8	$565.8	$654.0	$—	$4,233.6
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of March 31, 2020 and September 30, 2019 (in millions):

Securities sold under agreements to repurchase	March 31, 2020	September 30, 2019
U.S. Treasury obligations	$32.2	$108.8
U.S. government agency obligations	264.1	359.5
Asset-backed obligations	76.5	96.7
Agency mortgage-backed obligations	2,402.8	2,208.7
Corporate bonds	24.7	—
Total securities sold under agreement to repurchase	2,800.3	2,773.7

Securities loaned
Equity securities	1,068.8	1,459.9
Total securities loaned	1,068.8	1,459.9
Gross amount of secured financing	$3,869.1	$4,233.6

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,260.0	$—	$1,260.0
Securities borrowed	$1,063.8	$—	$1,063.8
Securities sold under agreements to repurchase	$2,800.3	$—	$2,800.3
Securities loaned	$1,068.8	$—	$1,068.8

	September 30, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,474.4	$(49.9)	$1,424.5
Securities borrowed	$1,423.2	$—	$1,423.2
Securities sold under agreements to repurchase	$2,823.6	$(49.9)	$2,773.7
Securities loaned	$1,459.9	$—	$1,459.9
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
INTL FCStone Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial Inc. for any account deficits in their accounts. As of March 31, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
As of March 31, 2020 and September 30, 2019, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2019.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2020, the Company had $1.1 million accrued for self-insured medical and dental claims included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Note 14 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2020. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of March 31, 2020.

(in millions)				As of March 31, 2020
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	United States	Net capital	$175.7	$108.3
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$2,543.6	$2,485.9
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$162.5	$150.0
INTL FCStone Financial Inc. (1)	SEC	United States	Customer reserve	$33.1	$66.1
INTL FCStone Ltd	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$270.3	$140.0
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$437.8	$430.1
INTL FCStone Pte. Ltd.	Monetary Authority of Singapore ("MAS")	Singapore	Segregated funds	$208.2	$202.6
(1) As of March 31, 2020, the Company had $33.1 million deposited in the customer special reserve bank account (“SRBA”). As a result of the reserve requirement determined through the weekly computation, the Company made an additional deposit of $38.1 million to the customer SRBA on April 2, 2020 to meet the customer segregation requirements under SEC Rule 15c3-3.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2020, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 15 – Other Expenses
Other expenses for the three and six months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Contingent consideration, net	$0.1	$—	$0.1	$—
Insurance	1.0	0.9	2.0	1.7
Advertising, meetings and conferences	4.2	1.5	5.6	2.9
Office supplies and printing	0.5	0.5	0.9	1.0
Other clearing related expenses	0.6	0.7	1.4	1.1
Other non-income taxes	1.3	1.2	2.6	2.1
Other	2.9	2.6	5.5	5.1
Total other expenses	$10.6	$7.4	$18.1	$13.9
Note 16 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2020.

(in millions)	Foreign Currency Translation Adjustment		Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2019	$(31.5)		$(3.3)	$(34.8)
ASU 2018-02 cumulative transition adjustment	—		(0.7)	(0.7)
Adjusted Balances as of September 30, 2019	(31.5)		(4.0)	(35.5)
Other comprehensive loss	(2.7)	—	—	(2.7)
Balances as of March 31, 2020	$(34.2)		$(4.0)	$(38.2)

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
Current and Prior Period Tax Expense
Income tax expense of $16.8 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively, and income tax expense of $22.2 million and $13.7 million for the six months ended March 31, 2020 and 2019 reflects estimated federal, foreign, state and local income taxes.
For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 30% and 24%, respectively. For the three months ended March 31, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Pre-tax income increased significantly in the three months ended March 31, 2020 as compared both to the prior quarter and the prior year. As a result of the significant increase in pre-tax income, the annual forecasted effective tax rate increased 0.6% due to state and local taxes on higher U.S.income, compared to the prior quarter ended December 31, 2019. Non-deductible compensation due to Sec. 162(m) limitations increased the effective tax rate by 0.4% as compared to the prior quarter. The amount of foreign earnings taxed at higher tax rates increased by 0.7% from the prior quarter.
For the six months ended March 31, 2020 and 2019, the Company’s effective tax rate was 29% and 25%, respectively. For the six months ended March 31, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.2% and 1.3% for the six months ended March 31, 2020 and 2019, respectively. The amount of foreign earnings taxed at higher rates increased the effective tax rate approximately 3.3% and 0.5% for six months ended March 31, 2020 and 2019, respectively.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of March 31, 2020 and September 30, 2019, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $7.1 million, net of valuation allowances, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.6 million, net of valuation allowance, begin to expire after September 2020. INTL Asia Pte. Ltd. has a Singapore net operating loss carryforward of $0.2 million. This Singapore net operating loss has an indefinite carryforward and, in the judgment of management, is more likely than not to be realized. As a result of the Tax Cuts and Jobs Act of 2017, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. As a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES act), the AMT credit carryforward is refundable on the fiscal year 2019 tax return. In fiscal 2018, the Company generated $5.1 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, it is more likely than not that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards during the current fiscal year.
The valuation allowance for deferred tax assets as of March 31, 2020 and September 30, 2019 was $8.4 million and $8.5 million, respectively. The valuation allowances as of March 31, 2020 and September 30, 2019 were primarily related to U.S., state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
As of March 31, 2020 and September 30, 2019, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $393.9 million and $383.5 million, respectively. The repatriation of these amounts would not be subject to U.S. federal income tax, but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign withholding or state taxes. The Company has repatriated $30.0 million and $13.0 million as of March 31, 2020 and September 30, 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company and its subsidiaries file income tax returns with the U.S. federal and various U.S. state and local, as well as foreign jurisdictions. The Company has open tax years ranging from September 30, 2012 through September 30, 2019 with U.S. federal and state and local taxing authorities. During the three months ending March 31, 2020, the Company closed their examination with the U.S. Internal Revenue Service for the 2016 tax year with no adjustments required. In the United Kingdom (“U.K.”), the Company has open tax years ending September 30, 2017 to September 30, 2019. The Company is currently under examination by HM Revenue and Customs in the UK for the 2017 tax year; however, no additional tax liability is expected. In Brazil, the Company has open tax years ranging from December 31, 2014 through December 31, 2019. In Argentina, the Company has open tax years ranging from September 30, 2012 to September 30, 2019. In Singapore, the Company has open tax years ranging from September 30, 2015 to September 30, 2019 and is currently under examination by the Inland Revenue Authority of Singapore for the year ended September 30, 2017; however, no additional tax liability is expected.
Note 18 - Acquisitions
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary INTL FCStone Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore. This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The purchase price for the acquired assets was $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and the remaining $2.5 million was due upon the closing of the acquisition, which occurred on October 7, 2019.
The purchase price allocation resulted in the recognition of liabilities assumed related to the futures and options on futures client account balances of approximately $351.8 million as of the acquisition date, which was recorded within ‘payables to clients’ on the condensed consolidated balance sheet, and an equal and offsetting amount of assets acquired. The allocation of the purchase price to the client accounts is considered final as of March 31, 2020.
The Company also acquired certain client base intangible assets and property and equipment in connection with the acquisition. The Company has engaged a third-party valuation specialist to assist with the valuation of the acquired intangible assets and property and equipment. As of March 31, 2020, the valuation of the acquired intangible assets and property and equipment was not yet complete as the Company continues to acquire the information necessary to complete the valuation analysis. As of March 31, 2020, given the status of the valuation analysis, $0.7 million of the purchase price was preliminary allocated to the net book value of the property and equipment acquired, $3.2 million was allocated to the client base intangible assets acquired, and the remaining excess purchase price of $1.1 million was allocated to goodwill. Once the valuation analysis is complete, the Company will record measurement period adjustments to reflect the fair value of the property and equipment and intangible assets acquired on the acquisition date.
The business acquired has been assigned to the Company’s Clearing and Execution reportable segment. The client base intangible assets have preliminary been assigned a useful life of 5 years. The revenues and net income contributed by the acquired business during the three and six months ended March 31, 2020, were not material to the Company’s condensed consolidated financial results.
Quest Capital
In August 2019, the Company’s subsidiary, SA Stone Wealth Management, executed an asset purchase agreement to acquire certain client accounts of Quest Capital Strategies, Inc. The asset purchase agreement was subject to FINRA approval and other conditions of closing. FINRA approval was obtained and the other conditions of closing were fulfilled with the closing of the transaction occurring on December 9, 2019. The cash purchase price for the acquired client accounts was equal to $1.7 million. This transaction was accounted for as an asset acquisition at cost. The cash purchase price was allocated to the fair value of the client lists and relationships obtained and has been assigned, and will be amortized, over a useful life of seven years.
Tellimer
In December 2019, the Company executed a definitive purchase agreement to acquire the brokerage businesses of Tellimer Group. This transaction involves the stock purchase of 100% of Exotix Partners, LLP, based in the United Kingdom, and the stock purchase of 100% of Tellimer Capital Ltd based in Nigeria. The closing of this transaction is subject to limited conditions including regulatory approval in the relevant jurisdictions. The cash purchase price is equal to the net tangible book value of the acquired entities upon closing. Regulatory approval for the acquisition of Exotix Partners, LLP, was obtained during the three months ended March 31, 2020, with the transaction closing on April 1, 2020. The cash purchase price for the acquisition of Exotix Partners, LLP, was $4.7 million. The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed.
IFCM Commodities
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
The cash purchase price of $1.9 million was equal to net tangible book value upon closing plus a premium of $1.0 million. The excess of the cash consideration over the fair value of the net tangible assets acquired on the closing date was allocated to the fair value of IFCM’s client relationships. This client base intangible asset has been assigned, and will be amortized over, a useful of five years.
The acquired business has been assigned to the Company’s Commercial Hedging reportable segment. The revenues and net income contributed by the acquired business during the three months ended March 31, 2020, were not material to the Company’s condensed consolidated financial results.

GIROXX
In January 2020, the Company’s wholly owned subsidiary, INTL FCStone Ltd, executed a stock purchase agreement to acquire 100% of GIROXX Gmbh based in Germany. Through its digital platform, GIROXX Gmbh provides online payment and foreign exchange hedging services to small and medium sized enterprises in Germany, Austria, and Switzerland. The Company offers a wide range of financial services including advisory and execution services in commodities, which will be offered to GIROXX’s institutional client base. This purchase completes a series of acquisitions and restructuring to ensure that all clients of the Company are secure with their continuity of service and market access following Brexit. The closing of the transaction was conditional upon the approval of financial services regulators in Germany, which was obtained in April 2020 with the transaction closing in May 2020. The preliminary cash purchase price was approximately $4.4 million. The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed.
Gain Capital
On February 26, 2020, the Company entered into an definitive agreement to acquire Gain Capital Holdings, Inc. (“Gain”). The Company agreed to acquire Gain for $6.00 per share in an all-cash transaction representing approximately $236.3 million in equity value.
Gain is a global provider of trading services and solutions to institutional and retail investors, specializing in both over-the-counter (“OTC”) products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global OTC financial markets, including spot foreign exchange, precious metals, and contracts for a difference. As a result of the acquisition, the Company will add a new digital platform to its global financial network, significantly expand its offerings to retail clients, as well as add a complementary exchange-traded futures and options on futures business. The acquisition of Gain will also accelerate the digitization of the Company’s trading platforms.
The transaction is expected to close in the second half of calendar year 2020, subject to approval by Gain’s shareholders, regulatory approvals, and customary closing conditions. In connection with the agreement, the Company has obtained commitments for up to $350.0 million in debt financing for the acquisition.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Total revenues:
Commercial Hedging	$101.7	$80.6	$171.4	$140.4
Global Payments	29.4	27.4	60.8	57.1
Securities	117.9	72.6	199.0	141.6
Physical Commodities	20,023.5	6,940.9	31,011.8	13,242.7
Clearing and Execution Services	96.5	73.6	172.4	168.8
Corporate Unallocated	4.0	4.1	9.2	7.0
Eliminations	(6.7)	(7.0)	(13.3)	(13.2)
Total	$20,366.3	$7,192.2	$31,611.3	$13,744.4
Operating revenues:
Commercial Hedging	$101.7	$80.6	$171.4	$140.4
Global Payments	29.4	27.4	60.8	57.1
Securities	117.9	72.6	199.0	141.6
Physical Commodities	24.0	19.8	44.1	34.1
Clearing and Execution Services	96.5	73.6	172.4	168.8
Corporate Unallocated	4.0	4.1	9.2	7.0
Eliminations	(6.7)	(7.0)	(13.3)	(13.2)
Total	$366.8	$271.1	$643.6	$535.8
Net operating revenues (loss):
Commercial Hedging	$84.2	$65.8	$138.6	$111.1
Global Payments	28.0	25.8	57.8	54.2
Securities	78.1	32.0	121.2	64.1
Physical Commodities	19.5	15.1	35.4	25.5
Clearing and Execution Services	37.1	31.0	67.1	68.5
Corporate Unallocated	(3.5)	(4.5)	(6.2)	(9.2)
Total	$243.4	$165.2	$413.9	$314.2
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$59.1	$49.3	$97.9	$79.9
Global Payments	22.6	21.0	46.4	44.1
Securities	50.5	20.1	77.9	41.9
Physical Commodities	13.8	11.5	25.1	18.6
Clearing and Execution Services	28.9	23.4	53.4	53.1
Total	$174.9	$125.3	$300.7	$237.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$35.8	$30.2	$57.3	$43.5
Global Payments	17.2	15.8	36.1	34.4
Securities	38.4	11.8	55.1	27.8
Physical Commodities	9.6	7.8	17.2	13.7
Clearing and Execution Services	16.3	11.6	27.4	29.3
Total	$117.3	$77.2	$193.1	$148.7
Reconciliation of segment income to income before tax:
Segment income	$117.3	$77.2	$193.1	$148.7
Net costs not allocated to operating segments	61.2	51.7	115.4	98.8
Other gain	—	5.4	0.1	5.4
Income before tax	$56.1	$30.9	$77.8	$55.3

(in millions)	As of March 31, 2020	As of September 30, 2019
Total assets:
Commercial Hedging	$2,309.7	$2,041.0
Global Payments	298.0	278.3
Securities	5,109.4	5,219.1
Physical Commodities	458.1	357.8
Clearing and Execution Services	2,448.9	1,892.1
Corporate Unallocated	246.8	147.8
Total	$10,870.9	$9,936.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc. is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, U.S. federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the COVID-19 pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We are a global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing post-trade services across asset classes and markets around the world. We provide these services to a diverse group of more than 30,000 commercial and institutional clients and over 125,000 retail clients located in more than 130 countries. We help our clients to access market liquidity, maximize profits and manage risk. Our operating revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,100 employees as of March 31, 2020. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
COVID Impact
During the second quarter of fiscal 2020, worldwide social and economic activity became severely impacted by the spread and threat of coronavirus (“COVID-19”). In March 2020, COVID-19 was recognized as a global pandemic and has spread to many regions of the world, and all countries in which we have operations. The response by governments and societies to the COVID-19 pandemic, which has included temporary closures of businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations, has significantly impacted market volatility and general economic conditions. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Current Results of Operations
The COVID-19 pandemic has resulted in unprecedented market conditions and significant volatility in the markets. Our second quarter results reflect strong revenue growth in Equity and Debt Capital Markets primarily related to increased customer flow to our equity market making desk and a widening of spreads in fixed income dealer as a result of periods of high volatility in the global markets as a result of economic concerns related to the COVID-19 pandemic. We have also seen a growth in operating revenues driven by increased customer activity in Exchange-Traded Futures & Options and FX Prime Brokerage businesses, as well as a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy.
Impact on Current Balance Sheet and Liquidity
We currently have a strong balance sheet and liquidity profile. In addition to our cash and cash equivalents as of March 31, 2020, we had $96.5 million of committed funds available under our credit facility for general working capital requirements. We believe we have sufficient liquidity and have preserved financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Impact on Customers
Our top priority is to service and care for our current customers. During this period of time, we have worked to prudently manage or reduce market risk exposure to these highly volatile markets.
Employees
We have taken actions to minimize risk to our employees, including restricting travel and providing secure and efficient remote work options for our team members. This leveraged our existing operational contingency plans at every level of the organization which ensured business process and control continuity. These actions have helped prevent major disruption to our clients and operations.
Business Continuity plans
We deployed business continuity plans to ensure operational flexibility through any environment, including the ability to work remotely. We continue to serve our customers while maintaining social distancing and other safety protocols to keep our employees and customers safe.
The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own immediate COVID-19 operational response. We have and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers.
Recent Volatility in Crude Oil Markets
On April 20, 2020, the price of the main U.S. oil benchmark declined sharply, entering negative territory for the first time ever as the significant decline in global demand for crude oil stressed the global storage capacity for this commodity. Volatility in global markets, such as crude oil noted above, can cause client account deficits to occur from time to time. Currently, we do not believe that this market event has an impact on our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
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
INTL FCStone Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse INTL FCStone Financial for any account deficits in their accounts. As of March 31, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. INTL FCStone Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Executive Summary
The second quarter of fiscal 2020 was a period in which we saw significant volatility in nearly all of the global markets our clients transact in related to the economic effect of COVID-19, which resulted in a record $366.8 million of operating revenues for the quarter, as we added $95.7 million, or 35%, compared to the prior year.
The growth in operating revenues was led by our Securities segment which added $45.3 million versus the prior year, while Clearing and Execution Services and Commercial Hedging added $22.9 million and $21.1 million, respectively. Physical Commodities added $4.2 million and Global Payments added $2.0 million in operating revenues compared to the prior year.
Overall, segment income increased $40.1 million or 52% compared to the prior year to $117.3 million in the second quarter. Securities segment income increased $26.6 million or 225%, versus the prior year, as Equity Capital Markets saw volumes increase 134% and Debt Capital Markets saw spreads widen 59%, adding $17.0 million and $9.6 million in segment income, respectively compared to the prior year.
Commercial Hedging segment income increased 19%, to $35.8 million, primarily as a result of increases in both exchange-traded, up 22% and over-the-counter (“OTC”) transactional revenues, up 46% as compared to the prior year. These gains were tempered by a $2.3 million decline in interest income due to the decline in short term rates and a $3.2 million increase in bad debt expense.
CES segment income increased 41%, or $4.7 million versus the prior year primarily as a result of $2.7 million and $2.1 million increases in our Exchange-Traded Futures & Options and FX Prime Brokerage businesses, respectively. Independent Wealth Management added $0.8 million in segment income, while Correspondent Clearing and Derivative Voice Brokerage saw $0.7 million and $0.2 million declines in segment income as compared to the prior year period. Declines in short terms interest rates weighed modestly on segment results in these business, driving declines in interest income of $2.4 million as well as a $0.6 million decline in fee income related to money market/FDIC sweep balances compared to the prior year period.
Global Payments segment income increased $1.4 million or 9% compared to the prior year, primarily as a result of the increase in operating revenues which was partially offset by higher fixed compensation and benefits.
Physical Commodities segment income increased $1.8 million to $9.6 million in the second quarter versus the prior year. This was primarily driven by a $0.8 million increase in Precious Metals segment income as well as a $1.0 million increase in segment income in our Physical Ag & Energy business.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 63% of total expenses in the current period compared to 57% in the prior year period. Non-variable expenses, excluding bad debts increased $12.7 million, or 14%, period-over-period, primarily related to new acquisitions and new business initiatives began since March 2019.
For the second quarter of fiscal 2020, we recorded net income of $39.3 million compared to $23.4 million in the prior year period.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting cost of sales of physical commodities from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the six month period ended March 31, 2020 and 2019.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$20,016.9	189%	$6,929.5	$30,994.9	134%	$13,225.3
Principal gains, net	168.5	53%	110.3	281.0	38%	203.1
Commission and clearing fees	116.6	37%	85.1	203.8	10%	184.6
Consulting, management, and account fees	22.6	18%	19.1	43.9	15%	38.2
Interest income	41.7	(13)%	48.2	87.7	(6)%	93.2
Total revenues	20,366.3	183%	7,192.2	31,611.3	130%	13,744.4
Cost of sales of physical commodities	19,999.5	189%	6,921.1	30,967.7	134%	13,208.6
Operating revenues	366.8	35%	271.1	643.6	20%	535.8
Transaction-based clearing expenses	63.8	49%	42.7	110.1	19%	92.8
Introducing broker commissions	29.6	19%	24.8	55.8	(3)%	57.4
Interest expense	30.0	(22)%	38.4	63.8	(11)%	71.4
Net operating revenues	243.4	47%	165.2	413.9	32%	314.2
Compensation and benefits	136.7	40%	97.9	240.7	29%	187.0
Bad debts	4.4	529%	0.7	4.4	340%	1.0
Recovery of bad debt on physical coal	—	—	—	—	(100)%	(2.4)
Other expenses	46.2	12%	41.1	91.1	16%	78.7
Total compensation and other expenses	187.3	34%	139.7	336.2	27%	264.3
Other gain	—	(100)%	5.4	0.1	(98)%	5.4
Income before tax	56.1	82%	30.9	77.8	41%	55.3
Income tax expense	16.8	124%	7.5	22.2	62%	13.7
Net income	$39.3	68%	$23.4	$55.6	34%	$41.6

Balance Sheet information:				March 31, 2020	% Change	March 31, 2019
Total assets				$10,870.9	16%	$9,407.7
Payables to lenders under loans				$275.0	7%	$256.8
Senior secured tern loan, net				$184.3	7%	$171.8
Stockholders’ equity				$648.6	18%	$551.8

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	47,611.4	64%	29,060.3	81,671.9	23%	66,587.4
OTC (contracts, 000’s)	609.5	59%	383.5	1,098.5	39%	792.8
Global Payments (# of payments, 000’s)	203.9	25%	162.8	398.1	21%	329.4
Gold equivalent ounces traded (000’s)	121,618.2	56%	77,721.1	228,833.7	32%	172,940.7
Equity Capital Markets (gross dollar volume, millions)	$86,953.2	134%	$37,238.8	$126,884.2	58%	$80,547.5
Debt Capital Markets (gross dollar volume, millions)	$51,612.0	(11)%	$58,230.1	$91,815.7	(23)%	$118,907.3
FX Prime Brokerage volume (U.S. notional, millions)	$129,998.7	62%	$80,435.6	$204,350.3	20%	$170,380.3
Average assets under management in Argentina (U.S. dollar, millions)	$331.3	(5)%	$347.3	$306.5	(3)%	$315.0
Average client equity - futures and options (millions)	$2,444.8	26%	$1,936.6	$2,351.0	10%	$2,134.6
Average money market / FDIC sweep client balances (millions)	$956.9	24%	$772.5	$969.2	26%	$772.1
Operating Revenues
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues increased 35% to a record $366.8 million in the second quarter compared to $271.1 million in the prior year. The growth in operating revenues was led by our Securities and Clearing and Execution Services segments which added $45.3 million and $22.9 million, respectively versus the prior year. The Commercial Hedging segment also had a strong quarter, adding $21.1 million in operating revenue as compared to the prior year. In addition, our Physical Commodities segment added $4.2 million in operating revenues, while Global Payments increased operating revenues by $2.0 million versus the prior year.
Operating revenues in our Securities segment increased 62% compared to the prior year to a record $117.9 million in the second quarter. Both the Equity and Debt Capital Markets saw strong operating revenue growth, adding $30.4 million and $14.4 million, respectively as compared to the prior year. In both cases, this growth was driven by periods of high volatility in both the global equity and fixed income markets, particularly in March 2020, driven by the result of economic concerns related to the COVID-19 pandemic. Equity Capital Markets saw a 134% increase in the gross dollar volume traded and a 6% decline in the revenue per $1,000 traded while the Debt Capital Markets saw a 11% decline in the principal dollar volume traded but a 59% increase in the revenue per $1,000 traded. Asset Management operating revenues declined $0.5 million compared to the prior year period.
Operating revenues in our CES segment increased 31% to $96.5 million in the second quarter, primarily as a result of 43% increase in Exchange-Traded Futures & Options revenues to $50.6 million, driven by a 71% increase in contract volumes which was partially offset by a 5% decline in the average rate per contract. This increase was partially offset by a $2.0 million decline in interest income. In addition, FX Prime Brokerage operating revenues increased $4.4 million as compared to the prior year, with volumes increasing 62% as compared to the prior year period. Both the increase in Exchange Traded Futures & Options and FX Prime Brokerage operating revenues were driven by COVID-19 related market volatility. Operating revenues in our Correspondent Clearing business declined $0.4 million as compared to the prior year, to $8.0 million while our Independent Wealth Management business added $5.3 million in operating revenue to 23.2 million in the second quarter. Operating revenues in Derivative Voice Brokerage declined $1.7 million versus the prior year period.
Operating revenues in Commercial Hedging increased 26% compared to the prior year to a record $101.7 million as a result of a $8.7 million increase in exchange-traded transactional revenues as well as a $14.1 million increase in OTC revenues versus the prior year. Exchange-traded volumes and OTC volumes increased 37% and 59%, respectively driven by increased market volatility, and the average client equity increased 3% to $943.6 million.
Operating revenues in our Physical Commodity segment increased 21% to $24.0 million. This increase was driven by a $2.8 million increase in Precious Metals operating revenues, as the number of gold equivalent ounces traded increased 56% versus the prior year while the average revenue per ounce traded declined 20%. Operating revenues in our Physical Ag & Energy business increased $1.4 million versus the prior year, primarily driven by an increase in activity in our biodiesel feedstock activities.
Operating revenues in our Global Payments segment increased 7% in the second quarter to $29.4 million, as a result of a 25% increase in the number of global payments while the average revenue per trade declined 15% compared to the prior year.

See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues increased 20% to $643.6 million in the current six months ended compared to $535.8 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year, led by our Securities and Commercial Hedging segments, which added $57.4 million and $31.0 million, respectively versus the prior year period. In addition, our Physical Commodities segment added $10.0 million, while Global Payments and Clearing and Execution Services added $3.7 million and $3.6 million, respectively versus the prior year.
Operating revenues in our Securities segment increased 41% to $199.0 million in the current six months ended compared to the prior year. The Equity Capital Markets business increased 39%, to $103.5 million, as the gross dollar volume traded increased 58% as a result of increased market volatility and market share. Operating revenues in our Debt Capital Markets business increased 45%, to $91.9 million versus the prior year, driven by an 89% increase in the revenue per $1,000 traded as compared to the prior year. Both the Equity and Debt Capital Markets performance benefited from periods of high volatility, particularly in the second quarter of fiscal 2020 related to COVID-19. Asset Management operating revenues declined 5%, to $3.6 million in the current six months ended, as the average assets under management in Argentina declined 3%.
Operating revenues in Commercial Hedging increased 22% to $171.4 million in the current six months ended. Exchange-traded revenues increased $9.4 million as a results of a 21% increase in exchange-traded volumes, while a 39% increase in OTC volumes drove a $25.1 million increase in OTC revenues as compared to the prior year. Interest income declined $4.2 million versus the prior year as a result of a decline in short term interest rates and a 4% decline in average client equity.
Our Physical Commodities segment operating revenues increased 29% to $44.1 million in the current six months ended, as a result of a $7.5 million increase in Precious Metals operating revenues driven by increased customer demand as of result of the COVID-19 pandemic and the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH in the third quarter of fiscal 2019, In addition, Physical Ag & Energy operating revenues increased $2.5 million as compared to the prior year period.
Global payment segment operating revenues increased 6%, to 60.8 million in the current six months ended, as a result of a 21% increase in the number of payments made as compared to the prior year, while the average revenue per payment declined 12% as compared to the prior year.
Operating revenues in our CES segment increased 2% to $172.4 million in the current six months ended compared to the prior year. Exchange-Traded Futures & Options operating revenues increased 3% versus the prior year to $88.5 million, as exchange-traded volumes increased 23% versus the prior year period, however the average rate per contract declined 11%. In addition, interest income declined $4.2 million versus the prior year, despite a 22% increase in the average client equity, due to the decline in short term interest rates. Our FX Prime Brokerage business added $1.9 million in operating revenues versus the prior year as a result of a 20% increase in foreign exchange volumes. The prior year period includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter. Correspondent Clearing operating revenues declined $0.3 million versus the prior year, while Independent Wealth Management businesses added $5.3 million in operating revenues. Operating revenues in our Derivative Voice Brokerage business declined $6.1 million as compared to the prior year.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 49% to $63.8 million in the second quarter compared to $42.7 million in the prior year, and were 17% of operating revenues in the second quarter compared to 16% in the prior year. The increase in expense is primarily related to higher volumes within Exchange-Traded Futures & Options and increased ADR conversion fees and clearing fees within Equity Capital Markets. Additionally, higher volumes in Financial Ag & Energy and higher notional FX prime brokerage led to higher costs.
Introducing broker commissions: Introducing broker commissions increased 19% to $29.6 million in the second quarter compared to $24.8 million in the prior year, and were 8% of operating revenues in the second quarter compared to 9% in the prior year. The increase in expense is primarily seen within Independent Wealth Management, Financial Ag & Energy, and Exchange-Traded Futures & Options as a result of higher revenues.
Interest expense: Interest expense decreased $8.4 million, or 22%, to $30.0 million in the second quarter compared to $38.4 million in the prior year.
During the second quarter and the prior year, interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $27.8 million and

$35.2 million, respectively. During the second quarter, interest expense directly attributable to trading activities conducted as an institutional dealer in fixed income securities was $12.7 million compared to $17.5 million in the prior year. During the second quarter, interest expense directly attributable to securities lending activities were $7.5 million compared to $9.8 million in the prior year. During the second quarter, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $7.6 million compared to $7.9 million, resulting primarily from the decrease in short-term interest rates.
During the second quarter and the prior year, interest expense related to corporate funding purposes was $2.2 million and $3.2 million, respectively, due to lower current short term interest rates.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 19% to $110.1 million in the current six months ended compared to $92.8 million in the prior year, and were 17% of operating revenues in the current six months ended compared to 17% in the prior year. The increase in expense is primarily resulting from higher volumes within Exchange-Traded Futures & Options and higher exchange fees, partially offset by lower ADR conversion fees, within Equity Capital Markets. Additionally, higher volumes within Financial Ag & Energy and LME Metal resulted in higher expenses.
Introducing broker commissions: Introducing broker commissions decreased 3% to $55.8 million in the current six months ended compared to $57.4 million in the prior year, and were 9% of operating revenues in the current six months ended compared to 11% in the prior year. The decrease in the percentage of introducing broker commissions as a percentage of operating revenues is primarily a result of the overall growth in operating revenues that do not have related introducing broker payouts. The decrease in expense is primarily due to decreased activity in Exchange-Traded Futures & Options, partially offset by expense increases in Independent Wealth Management and Financial Ag & Energy as a result of higher revenues.
Interest expense: Interest expense decreased $7.6 million, or 11%, to $63.8 million in the current six months ended compared to $71.4 million in the prior year.
During the current six months ended and the prior year, interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $58.9 million and $65.4 million, respectively. During the current six months ended, interest expense directly attributable to trading activities conducted as an institutional dealer in fixed income securities was $28.4 million compared to $34.8 million in the prior year. During the current six months ended, interest expense directly attributable to securities lending activities were $16.3 million compared to $14.5 million in the prior year. During the current six months ended, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $14.2 million compared to $16.1 million, resulting primarily from the decrease in short-term interest rates along with lower average borrowings outstanding on our physical commodities financing facilities.
During the current six months ended and the prior year, interest expense related to corporate funding purposes was $4.9 million and $6.0 million, respectively, due to lower current short term interest rates.
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net operating revenues increased 47% to $243.4 million in the second quarter compared to $165.2 million in the prior year.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Net operating revenues increased 32% to $413.9 million in the current six months ended compared to $314.2 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$82.6	61%	$51.4	$137.2	38%	$99.1
Fixed compensation and benefits	54.1	16%	46.5	103.5	18%	87.9
	136.7	40%	97.9	240.7	29%	187.0
Other expenses:
Trading systems and market information	11.2	18%	9.5	21.6	16%	18.7
Occupancy and equipment rental	4.9	(2)%	5.0	9.9	5%	9.4
Professional fees	4.7	(6)%	5.0	10.7	4%	10.3
Travel and business development	3.2	(20)%	4.0	7.7	(1)%	7.8
Non-trading technology and support	5.9	18%	5.0	11.9	29%	9.2
Depreciation and amortization	4.2	31%	3.2	8.1	33%	6.1
Communications	1.5	(25)%	2.0	3.1	(6)%	3.3
Bad debts	4.4	529%	0.7	4.4	340%	1.0
Recovery of bad debt on physical coal	—	n/m	—	—	n/m	(2.4)
Other	10.6	43%	7.4	18.1	30%	13.9
	50.6	21%	41.8	95.5	24%	77.3
Total compensation and other expenses	$187.3	34%	$139.7	$336.2	27%	$264.3
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Compensation and Other Expenses: Compensation and other expenses increased $47.6 million, or 34%, to $187.3 million in the second quarter compared to $139.7 million in the prior year. Compensation and other expenses related to acquisitions closed and new business initiatives began since March 2019 added $5.1 million in the second quarter.
Compensation and Benefits: Total compensation and benefits expense increased $38.8 million, or 40% to $136.7 million in the second quarter compared to $97.9 million in the prior year. Total compensation and benefits were 37% of operating revenues in the second quarter compared to 36% in the prior year. The variable portion of compensation and benefits increased by $31.2 million, or 61%, to $82.6 million in the second quarter compared to $51.4 million in the prior year. Variable compensation and benefits were 34% of net operating revenues in the second quarter compared to 31% in the prior year. The primary driver of the increase in variable compensation is the increased front office variable incentive of $27.7 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $3.5 million to $11.0 million in the second quarter compared to $7.5 million in the prior year.
The fixed portion of compensation and benefits increased $7.6 million, or 16% to $54.1 million in the second quarter compared to $46.5 million in the prior year. Non-variable salaries increased $5.8 million, or 18%, primarily due to our recent acquisitions and new business initiatives, which added $1.3 million in the second quarter. Employee benefits, excluding share-based compensation, increased $1.6 million in the second quarter, primarily related to higher payroll, healthcare and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.4 million in the second quarter compared to $1.9 million in the prior year. The number of employees increased 3% to 2,151 at the end of the second quarter compared to 2,091 at the beginning of the second quarter. The number of employees at the end of the prior year period was 1,851.
Other Expenses: Other non-compensation expenses increased $8.8 million, or 21% to $50.6 million in the second quarter compared to $41.8 million in the prior year. Other non-compensation expenses related to acquisitions closed and new business initiatives began after March 2019 added $1.8 million in the second quarter.
Trading systems and market information increased $1.7 million, of which $0.7 million was related to incremental costs from recent acquisitions and new business initiatives. Professional fees decreased $0.3 million, primarily related to insurance reimbursement for certain legal defense, partially offset by higher legal fees associated with ongoing merger and acquisition activity. Non-trading technology and support increased $0.9 million, primarily due to higher external data center services and non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems. Depreciation and amortization increased $1.0 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expense increased primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.

Bad debts increased $3.7 million over the prior year. During the second quarter, bad debts were $4.4 million, primarily related to $3.9 million of OTC client account deficits in the Commercial Hedging segment, $0.3 million of client deficits in the Clearing & Execution Services segment and $0.2 million in uncollected receivables in the Physical Commodities segment. During the prior year, bad debt expense was $0.7 million and primarily related to customer deficits in Financial Ag & Energy.
Provision for Taxes: The effective income tax rate was 30% in the second quarter compared to 24% in the prior year. For the three months ended March 31, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. Income earned in the U.S. and in foreign jurisdictions increased significantly in the three months ended March 31, 2020 compared both to the prior quarter and the prior year. The effective tax rate increased 0.6% due to state and local taxes on higher U.S. income compared to the prior quarter. Non-deductible compensation due to Sec. 162(m) limitations increased the effective tax rate by 0.4% as compared to the prior quarter. The amount of foreign earnings taxed at higher tax rates increased by 0.7% from the prior quarter.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Compensation and Other Expenses: Compensation and other expenses increased $71.9 million, or 27%, to $336.2 million in the current six months ended compared to $264.3 million in the prior year. Compensation and other expenses related to acquisitions closed and new business initiatives began after September 2018 added $18.4 million in the current six months ended.
Compensation and Benefits: Total compensation and benefits expense increased $53.7 million, or 29% to $240.7 million in the current six months ended compared to $187.0 million in the prior year. Total compensation and benefits were 37% of operating revenues in the current six months ended compared to 35% in the prior year. The variable portion of compensation and benefits increased $38.1 million, or 38%, to $137.2 million in the current six months ended compared to $99.1 million in the prior year. Variable compensation and benefits were 33% of net operating revenues in the current six months ended compared to 32% in the prior year. The primary driver of the increase in variable compensation is the increased front office variable incentive compensation of $33.4 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $4.7 million to $18.7 million in the current six months ended compared to $14.0 million in the prior year, primarily due to increased headcount and company performance.
The fixed portion of compensation and benefits increased $15.6 million, or 18% to $103.5 million in the current six months ended compared to $87.9 million in the prior year. Non-variable salaries increased $12.3 million, or 20%, primarily due to our recent acquisitions and new business initiatives, which added $5.5 million in the current six months ended. Employee benefits, excluding share-based compensation, increased $3.2 million in the current six months ended, primarily related to higher payroll, health care and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $5.0 million in the current six months ended compared to $3.8 million in the prior year. The number of employees was 2,151 at the end of the current six months ended compared to 2,012 at the end of the prior year.
Other Expenses: Other non-compensation expenses increased $18.2 million, or 24% to $95.5 million in the current six months ended compared to $77.3 million in the prior year. Other non-compensation expenses related to acquisitions closed and new business initiatives began after September 2018 added $5.1 million in the current six months ended.
Trading systems and market information costs increased $2.9 million, of which $2.5 million was related to incremental costs from recent acquisitions and new business initiatives. Professional fees increased $0.4 million, primarily related to higher legal fees from ongoing merger and acquisition activity, partially offset by insurance reimbursement for certain legal defenses. Non-trading technology and support increased $2.7 million, primarily due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems, higher costs from external data center services, and incremental costs due to acquisitions and new business initiatives during the current six months ended. Depreciation and amortization increased primarily due to higher depreciation expense of leaseholds and IT equipment, and higher amortization expense of intangible assets recorded as part of the acquisitions completed during the current six months ended. Other expense increased primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.
Excluding the bad debt on physical coal discussed below, bad debts increased $3.4 million year-over-year. During the current six months ended, bad debts were $4.4 million, primarily related to $3.9 million of OTC client account deficits in the Commercial Hedging segment, $0.3 million of client deficits in the Clearing & Execution Services segment and $0.2 million in uncollected receivables in the Physical Commodities segment. During the prior year, bad debts were $1.0 million, primarily related to client deficit accounts in the Commercial Hedging and Clearing & Execution Services segments.
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
Other Gain: The prior year includes a bargain purchase gain of $5.4 million related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC).
Provision for Taxes: The effective income tax rate was 29% in the current six months ended compared to 25% in the prior year. For the six months ended March 31, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.2% and 1.3% for the six months ended March 31, 2020 and 2019, respectively. The amount of foreign earnings taxed at higher tax rates increased the effective tax rate approximately 3.3% and 0.5% for the six months ended March 31, 2020 and 2019.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$9.9	55%	$6.4	$16.3	36%	$12.0
Fixed compensation and benefits	21.4	16%	18.5	41.7	17%	35.6
	31.3	26%	24.9	58.0	22%	47.6
Other expenses:
Trading systems and market information	0.7	133%	0.3	1.2	71%	0.7
Occupancy and equipment rental	4.9	—%	4.9	9.9	6%	9.3
Professional fees	3.9	11%	3.5	7.9	16%	6.8
Travel and business development	0.6	(40)%	1.0	2.0	(5)%	2.1
Non-trading technology and support	4.7	21%	3.9	9.4	36%	6.9
Depreciation and amortization	3.8	46%	2.6	7.7	57%	4.9
Communications	1.3	(35)%	2.0	2.7	(16)%	3.2
Other	6.5	44%	4.5	10.4	28%	8.1
	26.4	16%	22.7	51.2	22%	42.0
Total compensation and other expenses	$57.7	21%	$47.6	$109.2	22%	$89.6
Total unallocated costs and other expenses increased $10.1 million to $57.7 million in the second quarter compared to $47.6 million in the prior year. Compensation and benefits increased $6.4 million, or 26%, to $31.3 million in the second quarter compared to $24.9 million in the prior year. The increase in fixed compensation and benefits is primarily related to a 23% increase in headcount across several administrative departments, including IT, compliance and accounting. The increase in variable compensation and benefits is primarily due to improved overall company performance.
Other non-compensation expenses increased $3.7 million, or 16%, to $26.4 million in the second quarter compared to $22.7 million in the prior year. Other expense increased primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Total unallocated costs and other expenses increased $19.6 million to $109.2 million in the current six months ended compared to $89.6 million in the prior year. Compensation and benefits increased $10.4 million, or 22% to $58.0 million in the current six months ended compared to $47.6 million in the prior year. During the current six months ended, the increase in fixed compensation and benefits is primarily related to a 23% increase in headcount across several administrative departments, including IT, compliance and accounting. The increase in variable compensation and benefits is primarily due to improved overall company performance.
Other non-compensation expenses increased $9.2 million, or 22%, to $51.2 million in the second quarter compared to $42.0 million in the prior year. Non-trading technology and support increased due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems and higher costs from external data center services. Other expense increased primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.

Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Variable compensation and benefits	$82.6	29%	$51.4	25%	$137.2	27%	$99.1	24%
Transaction-based clearing expenses	63.8	23%	42.7	21%	110.1	22%	92.8	22%
Introducing broker commissions	29.6	11%	24.8	11%	55.8	11%	57.4	14%
Total variable expenses	176.0	63%	118.9	57%	303.1	60%	249.3	60%
Fixed compensation and benefits	54.1	19%	46.5	22%	103.5	21%	87.9	21%
Other fixed expenses	46.2	16%	41.1	21%	91.1	18%	78.7	20%
Bad debts	4.4	2%	0.7	—%	4.4	1%	1.0	—%
Recovery of bad debt on physical coal	—	—%	—	—%	—	—%	(2.4)	(1)%
Total non-variable expenses	104.7	37%	88.3	43%	199.0	40%	165.2	40%
Total non-interest expenses	$280.7	100%	$207.2	100%	$502.1	100%	$414.5	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2020 and 2019, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 63% in the second quarter compared to 57% in the prior year. As a percentage of total non-interest expenses, variable expenses were 60% in the current six months ended as well as in the prior year.
During the second quarter, non-variable expenses, excluding bad debts, increased $12.7 million, or 14%, period-over-period, of which $3.5 million of the increase relates to acquisitions closed and new business initiatives began after March 2019. During the current six months ended, non-variable expenses, excluding bad debts and the recovery of bad debt on physical coal, increased $28.0 million, or 17%, period-over-period, of which $12.0 million of the increase relates to acquisitions closed and new business initiatives began after September 2018. We view these acquisitions and expansion efforts as long-term strategic decisions, and they provided incremental pre-tax income for the current quarter and current six months ended.
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2020	% of Operating Revenues	2019	% of Operating Revenues	2020	% of Operating Revenues	2019	% of Operating Revenues
Revenues:
Sales of physical commodities	$20,016.9		$6,929.5		$30,994.9		$13,225.3
Principal gains, net	167.9		110.8		279.6		204.5
Commission and clearing fees	117.0		85.5		204.5		185.2
Consulting, management, and account fees	22.1		18.3		42.9		37.0
Interest income	45.1		51.0		93.5		98.6
Total revenues	20,369.0		7,195.1		31,615.4		13,750.6
Cost of sales of physical commodities	19,999.5		6,921.1		30,967.7		13,208.6
Operating revenues	369.5	100%	274.0	100%	647.7	100%	542.0	100%
Transaction-based clearing expenses	63.5	17%	42.5	16%	109.5	17%	92.4	17%
Introducing broker commissions	29.6	8%	24.8	9%	55.8	9%	57.4	11%
Interest expense	29.5	8%	37.0	14%	62.3	10%	68.8	13%
Net operating revenues	246.9		169.7		420.1		323.4
Variable direct compensation and benefits	72.0	19%	44.4	16%	119.4	18%	85.8	16%
Net contribution	174.9		125.3		300.7		237.6
Fixed compensation and benefits	28.4		24.1		53.4		44.8
Other fixed expenses	24.8		23.3		49.8		45.5
Bad debts	4.4		0.7		4.4		1.0
Recovery of bad debt on physical coal	—		—		—		(2.4)
Total non-variable direct expenses	57.6	16%	48.1	18%	107.6	17%	88.9	16%
Segment income	$117.3		$77.2		$193.1		$148.7
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net contribution for all of our business segments increased 40% to $174.9 million in the second quarter compared to $125.3 million in the prior year. Segment income increased modestly to $117.3 million in the second quarter compared to $77.2 million in the prior year.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Net contribution for all of our business segments increased 27% to $300.7 million in the current six months ended compared to $237.6 million in the prior year. Segment income increased 30% to $193.1 million in the current six months ended compared to $148.7 million in the prior year.

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
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	59.2	43%	41.5	90.8	46%	62.1
Commission and clearing fees	33.3	19%	28.0	61.3	10%	55.5
Consulting, management, and account fees	4.2	11%	3.8	8.5	9%	7.8
Interest income	5.0	(32)%	7.3	10.8	(28)%	15.0
Total revenues	101.7	26%	80.6	171.4	22%	140.4
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	101.7	26%	80.6	171.4	22%	140.4
Transaction-based clearing expenses	10.7	23%	8.7	19.7	11%	17.8
Introducing broker commissions	6.4	12%	5.7	12.3	15%	10.7
Interest expense	0.4	—%	0.4	0.8	—%	0.8
Net operating revenues	84.2	28%	65.8	138.6	25%	111.1
Variable compensation and benefits	25.1	52%	16.5	40.7	30%	31.2
Net contribution	59.1	20%	49.3	97.9	23%	79.9
Fixed compensation and benefits	9.3	8%	8.6	17.4	4%	16.7
Other fixed expenses	10.1	3%	9.8	19.3	2%	18.9
Bad debts	3.9	457%	0.7	3.9	388%	0.8
Total non-variable direct expenses	23.3	22%	19.1	40.6	12%	36.4
Segment income	$35.8	19%	$30.2	$57.3	32%	$43.5
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Transactional revenues (in millions):
Agricultural	$24.0	25%	$19.2	$43.3	17%	$37.1
Energy and renewable fuels	2.5	25%	2.0	4.5	13%	4.0
LME metals	18.8	25%	15.1	31.6	15%	27.5
Other	2.3	(12)%	2.6	4.5	(24)%	5.9
	$47.6	22%	$38.9	$83.9	13%	$74.5
Selected data:
Futures and options (contracts, 000’s)	8,709.9	37%	6,363.8	15,818.8	21%	13,090.6
Average rate per contract	$5.39	(10)%	$5.99	$5.22	(6)%	$5.58
Average client equity - futures and options (millions)	$943.6	3%	$918.3	$923.7	(4)%	$960.9

	OTC
	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Transactional revenues (in millions):
Agricultural	$19.8	13%	$17.5	$38.2	16%	$32.9
Energy and renewable fuels	22.0	358%	4.8	25.8	177%	9.3
Other	3.1	(64)%	8.5	4.2	367%	0.9
	$44.9	46%	$30.8	$68.2	58%	$43.1
Selected data:
Volume (contracts, 000’s)	609.5	59%	383.5	1,098.5	39%	792.8
Average rate per contract	$72.45	(8)%	$78.49	$60.69	16%	$52.35
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues increased 26% to a record $101.7 million in the second quarter compared to $80.6 million in the prior year. Exchange-traded revenues increased 22%, to $47.6 million in the second quarter, primarily driven by strong performance in domestic and Latin American markets as well as expansion efforts in Europe and Canada. Overall exchange-traded contract volumes increased 37% versus the prior year, however the average rate per contract declined 10% to $5.39.
OTC revenues increased 46%, to $44.9 million in the second quarter, compared to $30.8 million in the prior year. OTC volumes increased 59% in the second quarter compared to the prior year. Agricultural OTC revenues increased 13% versus the prior year, driven by increased volumes in grain, soft commodity and dairy markets. Energy and renewable fuels OTC revenues increased 358% to $22.0 million in the second quarter driven by high volatility caused by economic concerns over the COVID-19 pandemic. OTC revenues noted in the ‘Other’ category above, were positively effected in the prior year period by the partial reversal of marked-to-market declines, related to longer tenor positions, recorded in the first fiscal quarter of 2019, which were directionally hedged but suffered from declines in value during periods of lower market activity at the end of that calendar year.
Consulting, management, and account fees increased 11% compared to the prior year to $4.2 million in the second quarter. Interest income, decreased 32%, to $5.0 million compared to $7.3 million in the prior year. The decline in interest income was driven by lower short-term interest rates as a result of the Federal Open Market Committee (“FOMC”) actions to reduce short term interest rates in the first and second quarters of fiscal 2020. These interest rate cuts were partially offset by a 3% increase in average equity for exchange-traded futures and options clients versus the prior year to $943.6 million in the second quarter.
Segment income increased 19% to $35.8 million in the second quarter compared to $30.2 million in the prior year, primarily as a result of the $21.1 million increase in operating revenues. The increase in operating revenues were partially offset by a $0.7 million increase in fixed compensation and benefits as well as a $3.2 million increase in bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 41% compared to 38% in the prior year, primarily as the result of the effect of the marked-to-market adjustment noted above in OTC revenues on variable compensation ratios in the prior year period.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues increased 22% to $171.4 million in the current six months ended compared to $140.4 million in the prior year. Exchange-traded revenues increased 13% to $83.9 million in the current six months ended driven by increases in agricultural commodities as well as in LME metals which were partially offset by declines in activity from certain omnibus relationships in the Far East, which are reflected in the ‘Other’ category above. Overall exchange-traded contract volume increased 21%, while the average rate per contract decreased 6% to $5.22.
OTC revenues increased 58%, to $68.2 million in the current six months ended driven by a 39% increase in OTC volumes as well as a 16% increase in the average rate per contract compared to the prior year. The increase in OTC revenues was primarily driven by a $16.5 million increase in energy and renewable fuels revenues as a result of high volatility caused by economic concerns over the COVID-19 pandemic. In addition, agricultural OTC revenues increased 16% as of result of increased activity in Latin American grain markets as well as improved rate per contract realized in global dairy markets. OTC revenues noted in the ‘Other’ category above, were negatively affected in the prior year period by the marked-to-market declines, related to longer tenor positions, which were directionally hedged but suffered from declines in value during periods of lower market activity at the end of that calendar year.
Consulting, management and account fees increased 9% to $8.5 million in the current six months ended compared to $7.8 million in the prior year while interest income declined 28%, to $10.8 million, in the current six months ended compared to $15.0 million in the prior year. The decline in interest income was driven by lower short-term interest rates as a result of FOMC actions to reduce short term interest rates in the first and second quarters of fiscal 2020 as well as a 4% decline in average client equity to $923.7 million.
Segment income increased 32% to $57.3 million in the current six months ended compared to $43.5 million in the prior year, driven by the growth in operating revenues which was partially offset by a $3.1 million increase in bad debt expense. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 42% in the current six months ended as compared to 43% in the prior year.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	27.9	7%	26.1	57.5	6%	54.2
Commission and clearing fees	1.0	11%	0.9	2.0	11%	1.8
Consulting, management, account fees	0.5	25%	0.4	1.3	30%	1.0
Interest income	—	—	—	—	(100)%	0.1
Total revenues	29.4	7%	27.4	60.8	6%	57.1
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	29.4	7%	27.4	60.8	6%	57.1
Transaction-based clearing expenses	1.3	—%	1.3	2.7	17%	2.3
Introducing broker commissions	0.1	(50)%	0.2	0.3	(25)%	0.4
Interest expense	—	(100)%	0.1	—	(100)%	0.2
Net operating revenues	28.0	9%	25.8	57.8	7%	54.2
Variable compensation and benefits	5.4	13%	4.8	11.4	13%	10.1
Net contribution	22.6	8%	21.0	46.4	5%	44.1
Fixed compensation and benefits	3.0	25%	2.4	5.6	24%	4.5
Other fixed expenses	2.4	(14)%	2.8	4.7	(10)%	5.2
Bad debts	—	—	—	—	—	—
Total non-variable direct expenses	5.4	4%	5.2	10.3	6%	9.7
Segment income	$17.2	9%	$15.8	$36.1	5%	$34.4
Selected data:
Global Payments (# of payments, 000’s)	203.9	25%	162.8	398.1	21%	329.4
Average revenue per payment	$141.74	(15)%	$165.85	$149.46	(12)%	$170.01

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues increased 7% to a record $29.4 million in the second quarter compared to $27.4 million in the prior year, driven by 25% growth in the volume of payments made, which was partially offset by a 15% decline in the average revenue per payment compared to the prior year. The decline in the average revenue per payment was primarily driven by decline in the number of capital market transactions from our international banking clients.
Segment income increased 9% to $17.2 million in the second quarter compared to $15.8 million in the prior year. This increase primarily resulted from higher operating revenues, partially offset by an increase in fixed compensation and benefits compared to the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the second quarter as well as in the prior year.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues increased 6% to $60.8 million in the current six months ended compared to $57.1 million in the prior year, driven by 21% growth in the volume of payments made and a 12% decline in the average revenue per payment compared to the prior year. The decline in the average revenue per payment was primarily driven by decline in the number of capital market transactions from our international banking clients.
Segment income increased 5% to $36.1 million in the current six months ended compared to $34.4 million in the prior year. This increase primarily resulted from higher operating revenues, partially offset by a $0.6 million increase in non-variable direct expenses versus the prior year period. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 24% in the current six months ended compared to 22% in the prior year, primarily as a result of an increase in variable compensation.
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

The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	70.1	126%	31.0	109.4	66%	66.0
Commission and clearing fees	16.0	98%	8.1	24.7	73%	14.3
Consulting, management, and account fees	2.1	11%	1.9	3.8	12%	3.4
Interest income	29.7	(6)%	31.6	61.1	6%	57.9
Total revenues	117.9	62%	72.6	199.0	41%	141.6
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	117.9	62%	72.6	199.0	41%	141.6
Transaction-based clearing expenses	16.5	50%	11.0	27.8	15%	24.2
Introducing broker commissions	0.5	—%	0.5	0.9	29%	0.7
Interest expense	22.8	(22)%	29.1	49.1	(7)%	52.6
Net operating revenues	78.1	144%	32.0	121.2	89%	64.1
Variable compensation and benefits	27.6	132%	11.9	43.3	95%	22.2
Net contribution	50.5	151%	20.1	77.9	86%	41.9
Fixed compensation and benefits	7.7	51%	5.1	14.3	70%	8.4
Other fixed expenses	4.4	38%	3.2	8.5	49%	5.7
Bad debts	—	—	—	—	—%	—
Total non-variable direct expenses	12.1	46%	8.3	22.8	62%	14.1
Segment income	$38.4	225%	$11.8	$55.1	98%	$27.8
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Operating revenues by product line (in millions):
Equity Capital Markets	$67.1	83%	$36.7	$103.5	39%	$74.4
Debt Capital Markets	48.7	42%	34.3	91.9	45%	63.4
Asset Management	2.1	31%	1.6	3.6	(5)%	3.8
	$117.9	62%	$72.6	$199.0	41%	$141.6
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$86,953.2	134%	$37,238.8	$126,884.2	58%	$80,547.5
Equity Capital Markets revenue per $1,000 traded	$0.66	(6)%	$0.70	$0.66	(10)%	$0.73
Debt Capital Markets (principal dollar volume, millions)	$51,612.0	(11)%	$58,230.1	$91,815.7	(23)%	$118,907.3
Debt Capital Markets revenue per $1,000 traded	$0.94	59%	$0.59	$1.00	89%	$0.53
Average assets under management in Argentina (millions)	$331.3	(5)%	$347.3	$306.5	(3)%	$315.0
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues increased 62% to a record $117.9 million in the second quarter compared to $72.6 million in the prior year.
Operating revenues in Equity Capital Markets increased 83% in the second quarter compared to the prior year period as the gross dollar volume traded increased 134% which was partially offset by a 6% decline in the average revenue per $1,000 traded as compared to the prior year period. The strong volume growth was primarily related to increased customer flow to our equity market making desk as a result of periods of high volatility in the global equities markets as a result of economic concerns related to the COVID-19 pandemic. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 42% in the second quarter compared to the prior year, as a 11% decline in principal dollar volume was more than offset by a 59% increase in the revenue per $1,000 traded. The significant increase in the revenue per $1,000 traded was the result of a widening of spreads, particularly in March 2020, due to the global pandemic. While the U.S. Federal Reserve intervened with unprecedented monetary policy and emergency stimulus measures, fixed income markets remained highly volatile through the end of the second quarter.

Operating revenues in Asset Management increased 31% in the second quarter compared to the prior year as average assets under management in Argentina declined modestly in the second quarter to $331.3 million compared to $347.3 million in the prior year.
Segment income increased 225% to $38.4 million in the second quarter compared to $11.8 million in the prior year. Segment income in our Equity Capital Markets business increased $17.0 million to $22.0 million, as a result of the significant increase in operating revenues which was partially offset by a $2.2 million increase in non-variable direct expenses, primarily associated with the continued build out of several recent initiatives including equity prime brokerage. Segment income in our Debt Capital Markets business increased $9.6 million to $15.4 million, primarily driven by the increase in operating revenues noted above. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 38% in the second quarter as compared to 32% in the prior year. This increase in variable expenses, was primarily driven by an increase in variable compensation resulting from the significant increase in operating revenues.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues increased 41% to $199.0 million in the current six months ended compared to $141.6 million in the prior year.
Operating revenues in Equity Capital Markets increased 39% in the current six months ended compared to the prior year. This increase was driven by a 58% increase in the gross dollar volume traded, most notably in the second quarter of fiscal 2020 driven by periods of high volatility in the global equity markets as a result of economic concerns related to the COVID-19 pandemic. In addition, the increase in Equity Capital Market operating revenues were driven by a $3.9 million increase in revenues from our conduit securities lending activities. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 45% in the current six months ended compared to the prior year, despite a 23% decline in the principal dollar volume traded, as the revenue per $1,000 traded increased 89% in the current six months ended compared to the prior year. Asset Management operating revenues decreased 5% in the current six months ended compared to the prior year as average assets under management in Argentina decreased 3% to $306.5 million in the current six months ended compared to $315.0 million in the prior year.
Segment income increased 98% to $55.1 million in the current six months ended compared to $27.8 million in the prior year, primarily as a result of the increase in operating revenues noted above, which was tempered by higher variable compensation expense as a percentage of operating revenues due to strong performance in the current six months ended, as well as an $8.7 million increase in non-variable direct expenses, primarily associated with the continued build out of several recent acquisitions and initiatives, including equity prime brokerage. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 36% in the current six months ended compared to 33% in the prior year, primarily as the result of a higher variable compensation, which was partially offset by a decrease in transaction-based clearing expenses.
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

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$20,016.9	189%	$6,929.5	$30,994.9	134%	$13,225.3
Principal gains, net	2.4	(70)%	8.0	9.2	(13)%	10.6
Commission and clearing fees	(0.1)	n/m	—	—	n/m	0.1
Consulting, management, and account fees	0.8	33%	0.6	1.2	9%	1.1
Interest income	3.5	25%	2.8	6.5	16%	5.6
Total revenues	20,023.5	188%	6,940.9	31,011.8	134%	13,242.7
Cost of sales of physical commodities	19,999.5	189%	6,921.1	30,967.7	134%	13,208.6
Operating revenues	24.0	21%	19.8	44.1	29%	34.1
Transaction-based clearing expenses	0.4	33%	0.3	1.0	100%	0.5
Introducing broker commissions	0.3	200%	0.1	0.5	400%	0.1
Interest expense	3.8	(12)%	4.3	7.2	(10)%	8.0
Net operating revenues	19.5	29%	15.1	35.4	39%	25.5
Variable compensation and benefits	5.7	58%	3.6	10.3	49%	6.9
Net contribution	13.8	20%	11.5	25.1	35%	18.6
Fixed compensation and benefits	2.4	4%	2.3	4.6	2%	4.5
Other fixed expenses	1.6	14%	1.4	3.1	15%	2.7
Bad debts	0.2	n/m	—	0.2	100%	0.1
Recovery of bad debt on physical coal	—	n/m	—	—	n/m	(2.4)
Total non-variable direct expenses	4.2	14%	3.7	7.9	61%	4.9
Segment income	$9.6	23%	$7.8	$17.2	26%	$13.7
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Total revenues	$19,699.5	195%	$6,670.9	$30,361.3	140%	$12,631.8
Cost of sales of physical commodities	19,684.8	196%	6,659.0	30,334.2	141%	12,612.2
Operating revenues	$14.7	24%	$11.9	$27.1	38%	$19.6
Selected data:
Gold equivalent ounces traded (000’s)	121,618.2	56%	77,721.1	228,833.7	32%	172,940.7
Average revenue per ounce traded	$0.12	(20)%	$0.15	$0.12	9%	$0.11

	Physical Ag & Energy
	Three Months Ended March 31,			Six Months Ended March 31,
	2020	% Change	2019	2020	% Change	2019
Total revenues	$324.0	20%	$270.0	$650.5	6%	$610.9
Cost of sales of physical commodities	314.7	20%	262.1	633.5	6%	596.4
Operating revenues	$9.3	18%	$7.9	$17.0	17%	$14.5
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues for Physical Commodities increased 21% to $24.0 million in the second quarter compared to $19.8 million in the prior year.
Precious Metals operating revenues increased 24% to $14.7 million in the second quarter compared to $11.9 million in the prior year, driven by strong performance in Asian markets as well as in CoinInvest GmbH and European Precious Metal Trading GmbH which we acquired in the third quarter of fiscal 2019. The number of gold equivalent ounces traded increased 56% versus the prior year and the average revenue per ounce traded declined 20% compared to the prior year. The growth in operating revenues was driven by a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy. This operating revenue growth was partially offset by marked-to-market declines related to the dislocation between prices for Comex listed gold futures and over-the-counter precious metals contracts related to the shutdown of global refiners and flight cancellations due to COVID-19.

Operating revenues in Physical Ag & Energy increased 18% to $9.3 million in the second quarter compared to the prior year. The increase in operating revenues is largely due to increased activity with customers in biodiesel feedstock markets which was partially offset by lower activity in our commodity financing programs.
Segment income increased 23% to $9.6 million in the second quarter compared to $7.8 million in the prior year, primarily as a result of the increases in operating revenues noted above.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues for Physical Commodities increased 29% to $44.1 million in the current six months ended compared to $34.1 million in the prior year.
Precious Metals operating revenues increased 38% to $27.1 million in the current six months ended compared to $19.6 million in the prior year. The number of gold equivalent ounces traded increased 32% as compared to the prior year period, while the average revenue per ounce traded increased 9% in the current six months ended as compared to the prior year. The growth in operating revenues was driven by the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH in the third quarter of fiscal 2019 as well as a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy.
Operating revenues in Physical Ag & Energy increased 17% to $17.0 million in the current six months ended compared to $14.5 million in the prior year. The increase in operating revenues is largely due to increased activity with customers in biodiesel feedstock markets.
Segment income increased 26% to $17.2 million in the current six months ended compared to $13.7 million in the prior year driven by the increase in operating revenues. The prior year period included a $2.4 million recovery on the bad debt on physical coal.
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
As of March 31, 2020, our U.S. FCM held $2.5 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with approximately $15.0 billion in assets under management or administration as of March 31, 2020.
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
Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude, and middle distillates markets with well-known commercial and institutional clients throughout EMEA.

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	8.3	98%	4.2	12.7	9%	11.6
Commission and clearing fees	66.8	38%	48.5	116.5	3%	113.5
Consulting, management, and account fees	14.5	25%	11.6	28.1	19%	23.7
Interest income	6.9	(26)%	9.3	15.1	(25)%	20.0
Total revenues	96.5	31%	73.6	172.4	2%	168.8
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	96.5	31%	73.6	172.4	2%	168.8
Transaction-based clearing expenses	34.6	63%	21.2	58.3	22%	47.6
Introducing broker commissions	22.3	22%	18.3	41.8	(8)%	45.5
Interest expense	2.5	(19)%	3.1	5.2	(28)%	7.2
Net operating revenues	37.1	20%	31.0	67.1	(2)%	68.5
Variable compensation and benefits	8.2	8%	7.6	13.7	(11)%	15.4
Net contribution	28.9	24%	23.4	53.4	1%	53.1
Fixed compensation and benefits	6.0	5%	5.7	11.5	7%	10.7
Other fixed expenses	6.3	3%	6.1	14.2	9%	13.0
Bad debts	0.3	n/m	—	0.3	200%	0.1
Total non-variable direct expenses	12.6	7%	11.8	26.0	9%	23.8
Segment income	$16.3	41%	$11.6	$27.4	(6)%	$29.3
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	% Change	2019	2020	% Change	2019
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$50.6	43%	$35.3	$88.5	3%	$85.7
FX Prime Brokerage	9.2	92%	4.8	14.2	15%	12.3
Correspondent Clearing	8.0	(5)%	8.4	16.4	(2)%	16.7
Independent Wealth Management	23.2	30%	17.9	43.4	14%	38.1
Derivative Voice Brokerage	5.5	(24)%	7.2	9.9	(38)%	16.0
Operating revenues	$96.5	31%	$73.6	$172.4	2%	$168.8
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	38,901.5	71%	22,696.5	65,853.1	23%	53,496.8
Exchange-traded - futures and options average rate per contract	$1.13	(5)%	$1.19	$1.12	(11)%	$1.26
Average client equity - futures and options (millions)	$1,501.2	47%	$1,018.3	$1,427.3	22%	$1,173.7
FX Prime Brokerage volume (U.S. notional, millions)	$129,998.7	62%	$80,435.6	$204,350.3	20%	$170,380.3
Average money market / FDIC sweep client balances (millions)	$956.9	24%	$772.5	$969.2	26%	$772.1
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating revenues increased 31% to $96.5 million in the second quarter compared to $73.6 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business increased 43% to $50.6 million in the second quarter compared to $35.3 million in the prior year as a result of a 71% increase in exchange-traded volumes and a 5% decline in the average rate per contract compared to the prior year period. The increase in operating revenues in the Exchange-Traded Futures & Options business was driven by increased customer activity due to high market volatility caused by economic concerns over the COVID-19 pandemic and to a lesser extent our acquisition of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited. These increases were partially offset by a $2.0 million decrease in interest income in the

Exchange-Traded Futures & Options business to $4.8 million in the second quarter due to a decline in short-term rates, which was partially offset by a 47% increase in average client equity compared to the prior year to $1.5 billion.
Operating revenues in our FX Prime Brokerage increased 92% compared to the prior year to $9.2 million in the second quarter, as foreign exchange volumes increased 62% in the second quarter compared to the prior year as a result of increased volatility in foreign exchange market due to the effect of COVID-19.
Correspondent Clearing operating revenues decreased 5% compared to the prior year to $8.0 million in the second quarter, while operating revenues in Independent Wealth Management increased 30% to $23.2 million as compared to the prior year. In the Correspondent Clearing business, interest income decreased $0.5 million to $1.7 million in the second quarter due to a decline in short term rates and fee income related to money market/FDIC sweep balances declined $0.6 million to $3.1 million, despite a 24% increase in the average money market/FDIC sweep balances as the result of a decline in short term rates. Operating revenues in Derivative Voice Brokerage declined 24% to $5.5 million in the second quarter compared to the prior year.
Segment income increased to $16.3 million in the second quarter compared to $11.6 million in the prior year, primarily a result of the increase in operating revenues, which was partially offset by a $0.5 million increase in non-variable direct expenses, excluding bad debt. Variable expenses, excluding interest, as a percentage of operating revenues increased to 67% in the second quarter as compared to 64% in the prior year.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Operating revenues were $172.4 million in the current six months ended compared to $168.8 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business increased 3% to $88.5 million in the current six months ended compared to $85.7 million in the prior year. Exchange-traded volumes increased 23% as compared to the prior year period, however the average rate per contract declined 11%. Interest income in the Exchange-Traded Futures & Options business decreased $4.2 million to $10.5 million in the current six months ended as a result of an increase in short-term rates which was partially offset by a 22% increase in average client equity to $1.4 billion.
Operating revenues in our FX Prime Brokerage increased 15% to $14.2 million in the current six months ended compared to $12.3 million in the prior year as a result of a 20% increase in foreign exchange volumes, most notably driven by volatility in foreign exchange markets in the second quarter of 2020 related to the effect of COVID-19. The prior year period includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
Operating revenues in the Correspondent Clearing decreased 2% to $16.4 million in the current six months ended, while Independent Wealth Management operating revenues increased 14% versus the prior year to $43.4 million. In the Correspondent Clearing business, interest income decreased $1.1 million to $3.7 million the second quarter and fee income related to money market/FDIC sweep balances declined $0.3 million to $6.7 million, both of which were primarily driven by a decline in short term interest rates. Operating revenues in the Derivative Voice Brokerage business decreased 38% versus the prior year to $9.9 million in the current six months ended.
Segment income decreased 6% to $27.4 million in the current six months ended compared to $29.3 million in the prior year. The growth in operating revenue was more than offset by a an increase in transaction-based clearing expenses as a percentage of operating revenues due to product mix as well as a $2.0 million increase in non-variable direct expenses, excluding bad debt. Variable expenses, excluding interest, as a percentage of operating revenues were 66% in the current six months ended compared to 64% in the prior year. As noted above, this increase was related to an increase in transaction-based clearing expenses related to product mix.
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
As of March 31, 2020, we had total equity capital of $648.6 million, outstanding loans under revolving credit facilities of $275.0 million, and $184.3 million outstanding on our senior secured term loan, net of deferred financing costs.
A substantial portion of our assets are liquid. As of March 31, 2020, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
In our Physical Commodities business, we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the three months ended March 31, 2020 and 2019 can be found in Note 7 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of March 31, 2020 and September 30, 2019, were $10.9 billion and $9.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of INTL FCStone Financial, INTL FCStone Ltd and INTL FCStone Pte Ltd are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. As of March 31, 2020 and September 30, 2019, the parent-holding company had cash and cash equivalents of $70.5 million and $2.0 million, respectively. The majority of our excess funds are held with high-quality institutions, under highly liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
As of March 31, 2020, we had $393.9 million in undistributed foreign earnings. Repatriation of these amounts is not subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company has repatriated $30.0 million during fiscal 2020 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On February 22, 2019, the Company amended its $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022, and to increase the size of the facility to $350.0 million. During the six months ended March 31, 2020, additional members were added to the syndication further increasing the committed amount to $393.0 million.
As of March 31, 2020, we had four committed bank credit facilities, totaling $766.5 million, of which $454.3 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which includes a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $381.5 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
An unsecured syndicated loan facility, committed until April 2, 2021, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until January 29, 2022, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $260.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until July 14, 2020, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $125.0 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Quarterly Report on Form 10-Q. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of March 31, 2020, we had three uncommitted bank credit facilities with an outstanding balance of $5.0 million. The credit facilities include:

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

Our credit facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2020, we and our subsidiaries are in compliance with all of the financial covenants under our credit facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended March 31, 2020, interest expense directly attributable to trading activities includes $67.5 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $37.6 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2020. Additional information on these net capital and minimum net capital requirements can be found in Note 14 of the Condensed Consolidated Financial Statements.
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
Cash Flows
We include client cash and securities segregated for regulatory purposes in our consolidated cash flow statements.We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,451.3 million as of September 30, 2019 to $3,690.4 million as of March 31, 2020, a net increase of $1,239.1 million. Net cash of $1,170.0 million was provided by operating activities, $12.3 million was used in investing activities and net cash of $84.1 million was provided by financing activities, which included a $21.5 million source of financing cash flows related to the issuance of the senior secured term loan, partially offset by required quarterly principal payments of $4.9 million made during the six months ended March 31, 2020. There was a financing cash inflow related to net borrowings on our revolving lines of credit with maturities of 90 days or less of $111.6 million during the six months ended March 31, 2020, which increased payables to lenders under loans. There was a financing cash outflow related to the repayments on our revolving line of credit with maturities of greater than 90 days which exceeded our borrowings in the amount of $38.5 million, which decreased payables to lenders under loans. Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $2.7 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $4.5 million in capital expenditures for property and equipment during the current six months ended compared to $7.3 million during the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade and non-trade system software as well as the timing on leasehold improvement projects. Investing activities also include $7.8 million in cash payments, net of cash received, for the acquisition of businesses during the current six months ended as well as during the prior year. Further information about business acquisitions is contained in Note 18 to the Condensed Consolidated Financial Statements.
During the six months ended March 31, 2020, we repurchased 200,000 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $7.5 million. During the six months ended March 31, 2019, we had no repurchases of our outstanding common stock.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2020 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2020 and September 30, 2019, at fair value of the related financial instruments, totaling $703.6 million and $714.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2020, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2020. The totals of $703.6 million and $714.8 million include a net liability of $152.8 million and $58.1 million for derivatives, based on their fair value as of March 31, 2020 and September 30, 2019, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2020 and September 30, 2019.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the ways companies recognize credit losses on financial instruments. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which includes several amendments to ASU 2016-13, including amendments to the reporting of expected credit losses. In May 2019, the FASB issued ASU 2019-05, which provides companies with more flexibility in applying the fair value option upon the adoption of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, which included certain amendments to ASU 2016-13, including a change to how companies consider expected recoveries and contractual extensions or renewal options when estimating expected credit losses. We expect to adopt this guidance starting with the first quarter of fiscal year 2021. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company has undertaken a process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. The ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/lending transactions) and certain receivables from clients, broker-dealers, and clearing organizations. The Company is continuing to evaluate the impact that this new guidance will have on our consolidated financial statements.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2020.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
40
45
1
1
3
26
45
30
3
9
2
1
3
4
-$4,000 to - $5,000
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
Greater than $10,000
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of March 31, 2020, $459.3 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2020, we had no outstanding fixed-rate long-term debt.

Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the second quarter of 2020, we identified the following additional risk factor:
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, liquidity or results of operations.
We are closely monitoring the evolving impact of the COVID-19 pandemic on our industry and business in the United States and worldwide, including its effect on our customers, employees, counterparties and other stakeholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business, financial condition, liquidity or results of operations.
While increased volatility is typically a driver of increased customer activity and growth in our operating revenues, periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may effect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that the COVID-19 pandemic results in a global recession or slowdown, extended periods of low short term interest rates and volatility could effect our profitability.
In response to COVID-19, we have shifted to having a majority of our staff work from home, which may cause heightened cybersecurity, information security and operational risks. Any disruption to our ability to deliver services to our clients could result in liability to our customers, regulatory fines, penalties or other sanctions, increased operational costs or harm to our reputation and brand. This, in turn, may have a material adverse effect on our business, financial condition, liquidity or results of operations.
Due to the pandemic, we may be exposed to increased counterparty default risk. Historical risk management tools utilized may be less effective in periods of extreme volatility and market dislocations. In addition, we may be exposed to liquidity and credit risk with respect to our client accounts; if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. We may nonetheless be required to fund positions with counterparties. In that case, we may be required to incur charges. If any of these risks materialize, we may experience adverse consequences to our operating results or ability to conduct our business.

The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity or results of operations will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the length of time government commercial and travel limitations are in place, the effectiveness of our work from home arrangements, the successful execution of plans in connection with our eventual return to our offices, actions taken by governmental authorities in response to the pandemic, as well as other direct and indirect impacts on us, our customers, our vendors and other stakeholders. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
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
Our common stock repurchase program activity for the three months ended March 31, 2020 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2020 to January 31, 2020	—	$—	—	1,390,092
February 1, 2020 to February 29, 2020	26,743	44.92	26,743	1,363,349
March 1, 2020 to March 31, 2020	163,349	36.12	163,349	1,200,000
Total	190,092	$37.36	190,092
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	May 6, 2020	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 6, 2020	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer