Form 10-Q
period 2020-06-30
StoneX Group Inc.
filed 2020-08-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission File Number 000-23554
StoneX Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
155 East 44th Street, Suite 900
New York, NY 10017
(Address of principal executive offices) (Zip Code)
(212) 485-3500
(Registrant’s telephone number, including area code)

INTL FCStone Inc.
(Former name if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	SNEX	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 3, 2020, there were 19,368,297 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$465.2	$471.3
Restricted cash held in escrow	350.0	—
Cash, securities and other assets segregated under federal and other regulations (including $9.8 and $306.0 at fair value at June 30, 2020 and September 30, 2019, respectively)	1,145.2	1,049.9
Collateralized transactions:
Securities purchased under agreements to resell	1,757.3	1,424.5
Securities borrowed	1,467.4	1,423.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1261.6 and $626.9 at fair value at June 30, 2020 and September 30, 2019, respectively)	3,396.7	2,540.5
Receivable from clients, net	408.8	422.3
Notes receivable, net	4.7	2.9
Income taxes receivable	2.8	5.2
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $606.4 and $478.8 at June 30, 2020 and September 30, 2019, respectively)	2,831.9	2,175.2
Physical commodities inventory, net (including $173.6 and $151.9 at fair value at June 30, 2020 and September 30, 2019, respectively)	270.2	229.3
Deferred income taxes, net	13.4	18.0
Property and equipment, net	51.6	43.9
Operating right of use assets	75.0	—
Goodwill and intangible assets, net	76.3	67.9
Other assets	73.0	62.0
Total assets	$12,389.5	$9,936.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.6 and $1.8 at fair value at June 30, 2020 and September 30, 2019, respectively)	$176.4	$157.5
Operating lease liabilities	87.4	—
Payables to:
Clients	4,443.7	3,589.5
Broker-dealers, clearing organizations and counterparties (including $8.8 and $5.6 at fair value at June 30, 2020 and September 30, 2019, respectively)	430.0	266.2
Lenders under loans	313.8	202.3
Senior secured borrowings, net	518.9	167.6
Income taxes payable	12.1	10.4
Collateralized transactions:
Securities sold under agreements to repurchase	3,530.4	2,773.7
Securities loaned	1,459.7	1,459.9
Financial instruments sold, not yet purchased, at fair value	728.3	714.8
Total liabilities	11,700.7	9,341.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,735,636 issued and 19,313,679 outstanding at June 30, 2020 and 21,297,317 issued and 19,075,360 outstanding at September 30, 2019	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at June 30, 2020 and 2,221,957 shares at September 30, 2019	(57.6)	(50.1)
Additional paid-in-capital	289.4	276.8
Retained earnings	495.0	402.1
Accumulated other comprehensive loss, net	(38.2)	(34.8)
Total equity	688.8	594.2
Total liabilities and stockholders' equity	$12,389.5	$9,936.1
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues:
Sales of physical commodities	$7,944.5	$7,599.3	$38,939.4	$20,824.6
Principal gains, net	161.0	102.3	442.0	305.4
Commission and clearing fees	96.1	97.5	299.9	282.1
Consulting, management, and account fees	19.4	20.7	63.3	58.9
Interest income	22.4	53.2	110.1	146.4
Total revenues	8,243.4	7,873.0	39,854.7	21,617.4
Cost of sales of physical commodities	7,920.8	7,589.6	38,888.5	20,798.2
Operating revenues	322.6	283.4	966.2	819.2
Transaction-based clearing expenses	55.3	45.7	165.4	138.5
Introducing broker commissions	24.0	29.6	79.8	87.0
Interest expense	15.4	42.5	79.2	113.9
Net operating revenues	227.9	165.6	641.8	479.8
Compensation and other expenses:
Compensation and benefits	132.5	100.9	373.2	287.9
Trading systems and market information	11.8	9.8	33.4	28.5
Occupancy and equipment rental	5.4	5.0	15.3	14.4
Professional fees	6.1	5.8	16.8	16.1
Travel and business development	0.7	4.0	8.4	11.8
Non-trading technology and support	6.9	5.8	18.8	15.0
Depreciation and amortization	4.4	3.5	12.5	9.6
Communications	1.7	1.6	4.8	4.9
Bad debts	1.8	0.5	6.2	1.5
Recovery of bad debt on physical coal	—	—	—	(2.4)
Other	7.6	7.1	25.7	21.0
Total compensation and other expenses	178.9	144.0	515.1	408.3
Other gain	—	—	0.1	5.4
Income before tax	49.0	21.6	126.8	76.9
Income tax expense	12.4	5.3	34.6	19.0
Net income	$36.6	$16.3	$92.2	$57.9
Earnings per share:
Basic	$1.90	$0.85	$4.78	$3.04
Diluted	$1.87	$0.84	$4.71	$2.99
Weighted-average number of common shares outstanding:
Basic	18,807,104	18,781,401	18,809,823	18,731,203
Diluted	19,103,166	19,011,526	19,122,681	19,003,720
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$36.6	$16.3	$92.2	$57.9
Other comprehensive income (loss):
Foreign currency translation adjustment	—	0.3	(2.7)	0.6
Other comprehensive income (loss)	—	0.3	(2.7)	0.6
Comprehensive income	$36.6	$16.6	$89.5	$58.5
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$92.2	$57.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.5	9.6
Bad debts	6.2	1.5
Recovery of bad debt on physical coal	—	(2.4)
Deferred income taxes	(0.7)	0.3
Amortization of debt issuance costs	1.3	1.2
Amortization of share-based compensation	7.4	5.9
Bargain purchase gain on acquisition	—	(5.4)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	296.2	584.4
Securities purchased under agreements to resell	(332.8)	(662.2)
Securities borrowed	(44.2)	(948.6)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	55.9	(238.7)
Receivables from clients, net	8.3	5.9
Notes receivable, net	(1.8)	(0.6)
Income taxes receivable	7.7	(0.6)
Financial instruments owned, at fair value	(656.7)	(368.0)
Physical commodities inventory, net	(40.9)	(115.5)
Operating right of use assets	6.0	—
Other assets	(7.0)	(7.8)
Accounts payable and other accrued liabilities	20.5	(4.0)
Operating lease liabilities	(6.7)	—
Payables to clients	848.4	(7.3)
Payables to broker-dealers, clearing organizations and counterparties	163.8	100.9
Income taxes payable	1.6	1.8
Securities sold under agreements to repurchase	756.7	964.0
Securities loaned	(0.2)	963.0
Financial instruments sold, not yet purchased, at fair value	13.5	(9.7)
Net cash provided by operating activities	1,207.2	325.6
Cash flows from investing activities:
Cash paid for acquisitions, net	(9.8)	(28.0)
Purchase of property and equipment	(5.5)	(10.3)
Net cash used in investing activities	(15.3)	(38.3)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	150.4	(16.9)
Proceeds from payables to lenders under loans with maturities greater than 90 days	521.5	—
Repayments of payables to lenders under loans with maturities greater than 90 days	(560.0)	—
Proceeds from issuance of senior secured term loan	21.5	175.0
Repayments of senior secured term loan	(7.4)	(4.4)
Proceeds from issuance of senior secured notes	344.8	—
Repayments of note payable	(0.4)	(0.6)
Deferred payments on acquisitions	(0.6)	—
Repurchase of common stock	(7.5)	—
Debt issuance costs	(9.2)	(3.3)
Exercise of stock options	5.2	0.8
Net cash provided by financing activities	458.3	150.6
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(2.7)	0.6
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	1,647.5	438.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,451.3	2,190.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$4,098.8	$2,628.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$78.0	$110.1
Income taxes paid, net of cash refunds	$25.7	$17.5
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$11.5	$2.7
Acquisition of business:
Assets acquired	$357.8	$40.9
Liabilities assumed	(359.5)	(7.7)
Total net (liabilities) assets assumed	$(1.7)	$33.2
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	June 30,
(in millions)	2020	2019
Cash and cash equivalents	$465.2	$345.0
Restricted cash held in escrow	350.0	—
Cash segregated under federal and other regulations(1)	1,135.4	721.0
Securities segregated under federal and other regulations(1)	—	299.6
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,218.7	1,223.8
Securities segregated and pledged to exchange-clearing organizations(2)	929.5	39.2
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$4,098.8	$2,628.6

(1) Represents segregated client cash and United States (“U.S.”) Treasury obligations held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S.Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $9.8 million and $58.8 million as of June 30, 2020 and 2019, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,248.5 million and $1,398.6 million as of June 30, 2020 and 2019, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended June 30, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2019	$0.2	$(46.3)	$272.1	$358.6	$(32.8)	$551.8
Net income				16.3		16.3
Other comprehensive income					0.3	0.3
Share-based compensation			2.1			2.1
Balances as of June 30, 2019	$0.2	$(46.3)	$274.2	$374.9	$(32.5)	$570.5

	Three months ended June 30, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6
Net income				36.6		36.6
Exercise of stock options			1.2			1.2
Share-based compensation			2.4			2.4
Balances as of June 30, 2020	$0.2	$(57.6)	$289.4	$495.0	$(38.2)	$688.8

	Nine Months Ended June 30, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income				57.9		57.9
Other comprehensive income					0.6	0.6
Exercise of stock options			0.8			0.8
Share-based compensation			5.9			5.9
Balances as of June 30, 2019	$0.2	$(46.3)	$274.2	$374.9	$(32.5)	$570.5

	Nine Months Ended June 30, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				92.2		92.2
Other comprehensive loss					(2.7)	(2.7)
Exercise of stock options			5.2			5.2
Share-based compensation			7.4			7.4
Repurchase of common stock		(7.5)				(7.5)
Balances as of June 30, 2020	$0.2	$(57.6)	$289.4	$495.0	$(38.2)	$688.8

See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “SNEX” or “the Company”), is a global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence, and clearing services across asset classes and markets around the world. The Company’s services include comprehensive risk management advisory services for commercial clients; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 140 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
The Company’s shareholders voted and approved to change the Company’s name from INTL FCStone Inc. to StoneX Group Inc. on June 24, 2020. The change in the Company’s name became effective on July 7, 2020 and the Company’s common stock began trading on The NASDAQ Global Select Market under the symbol “SNEX”.
The Company provides these services to a diverse group of more than 30,000 commercial and institutional clients and over 125,000 retail clients located in more than 130 countries, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; commercial counterparties who are end-users of the Company’s products and services; governmental and non-governmental organizations; and commercial banks, brokers, institutional investors and major investment banks.
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
These condensed consolidated financial statements include the accounts of StoneX Group Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
The Company’s fiscal year end is September 30, and the fiscal quarters end on December 31, March 31, June 30 and September 30. Unless otherwise stated, all dates refer to fiscal years and fiscal interim periods.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. These estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) as of June 30, 2020 and through the date of this Form 10-Q.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this updated standard allow a reclassification from accumulated other comprehensive loss, net to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted this standard on October 1, 2019 and, as a result, recorded a $0.7 million reclassification between accumulated other comprehensive loss, net and retained earnings.
Note 2 – Leases
The Company currently leases office space under non-cancelable operating leases with third parties as of June 30, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included the periods covered by an option to terminate if the Company believes it is reasonably certain to do so.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of June 30, 2020. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within ‘occupancy and equipment rental’ on the condensed consolidated statement of income.
As of June 30, 2020, the Company recorded operating lease right-of-use assets and operating lease liabilities of $75.0 million and $87.4 million, respectively.

The following table presents operating lease costs and other related information as of and for the three and nine months ended June 30, 2020 (in millions, except as stated):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020
Operating lease costs (1)	$4.1	$11.1

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.9	$8.4
Right-of-use assets obtained in exchange for operating lease liabilities	$46.0	$81.0

Lease term and discount rate information:
Weighted average remaining lease term (years)		11.64
Weighted average discount rate		3.9%

(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of June 30, 2020 (in millions):

Remainder of 2020	$3.8
2021	10.9
2022	11.1
2023	9.5
2024	7.7
After 2024	67.3
Total lease payments	110.3
Less: interest	22.9
Present value of lease liabilities	$87.4

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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 1.5% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 0.9% and 1.6% of the Company’s total revenues for the nine months ended June 30, 2020 and 2019, respectively.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 35.8% and 41.7% of the Company’s operating revenues for the three months ended June 30, 2020 and 2019, respectively. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 37.6% and 41.6% of the Company’s operating revenues for the nine months ended June 30, 2020 and 2019, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the three and nine months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$36.4	$40.4	$108.9	$110.7
OTC derivative brokerage	4.0	7.7	16.2	23.9
Equities and fixed income	5.2	4.3	16.6	11.1
Mutual funds	1.1	1.6	4.0	6.1
Insurance and annuity products	1.7	2.1	6.2	5.1
Other	0.3	0.3	1.1	1.0
Total sales-based commission	48.7	56.4	153.0	157.9
Trailing:
Mutual funds	3.1	3.1	9.7	9.3
Insurance and annuity products	3.6	3.6	11.3	10.7
Total trailing commission	6.7	6.7	21.0	20.0

Clearing fees	33.3	30.3	104.4	89.7
Trade conversion fees	1.8	1.3	7.5	6.2
Other	5.6	2.8	14.0	8.3
Total commission and clearing fees:	96.1	97.5	299.9	282.1

Consulting, management, and account fees:
Underwriting fees	—	0.2	0.4	0.7
Asset management fees	7.0	7.2	23.2	19.4
Advisory and consulting fees	5.7	5.1	17.0	14.8
Sweep program fees	1.0	4.2	8.6	12.1
Client account fees	2.8	2.6	8.9	7.8
Other	2.9	1.4	5.2	4.1
Total consulting, management, and account fees	19.4	20.7	63.3	58.9
Total revenues from contracts with clients	$115.5	$118.2	$363.2	$341.0

Method of revenue recognition:
Point-in-time	$95.1	$95.0	$293.4	$274.7
Time elapsed	20.4	23.2	69.8	66.3
Total revenues from contracts with clients	115.5	118.2	363.2	341.0
Other sources of revenues
Physical precious metals trading	7,621.2	7,327.8	37,973.9	19,944.2
Physical agricultural and energy product trading	323.3	271.5	965.5	880.4
Principal gains, net	161.0	102.3	442.0	305.4
Interest income	22.4	53.2	110.1	146.4
Total revenues	$8,243.4	$7,873.0	$39,854.7	$21,617.4

Primary geographic region:
United States	$554.2	$474.8	$1,652.1	$1,458.4
Europe	114.1	77.8	375.7	184.9
South America	14.6	15.3	46.1	39.2
Middle East and Asia	7,558.5	7,303.8	37,777.3	19,929.7
Other	2.0	1.3	3.5	5.2
Total revenues	$8,243.4	$7,873.0	$39,854.7	$21,617.4

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2020	2019	2020	2019
Numerator:
Net income	$36.6	$16.3	$92.2	$57.9
Less: Allocation to participating securities	(0.9)	(0.3)	(2.1)	(1.0)
Net income allocated to common stockholders	$35.7	$16.0	$90.1	$56.9
Denominator:
Weighted average number of:
Common shares outstanding	18,807,104	18,781,401	18,809,823	18,731,203
Dilutive potential common shares outstanding:
Share-based awards	296,062	230,125	312,858	272,517
Diluted weighted-average common shares	19,103,166	19,011,526	19,122,681	19,003,720

The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 947,830 and 1,209,943 shares of common stock for the three months ended June 30, 2020 and 2019, respectively, and options to purchase 983,799 and 835,441 shares of common stock for the nine months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.6 million and $1.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of June 30, 2020 and September 30, 2019, respectively. The Company had no Level 3 assets as of June 30, 2020 and September 30, 2019.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein, particularly in light of the uncertain impacts of COVID-19.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2020 by level in the fair value hierarchy.

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$2.7	$—	$—	$—	$2.7
Money market mutual funds	11.4	—	—	—	11.4
Cash and cash equivalents	14.1	—	—	—	14.1
Commodities warehouse receipts	9.6	—	—	—	9.6
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	9.8	—	—	—	9.8
U.S. Treasury obligations	1,148.4	—	—	—	1,148.4
To be announced ("TBA") and forward settling securities	—	12.2	—	(5.3)	6.9
Foreign government obligations	8.2	—	—	—	8.2
Derivatives	2,876.9	13.7	—	(2,792.5)	98.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	4,033.5	25.9	—	(2,797.8)	1,261.6
Equity securities	248.7	12.0	—	—	260.7
Corporate and municipal bonds	—	75.4	—	—	75.4
U.S. Treasury obligations	372.5	—	—	—	372.5
U.S. government agency obligations	—	347.8	—	—	347.8
Foreign government obligations	12.6	—	—	—	12.6
Agency mortgage-backed obligations	—	1,558.3	—	—	1,558.3
Asset-backed obligations	—	19.4	—	—	19.4
Derivatives	0.5	971.9	—	(880.0)	92.4
Commodities leases	—	23.2	—	—	23.2
Commodities warehouse receipts	56.4	—	—	—	56.4
Exchange firm common stock	9.8	—	—	—	9.8
Mutual funds and other	3.4	—	—	—	3.4
Financial instruments owned	703.9	3,008.0	—	(880.0)	2,831.9
Physical commodities inventory	19.8	153.8	—	—	173.6
Total assets at fair value	$4,781.1	$3,187.7	$—	$(3,677.8)	$4,291.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	—	—	1.6	—	1.6
TBA and forward settling securities	—	12.6	—	(5.3)	7.3
Derivatives	2,773.9	169.3	—	(2,941.7)	1.5
Payable to broker-dealers, clearing organizations and counterparties	2,773.9	181.9	—	(2,947.0)	8.8
Equity securities	202.2	15.4	—	—	217.6
Foreign government obligations	2.2	—	—	—	2.2
Corporate and municipal bonds	—	26.1	—	—	26.1
U.S. Treasury obligations	354.1	—	—	—	354.1
U.S. government agency obligations	—	6.1	—	—	6.1
Agency mortgage-backed obligations	—	21.1	—	—	21.1
Derivatives	—	937.0	—	(838.3)	98.7
Commodities leases	—	2.4	—	—	2.4
Financial instruments sold, not yet purchased	558.5	1,008.1	—	(838.3)	728.3
Total liabilities at fair value	$3,332.4	$1,190.0	$1.6	$(3,785.3)	$738.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2020 and September 30, 2019 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings: Senior secured borrowings includes a senior secured term loan with a carrying value of $182.0 million as of June 30, 2020, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) as further described in Note 11 with a carrying value of $336.9 million as of June 30, 2020. As of June 30, 2020, the Senior Secured Notes are classified as Level 2 under the fair value hierarchy and approximate fair value as there had been no significant changes in the market rate of interest on comparable securities since the date of issuance.
Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2020 and September 30, 2019 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2020. The total financial instruments sold, not yet purchased of $728.3 million and $714.8 million as of June 30, 2020 and September 30, 2019, respectively, includes $98.7 million and $58.1 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2020 and September 30, 2019.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2020 and September 30, 2019. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2020		September 30, 2019
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,949.1	$2,085.0	$1,437.1	$1,463.4
OTC commodity derivatives	359.0	489.5	84.2	106.2
Exchange-traded foreign exchange derivatives	11.4	14.3	36.9	33.5
OTC foreign exchange derivatives	525.5	516.2	403.2	368.8
Exchange-traded interest rate derivatives	852.9	603.7	900.1	882.0
OTC interest rate derivatives	101.1	100.6	42.1	43.6
Exchange-traded equity index derivatives	64.0	70.9	758.1	700.2
TBA and forward settling securities	12.2	12.6	9.8	6.8
Gross fair value of derivative contracts	3,875.2	3,892.8	3,671.5	3,604.5
Impact of netting and collateral	(3,677.8)	(3,785.3)	(3,581.9)	(3,540.8)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$105.0		$23.1
Total fair value included in 'Financial instruments owned, at fair value	$92.4		$66.5
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties		$8.8		$5.6
Fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$98.7		$58.1

(1)	As of June 30, 2020 and September 30, 2019, the Company’s derivative contract volume for open positions were approximately 9.3 million and 10.6 million contracts, respectively.
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

As of June 30, 2020 and September 30, 2019, these transactions are summarized as follows:

	June 30, 2020		September 30, 2019
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$7.7	$2,170.9	$3.7	$1,778.4
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(1.9)	$928.5	$(0.6)	$234.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$3.4	$(1,566.8)	$0.9	$(451.6)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(10.2)	$(2,982.1)	$(5.9)	$(2,788.0)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$1.1	1,690.5	$—	$—
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(0.3)	$1,243.5
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$5.2	$(581.2)
Unrealized loss on forward settling securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.5)	(1,268.3)	$—	$—
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.

The following table sets forth the Company’s net gains from derivative contracts for the three and nine months ended June 30, 2020 and 2019 in accordance with Topic 815. The net gains set forth below are included in ‘Cost of sales of physical commodities’ and ‘principal gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Commodities	$28.1	$19.5	$107.9	$63.6
Foreign exchange	2.6	1.6	9.9	5.3
Interest rate and equity	0.7	(0.6)	0.3	(3.2)
TBA and forward settling securities	(5.6)	(8.0)	(40.9)	(6.7)
Net gains from derivative contracts	$25.8	$12.5	$77.2	$59.0

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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2020 and September 30, 2019 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both clients and counterparties are subject to master netting or client agreements which reduce the exposure to the Company.
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
Note 7 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million and $36.9 million as of June 30, 2020 and September 30, 2019, respectively. During the nine months ended June 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business, which the Company exited in fiscal 2018.
The allowance for doubtful accounts related to receivables from clients was $19.7 million and $11.7 million as of June 30, 2020 and September 30, 2019, respectively. The allowance increase is related to additional bad debt reserves as discussed below and recoverable amounts due from affiliated parties and recorded in ‘other assets’ in the condensed consolidated balance sheets. The Company had no allowance for doubtful accounts related to notes receivable as of June 30, 2020 and September 30, 2019.
During the three months ended June 30, 2020, the Company recorded bad debt expense of $1.8 million, primarily related to $2.4 million of client trading account deficits in the Clearing and Execution Services segment and $1.1 million of OTC client account deficits in Commercial Hedging, partially offset by a recovery of a client trading account deficit of $0.6 million in the Commercial Hedging segment. During the three months ended June 30, 2019, the Company recorded bad debt expense of $0.5 million. The bad debt expense was primarily related to agricultural and metals OTC client trading account deficits in the Commercial Hedging segment.
During the nine months ended June 30, 2020, the Company recorded bad debt expense of $6.2 million, primarily related to $2.7 million of client trading account deficits in the Clearing and Execution Services segment, $3.3 million of client trading account deficits in the Commercial Hedging segment, and $0.2 million in uncollected receivables in the Physical Commodities segment.
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

(in millions)	June 30, 2020	September 30, 2019
Physical Ag & Energy(1)	$153.8	$144.8
Precious metals - held by broker-dealer subsidiary(2)	19.8	7.1
Precious metals - held by non-broker-dealer subsidiaries(3)	96.6	77.4
Physical commodities inventory	$270.2	$229.3

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
(2) Precious metals held by the Company’s subsidiary, StoneX Financial Ltd. (formerly INTL FCStone Ltd), a United Kingdom ("UK") based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable adjustments for certain precious metals inventory of $3.7 million and $0.5 million as of June 30, 2020 and September 30, 2019, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 9 – Goodwill
The carrying value of goodwill is allocated to the Company’s reportable segments as follows:

(in millions)	June 30, 2020	September 30, 2019
Commercial Hedging	$30.3	$30.3
Global Payments	11.8	7.6
Physical Commodities	4.6	4.6
Securities	8.7	8.7
Goodwill	$55.4	$51.2

The Company recorded additional goodwill of $4.2 million during the nine months ended June 30, 2020 within the Global Payments reportable segment related to the initial purchase price allocation for the acquisition of GIROXX Gmbh (“GIROXX”) as further discussed in Note 18.

Note 10 – Intangible Assets
The Company recorded $4.2 million, $1.0 million, and $1.7 million of customer base intangible assets during the nine months ended June 30, 2020 related to the acquisitions of UOB Bullion and Futures Limited, IFCM Commodities GmbH, and Quest Capital, respectively, as further discussed in Note 18.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2020			September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$5.3	$(3.4)	$1.9	$5.3	$(3.0)	$2.3
Customer base	29.1	(15.1)	14.0	22.1	(12.5)	9.6
Total intangible assets subject to amortization:	34.4	(18.5)	15.9	27.4	(15.5)	11.9

Intangible assets not subject to amortization:
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	2.9	—	2.9	2.7	—	2.7
Total intangible assets not subject to amortization:	5.0	—	5.0	4.8	—	4.8
Total intangible assets	$39.4	$(18.5)	$20.9	$32.2	$(15.5)	$16.7

Amortization expense related to intangible assets was $1.1 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $3.0 million and $1.9 million for the nine months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2020 (Remaining three months)	$1.0
Fiscal 2021	4.2
Fiscal 2022	2.9
Fiscal 2023	2.7
Fiscal 2024 and thereafter	5.1
Total intangible assets subject to amortization	$15.9

Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $739.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:

•
$379.0 million senior facility available to StoneX Group Inc. for general working capital requirements. During the three months ended December 31, 2019, additional members were added to the lending syndication increasing the committed amount to $393.0 million. The amended facility is comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, StoneX Financial Inc., for short-term funding of margin to exchange-clearing organizations. The facility is subject to annual review and guaranteed by StoneX Group Inc.

•
$260.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by StoneX Group Inc.

•
$25.0 million facility available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to exchange-clearing organizations. The facility is guaranteed by StoneX Group Inc.

Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2020, and September 30, 2019.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were $24.4 million and zero in borrowings outstanding under this credit facility as of June 30, 2020, and September 30, 2019, respectively.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of June 30, 2020 and September 30, 2019.
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
Senior Secured Notes
On June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s Notes at the offering price of 98.5% of the aggregate principal amount.
The Company had deposited the gross proceeds from the sale of the Senior Secured Notes into a segregated escrow account until the date that certain escrow release conditions were satisfied.  The escrow release conditions included, among other things, the consummation of the merger of the Company’s wholly-owned subsidiary with Gain Capital Holdings Inc. (“Gain”) as further discussed in Note 18. Prior to the satisfaction of the escrow release conditions, the Senior Secured Notes were not guaranteed and were secured by a first-priority security interest in the escrow account. The escrow release conditions were satisfied on July 31, 2020, and the Senior Secured Notes are now fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Company incurred debt issuance costs of $8.0 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method.
The Company has the option to redeem all or a portion of the Senior Secured Notes at any time prior to June 15, 2022 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after June 15, 2022, the Company may redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth in the indenture. At any time before June 15, 2022, the Company may also redeem up to 40% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. In addition, upon the earlier to occur of (x) a business combination between the Company’s subsidiaries that are registered in the UK and regulated by the Financial Conduct Authority and (y) the one year anniversary of the date of issuance of the Senior Secured Notes, the Company may elect to redeem up to $100.0 million in aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. If the Company elects not to redeem the Senior Secured Notes, the holders of the Senior Secured Notes will have the right to require the Company to repurchase up to $100.0 million in aggregate principal amount of the Senior Secured Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by the Company) at a purchase price equal to 103% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. The holders of the Senior Secured Notes also possess mandatory redemption rights in the event that the Gain Notes are not fully redeemed at further discussed in Note 18.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	June 30, 2020		September 30, 2019
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$182.5	$182.0	(3)	$167.6
Revolving Line of Credit	(1)	February 22, 2022	196.5	127.0		70.0
Senior StoneX Group Inc. Committed Credit Facility			379.0	309.0		237.6
StoneX Financial Inc.	None	April 2, 2021	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	260.0	162.4		128.5
StoneX Financial Ltd.	None	September 14, 2020	25.0	—		—
			$739.0	$471.4		$366.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	24.4		—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	—		3.4

StoneX Group Inc.
Note Payable to Bank	Certain equipment			—		0.4
Senior Secured Notes	(2)			336.9	(3)	—

Total outstanding borrowings				$832.7		$369.9

(1) The StoneX Group Inc. senior committed credit facility is secured by substantially all of the assets of the Company and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.

(2) The Notes and the related guarantees are secured by liens on substantially all of the Company’s and the guarantors’ assets, subject to certain customary and other exceptions and permitted liens. The liens on the assets that secure the Senior Secured Notes and the related guarantees are contractually subordinated to the liens on the assets that secure the Company’s and the guarantors’ existing and future first lien secured indebtedness, including indebtedness under the Company’s senior committed credit facility.

(3) Amounts outstanding under the Term Loan and the Senior Secured Notes is reported net of unamortized deferred financing costs and original issue discount of $0.6 million and $13.1 million, respectively.
As reflected above, $100.0 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace the facilities when they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2020, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2020 and September 30, 2019, financial instruments owned, at fair value of $606.4 million and $478.8 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.
In addition, as of June 30, 2020 and September 30, 2019, the Company pledged financial instruments owned, at fair value of $1,590.1 million and $1,228.9 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the condensed consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,407.8 million and $1,175.1 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,448.9 million and $1,414.0 million as of June 30, 2020, and September 30, 2019, respectively. Additionally, the Company had also pledged financial instruments owned with a fair value of $31.1 million and zero as of June 30, 2020, and September 30, 2019, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 11.
At June 30, 2020 and September 30, 2019, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at June 30, 2020 and September 30, 2019, was $3,384.9 million and $3,060.2 million, respectively, of which $379.6 million and $329.8 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of June 30, 2020 and September 30, 2019 (in millions):

	June 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,079.3	$899.1	$492.0	$60.0	$3,530.4
Securities loaned	1,459.7	—	—	—	1,459.7
Gross amount of secured financing	$3,539.0	$899.1	$492.0	$60.0	$4,990.1

	September 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,553.9	$565.8	$654.0	$—	$2,773.7
Securities loaned	1,459.9	—	—	—	1,459.9
Gross amount of secured financing	$3,013.8	$565.8	$654.0	$—	$4,233.6

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of June 30, 2020 and September 30, 2019 (in millions):

Securities sold under agreements to repurchase	June 30, 2020	September 30, 2019
U.S. Treasury obligations	$1,075.8	$108.8
U.S. government agency obligations	206.8	359.5
Asset-backed obligations	17.1	96.7
Agency mortgage-backed obligations	2,163.8	2,208.7
Corporate bonds	66.9	—
Total securities sold under agreement to repurchase	3,530.4	2,773.7

Securities loaned
Equity securities	1,459.7	1,459.9
Total securities loaned	1,459.7	1,459.9
Gross amount of secured financing	$4,990.1	$4,233.6
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,757.3	$—	$1,757.3
Securities borrowed	$1,467.4	$—	$1,467.4
Securities sold under agreements to repurchase	$3,530.4	$—	$3,530.4
Securities loaned	$1,459.7	$—	$1,459.7

	September 30, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,474.4	$(49.9)	$1,424.5
Securities borrowed	$1,423.2	$—	$1,423.2
Securities sold under agreements to repurchase	$2,823.6	$(49.9)	$2,773.7
Securities loaned	$1,459.9	$—	$1,459.9

Note 13 – Commitments and Contingencies
Contingencies
During the week ended November 16, 2018, balances in approximately 300 client accounts of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
A CTA is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of, and subject to audit by, the National Futures Association (“NFA”). OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of June 30, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Additionally, StoneX Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intends to defend them vigorously. The ultimate outcome of these arbitrations cannot presently be determined; however the Company believes the likelihood of a material adverse outcome is remote.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to the Company’s financial results. The Company does not currently believe that any potential losses related to this matter would materially and adversely impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of June 30, 2020 and September 30, 2019, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2019.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2020, the Company had $1.2 million accrued for self-insured medical and dental claims included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.

Note 14 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2020. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of June 30, 2020.

(in millions)				As of June 30, 2020
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	United States	Net capital	$198.6	$126.0
StoneX Financial Inc.	CFTC	United States	Segregated funds	$2,705.6	$2,650.1
StoneX Financial Inc.	CFTC	United States	Secured funds	$160.6	$148.8
StoneX Financial Inc. (1)	SEC	United States	Customer reserve	$43.7	$46.8
StoneX Financial Ltd	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$264.9	$110.8
StoneX Financial Ltd	FCA	United Kingdom	Segregated funds	$471.8	$467.4
StoneX Financial Pte. Ltd.	Monetary Authority of Singapore ("MAS")	Singapore	Segregated funds	$313.8	$307.0
(1) As of June 30, 2020, the Company had $43.7 million deposited in the customer special reserve bank account (“SRBA”). As a result of the reserve requirement determined through the weekly computation, the Company made an additional deposit of $8.1 million to the customer SRBA on July 2, 2020 to meet the customer segregation requirements under SEC Rule 15c3-3.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2020, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 15 – Other Expenses
Other expenses for the three and nine months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Contingent consideration, net	$0.2	$—	$0.3	$—
Insurance	1.1	0.9	3.1	2.6
Advertising, meetings and conferences	0.5	1.2	6.1	4.1
Office supplies and printing	0.6	0.5	1.5	1.5
Other clearing related expenses	0.8	0.7	2.2	1.8
Other non-income taxes	1.2	1.1	3.8	3.2
Other	3.2	2.7	8.7	7.8
Total other expenses	$7.6	$7.1	$25.7	$21.0

Note 16 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2020.

(in millions)	Foreign Currency Translation Adjustment		Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2019	$(31.5)		$(3.3)	$(34.8)
ASU 2018-02 cumulative transition adjustment	—		(0.7)	(0.7)
Adjusted Balances as of September 30, 2019	(31.5)		(4.0)	(35.5)
Other comprehensive loss	(2.7)	—	—	(2.7)
Balances as of June 30, 2020	$(34.2)		$(4.0)	$(38.2)

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
Current and Prior Period Tax Expense
Income tax expense of $12.4 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and income tax expense of $34.6 million and $19.0 million for the nine months ended June 30, 2020 and 2019, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended June 30, 2020 and 2019, the Company’s effective tax rate was 25%. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
For the nine months ended June 30, 2020 and 2019, the Company’s effective tax rate was 27% and 25%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.0% and 1.3% for the nine months ended June 30, 2020 and 2019, respectively. The amount of foreign earnings taxed at higher rates increased the effective tax rate approximately 2.0% and 1.4% for nine months ended June 30, 2020 and 2019, respectively. The estimated U.S. state and local taxes increased the effective tax rate approximately 1.7% and 1.2% for nine months ended June 30, 2020 and 2019, respectively.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of June 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $6.9 million and $7.1 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $5.6 million, net of valuation allowance, begin to expire after September 2020. As a result of the Tax Cuts and Jobs Act of 2017, the alternative minimum tax (“AMT”) credit carryforward deferred tax asset has been reclassified to income taxes receivable. As a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES act), the AMT credit carryforward is partially refundable on the fiscal year 2019 tax return. In fiscal 2018, the Company generated $5.1 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits expire in fiscal year 2028. In the judgment of management, it is more likely than not that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards during the current fiscal year.
The valuation allowance for deferred tax assets as of June 30, 2020 and September 30, 2019 was $8.4 million and $8.5 million, respectively. The valuation allowances as of June 30, 2020 and September 30, 2019 were primarily related to U.S., state and local net operating loss carryforwards and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
As of June 30, 2020 and September 30, 2019, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $426.6 million and $383.5 million, respectively. The repatriation of these amounts would not be subject to U.S. federal income tax, but may be subject to applicable foreign withholding and state taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign withholding or state taxes. The Company repatriated $30.0 million and $13.0 million for the nine months ended June 30, 2020 and 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company and its subsidiaries file income tax returns with the U.S. federal and various U.S. state and local, as well as foreign jurisdictions. The Company has open tax years ranging from September 30, 2012 through September 30, 2019 with U.S. federal and state and local taxing authorities. During the three months ending March 31, 2020, the Company closed its examination with the U.S. Internal Revenue Service for the 2016 tax year with no adjustments required. In the UK, the Company has open tax years ending September 30, 2017 to September 30, 2019. The Company is currently under examination by HM Revenue and Customs in the UK for the 2017 tax year; however, no additional tax liability is expected. In Brazil, the Company has open tax years ranging from December 31, 2014 through December 31, 2019. In Argentina, the Company has open tax years ranging from September 30, 2012 to September 30, 2019. In Singapore, the Company has open tax years ranging from September 30, 2015 to September 30, 2019 and is currently under examination by the Inland Revenue Authority of Singapore for the year ended September 30, 2017; however, no additional tax liability is expected.
Note 18 - Acquisitions
The Company’s condensed consolidated financial statements include the operating results of the businesses acquired during the nine months ended June 30, 2020, from the dates of acquisition. On an aggregate basis, the businesses acquired during the reporting period, contributed $5.0 million and $12.7 million of total revenues for the three and nine months ended June 30, 2020. The earnings contributed by the acquired businesses from the dates of acquisition for the three and nine months ended June 30, 2020, were not material to the Company’s condensed consolidated income statements.
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary StoneX Financial Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore. This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The purchase price for the acquired assets was $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and the remaining $2.5 million was due upon the closing of the acquisition, which occurred on October 7, 2019.
The purchase price allocation resulted in the recognition of liabilities assumed related to the futures and options on futures client account balances of approximately $351.8 million as of the acquisition date, which was recorded within ‘payables to clients’ on the condensed consolidated balance sheet, and an equal and offsetting amount of assets acquired. The allocation of the purchase price to the client accounts is considered final as of June 30, 2020.
The Company also acquired certain client base intangible assets and property and equipment in connection with the acquisition. The Company has engaged a third-party valuation specialist to assist with the valuation of the acquired intangible assets and property and equipment. As of June 30, 2020, the valuation of the acquired intangible assets and property and equipment was not yet complete as the Company is completing its final review of the valuation analysis.
During the three months ended June 30, 2020, the Company recorded certain measurement period adjustments, which resulted in an increase in the purchase price allocated to the property and equipment acquired and the client base intangible assets acquired of $0.1 million and $1.0 million, respectively, with a corresponding decrease to the excess purchase price assigned to goodwill. As of June 30, 2020, given the status of the valuation analysis, $0.8 million of the purchase price was preliminarily allocated to the property and equipment acquired and $4.2 million was allocated to the client base intangible assets acquired. Once the valuation analysis is complete, the Company will record additional measurement period adjustments, if any, to reflect the final determination of the fair value of the property and equipment and intangible assets acquired on the acquisition date.
The business acquired has been assigned to the Company’s Clearing and Execution reportable segment. The client base intangible assets have preliminarily been assigned a useful life of 5 years.
Quest Capital
In August 2019, the Company’s subsidiary, SA Stone Wealth Management, executed an asset purchase agreement to acquire certain client accounts of Quest Capital Strategies, Inc. The asset purchase agreement was subject to FINRA approval and other conditions to closing. FINRA approval was obtained and the other conditions to closing were fulfilled and the closing of the transaction occurred on December 9, 2019. The cash purchase price for the acquired client accounts was equal to $1.7 million. This transaction was accounted for as an asset acquisition at cost. The cash purchase price was allocated to the fair value of the client lists and relationships obtained and has been assigned, and will be amortized, over a useful life of seven years.

Tellimer
In December 2019, the Company executed a definitive purchase agreement to acquire the brokerage businesses of Tellimer Group. This transaction involved the stock purchase of 100% of Exotix Partners, LLP, based in the United Kingdom, and the stock purchase of 100% of Tellimer Capital Ltd based in Nigeria. The closing of this transaction was subject to limited conditions including regulatory approval in the relevant jurisdictions. The cash purchase price was equal to the net tangible book value of the acquired entities upon closing.
Regulatory approval for the acquisition of Exotix Partners, LLP, was obtained during the three months ended March 31, 2020, and the transaction closed on April 1, 2020. The cash purchase price for the acquisition of Exotix Partners, LLP, was $4.7 million. The final allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed resulted in the recognition of $1.0 million in cash and cash equivalents, $1.0 million in receivables from clients, net, $0.3 million in property and equipment, net, $3.4 million in other assets, and $1.0 million in liabilities assumed.
Regulatory approval for the acquisition of Tellimer Capital Ltd was obtained during the three months ending June 30, 2020, and the transaction closed on June 1, 2020. The cash purchase price for the acquisition of Tellimer Capital Ltd was not material to the Company’s condensed consolidated financial statements.
The acquired businesses have been assigned to the Company’s Securities reportable segment.
IFCM Commodities
On January 2, 2020, the Company’s wholly owned subsidiary, INTL Netherlands B.V., executed and closed on a stock purchase agreement to acquire 100% of the equity interests of IFCM Commodities GmbH (“IFCM”) based in Germany. IFCM specializes in providing commodity price risk management solutions for base metals serving clients across Germany and continental Europe and historically introduced clients to StoneX Financial Ltd. This purchase is part of the Company’s overall strategic plan to expand the Company’s footprint in Germany and continental Europe in order to handle European clients and regional metals business following Brexit.
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
GIROXX
In January 2020, the Company’s wholly owned subsidiary, StoneX Financial Ltd, executed a stock purchase agreement to acquire 100% of GIROXX based in Germany. Through its digital platform, GIROXX provides online payment and foreign exchange hedging services to small and medium sized enterprises in Germany, Austria, and Switzerland. The Company offers a wide range of financial services including advisory and execution services in commodities, which will be offered to GIROXX’s institutional client base. This purchase completes a series of acquisitions and restructurings to ensure that all clients of the Company are secure with their continuity of service and market access following Brexit. The closing of the transaction was conditional upon the approval of financial services regulators in Germany, which was obtained in April 2020 and the transaction closed on May 1, 2020. The cash purchase price was $4.4 million. The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed resulted in the recognition of cash and cash equivalents of $6.5 million, property and equipment of $0.1 million, accounts payables and other accrued liabilities of $0.6 million, and payables to clients of $5.8 million as of the acquisition date. The excess purchase price over tangible net book value on the acquisition date of $4.2 million has been preliminarily allocated to goodwill.
The Company acquired certain intangible assets in connection with the acquisition of GIROXX, primarily related to a business license permitting the Company to facilitate payment transactions in the European Union. The Company is in the process of gathering the information necessary to complete a valuation analysis of the intangible assets acquired. Once the valuation analysis is complete, the Company will record measurement period adjustments to reflect the final determination of the fair value of the intangible assets acquired with any remaining excess consideration allocated to goodwill.
The acquired business has been assigned to the Company’s Global Payments reportable segment.
Gain Capital
On February 26, 2020, the Company entered into a definitive merger agreement to acquire Gain. The Company agreed to acquire Gain for $6.00 per share in an all-cash transaction representing approximately $236.2 million in equity value.
Gain is a global provider of trading services and solutions to institutional and retail investors, specializing in both OTC products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global

OTC financial markets, including spot foreign exchange, precious metals, and contracts for a difference. As a result of the acquisition, the Company will add a new digital platform to its global financial network, significantly expand its offerings to retail clients, as well as add a complementary exchange-traded futures and options on futures business. The acquisition of Gain will also accelerate the digitization of the Company’s trading platforms.
As discussed in Note 11, on June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Notes. The Company had deposited the gross proceeds from the sale of the Senior Secured Notes, as well as escrow agency fees and interest on the Senior Secured Notes to (but not including) the date that is two months from the date of the closing of the offering of the Senior Secured Notes, into a segregated escrow account until the date that certain escrow release conditions were satisfied, which included the consummation of the merger of the Company’s wholly-owned subsidiary with Gain. As of June 30, 2020, the total amount held in escrow was $349.8 million and is included within ‘Restricted cash held in escrow’ on the Company’s condensed consolidated balance sheet.
The merger closed on July 31, 2020 subsequent to approval by Gain’s shareholders, approval by regulators, and the completion of customary closing conditions. In connection with the closing of the merger and the satisfaction of the escrow release conditions, the proceeds from the issuance of the Senior Secured Notes were released from escrow. The Company used the net proceeds from the sale of the Senior Secured Notes to fund the preliminary cash consideration for the merger of Gain on the closing date and to pay certain related transactions fees and expenses.
The Company intends to utilize the remaining proceeds to fund the repayment of $92 million of Gain’s 5.00% Convertible Senior Notes due 2022 (“the Gain Notes”). The consummation of the merger with Gain constituted a fundamental change and make-whole fundamental change under the terms of the Gain Notes’ indenture. As a result, the holders of the Gain Notes are entitled to require the Company to repurchase the Gain Notes at a repurchase price equal to $1,002.36 per $1,000 principal amount on September 1, 2020. Alternatively, the holders of the Gain Notes may continue to hold such notes without exercising the repurchase right, in which case the Gain Notes will continue to bear interest at 5.00% and the notes will be convertible into the right to convert the principal amount of the Senior Secured Notes solely into cash in an amount equal to the conversion rate in effect on the conversion date multiplied by $6.00.
If any holder of the Gain Notes neither exercises such holder's fundamental change repurchase right or make-whole fundamental change conversion right, such holder's Gain Notes will remain outstanding. To the extent that any Gain Notes remain outstanding following the fundamental change repurchase date, the Company will be required to redeem the Senior Secured Notes in an amount equal to the aggregate principal amount of the Gain Notes that remain outstanding after the fundamental change repurchase date, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date.
The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed.
The Company incurred acquisition related costs related to the merger for the three and nine months ended June 30, 2020, of $1.4 million and $1.9 million, respectively, that are included within ‘Professional fees’ on the condensed consolidated income statements.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total revenues:
Commercial Hedging	$65.1	$86.4	$236.5	$226.8
Global Payments	27.4	28.9	88.2	86.0
Securities	123.0	74.2	322.0	215.8
Physical Commodities	7,960.0	7,604.3	38,971.8	20,847.0
Clearing and Execution Services	68.9	78.9	241.3	247.7
Corporate Unallocated	2.3	6.5	11.5	13.5
Eliminations	(3.3)	(6.2)	(16.6)	(19.4)
Total	$8,243.4	$7,873.0	$39,854.7	$21,617.4
Operating revenues:
Commercial Hedging	$65.1	$86.4	$236.5	$226.8
Global Payments	27.4	28.9	88.2	86.0
Securities	123.0	74.2	322.0	215.8
Physical Commodities	39.2	14.7	83.3	48.8
Clearing and Execution Services	68.9	78.9	241.3	247.7
Corporate Unallocated	2.3	6.5	11.5	13.5
Eliminations	(3.3)	(6.2)	(16.6)	(19.4)
Total	$322.6	$283.4	$966.2	$819.2
Net operating revenues (loss):
Commercial Hedging	$50.8	$66.9	$189.4	$178.0
Global Payments	26.0	27.5	83.8	81.7
Securities	97.1	30.3	218.3	94.4
Physical Commodities	35.7	9.7	71.1	35.2
Clearing and Execution Services	22.8	32.5	89.9	101.0
Corporate Unallocated	(4.5)	(1.3)	(10.7)	(10.5)
Total	$227.9	$165.6	$641.8	$479.8
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial Hedging	$36.0	$48.0	$133.9	$127.9
Global Payments	20.9	22.3	67.3	66.4
Securities	64.3	17.9	142.2	59.8
Physical Commodities	24.2	6.4	49.3	25.0
Clearing and Execution Services	18.2	25.0	71.6	78.1
Total	$163.6	$119.6	$464.3	$357.2
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$19.2	$29.7	$76.5	$73.2
Global Payments	15.9	17.0	52.0	51.4
Securities	51.6	8.2	106.7	36.0
Physical Commodities	20.3	2.8	37.5	16.5
Clearing and Execution Services	3.7	11.9	31.1	41.2
Total	$110.7	$69.6	$303.8	$218.3
Reconciliation of segment income to income before tax:
Segment income	$110.7	$69.6	$303.8	$218.3
Net costs not allocated to operating segments	61.7	48.0	177.1	146.8
Other gain	—	—	0.1	5.4
Income before tax	$49.0	$21.6	$126.8	$76.9

(in millions)	As of June 30, 2020	As of September 30, 2019
Total assets:
Commercial Hedging	$2,112.6	$2,041.0
Global Payments	234.8	278.3
Securities	6,284.3	5,219.1
Physical Commodities	425.3	357.8
Clearing and Execution Services	2,546.1	1,892.1
Corporate Unallocated	786.4	147.8
Total	$12,389.5	$9,936.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries. StoneX Group Inc., formerly INTL FCStone Inc., is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, U.S. federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the COVID-19 pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
On June 24, 2020, we announced the rebranding of our firm as StoneX Group Inc., following approval by an overwhelming majority of our shareholders during a shareholder meeting held the same day. The name change was effective July 6, 2020, and additionally our common stock is now traded under the symbol SNEX.
The StoneX Group Inc. name and its trade name "StoneX" carry forward the foundation established by Saul Stone in 1924 to today's modern financial services firm. Today, we provide an institutional-grade financial services ecosystem connecting our clients to 36 derivatives exchanges, 175 foreign exchange markets, nearly every global securities marketplace, and a number of bi-lateral liquidity venues via our network of highly integrated digital platforms and experienced professionals. Our platform delivers support throughout the entire lifecycle of a transaction, from consulting and boots-on-the-ground intelligence, to efficient execution, to post-trade clearing, custody and settlement.
We are a global brokerage and financial services firm providing execution, risk management and advisory services, market intelligence and clearing post-trade services across asset classes and markets around the world. We provide these services to a diverse group of more than 30,000 commercial and institutional clients and over 125,000 retail clients located in more than 130 countries. We help our clients to access market liquidity, maximize profits and manage risk. Our operating revenues are derived primarily from financial products and advisory services intended to fulfill our clients’ commercial needs and provide bottom-line benefits to their businesses. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,200 employees as of June 30, 2020. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the third quarter of fiscal 2020, worldwide social and economic activity became severely impacted by the spread and threat of coronavirus (“COVID-19”). In March 2020, COVID-19 was recognized as a global pandemic and has spread to many regions of the world, including all countries in which we have operations. The response by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations, has significantly impacted market volatility and general economic conditions. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Current Results of Operations
The COVID-19 pandemic has resulted in significant market volatility and unprecedented market conditions. Our third quarter results continue to reflect strong revenue growth in Equity and Debt Capital Markets primarily related to increased customer flow to our equity market making desk and a widening of spreads in fixed income products as a result of periods of high volatility in the global markets due to economic concerns related to the COVID-19 pandemic. We have also seen a growth in operating revenues driven by increased customer activity in our Exchange-Traded Futures & Options and FX Prime Brokerage businesses, as well as a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy.
Impact on Current Balance Sheet and Liquidity
We currently have a strong balance sheet and liquidity profile. In addition to our cash and cash equivalents as of June 30, 2020, we had $69.5 million of committed funds available under our credit facility for general working capital requirements. We believe we have sufficient liquidity and have preserved financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Impact on Clients
Our top priority is to service and care for our current clients. During this period of highly volatile markets, we have worked to prudently manage or reduce market risk exposures.
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
The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own immediate and continuing COVID-19 operational response. We have and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers.
Closing of $350 Million of Senior Secured Notes Due 2025 and Subsequent Closing of Gain Acquisition
On June 11, 2020, we closed on the previously-announced offering of $350 million in aggregate principal amount of 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount thereof. As previously disclosed, we used the net proceeds from the sale of the Senior Secured Notes to (1) fund the cash consideration for the merger of our wholly-owned subsidiary and Gain, with Gain surviving as our wholly-owned subsidiary, pursuant to the Agreement and Plan of Merger dated as of February 26, 2020 and approved by Gain’s stockholders on June 5, 2020 and (2) pay certain related transaction fees and expenses, and we intend to use the remaining proceeds, together with cash on hand, to (3) fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022.
On July 31, 2020, we completed our previously announced acquisition of Gain, an online provider of retail foreign exchange trading and related services. Gain is a provider of innovative trading technology and execution services to retail and institutional investors worldwide, with multiple access points to OTC markets and global exchanges across a wide range of asset classes, including foreign exchange, commodities and global equities.
OptionSellers
During the week ended November 16, 2018, balances in approximately 300 client accounts of the futures commission merchant (“FCM”) division of our wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
A CTA is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of, and subject to audit by, the National Futures Association (“NFA”). OptionSellers is registered under a CFTC Rule 4.7 exemption for “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of June 30, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Additionally, we have been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and intend to defend them vigorously. The ultimate outcome of these arbitrations cannot be presently determined; however we believe the likelihood of a material adverse outcome is remote.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. We do not currently believe that any potential losses related to this matter would materially and adversely impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Executive Summary
The third quarter of fiscal 2020 was a period in which we saw the continued effect of the COVID-19 pandemic on the global economy with heightened volatility and customer demand driving improved performance in our equity, debt and precious metals businesses which was partially offset by the effect of the economic slowdown on commodity prices and short-term interest rates resulting in lower performance in Commercial Hedging and Clearing and Execution Services. Combined, this resulted in $322.6 million of operating revenues for the current quarter, an increase of $39.2 million, or 14% compared to the prior year.
The growth in operating revenues was led by our Securities segment, which added $48.8 million versus the prior year, and Physical Commodities added $24.5 million, while partially offset by Commercial Hedging decreasing $21.3 million, Clearing and Execution Services decreasing $10.0 million and Global Payments decreasing $1.5 million in operating revenues compared to the prior year.
Overall, segment income increased $41.1 million or 59% compared to the prior year to $110.7 million in the third quarter. Securities segment income increased $43.4 million or 529%, versus the prior year, as Equity Capital Markets saw volumes increase 83% and Debt Capital Markets saw spreads widen 22%, adding $24.7 million and $19.4 million in segment income, respectively, compared to the prior year.
Physical Commodities segment income increased $17.5 million to $20.3 million in the third quarter versus the prior year. This was primarily driven by a $18.0 million increase in Precious Metals segment income as well as a $0.5 million decrease in segment income in our Physical Ag & Energy business.
Commercial Hedging segment income decreased 35%, to $19.2 million, as a result of 14% and 32% declines in exchange-traded and over-the-counter (“OTC”) transactional revenues, respectively as well as a $5.2 million decline in interest income.
CES segment income decreased 69%, or $8.2 million versus the prior year primarily as a result of $4.4 million and $3.0 million decreases in Exchange-Traded Futures & Options and Correspondent Clearing segment income, respectively, each of which were primarily driven by lower short-term interest rates. In addition, Derivative Voice Brokerage segment income declined $1.1 million while Independent Wealth Management segment income decreased $0.2 million compared to the prior year. These declines were partially offset by a $0.5 million increase FX Prime Brokerage segment income.
Global Payments segment income decreased $1.1 million or 6% compared to the prior year, primarily as a result of the decrease in operating revenues which was partially offset by a decline in non-variable direct expenses.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 61% of total expenses in the current period compared to 59% in the prior year period. Non-variable expenses, excluding bad debts increased $9.1 million, or 10%, period-over-period, as an incremental $5.1 million was related to new acquisitions and new business initiatives began since June 2019. Bad debt expense increased $1.3 million period-over-period.
For the third quarter of fiscal 2020, we recorded net income of $36.6 million compared to $16.3 million in the prior year period.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting cost of sales of physical commodities from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the three and nine month periods ended June 30, 2020 and 2019.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$7,944.5	5%	$7,599.3	$38,939.4	87%	$20,824.6
Principal gains, net	161.0	57%	102.3	442.0	45%	305.4
Commission and clearing fees	96.1	(1)%	97.5	299.9	6%	282.1
Consulting, management, and account fees	19.4	(6)%	20.7	63.3	7%	58.9
Interest income	22.4	(58)%	53.2	110.1	(25)%	146.4
Total revenues	8,243.4	5%	7,873.0	39,854.7	84%	21,617.4
Cost of sales of physical commodities	7,920.8	4%	7,589.6	38,888.5	87%	20,798.2
Operating revenues	322.6	14%	283.4	966.2	18%	819.2
Transaction-based clearing expenses	55.3	21%	45.7	165.4	19%	138.5
Introducing broker commissions	24.0	(19)%	29.6	79.8	(8)%	87.0
Interest expense	15.4	(64)%	42.5	79.2	(30)%	113.9
Net operating revenues	227.9	38%	165.6	641.8	34%	479.8
Compensation and benefits	132.5	31%	100.9	373.2	30%	287.9
Bad debts	1.8	260%	0.5	6.2	313%	1.5
Recovery of bad debt on physical coal	—	—	—	—	(100)%	(2.4)
Other expenses	44.6	5%	42.6	135.7	12%	121.3
Total compensation and other expenses	178.9	24%	144.0	515.1	26%	408.3
Other gain	—	—	—	0.1	(98)%	5.4
Income before tax	49.0	127%	21.6	126.8	65%	76.9
Income tax expense	12.4	134%	5.3	34.6	82%	19.0
Net income	$36.6	125%	$16.3	$92.2	59%	$57.9

Balance Sheet information:				June 30, 2020	% Change	June 30, 2019
Total assets				$12,389.5	23%	$10,054.9
Payables to lenders under loans				$313.8	(7)%	$337.7
Senior secured tern loan, net				$518.9	206%	$169.7
Stockholders’ equity				$688.8	21%	$570.5

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Volumes and Other Data:
Exchange-traded - futures and options (contracts, 000’s)	37,627.4	18%	31,765.5	119,299.3	21%	98,352.9
OTC (contracts, 000’s)	539.5	4%	518.0	1,638.0	25%	1,310.8
Global Payments (# of payments, 000’s)	194.8	11%	174.9	592.9	18%	504.3
Gold equivalent ounces traded (000’s)	101,596.1	13%	90,283.7	330,429.8	26%	263,224.4
Equity Capital Markets (gross dollar volume, millions)	$64,606.3	83%	$35,355.5	$191,490.5	65%	$115,903.0
Debt Capital Markets (gross dollar volume, millions)	$46,596.0	8%	$43,094.6	$138,411.7	(15)%	$162,001.9
FX Prime Brokerage volume (U.S. notional, millions)	$58,300.5	(30)%	$83,469.9	$262,650.8	3%	$253,850.2
Average assets under management in Argentina (U.S. dollar equivalents, millions)	$326.6	(7)%	$351.5	$313.2	(4)%	$327.2
Average client equity - futures and options (U.S. dollar, millions)	$3,026.5	57%	$1,927.3	$2,576.2	25%	$2,065.4
Average money market / FDIC sweep client balances (U.S. dollar, millions)	$1,260.5	64%	$769.3	$1,066.3	38%	$771.2
Operating Revenues
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues increased 14% to $322.6 million in the third quarter compared to $283.4 million in the prior year. The growth in operating revenues was led by our Securities and Physical Commodities segments which added $48.8 million and $24.5 million, respectively, versus the prior year. This growth in operating revenue was partially offset by declines of $21.3 million and $10.0 million in Commercial Hedging and Clearing and Execution Services segments, respectively. In addition, operating revenues in our Global Payments segment declined $1.5 million compared to the prior year.
Operating revenues in our Securities segment increased 66% compared to the prior year to a record $123.0 million in the third quarter. Both the Equity and Debt Capital Markets saw strong operating revenue growth, adding $36.9 million and $13.0 million, respectively, compared to the prior year. This growth was driven by continued periods of high volatility and increased customer demand in both the global equity and fixed income markets, resulting from economic concerns related to the COVID-19 pandemic. Equity Capital Markets saw an 83% increase in the gross dollar volume traded and a 68% increase in the revenue per $1,000 traded while the Debt Capital Markets saw an 8% increase in the principal dollar volume traded and a 22% increase in the revenue per $1,000 traded. Asset Management operating revenues declined $1.1 million compared to the prior year period.
Operating revenues in our Physical Commodity segment increased 167% to $39.2 million. This increase was driven by a $24.1 million increase in Precious Metals operating revenues, as the number of gold equivalent ounces traded increased 13% versus the prior year and the average revenue per ounce traded increased 288%. Operating revenues in our Physical Ag & Energy business increased $0.4 million versus the prior year, primarily driven by an increase in activity in our biodiesel feedstock activities.
Operating revenues in Commercial Hedging decreased 25% compared to the prior year to $65.1 million as a result of a $6.1 million decline in exchange-traded transactional revenues as well as a $10.1 million decline in OTC revenues versus the prior year. Exchange-traded volumes declined 20% versus the prior year while OTC volumes increased 4%. Interest income declined $5.2 million, despite a 24% increase in average client equity to $1.1 billion, as a result of the decline in short-term interest rates.
Operating revenues in our CES segment decreased 13% to $68.9 million in the third quarter. Exchange-Traded Futures & Options revenues declined 5% to $36.7 million, as an increase in commission and clearing fee revenue, driven by a 32% increase in contract volumes, was more than offset by a $6.1 million decline in interest income. FX Prime Brokerage operating revenues increased $0.8 million, despite a 30% decline in volumes compared to the prior year. Operating revenues in our Correspondent Clearing business declined $3.6 million compared to the prior year, to $5.2 million while Independent Wealth Management operating revenues declined $0.9 million to $19.1 million in the third quarter. Both Correspondent Clearing and Independent Wealth Management declines were driven by a decline in short-term interest rates. Operating revenues in Derivative Voice Brokerage declined $4.4 million versus the prior year period.
Operating revenues in our Global Payments segment decreased 5% in the third quarter to $27.4 million, as an 11% increase in the number of global payments was more than offset by a 16% decline in average revenue per trade compared to the prior year.

See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues increased 18% to $966.2 million in the current nine months ended compared to $819.2 million in the prior year. All segments of our business achieved growth in operating revenues versus the prior year with the exception of Clearing and Execution Services. This growth was led by our Securities and Physical Commodities segments, which added $106.2 million and $34.5 million, respectively, versus the prior year period. In addition, our Commercial Hedging segment added $9.7 million, while Global Payments added $2.2 million. Operating revenues in Clearing and Execution Services declined $6.4 million compared to the prior year.
Operating revenues in our Securities segment increased 49% to $322.0 million in the current nine months ended compared to the prior year. The Equity Capital Markets business increased 62%, to $171.7 million, as the gross dollar volume traded increased 65% as a result of increased market volatility and market share. Operating revenues in our Debt Capital Markets business increased 40%, to $145.8 million versus the prior year, driven by an 64% increase in the revenue per $1,000 traded compared to the prior year. Asset Management operating revenues declined 22%, to $4.5 million in the current nine months ended, as the average assets under management in Argentina declined 4%.
Our Physical Commodities segment operating revenues increased 71% to $83.3 million in the current nine months ended, as a result of a $31.6 million increase in Precious Metals operating revenues driven by increased customer demand as of result of global economic concerns surrounding the COVID-19 pandemic as well as the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH in the third quarter of fiscal 2019. In addition, Physical Ag & Energy operating revenues increased $2.9 million compared to the prior year period.
Operating revenues in Commercial Hedging increased 4% to $236.5 million in the current nine months ended. Exchange-traded revenues increased $3.3 million as a result of a 5% increase in exchange-traded volumes, while a 25% increase in OTC volumes drove a $15.0 million increase in OTC revenues compared to the prior year. Interest income declined $9.4 million versus the prior year as a result of a decline in short-term interest rates, while average client equity increased 5% to $988.6 million in the current nine months ended.
Global payment segment operating revenues increased 3%, to 88.2 million in the current nine months ended, as a result of an 18% increase in the number of payments made compared to the prior year, while the average revenue per payment declined 13% compared to the prior year.
Operating revenues in our CES segment declined 3% to $241.3 million in the current nine months ended compared to the prior year. Exchange-Traded Futures & Options operating revenues increased 1% versus the prior year to $125.2 million, as exchange-traded commission and clearing fee revenues increased $10.8 million, however lower short-term interest rates drove a $10.4 million decline in interest income compared to the prior year. Average client equity increased 41% to $1.6 billion in the current nine months ended. Our FX Prime Brokerage business added $2.7 million in operating revenues versus the prior year as a result of a 3% increase in foreign exchange volumes. The prior year period includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter. Correspondent Clearing operating revenues declined $3.9 million versus the prior year, while Independent Wealth Management businesses added $4.4 million in operating revenues. Operating revenues in our Derivative Voice Brokerage business declined $10.5 million compared to the prior year.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 21% to $55.3 million in the third quarter compared to $45.7 million in the prior year, and were 17% of operating revenues in the third quarter compared to 16% in the prior year. The increase in expense was primarily related to increased ADR conversion fees and clearing fees within Equity Capital Markets related to higher gross dollar volume traded, as well as higher volumes within Exchange-Traded Futures & Options, partially offset by decreased expense in LME and Financial Ag & Energy primarily related to lower volumes.
Introducing broker commissions: Introducing broker commissions decreased 19% to $24.0 million in the third quarter compared to $29.6 million in the prior year, and were 7% of operating revenues in the third quarter compared to 10% in the prior year. The decrease in expense was primarily seen within Financial Ag & Energy, LME, Exchange-Traded Futures & Options and Independent Wealth Management, as a result of lower revenues.
Interest expense: Interest expense decreased $27.1 million, or 64%, to $15.4 million in the third quarter compared to $42.5 million in the prior year. Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $27.9 million, to $11.5 million, in the third quarter compared to $39.4 million in the prior year primarily due to the impact of changes in the short-term interest rate environment. As a result, during the third quarter, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $17.5 million to $2.6 million compared to $20.1 million in the prior year. Additionally, as a result of the impact of lower short-term interest rates, during the third quarter interest expense directly attributable to securities lending activities decreased $5.4 million to $5.1 million compared to $10.5 million in the prior year and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $5.0 million to $3.8 million compared to $8.8 million.
During the third quarter and the prior year, interest expense related to corporate funding purposes was $3.9 million and $3.1 million, respectively, with the increase primary due to incremental interest related to the issuance of the Senior Secured Notes, partially offset by lower current short-term interest rates.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 19% to $165.4 million in the current nine months ended compared to $138.5 million in the prior year, and were 17% of operating revenues in the current nine months ended as well as in the prior year. The increase in expense primarily resulted from higher volumes within Exchange-Traded Futures & Options and higher clearing and exchange fees within Equity Capital Markets.
Introducing broker commissions: Introducing broker commissions decreased 8% to $79.8 million in the current nine months ended compared to $87.0 million in the prior year, and were 8% of operating revenues in the current nine months ended compared to 11% in the prior year. The decrease in the percentage of introducing broker commissions as a percentage of operating revenues was primarily a result of the overall growth in operating revenues that did not have related introducing broker payouts. The decrease in expense was primarily due to decreased activity in Exchange-Traded Futures & Options and Financial Ag & Energy, partially offset by an expense increase in Independent Wealth Management as a result of higher revenues.
Interest expense: Interest expense decreased $34.7 million, or 30%, to $79.2 million in the current nine months ended compared to $113.9 million in the prior year.
During the current nine months ended and the prior year, interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $70.4 million and $104.8 million, respectively. During the current nine months ended, interest expense directly attributable to trading activities conducted as an institutional dealer in fixed income securities was $31.0 million compared to $54.9 million in the prior year. During the current nine months ended, interest expense directly attributable to securities lending activities were $21.4 million compared to $25.0 million in the prior year. During the current nine months ended, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments was $18.0 million compared to $24.9 million, resulting primarily from the decrease in short-term interest rates along with lower average borrowings outstanding on our physical commodities financing facilities.
During the current nine months ended and the prior year, interest expense related to corporate funding purposes was $8.8 million and $9.1 million, respectively, due to lower current short-term interest rates, partially offset by incremental interest related to the issuance of senior secured notes during June 2020. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net operating revenues increased 38% to $227.9 million in the third quarter compared to $165.6 million in the prior year.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Net operating revenues increased 34% to $641.8 million in the current nine months ended compared to $479.8 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$78.5	45%	$54.0	$215.7	41%	$153.1
Fixed compensation and benefits	54.0	15%	46.9	157.5	17%	134.8
	132.5	31%	100.9	373.2	30%	287.9
Other expenses:
Trading systems and market information	11.8	20%	9.8	33.4	17%	28.5
Occupancy and equipment rental	5.4	8%	5.0	15.3	6%	14.4
Professional fees	6.1	5%	5.8	16.8	4%	16.1
Travel and business development	0.7	(83)%	4.0	8.4	(29)%	11.8
Non-trading technology and support	6.9	19%	5.8	18.8	25%	15.0
Depreciation and amortization	4.4	26%	3.5	12.5	30%	9.6
Communications	1.7	6%	1.6	4.8	(2)%	4.9
Bad debts	1.8	260%	0.5	6.2	313%	1.5
Recovery of bad debt on physical coal	—	n/m	—	—	n/m	(2.4)
Other	7.6	7%	7.1	25.7	22%	21.0
	46.4	8%	43.1	141.9	18%	120.4
Total compensation and other expenses	$178.9	24%	$144.0	$515.1	26%	$408.3
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Compensation and Other Expenses: Compensation and other expenses increased $34.9 million, or 24%, to $178.9 million in the third quarter compared to $144.0 million in the prior year. Compensation and other expenses related to acquisitions closed and new business initiatives began since June 2019 added $7.9 million in the third quarter.
Compensation and Benefits: Total compensation and benefits expense increased $31.6 million, or 31% to $132.5 million in the third quarter compared to $100.9 million in the prior year. Total compensation and benefits were 41% of operating revenues in the third quarter compared to 36% in the prior year. The variable portion of compensation and benefits increased by $24.5 million, or 45%, to $78.5 million in the third quarter compared to $54.0 million in the prior year. Variable compensation and benefits were 34% of net operating revenues in the third quarter compared to 33% in the prior year. The primary driver of the increase in variable compensation was the increased front office variable incentive compensation of $21.4 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $3.1 million to $10.1 million in the third quarter compared to $7.0 million in the prior year.
The fixed portion of compensation and benefits increased $7.1 million, or 15% to $54.0 million in the third quarter compared to $46.9 million in the prior year. Non-variable salaries increased $5.3 million, or 16%, primarily due to our recent acquisitions and new business initiatives, which added $2.2 million in the third quarter. Employee benefits, excluding share-based compensation, increased $2.4 million in the third quarter, primarily related to higher payroll, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.4 million in the third quarter compared to $2.1 million in the prior year. The number of employees increased 6% to 2,272 at the end of the third quarter compared to 2,151 at the beginning of the third quarter. The number of employees at the end of the prior year period was 1,886.
Other Expenses: Other non-compensation expenses increased $3.3 million, or 8% to $46.4 million in the third quarter compared to $43.1 million in the prior year. Other non-compensation expenses related to acquisitions closed and new business initiatives began after June 2019 added $2.3 million in the third quarter.
Trading systems and market information increased $2.0 million, of which $0.9 million was related to incremental costs from recent acquisitions and new business initiatives. Travel and business development decreased $3.3 million primarily as a result of the impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Non-trading technology and support increased $1.1 million, primarily due to higher external data center services and non-trading software implementation costs related to various IT, client engagement, accounting and human resources systems. Depreciation and amortization increased $0.9 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions.
Bad debts increased $1.3 million over the prior year. During the third quarter, provision for bad debts were $3.5 million, primarily related to $2.4 million of exchange-traded client trading account deficits in the Clearing & Execution Services segment and $1.1 million of OTC client trading account deficits in Commercial Hedging, partially offset by recovery of a $1.7 million OTC client trading account deficit in Commercial Hedging. During the prior year, bad debt expense was $0.5 million and primarily related to OTC client trading account deficits in Commercial Hedging.
Provision for Taxes: The effective income tax rate was 25% in the third quarter as well as in the prior year. For the three months ended June 30, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Compensation and Other Expenses: Compensation and other expenses increased $106.8 million, or 26%, to $515.1 million in the current nine months ended compared to $408.3 million in the prior year. Compensation and other expenses related to acquisitions closed and new business initiatives began after September 2018 added $31.1 million in the current nine months ended.
Compensation and Benefits: Total compensation and benefits expense increased $85.3 million, or 30% to $373.2 million in the current nine months ended compared to $287.9 million in the prior year. Total compensation and benefits were 39% of operating revenues in the current nine months ended compared to 35% in the prior year. The variable portion of compensation and benefits increased $62.6 million, or 41%, to $215.7 million in the current nine months ended compared to $153.1 million in the prior year. Variable compensation and benefits were 34% of net operating revenues in the current nine months ended compared to 32% in the prior year. The primary driver of the increase in variable compensation was the increased front office variable incentive compensation of $54.8 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $7.8 million to $28.8 million in the current nine months ended compared to $21.0 million in the prior year, primarily due to increased headcount and company performance.
The fixed portion of compensation and benefits increased $22.7 million, or 17% to $157.5 million in the current nine months ended compared to $134.8 million in the prior year. Non-variable salaries increased $17.6 million, or 19%, primarily due to our recent acquisitions and new business initiatives, which added $8.3 million in the current nine months ended. Employee benefits, excluding share-based compensation, increased $5.6 million in the current nine months ended, primarily related to higher payroll, health care, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $7.4 million in the current nine months ended compared to $5.9 million in the prior year. The number of employees was 2,272 at the end of the current nine months ended compared to 2,012 at the end of the prior year.
Other Expenses: Other non-compensation expenses increased $21.5 million, or 18% to $141.9 million in the current nine months ended compared to $120.4 million in the prior year. Other non-compensation expenses related to acquisitions closed and new business initiatives began after September 2018 added $7.4 million in the current nine months ended.
Trading systems and market information costs increased $4.9 million, of which $3.7 million was related to incremental costs from recent acquisitions and new business initiatives. Travel and business development decreased $3.4 million primarily as a result of the impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Non-trading technology and support increased $3.8 million, primarily due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems, higher costs from external data center services, and incremental costs due to acquisitions and new business initiatives during the current nine months ended. Depreciation and amortization increased primarily due to higher depreciation expense of leaseholds and IT equipment, and higher amortization expense of intangible assets recorded as part of the acquisitions completed during the current nine months ended. The increase in other expense primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.
Excluding the recovery of bad debt on physical coal discussed below, bad debts increased $4.7 million year-over-year. During the current nine months ended, bad debts were $6.2 million, primarily related to $3.3 million of OTC client trading account deficits in the Commercial Hedging segment, $2.7 million of exchange-traded client trading account deficits in the Clearing & Execution Services segment and $0.2 million in uncollected receivables in the Physical Commodities segment. During the prior year, bad debts were $1.5 million, primarily related to agricultural and metals OTC client trading account deficits in Commercial Hedging.
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

Other Gain: The prior year includes a bargain purchase gain of $5.4 million related to the acquisition of the former subsidiary GMP Securities LLC, which was subsequently merged into StoneX Financial Inc.
Provision for Taxes: The effective income tax rate was 27% in the current nine months ended compared to 25% in the prior year. For the nine months ended June 30, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The estimated GILTI tax expense increased the effective rate approximately 1.0% and 1.3% for the nine months ended June 30, 2020 and 2019, respectively. The amount of foreign earnings taxed at higher tax rates increased the effective tax rate approximately 2.0% and 1.4% for the nine months ended June 30, 2020 and 2019, respectively. The estimated U.S. state and local taxes increased the effective tax rate approximately 1.7% and 1.2% for the nine months ended June 30, 2020 and 2019, respectively.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$8.9	46%	$6.1	$25.2	39%	$18.1
Fixed compensation and benefits	20.6	11%	18.6	62.3	15%	54.2
	29.5	19%	24.7	87.5	21%	72.3
Other expenses:
Trading systems and market information	0.9	200%	0.3	2.1	110%	1.0
Occupancy and equipment rental	5.3	6%	5.0	15.2	6%	14.3
Professional fees	5.3	61%	3.3	13.2	31%	10.1
Travel and business development	0.2	(71)%	0.7	2.2	(21)%	2.8
Non-trading technology and support	5.3	20%	4.4	14.7	30%	11.3
Depreciation and amortization	4.1	46%	2.8	11.8	53%	7.7
Communications	1.5	7%	1.4	4.2	(9)%	4.6
Other	5.1	24%	4.1	15.5	27%	12.2
	27.7	26%	22.0	78.9	23%	64.0
Total compensation and other expenses	$57.2	22%	$46.7	$166.4	22%	$136.3
Total unallocated costs and other expenses increased $10.5 million to $57.2 million in the third quarter compared to $46.7 million in the prior year. Compensation and benefits increased $4.8 million, or 19%, to $29.5 million in the third quarter compared to $24.7 million in the prior year. The increase in fixed compensation and benefits was primarily related to a 27% increase in headcount across several administrative departments, including IT, compliance and accounting. The increase in variable compensation and benefits was primarily due to improved overall company performance. Other non-compensation expenses increased $5.7 million, or 26%, to $27.7 million in the third quarter compared to $22.0 million in the prior year primarily related to higher professional fees incurred in conjunction with the increased merger and acquisitions activity and increased amortization of intangibles acquired, as well as $1.4 million of incremental costs related to acquisitions closed and new business initiatives began after June 2019.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Total unallocated costs and other expenses increased $30.1 million to $166.4 million in the current nine months ended compared to $136.3 million in the prior year. Compensation and benefits increased $15.2 million, or 21% to $87.5 million in the current nine months ended compared to $72.3 million in the prior year. During the current nine months ended, the increase in fixed compensation and benefits was primarily related to a 27% increase in headcount across several administrative departments, including IT, compliance and accounting. The increase in variable compensation and benefits was primarily due to improved overall company performance.
Other non-compensation expenses increased $14.9 million, or 23%, to $78.9 million in the current nine months ended compared to $64.0 million in the prior year. Non-trading technology and support increased due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems and higher costs from external data center services. The increase in other expense primarily related to our jointly held internal bi-annual global sales meeting and customer Global Markets Outlook Conference held during February 2020.

Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Variable compensation and benefits	$78.5	30%	$54.0	25%	$215.7	29%	$153.1	24%
Transaction-based clearing expenses	55.3	22%	45.7	21%	165.4	22%	138.5	22%
Introducing broker commissions	24.0	9%	29.6	13%	79.8	10%	87.0	14%
Total variable expenses	157.8	61%	129.3	59%	460.9	61%	378.6	60%
Fixed compensation and benefits	54.0	21%	46.9	21%	157.5	20%	134.8	21%
Other fixed expenses	44.6	17%	42.6	20%	135.7	18%	121.3	19%
Bad debts	1.8	1%	0.5	—%	6.2	1%	1.5	—%
Recovery of bad debt on physical coal	—	—%	—	—%	—	—%	(2.4)	—%
Total non-variable expenses	100.4	39%	90.0	41%	299.4	39%	255.2	40%
Total non-interest expenses	$258.2	100%	$219.3	100%	$760.3	100%	$633.8	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2020 and 2019, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 61% in the third quarter compared to 59% in the prior year. As a percentage of total non-interest expenses, variable expenses were 61% in the current nine months ended compared to 60% in the prior year.
During the third quarter, non-variable expenses, excluding bad debts, increased $9.1 million, or 10%, period-over-period, of which $5.1 million of the increase related to acquisitions closed and new business initiatives began after June 2019. During the current nine months ended, non-variable expenses, excluding bad debts and the recovery of bad debt on physical coal, increased $37.1 million, or 14%, period-over-period, of which $18.3 million of the increase related to acquisitions closed and new business initiatives began after September 2018. We view these acquisitions and expansion efforts as long-term strategic decisions, and they provided incremental pre-tax income for the current quarter and current nine months ended.
Segment Information
Our business activities are managed as operating segments and organized into reportable segments as follows:

StoneX Group Inc.

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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2020	% of Operating Revenues	2019	% of Operating Revenues	2020	% of Operating Revenues	2019	% of Operating Revenues
Revenues:
Sales of physical commodities	$7,944.5		$7,599.3		$38,939.4		$20,824.6
Principal gains, net	161.9		100.9		441.5		305.4
Commission and clearing fees	96.6		97.2		301.1		282.4
Consulting, management, and account fees	17.3		20.1		60.2		57.1
Interest income	24.1		55.2		117.6		153.8
Total revenues	8,244.4		7,872.7		39,859.8		21,623.3
Cost of sales of physical commodities	7,920.8		7,589.6		38,888.5		20,798.2
Operating revenues	323.6	100%	283.1	100%	971.3	100%	825.1	100%
Transaction-based clearing expenses	54.9	17%	45.4	16%	164.4	17%	137.8	17%
Introducing broker commissions	24.0	7%	29.5	10%	79.8	8%	86.9	11%
Interest expense	12.3	4%	41.3	15%	74.6	8%	110.1	13%
Net operating revenues	232.4		166.9		652.5		490.3
Variable direct compensation and benefits	68.8	21%	47.3	17%	188.2	19%	133.1	16%
Net contribution	163.6		119.6		464.3		357.2
Fixed compensation and benefits	29.0		24.5		82.4		69.3
Other fixed expenses	22.1		25.0		71.9		70.5
Bad debts	1.8		0.5		6.2		1.5
Recovery of bad debt on physical coal	—		—		—		(2.4)
Total non-variable direct expenses	52.9	16%	50.0	18%	160.5	17%	138.9	17%
Segment income	$110.7		$69.6		$303.8		$218.3
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net contribution for all of our business segments increased 37% to $163.6 million in the third quarter compared to $119.6 million in the prior year. Segment income increased to $110.7 million in the third quarter compared to $69.6 million in the prior year.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Net contribution for all of our business segments increased 30% to $464.3 million in the current nine months ended compared to $357.2 million in the prior year. Segment income increased 39% to $303.8 million in the current nine months ended compared to $218.3 million in the prior year.

Commercial Hedging
We serve our commercial clients through our team of risk management consultants, providing a high-value-added service that we believe differentiates us from our competitors and maximizes the opportunity to retain our clients. Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risks. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific client objectives. Our clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
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
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	29.2	(26)%	39.3	120.0	18%	101.4
Commission and clearing fees	30.1	(17)%	36.2	91.4	—%	91.7
Consulting, management, and account fees	4.0	3%	3.9	12.5	7%	11.7
Interest income	1.8	(74)%	7.0	12.6	(43)%	22.0
Total revenues	65.1	(25)%	86.4	236.5	4%	226.8
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	65.1	(25)%	86.4	236.5	4%	226.8
Transaction-based clearing expenses	9.4	(10)%	10.5	29.1	3%	28.3
Introducing broker commissions	4.8	(44)%	8.5	17.1	(11)%	19.2
Interest expense	0.1	(80)%	0.5	0.9	(31)%	1.3
Net operating revenues	50.8	(24)%	66.9	189.4	6%	178.0
Variable compensation and benefits	14.8	(22)%	18.9	55.5	11%	50.1
Net contribution	36.0	(25)%	48.0	133.9	5%	127.9
Fixed compensation and benefits	8.9	7%	8.3	26.3	5%	25.0
Other fixed expenses	8.5	(11)%	9.6	27.8	(2)%	28.5
Bad debts	(0.6)	(250)%	0.4	3.3	175%	1.2
Total non-variable direct expenses	16.8	(8)%	18.3	57.4	5%	54.7
Segment income	$19.2	(35)%	$29.7	$76.5	5%	$73.2
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Transactional revenues (in millions):
Agricultural	$21.7	(17)%	$26.3	$65.0	3%	$63.4
Energy and renewable fuels	2.7	13%	2.4	7.2	13%	6.4
LME metals	11.2	(7)%	12.0	42.8	8%	39.5
Other	1.8	(36)%	2.8	6.3	(28)%	8.7
	$37.4	(14)%	$43.5	$121.3	3%	$118.0
Selected data:
Futures and options (contracts, 000’s)	6,673.6	(20)%	8,323.5	22,492.4	5%	21,414.1
Average rate per contract	$5.51	7%	$5.15	$5.31	(2)%	$5.41
Average client equity - futures and options (millions)	$1,118.3	24%	$901.3	$988.6	5%	$941.0

	OTC
	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Transactional revenues (in millions):
Agricultural	$15.3	(42)%	$26.3	$53.5	(10)%	$59.2
Energy and renewable fuels	4.3	—%	4.3	30.1	121%	13.6
Other	2.3	64%	1.4	6.5	183%	2.3
	$21.9	(32)%	$32.0	$90.1	20%	$75.1
Selected data:
Volume (contracts, 000’s)	539.5	4%	518.0	1,638.0	25%	1,310.8
Average rate per contract	$39.23	(35)%	$60.49	$53.62	(4)%	$55.60
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues decreased 25% to $65.1 million in the third quarter compared to $86.4 million in the prior year. Exchange-traded revenues decreased 14%, to $37.4 million in the third quarter as exchange-traded contract volumes decreased 20% versus the prior year. These declines were primarily in agricultural commodities, as the prior year quarter benefited from strong performance in domestic grain markets due to weather-related volatility. The average rate per contract increased 7% compared to the prior year to $5.51.
OTC revenues decreased 32% to $21.9 million in the third quarter compared to $32.0 million in the prior year, with a 4% increase in OTC volumes, more than offset by a 35% decline in the average rate per contract in the third quarter compared to the prior year. This was primarily driven by a 42% decline in agricultural OTC revenues versus the prior year, as the prior year quarter benefited from strong performance in domestic and South American grain markets due to weather-related volatility.
Consulting, management, and account fees increased modestly compared to the prior year to $4.0 million in the third quarter. Interest income decreased 74%, to $1.8 million compared to $7.0 million in the prior year, driven primarily by declines in short-term interest rates. The impact of interest rate cuts was partially offset by a 24% increase in average equity for exchange-traded futures and options clients versus the prior year to $1.1 billion in the third quarter.
Segment income decreased 35% to $19.2 million in the third quarter compared to $29.7 million in the prior year, primarily as a result of the $21.3 million decline in operating revenues. This decline in operating revenues was partially offset by a $0.5 million decline in non-variable direct expenses and a $1.0 million favorable change in bad debts due to net recoveries of $0.6 million in the third quarter. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 45% compared to 44% in the prior year, primarily as the result of the decline in interest income.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues increased 4% to $236.5 million in the current nine months ended compared to $226.8 million in the prior year. Exchange-traded revenues increased 3% to $121.3 million in the current nine months ended driven by increases in agricultural commodities as well as in LME metals which were partially offset by declines in activity from certain omnibus relationships in the Far East, which are reflected in the ‘Other’ category above. Overall exchange-traded contract volume increased 5%, while the average rate per contract decreased 2% to $5.31.
OTC revenues increased 20%, to $90.1 million in the current nine months ended driven by a 25% increase in OTC volumes, which was partially offset by a 4% decline in the average rate per contract compared to the prior year. The increase in OTC revenues was primarily driven by a $16.5 million increase in energy and renewable fuels revenues as a result of high volatility caused by economic concerns over the COVID-19 pandemic. Agricultural OTC revenues declined 10% as the prior year period included strong performance driven by weather related volatility. OTC revenues noted in the ‘Other’ category above, were negatively affected in the prior year period by the marked-to-market declines, related to longer tenor positions, which were directionally hedged but suffered from declines in value during periods of lower market activity at the end of the calendar year.
Consulting, management and account fees increased 7% to $12.5 million in the current nine months ended compared to $11.7 million in the prior year while interest income declined 43%, to $12.6 million, in the current nine months ended compared to $22.0 million in the prior year. The decline in interest income was driven by lower short-term interest rates as a result of FOMC actions to reduce short-term interest rates in the first and second quarters of fiscal 2020 which was partially offset by a 5% increase in average client equity to $988.6 million.
Segment income increased 5% to $76.5 million in the current nine months ended compared to $73.2 million in the prior year, driven by the growth in operating revenues which was partially offset by a $2.7 million increase in non-variable direct expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 43% in both the current nine months ended as well as in the prior year.

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
Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through our global network of approximately 325 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis and derive principal gains, net revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies.
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	25.9	(6)%	27.5	83.4	2%	81.7
Commission and clearing fees	0.9	(10)%	1.0	2.9	4%	2.8
Consulting, management, account fees	0.6	50%	0.4	1.9	36%	1.4
Interest income	—	—	—	—	(100)%	0.1
Total revenues	27.4	(5)%	28.9	88.2	3%	86.0
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	27.4	(5)%	28.9	88.2	3%	86.0
Transaction-based clearing expenses	1.2	—%	1.2	3.9	11%	3.5
Introducing broker commissions	0.1	(50)%	0.2	0.4	(33)%	0.6
Interest expense	0.1	n/m	—	0.1	(50)%	0.2
Net operating revenues	26.0	(5)%	27.5	83.8	3%	81.7
Variable compensation and benefits	5.1	(2)%	5.2	16.5	8%	15.3
Net contribution	20.9	(6)%	22.3	67.3	1%	66.4
Fixed compensation and benefits	3.1	19%	2.6	8.7	23%	7.1
Other fixed expenses	1.9	(30)%	2.7	6.6	(16)%	7.9
Bad debts	—	—	—	—	—	—
Total non-variable direct expenses	5.0	(6)%	5.3	15.3	2%	15.0
Segment income	$15.9	(6)%	$17.0	$52.0	1%	$51.4
Selected data:
Global Payments (# of payments, 000’s)	194.8	11%	174.9	592.9	18%	504.3
Average revenue per payment	$137.58	(16)%	$162.95	$145.56	(13)%	$167.56

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues decreased 5% to $27.4 million in the third quarter compared to $28.9 million in the prior year as an 11% growth in volume of payments made was more than offset by a 16% decline in the average revenue per payment compared to the prior year. The increase in the volume of payments made is a result of the continued expansion of payment flow into additional markets by recently on-boarded commercial banking clients. The number of larger debt capital market transactions from our international banking clients decreased in the third quarter compared to the prior year due to the global economic slowdown impact of the COVID-19 pandemic, resulting in the decline in the average revenue per payment in the current period.
Segment income decreased 6% to $15.9 million in the third quarter compared to $17.0 million in the prior year. This decrease was primarily a result of the decline in operating revenues, which was partially offset by lower non-variable direct expenses including trade system costs and travel and business development. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the third quarter as well as in the prior year.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues increased 3% to $88.2 million in the current nine months ended compared to $86.0 million in the prior year, driven by 18% growth in the volume of payments made which was partially offset by a 13% decline in the average revenue per payment compared to the prior year. The volume of payments increased over the prior year period as a result of the continued expansion of payment flow into additional markets by recently on-boarded commercial banking clients.The number of larger debt capital market transactions from our international banking clients decreased in the third quarter compared to the prior year due to the global economic slowdown impact of the COVID-19 pandemic, resulting in the decline in the average revenue per payment in the current year.
Segment income increased 1% to $52.0 million in the current nine months ended compared to $51.4 million in the prior year. This increase primarily resulted from higher operating revenues, partially offset by a $0.3 million increase in non-variable direct expenses versus the prior year period. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 24% in the current nine months ended compared to 23% in the prior year.
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

The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	88.4	203%	29.2	197.8	108%	95.2
Commission and clearing fees	13.6	97%	6.9	38.3	81%	21.2
Consulting, management, and account fees	1.8	(14)%	2.1	5.6	2%	5.5
Interest income	19.2	(47)%	36.0	80.3	(14)%	93.9
Total revenues	123.0	66%	74.2	322.0	49%	215.8
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	123.0	66%	74.2	322.0	49%	215.8
Transaction-based clearing expenses	16.5	57%	10.5	44.3	28%	34.7
Introducing broker commissions	0.4	(50)%	0.8	1.3	(13)%	1.5
Interest expense	9.0	(72)%	32.6	58.1	(32)%	85.2
Net operating revenues	97.1	220%	30.3	218.3	131%	94.4
Variable compensation and benefits	32.8	165%	12.4	76.1	120%	34.6
Net contribution	64.3	259%	17.9	142.2	138%	59.8
Fixed compensation and benefits	8.7	58%	5.5	23.0	65%	13.9
Other fixed expenses	4.0	(5)%	4.2	12.5	26%	9.9
Bad debts	—	—	—	—	—%	—
Total non-variable direct expenses	12.7	31%	9.7	35.5	49%	23.8
Segment income	$51.6	529%	$8.2	$106.7	196%	$36.0
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Operating revenues by product line (in millions):
Equity Capital Markets	$68.2	118%	$31.3	$171.7	62%	$105.7
Debt Capital Markets	53.9	32%	40.9	145.8	40%	104.3
Asset Management	0.9	(55)%	2.0	4.5	(22)%	5.8
	$123.0	66%	$74.2	$322.0	49%	$215.8
Selected data:
Equity Capital Markets (gross dollar volume, millions)	$64,606.3	83%	$35,355.5	$191,490.5	65%	$115,903.0
Equity Capital Markets revenue per $1,000 traded	$0.96	68%	$0.57	$0.76	12%	$0.68
Debt Capital Markets (principal dollar volume, millions)	$46,596.0	8%	$43,094.6	$138,411.7	(15)%	$162,001.9
Debt Capital Markets revenue per $1,000 traded	$1.16	22%	$0.95	$1.05	64%	$0.64
Average assets under management in Argentina (millions)	$326.6	(7)%	$351.5	$313.2	(4)%	$327.2
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues increased 66% to a record $123.0 million in the third quarter compared to $74.2 million in the prior year.
Operating revenues in Equity Capital Markets increased 118% in the third quarter compared to the prior year period as the gross dollar volume traded increased 83% and the average revenue per $1,000 traded increased 68% compared to the prior year period. The strong volume growth was primarily related to increased customer flow to our equity market making desk as a result of periods of high volatility in the global equities markets due to economic concerns related to the COVID-19 pandemic. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 32% in the third quarter compared to the prior year, as principal dollar volumes increased 8% and the revenue per $1,000 traded increased 22% compared to the prior year. The increase in the revenue per $1,000 traded was the result of a widening of spreads due to increased volatility as a result of the global pandemic.
Operating revenues in Asset Management decreased 55% in the third quarter compared to the prior year due primarily to difficult market conditions in Argentina, including volatility in the Argentine peso. Average assets under management in Argentina declined 7% in the third quarter to $326.6 million compared to $351.5 million in the prior year.

Segment income increased 529% to $51.6 million in the third quarter compared to $8.2 million in the prior year. Segment income in our Equity Capital Markets business increased $24.7 million to $24.9 million, as a result of the significant increase in operating revenues which was partially offset by a $2.2 million increase in non-variable direct expenses, primarily associated with the continued build out of several recent initiatives including equity prime brokerage. Segment income in our Debt Capital Markets business increased $19.4 million to $26.3 million, primarily driven by the increase in operating revenues noted above. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 40% in the third quarter compared to 32% in the prior year. This increase in variable expenses was primarily driven by an increase in variable compensation resulting from a change in compensation structure within Equity Capital Markets for fiscal 2020 to a higher-variable and less-fixed compensation model, along with the significant increase in operating revenues.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues increased 49% to $322.0 million in the current nine months ended compared to $215.8 million in the prior year.
Operating revenues in Equity Capital Markets increased 62% in the current nine months ended compared to the prior year. This increase was driven by a 65% increase in the gross dollar volume traded, most notably in the second quarter of fiscal 2020 as well as a well as a widening of spreads in the third quarter, each of which were driven by heightened volatility in the global equity markets due to economic concerns related to the COVID-19 pandemic. Equity Capital Markets operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in Debt Capital Markets increased 40% in the current nine months ended compared to the prior year, despite a 15% decline in the principal dollar volume traded, as the revenue per $1,000 traded increased 64% in the current nine months ended compared to the prior year. Asset Management operating revenues decreased 22% in the current nine months ended compared to the prior year as average assets under management in Argentina decreased 4% to $313.2 million in the current nine months ended compared to $327.2 million in the prior year.
Segment income increased 196% to $106.7 million in the current nine months ended compared to $36.0 million in the prior year, primarily as a result of the increase in operating revenues noted above, which was tempered by higher variable compensation expense as a percentage of operating revenues due to strong performance in the current nine months ended, as well as an $11.7 million increase in non-variable direct expenses, primarily associated with the continued build out of several recent acquisitions and initiatives, including equity prime brokerage. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 38% in the current nine months ended compared to 33% in the prior year, primarily as the result of a higher variable compensation, which was partially offset by a decrease in transaction-based clearing expenses.
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

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Revenues:
Sales of physical commodities	$7,944.5	5%	$7,599.3	$38,939.4	87%	$20,824.6
Principal gains, net	13.5	1,025%	1.2	22.7	92%	11.8
Commission and clearing fees	—	n/m	—	—	n/m	0.1
Consulting, management, and account fees	0.6	(33)%	0.9	1.8	(10)%	2.0
Interest income	1.4	(52)%	2.9	7.9	(7)%	8.5
Total revenues	7,960.0	5%	7,604.3	38,971.8	87%	20,847.0
Cost of sales of physical commodities	7,920.8	4%	7,589.6	38,888.5	87%	20,798.2
Operating revenues	39.2	167%	14.7	83.3	71%	48.8
Transaction-based clearing expenses	0.6	50%	0.4	1.6	78%	0.9
Introducing broker commissions	0.3	200%	0.1	0.8	300%	0.2
Interest expense	2.6	(42)%	4.5	9.8	(22)%	12.5
Net operating revenues	35.7	268%	9.7	71.1	102%	35.2
Variable compensation and benefits	11.5	248%	3.3	21.8	114%	10.2
Net contribution	24.2	278%	6.4	49.3	97%	25.0
Fixed compensation and benefits	2.5	9%	2.3	7.1	4%	6.8
Other fixed expenses	1.4	17%	1.2	4.5	15%	3.9
Bad debts	—	(100)%	0.1	0.2	—%	0.2
Recovery of bad debt on physical coal	—	n/m	—	—	n/m	(2.4)
Total non-variable direct expenses	3.9	8%	3.6	11.8	39%	8.5
Segment income	$20.3	625%	$2.8	$37.5	127%	$16.5
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended June 30,			Nine Months Ended June 30,
($ in millions, except revenue per ounce traded)	2020	% Change	2019	2020	% Change	2019
Total revenues	$7,623.0	4%	$7,331.7	$37,984.3	90%	$19,963.5
Cost of sales of physical commodities	7,591.4	4%	7,324.2	37,925.6	90%	19,936.4
Operating revenues	$31.6	321%	$7.5	$58.7	117%	$27.1
Selected data:
Gold equivalent ounces traded (000’s)	101,596.1	13%	90,283.7	330,429.8	26%	263,224.4
Average revenue per ounce traded	$0.31	288%	$0.08	$0.18	80%	$0.10

	Physical Ag & Energy
	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Total revenues	$337.0	24%	$272.6	$987.5	12%	$883.5
Cost of sales of physical commodities	329.4	24%	265.4	962.9	12%	861.8
Operating revenues	$7.6	6%	$7.2	$24.6	13%	$21.7
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues for Physical Commodities increased 167% to $39.2 million in the third quarter compared to $14.7 million in the prior year.
Precious Metals operating revenues increased 321% to $31.6 million in the third quarter compared to $7.5 million in the prior year, as global precious metal market dislocations related to the COVID-19 pandemic resulted into a widening of spreads and an increase in physical premiums which drove a 288% increase in the average revenue per ounce traded. Increased customer demand for precious metals drove a 13% increase in the number of gold equivalent ounces traded compared to the prior year. The prior year period includes a $2.5 million unrealized loss on derivative positions held against precious metals inventory carried at the lower of cost or net realizable value in our non-broker dealer subsidiaries.
Operating revenues in Physical Ag & Energy increased 6% to $7.6 million in the third quarter compared to the prior year. The increase in operating revenues was largely due to increased activity with customers in biodiesel feedstock markets which was partially offset by lower activity in our commodity financing programs. These increases in operating revenues were partially tempered by a $2.4 million unrealized loss on derivative positions held against energy inventories carried at the lower of cost or net realizable value.
Segment income increased 625% to $20.3 million in the third quarter compared to $2.8 million in the prior year, primarily as a result of the increases in operating revenues noted above, partially offset by a related increase in variable compensation.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues for Physical Commodities increased 71% to $83.3 million in the current nine months ended compared to $48.8 million in the prior year.
Precious Metals operating revenues increased 117% to $58.7 million in the current nine months ended compared to $27.1 million in the prior year. The number of gold equivalent ounces traded increased 26% compared to the prior year period, while the average revenue per ounce traded increased 80% in the current nine months ended compared to the prior year. The growth in operating revenues was driven by the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH in the third quarter of fiscal 2019 as well as a significant increase in customer demand and a widening of spreads due to market dislocations related to the COVID-19 global pandemic and the resulting effect on the global precious metals market.
Operating revenues in Physical Ag & Energy increased 13% to $24.6 million in the current nine months ended compared to $21.7 million in the prior year. The increase in operating revenues was largely due to increased activity with customers in biodiesel feedstock markets. These increases in operating revenues were partially tempered by a $2.4 million unrealized loss on derivative positions held against energy inventories carried at the lower of cost or net realizable value.
Segment income increased 127% to $37.5 million in the current nine months ended compared to $16.5 million in the prior year driven by the increase in operating revenues. The prior year period included a $2.4 million recovery on the bad debt on physical coal.
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
As of June 30, 2020, our U.S. FCM held $2.7 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCM’s.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. Our independent wealth management business, which offers a comprehensive product suite to retail clients nationwide, clears through this platform. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with approximately $15.0 billion in assets under management or administration as of June 30, 2020.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2020	% Change	2019	2020	% Change	2019
Sales of physical commodities	$—	—	$—	$—	—	$—
Principal gains, net	4.9	32%	3.7	17.6	15%	15.3
Commission and clearing fees	52.0	(2)%	53.1	168.5	1%	166.6
Consulting, management, and account fees	10.3	(20)%	12.8	38.4	5%	36.5
Interest income	1.7	(82)%	9.3	16.8	(43)%	29.3
Total revenues	68.9	(13)%	78.9	241.3	(3)%	247.7
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	68.9	(13)%	78.9	241.3	(3)%	247.7
Transaction-based clearing expenses	27.2	19%	22.8	85.5	21%	70.4
Introducing broker commissions	18.4	(8)%	19.9	60.2	(8)%	65.4
Interest expense	0.5	(86)%	3.7	5.7	(48)%	10.9
Net operating revenues	22.8	(30)%	32.5	89.9	(11)%	101.0
Variable compensation and benefits	4.6	(39)%	7.5	18.3	(20)%	22.9
Net contribution	18.2	(27)%	25.0	71.6	(8)%	78.1
Fixed compensation and benefits	5.8	—%	5.8	17.3	5%	16.5
Other fixed expenses	6.3	(14)%	7.3	20.5	1%	20.3
Bad debts	2.4	n/m	—	2.7	2,600%	0.1
Total non-variable direct expenses	14.5	11%	13.1	40.5	10%	36.9
Segment income	$3.7	(69)%	$11.9	$31.1	(25)%	$41.2
The following table sets forth operating revenues by product line and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Operating revenues by product line (in millions):
Exchange-Traded Futures & Options	$36.7	(5)%	$38.6	$125.2	1%	$124.3
FX Prime Brokerage	4.9	20%	4.1	19.1	16%	16.4
Correspondent Clearing	5.2	(41)%	8.8	21.6	(15)%	25.5
Independent Wealth Management	19.1	(5)%	20.0	62.5	8%	58.1
Derivative Voice Brokerage	3.0	(59)%	7.4	12.9	(45)%	23.4
Operating revenues	$68.9	(13)%	$78.9	$241.3	(3)%	$247.7
Selected data:
Exchange-traded - futures and options (contracts, 000’s)	30,953.8	32%	23,442.0	96,806.9	26%	76,938.8
Exchange-traded - futures and options average rate per contract	$1.11	(13)%	$1.27	$1.12	(11)%	$1.26
Average client equity - futures and options (millions)	$1,908.2	86%	$1,026.0	$1,587.6	41%	$1,124.4
FX Prime Brokerage volume (U.S. notional, millions)	$58,300.5	(30)%	$83,469.9	$262,650.8	3%	$253,850.2
Average money market / FDIC sweep client balances (millions)	$1,260.5	64%	$769.3	$1,066.3	38%	$771.2
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating revenues decreased 13% to $68.9 million in the third quarter compared to $78.9 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business decreased 5% to $36.7 million in the third quarter compared to $38.6 million in the prior year. Exchange-Traded commission and clearing fee revenue increased $3.9 million compared to the prior year as a result of a 32% increase in exchange-traded volumes which was partially offset by a 13% decline in the average rate per contract to $1.11. However, these increases were more than offset by a $6.2 million decrease in interest income in the Exchange-Traded Futures & Options business to $0.4 million in the third quarter due to lower short-term interest rates, which was partially offset by an 86% increase in average client equity compared to the prior year to $1.9 billion.

Operating revenues in our FX Prime Brokerage increased 20% compared to the prior year to $4.9 million in the third quarter, despite a 30% decline in foreign exchange volumes.
Correspondent Clearing operating revenues decreased 41% compared to the prior year to $5.2 million in the third quarter, while operating revenues in Independent Wealth Management decreased 5% to $19.1 million compared to the prior year. In the Correspondent Clearing business, interest income decreased $1.2 million to $1.1 million in the third quarter and fee income related to money market/FDIC sweep balances declined $3.0 million to $0.8 million, despite a 64% increase in the average money market/FDIC sweep balances as the result of a decline in short-term interest rates. Operating revenues in Derivative Voice Brokerage declined 59% to $3.0 million in the third quarter compared to the prior year.
Segment income decreased 69% to $3.7 million in the third quarter compared to $11.9 million in the prior year, primarily a result of the decline in operating revenues as well as a $2.4 million increase in bad debt expense related to exchange-traded client trading account deficits. Variable expenses, excluding interest, as a percentage of operating revenues increased to 73% in the third quarter compared to 64% in the prior year, primarily related to an increase in transaction-based clearing expenses related to product mix and the decline in interest income.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Operating revenues were $241.3 million in the current nine months ended compared to $247.7 million in the prior year.
Operating revenues in our Exchange-Traded Futures & Options business increased 1% to $125.2 million in the current nine months ended compared to $124.3 million in the prior year. Exchange-traded volumes increased 26% compared to the prior year period, however the average rate per contract declined 11%. Interest income in the Exchange-Traded Futures & Options business decreased $10.4 million to $10.9 million in the current nine months ended as a result of a decline in short-term rates which was partially offset by a 41% increase in average client equity to $1.6 billion.
Operating revenues in our FX Prime Brokerage increased 16% to $19.1 million in the current nine months ended compared to $16.4 million in the prior year as a result of a 3% increase in foreign exchange volumes, most notably driven by volatility in foreign exchange markets in the second quarter of 2020 related to the effect of COVID-19. The prior year period includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
Operating revenues in the Correspondent Clearing decreased 15% to $21.6 million in the current nine months ended, while Independent Wealth Management operating revenues increased 8% versus the prior year to $62.5 million. In the Correspondent Clearing business, interest income decreased $2.3 million to $4.8 million the third quarter and fee income related to money market/FDIC sweep balances declined $3.2 million to $7.5 million, both of which were primarily driven by a decline in short-term interest rates. Operating revenues in the Derivative Voice Brokerage business decreased 45% versus the prior year to $12.9 million in the current nine months ended.
Segment income decreased 25% to $31.1 million in the current nine months ended compared to $41.2 million in the prior year. This was driven by the decline in operating revenue, an increase in transaction-based clearing fees as a percentage of operating revenues as well as a $2.6 million increase in bad debt expense. Variable expenses, excluding interest, as a percentage of operating revenues were 68% in the current nine months ended compared to 64% in the prior year. As noted above, this increase was related to an increase in transaction-based clearing expenses related to product mix.
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
StoneX Financial Inc. is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial Inc. is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our clients to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our clients and the required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that StoneX Financial Inc. must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. StoneX Financial Inc. is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
StoneX Financial Ltd (formerly INTL FCStone Ltd) is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
StoneX Pte Ltd holds a Capital Market Services License under the Securities and Futures Act in Singapore to carry on the business of dealing in capital markets products. The principal activity of StoneX Pte Ltd is that of providing commodity and futures brokering and risk advisory services. StoneX Pte Ltd is regulated by the Monetary Authority of Singapore, and is subject to regulations which impose minimum base capital requirements and requirements to meet certain percentages for risk requirement calculations.
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
As of June 30, 2020, we had total equity capital of $688.8 million, outstanding loans under revolving credit facilities of $313.8 million, and $518.9 million outstanding on our senior secured term loan and senior secured notes, net of deferred financing costs and original issue discount.
A substantial portion of our assets are liquid. As of June 30, 2020, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned, and other payables.
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
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on Value-at-Risk models as well as a variation margin requirement based on the price movement of the commodity or security in which they transact. Our clients are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
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
In our Physical Commodities business, we act as a principal, which exposes us to the credit risk of both our clients and our suppliers with which we offset our client positions as well as provide financing to commercial commodity-related companies against physical inventories. We mitigate this risk by securing warehouse receipts and or insurance against potential default by either party. Information related to bad debt expense for the three and nine months ended June 30, 2020 and 2019 can be found in Note 7 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of June 30, 2020 and September 30, 2019, were $12.4 billion and $9.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd and StoneX Pte Ltd are restricted from being transferred to their parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. As of June 30, 2020 and September 30, 2019, the parent-holding company had cash and cash equivalents of $10.8 million and $2.0 million, respectively. The majority of our excess funds are held with high-quality institutions, under highly liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
As of June 30, 2020, we had $426.6 million in undistributed foreign earnings. Repatriation of these amounts is not subject to additional U.S. federal income tax but may be subject to applicable withholding taxes in the relevant jurisdictions. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $30.0 million and $13.0 million for the nine months ended June 30, 2020 and 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes upon repatriation. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount.
We had deposited the gross proceeds from the sale of the Senior Secured Notes into a segregated escrow account until the date that certain escrow release conditions were satisfied. The escrow release conditions included, among other things, the consummation of the merger of our wholly-owned subsidiary with Gain Capital Holdings Inc. (“Gain”) as further discussed in Note 18. The escrow release conditions were satisfied on July 30, 2020, in connection with the closing of the merger and the proceeds from the issuance of the Senior Secured Notes were released from escrow. We used the net proceeds from the sale of the Senior Secured Notes to fund the preliminary cash consideration for the merger of Gain on the closing date and to pay certain related transactions fees and expenses, and we intend to utilize the remaining proceeds to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022 (“the Gain Notes”). The consummation of the merger with Gain constituted a fundamental change and make-whole fundamental change under the terms of the Gain Notes’ indenture. As a result, the holders of the Gain Notes are entitled to require us to repurchase the Gain Notes at a repurchase price equal to $1,002.36 per $1,000 principal amount on September 1, 2020. Alternatively, the holders of the Gain Notes may continue to hold such notes without exercising the repurchase right, in which case the Gain Notes will continue to bear interest at 5.00% and the notes will be convertible into the right to convert the principal amount of the Senior Secured Notes solely into cash in an amount equal to the conversion rate in effect on the conversion date multiplied by $6.00.

If any holder of the Gain Notes neither exercises such holder's fundamental change repurchase right or make-whole fundamental change conversion right, such holder's Gain Notes will remain outstanding. To the extent that any Gain Notes remain outstanding following the fundamental change repurchase date, we will be required to redeem the Senior Secured Notes in an amount equal to the aggregate principal amount of the Gain Notes that remain outstanding after the fundamental change repurchase date, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date.
The Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. We incurred debt issuance costs of $8.0 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method.
We have the option to redeem all or a portion of the Senior Secured Notes at any time prior to June 15, 2022 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after June 15, 2022, we may redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth in the indenture. At any time before June 15, 2022, we may also redeem up to 40% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. In addition, upon the earlier to occur of (x) a business combination between our subsidiaries that are registered in the UK and regulated by the Financial Conduct Authority and (y) the one year anniversary of the date of issuance of the Senior Secured Notes, we may elect to redeem up to $100.0 million in aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. If we elect not to redeem the Senior Secured Notes, the holders of the Senior Secured Notes will have the right to require us to repurchase up to $100.0 million in aggregate principal amount of the Senior Secured Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by us) at a purchase price equal to 103% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
On February 22, 2019, the Company amended its $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022, and to increase the size of the facility to $350.0 million. During the nine months ended June 30, 2020, additional members were added to the syndication further increasing the committed amount to $393.0 million.
As of June 30, 2020, we had four committed bank credit facilities, totaling $739.0 million, of which $471.4 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, which includes a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $379.0 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.

•
An unsecured syndicated loan facility, committed until April 2, 2021, under which our subsidiary, StoneX Financial Inc. is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until January 29, 2022, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $260.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until September 14, 2020, under which our subsidiary, StoneX Financial Ltd, is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $100.0 million of our committed credit facilities are scheduled to expire during the 12-month period beginning with the filing date of this Quarterly Report on Form 10-Q. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so. The terms and availability of such new facilities or any other financing that we may seek in the future may be impacted by economic and financial market conditions, including the impacts of COVID-19, as well as our financial condition and results of operations at the time we seek to enter into such new facilities or obtain such new financing.

As of June 30, 2020, we had three uncommitted bank credit facilities with an outstanding balance of $24.4 million. The credit facilities include:

•
A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.

•
A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.

•
A secured uncommitted loan facility under which StoneX Financial Inc. may borrow requested amounts for short-term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.

Our credit facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2020, we and our subsidiaries are in compliance with all of the financial covenants under our credit facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended June 30, 2020, interest expense directly attributable to trading activities includes $50.0 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $32.2 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2020. Additional information on these net capital and minimum net capital requirements can be found in Note 14 of the Condensed Consolidated Financial Statements.
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
Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, StoneX Markets LLC) and certain counterparties to exchange initial margin, with phased-in compliance dates, with StoneX Markets LLC falling in the final compliance date tier of September 2021. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act.

Cash Flows
We include client cash and securities segregated for regulatory purposes, as well as other restricted cash, in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,451.3 million as of September 30, 2019 to $4,098.8 million as of June 30, 2020, a net increase of $1,647.5 million. During the nine months ended June 30, 2020, net cash of $1,207.2 million was provided by operating activities, $15.3 million was used in investing activities and net cash of $458.3 million was provided by financing activities.
Net cash provided by financing activities included a $21.5 million financing cash inflow related to additional members being added to our senior committed facility lending syndication during the current nine months ended, partially offset by required quarterly principal payments of $7.4 million made during the period against the senior term loan. There was also a financing cash inflow related to net borrowings on our revolving lines of credit with maturities of 90 days or less of $150.4 million during the the current nine months ended, which increased payables to lenders under loans. Additionally, we had a financing source of cash of $344.8 million related to the proceeds from our issuance of the Senior Secured Notes during the current quarter. Partially offsetting these financing cash inflows was a financing cash outflow related to repayments on our revolving line of credit with maturities of greater than 90 days which exceeded our borrowings in the amount of $38.5 million, which decreased payables to lenders under loans. During the current nine months ended, we also had a financing use of cash related to the repurchase of 200,000 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $7.5 million. During the prior year, we had no repurchases of our outstanding common stock. We also had a partially offsetting financing cash outflow related to $9.2 million of deferred financing costs paid in connection with the issuance of the Senior Secured Notes and the renewal of our committed credit facilities during the the current nine months ended.
We continuously evaluate opportunities to expand our business. Investing activities include $5.5 million in capital expenditures for property and equipment during the current nine months ended compared to $10.3 million during the prior year. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade and non-trade system software as well as the timing on leasehold improvement projects. Investing activities also include $9.8 million in cash payments, net of cash received, for the acquisition of businesses during the current nine months ended compared to $28.0 million during the prior year. Further information about business acquisitions is contained in Note 18 to the Condensed Consolidated Financial Statements.
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
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources. Based upon our current operations, we believe that cash flows from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the following year. Any projections of future earnings and cash flows are subject to substantial uncertainty, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under credit facilities. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. Although we believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our operations for the foreseeable future, the challenges posed by COVID-19 on our business are expected to continue to shift rapidly. Consequently, we will continue to assess our liquidity needs and anticipated capital requirements in light of future developments, particularly those relating to COVID-19.
Commitments
Information about our commitments and contingent liabilities is contained in Note 13 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, and provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange, commodities and debt security markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the condensed consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2020 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2020 and September 30, 2019, at fair value of the related financial instruments, totaling $728.3 million and $714.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2020, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2020. The totals of $728.3 million and $714.8 million include a net liability of $98.7 million and $58.1 million for derivatives, based on their fair value as of June 30, 2020 and September 30, 2019, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2020 and September 30, 2019.
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
We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques, including:

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2020.

Marked-to-Market Revenues
Number of Days
70
60
50
40
30
20
10
0
1
1
4
5
31
61
44
15
14
5
4
3
5
-$4,000 to - $5,000
-$1,000 to - $2,000
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance, net of unamortized deferred financing costs and original issue discount, which approximates fair value as of June 30, 2020. As of June 30, 2020, $495.8 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2020, we had $336.9 million of outstanding fixed-rate long-term debt.

Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2020.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While increased volatility is typically a driver of increased customer activity and growth in our operating revenues, periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that the COVID-19 pandemic results in a global recession or slowdown, extended periods of low short-term interest rates and volatility could affect our profitability.
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
Our common stock repurchase program activity for the three months ended June 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2020 to April 30, 2020	—	$—	—	1,200,000
May 1, 2020 to May 31, 2020	—	—	—	1,200,000
June 1, 2020 to June 30, 2020	—	—	—	1,200,000
Total	—	$—	—
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Certificate of Amendment of Certificate of Incorporation is filed herewith as Exhibit 3.2.

3.3	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1
Indenture by and among the Company, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated as of June 11, 2020, including the form of 8.625% Senior Secured Notes due 2025 included as Exhibit A thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	August 6, 2020	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 6, 2020	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer