Form 10-K
period 2020-09-30
StoneX Group Inc.
filed 2020-12-14
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $429.6 million.
As of December 10, 2020, there were 19,434,929 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 24, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2020

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
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 2,950 employees as of September 30, 2020. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
We offer a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. We deliver this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. We believe this is a unique product offering outside of the bulge bracket banks, which creates long-term relationships with our clients. Our business model has created a revenue stream that is diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our financial network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for our market intelligence and risk management services.
We currently serve more than 32,000 commercial and institutional clients, and over 330,000 retail accounts located in more than 130 countries. We believe we are the third largest independent, non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by our $3.0 billion in required client segregated assets at our U.S. FCM as of September 30, 2020, and one of the leading market makers in foreign securities, making markets in approximately 5,000 different foreign securities. We are one of only nine Category One ring dealing members of the London Metals Exchange (the “LME”). Our clients include commercial entities, regional, national and introducing broker-dealers, asset managers, insurance companies, brokers, institutional and individual investors, professional traders, commercial and investment banks as well as government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate where there is an unmet demand for our services. In addition, we seek to attract new clients through our Internet websites including StoneX.com, FOREX.com and Cityindex.com. We also pursue new clients through indirect channels including our relationships with introducing brokers, who solicit clients on our behalf, and white label partners, who offer our services to their customers under their own brand. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that may help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.
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
Available Information
Our internet address is www.stonex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available free of charge in the Investor Relations section of this website. Our website also includes information regarding our corporate governance, including our Code of Ethics, which governs our directors, officers and employees. The content of our website is not incorporated by reference into this report or any other filings with the SEC.
Capabilities
We provide our clients access to financial markets and liquidity sources globally to enable them to efficiently hedge their risk and/or gain exposure. Our financial network connects over 32,000 commercial and institutional clients and over 330,000 retail clients to 36 derivatives exchanges, most global securities exchanges and over 15,000 over-the-counter markets.
Execution
We provide trade execution services to our clients via both high-touch service and electronically through a wide variety of technology platforms that connects them to markets across the globe. Asset and product types include listed futures and options on futures, equities, mutual funds, equity options, foreign currencies, corporate, government and municipal bonds and unit investment trusts.
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
Market Intelligence
Our Market Intelligence platform provides our clients with access to deep data and incisive commentary from our expert traders and analysts from across our global network. This platform focuses on providing local, actionable insights and detailed intelligence from every market we trade, through the lens of our professionals, who leverage first-hand knowledge and personal connections to deliver a unique advantage for our clients.

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
OTC / Market-Making
We offer clients access to the OTC markets for a broad range of traded commodities, foreign currencies, contracts for difference (“CFDs”) and interest rates, as well as to global securities markets. For clients with commodity price and financial risk, our customized and tailored OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
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
Operating Segments
Our business activities are managed as operating segments and organized into reportable segments as follows:
Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services, differentiates us from our competitors and maximizes the opportunity to retain our clients.
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
Our execution and clearing services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) as well as precious and base metals products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial clients who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.
We provide a full range of physical trading capabilities in precious metals markets providing our clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice. In our precious metals trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
In addition, we act as a principal to facilitate financing, structured pricing and logistics services to clients across the commodity complex, including energy commodities, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. We provide financing to commercial commodity-related companies against physical inventories.
We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in accounting for this price risk mitigation.
Within this segment we organize our marketing efforts into client industry product lines including agricultural, energy and renewable fuels, metals and various other commodities servicing commercial producers, end users and intermediaries around the world.
Competitive Environment - Commercial Segment
The Commercial industry comprises the activities associated with the identification, management, hedging and monitoring of various commodity and financial risks faced by commercial entities in their business cycles, including risks related to interest rates, foreign exchange, agricultural commodities, energy and renewable fuels, industrial metals, precious metals, and other physical commodities.

Industry participants include producers/end-users, wholesalers and merchants, corporations, introducing brokers, grain elevators, merchandisers, importer/exporter and market intermediaries such as FCMs and swaps dealers, and liquidity venues such as commodity exchanges, financial exchanges and OTC markets. Commercial entities face a variety of risks, including risks related to commodity input pricing, supply chain management and inventory financing, interest rate changes, exchange rate changes, and price and quantity volatility in their outputs. Market intermediaries facilitate the identification, management and hedging of commodity and financial risks on behalf of commercial entities by designing and executing hedging programs through the use of various hedging instruments, including futures and options traded on exchanges or plain vanilla and more complex structured products traded bi-laterally on the OTC markets. Commercial entities occasionally prefer to manage exposure to physical commodities through direct purchase and sale agreements for which they may utilize the services of physical commodity merchants.
The need for, and volume of, client hedging activity is driven by commodity supply and demand dynamics, quantity and quality of commodity production and consumption, both locally and globally, trading of various commodities, and economic and geopolitical factors. In addition, the price levels and price volatility of various commodities generally increase the need of commercial clients to hedge. FCMs, swaps dealers, physical commodity merchants and other intermediaries and service providers create value for commercial clients by managing risks across the clients’ operations, allowing them to focus on their core expertise. In addition, commercial clients often face financial risks such as interest rate and exchange rate volatility, which these intermediaries help to mitigate. Physical commodity merchants serve clients by providing trading, hedging, inventory financing and logistics services.
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swaps dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 11 years since the financial crisis, the global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for smaller players in this industry, such as us, to acquire small and mid-sized clients and take market share.
We strive to increase market share and attract new clients that are underserved by the global banks, capitalizing on our position as one of few publicly listed mid-sized financial services companies offering our clients futures and options products through our well-capitalized independent FCM, structured OTC products through our swaps dealer as well as our physical commodity offerings. We have also taken advantage of opportunities to consolidate sub-scale competitors into our Commercial businesses.
Institutional
We provide institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, we originate, structure and place debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
Securities
We provide value-added solutions that facilitate cross-border trading in equity securities and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, making markets in more than 5,000 ADRs, GDRs and foreign ordinary shares, of which over 3,600 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina and Brazil, where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 70 correspondent clearing relationships with over $18 billion in assets under management or administration as of September 30, 2020.
We operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
Listed Derivatives
We provide competitive and efficient clearing and execution in all major futures exchanges globally. Through our platforms, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients.
As of September 30, 2020, our U.S. FCM held $3.0 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCM’s. Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude and middle distillates markets to clients throughout EMEA.
Foreign Exchange
We provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies.
Competitive Environment - Institutional Segment
The industry in which we provide services within our Institutional segment comprises activities associated with the trading of, and investment in, various financial assets, including equity and debt securities, commodities, foreign currencies, interest rates, and derivatives, both exchange-traded and OTC. This industry also includes various services provided to participants in the financial markets, which allow participants access to liquidity and execution venues, as well as clearing and settlement of transactions. Industry participants include institutional and retail investors, banks, insurance companies, fund managers, hedge funds, investment advisers, proprietary trading firms, commodity trading advisors and commodity pool operators, and foreign institutions and investors seeking access to U.S. markets, as well as various market intermediaries such as market makers, regional and national broker-dealers, independent broker-dealers, FCMs, and investment banks and liquidity venues, such as securities and derivatives exchanges and OTC marketplaces.
Trading and investing activity across asset classes is driven by growth in wealth and savings, investors’ asset allocation and diversification needs, including across geographies, and return objectives, risk management needs and the availability of speculative arbitrage opportunities. Volatility in asset prices generally drives increased trading activity and increased demand for execution and clearing services.
Broker-dealers, FCMs, investment banks and other intermediaries create value for institutional clients by facilitating client access to various financial markets, including securities and derivatives exchanges, proprietary sources of liquidity, OTC markets, other institutions and international markets. Market intermediaries can act as market-makers or principal traders that facilitate client trading activity by matching orders internally. Market intermediaries can also act as agents that accept orders, direct them to the appropriate market and facilitate the clearing of client transactions, which involves matching client trades with the exchange, collecting and managing client margin deposits to support the transactions, and accounting and reporting these transactions to clients.
Certain market intermediaries, predominantly investment banks, also provide advisory services, securities underwriting, loan syndications, security-based lending products and services, custodial services, investment research products, asset management services and technology platforms for client connectivity.
Competitors in the securities and clearing and execution segments include global banks, institutional broker-dealers, correspondent clearers, independent broker-dealers, clearing FCMs and market-makers. We compete to secure clients based on quality of execution and client service, global access and local market expertise, and the breadth of our product offerings.
Regulatory burdens for FCMs and broker-dealers have increased since the financial crisis, which has led to increased complexity and capital requirements that have disproportionately affected smaller firms, driving consolidation. We have benefited from these trends and expect them to continue, and we seek opportunities to participate in further industry consolidation.

Retail
We provide our retail clients around the world access to over 15,000 global financial markets, including spot foreign exchange, both financial trading and physical investment in precious metals, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
Retail Forex
We are a global provider of trading services and solutions in the global financial markets, including spot foreign exchange (“forex”), precious metals trading, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products.
We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese and Arabic. Our indirect channels include our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand.
Our award-winning proprietary trading technology provides our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we selectively offer third party trading tools that we believe complement our proprietary offerings. We believe that our proprietary trading technology is a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs.
We have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues. They allow us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that aggregates quotes from our liquidity sources to ensure that our prices accurately reflect current market price levels and allow us to provide our customers with fast, accurate trade execution.
We have proprietary technology to handle numerous aspects of account onboarding and customer service including the account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts.
In connection with our retail business, we look to acquire new customers as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and affiliate marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate newer traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.
We also work with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex and CFD trading, to larger, more established financial services firms.
Independent Wealth Management
Our independent broker/dealer, SA Stone Wealth Management Inc. (“SA Stone”), member FINRA/SIPC, together with its affiliated SEC-registered investment advisor, SA Stone Investment Advisors Inc., provides an integrated platform of technology, comprehensive wealth management and investment services to registered representatives, investment advisor representatives and registered investment advisors nationwide. The firm supports more than 650 independent professionals with best-in-class service and products.
Retail Precious Metals
Our physical retail precious metals business is comprised of the acquisition of CoinInvest GmbH and European Precious Metal Trading GmbH, which was completed in April 2019. Through our websites coininvest.com and silver-to-go.com we offer clients the ability to purchase physical gold and other precious metals, in multiple forms, including coins and bars, in denominations of their choice, to add to their investment portfolios.

Competitive Environment - Retail
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. In the retail forex industry, we compete with both regulated forex firms as well as with global multi-asset trading firms. In wealth management, our competitors vary from large integrated banks and on-line brokerage firms to smaller regional registered investment advisory firms, where competition is driven by reduced commission rates, continue development of online trading platforms and applications as well as customer service.
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
Competitive Environment - Global Payments
Increasing globalization and growth of international trade, as well as the need of corporations, institutions and individuals to move money across borders efficiently, have driven growing activity in the global payments industry. As the world becomes increasingly interconnected, corporations require the ability to cost-effectively exchange foreign currencies and to send and receive payments from clients and suppliers. NGOs also demand cross-border payment services as they attempt to bring funding, goods and services to their target geographies and recipients at the lowest possible cost. Even banks require lower cost implementation of foreign exchange transactions, as they are otherwise dependent on correspondent banks, which may subject such transactions to expensive and opaque pricing.
Volume growth in the global payments market has been steady, driving revenue growth for cross-border payments providers. Increasingly, this volume growth comes from transactions to emerging economies, benefiting those few providers such as us who have a strong competitive position in those emerging economies and an extensive correspondent bank network that would be difficult to replicate. As reported in the Boston Consulting Group 2019 Global Payments Report, by 2028, emerging economies are expected to provide over 55% of total payments revenue.
The global payments market has historically been dominated by large Organization for Economic Co-operation and Development (“OECD”) banks that provide G20 to non-G20 foreign exchange rates to clients. Such banks, however, are reliant on their correspondent banking network for foreign exchange rates, which often results in uncompetitive rates and a lack of transparency. These issues are further exacerbated by a lack of uniform regulation in the B2B global payments sector, with no coordinated regulatory framework, even among significant OECD countries.
We believe that the general lack of transparency in bank offerings in the global payments market with regard to fees and exchange rates, the banks’ often more expensive services, as well as the lack of systematic regulation, have opened opportunities for competitors in this market. As a result, the fast-growing space has attracted significant investor interest. Independent providers have entered the market, leveraging technology to lower client acquisition costs and providing an enhanced client experience through online platforms. In the global payments market, we believe we are one of those independent providers and disrupters offering significant value to our bank, corporate and NGO/charities clients, providing competitive and transparent payments solutions in particular for non-G20 currencies.

Acquisitions during Fiscal Year 2020
Gain Capital Holdings, Inc.
On July 31, 2020, the Company acquired Gain Capital Holdings, Inc. (“Gain”). Gain is a global provider of trading services and solutions to institutional and retail investors, specializing in both OTC products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global OTC financial markets, including spot foreign exchange, precious metals, and contracts for a difference (where permitted). As a result of the acquisition, the Company added a new digital platform to its global financial network, significantly expanded its offerings to retail clients, as well as added a complementary exchange-traded futures and options on futures business. The acquisition of Gain is also expected to accelerate the digitization of the Company’s trading platforms.
Regulation
Overview
Our business and the industries in which we operate are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions including the U.S., the U.K., Luxembourg, Germany, Argentina, Brazil, Dubai, Nigeria, Hong Kong, Singapore, Japan, Australia, Canada and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and a number perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:
•maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•the treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;
•the methods by which customers can fund accounts with us;
•sales and marketing activities, including our interaction with, and solicitation of, customers;
•disclosures to customers, including those related to product risks, self-dealing and material conflicts of interest;
•the safeguarding of customer personal information;
•anti-money laundering practices;
•recordkeeping and reporting requirements; and
•continuing education and licensing requirements for our employees, and supervision of the conduct of directors, officers and employees.
In some jurisdictions in which we offer our products and services, we are not subject to regulation because there is no established regulatory regime that covers our products and services or due to the manner in which we offer our products and service. From time to time, we consult with legal counsel in jurisdictions in which we operate on a regular basis, or where we have a material concentration of customers, as to whether we have the required authorizations, licenses or approvals or whether we may conduct our business cross-border with residents in that jurisdiction without obtaining local regulatory authorization, approval or consent. To the extent that we wish to serve customers in a jurisdiction in which we determine licensing or registration is required, we may also elect to direct such customers to a licensed white label or other partner, rather than pursuing licensing or registration ourselves.
Though we conduct our business in a manner which we believe complies with applicable local law, regulators may assert authority over activities that they deem to take place within the jurisdiction they regulate, and new laws, rules or regulations may be enacted that change the regulatory landscape and result in new, or clarify preexisting, registration or licensing requirements.
The primary responsibility for ensuring that we maintain compliance with all applicable regulatory requirements is vested in our legal and compliance departments. In addition, our legal and compliance departments are responsible for our ongoing training and education programs, supervision of our personnel required to be licensed by one or more of our regulators, review of sales, marketing and other communications and other related functions. In addition, our sales employees are licensed pursuant to applicable regulation.
Failure to comply with our regulatory requirements could result in a variety of sanctions, including, but not limited to, revocation of applicable licenses and registrations, restrictions or limitations on our ability to carry on our business, suspensions of individual employees and significant fines.
U.S. Regulation
The commodities industry in the U.S. is subject to extensive regulation under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”). Similarly, the securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the SEC, state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and the Financial Industry Regulatory Authority (“FINRA”). These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities.
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
The CFTC and NFA also regulate our forex and futures trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities. In recent years, as is the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. The CFTC Reauthorization Act of 2019, which grants the CFTC express authority to regulate the retail forex industry, includes a series of additional rules which regulate various aspects of our business, including additional risk disclosures to retail forex customers, further limitations on sales and marketing materials and additional rules and interpretive notices regarding NFA mandated Information Systems Security Programs, including training and notification requirements for cybersecurity incidents.
Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2020. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 14 to the Consolidated Financial Statements.
Segregated Client Assets
We maintain client segregated deposits from our clients relating to their trading of futures and options on futures on U.S. commodities exchanges, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. We maintain acknowledgment letters from each depository at which we maintain client segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in clients segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from clients (“segregated liabilities”). The amount of client segregated assets must be in excess of the segregated liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC.
In addition, we are subject to CFTC regulation 1.25, which governs the acceptable investment of client segregated assets. This regulation allows for the investment of client segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. We predominately invest our client segregated assets in U.S. Treasury securities and interest-bearing bank deposits.
In addition, in our capacity as a securities clearing broker-dealer, we clear transactions for clients and certain proprietary accounts of broker-dealers (“PABs”). In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), we maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs.
In addition, several of our foreign subsidiaries are subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets.
Secured Client Assets
We maintain client secured deposits from its clients relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of our current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts.

Retail Forex Client Assets
As a Retail Foreign Exchange dealer (“RFED”) registered with the CFTC and member of NFA, we maintain deposits from clients relating to their trading of OTC foreign exchange contracts whereby we act as counterparty to client trading activity making it subject to CFTC regulation 5.8, which specifies that such funds must be held in designated accounts at qualifying institutions in the United States or money center countries as defined by CFTC regulation 1.49. In addition, CFTC regulations require filing of a daily retail forex obligation calculation which compares the assets held for clients with qualifying institutions (“retail forex assets”) to the firm’s total obligation to retail forex customers, also known as net liquidating value (“retail forex liabilities”). The amount of retail forex assets must be in excess of the retail forex liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC.
Dodd-Frank
Like other companies in the financial services industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for a number of significant provisions affecting our business. Notably, the Dodd-Frank Act requires the registration of swap dealers with the CFTC and provides framework for:
•swap data reporting and record keeping on counterparties and data repositories;
•centralized clearing for swaps, with limited exceptions for end-users;
•the requirement to execute swaps on regulated swap execution facilities;
•the imposition on swap dealers to exchange margin on uncleared swaps with counterparties; and
•the requirement to comply with new capital rules.
We are a CFTC provisionally registered swap dealer, whose business is overseen by the NFA. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, under which we fall in the final compliance date tier initially identified as September 2021 and recently extended to September 2022. Additionally, the CFTC finalized the proposed net capital rules applicable to swap dealers on July 22, 2020. We will need to be in compliance with the new rules effective October 6, 2021.
With respect to our retail OTC business, the Dodd-Frank Act includes:
•rules that require us to ensure that our customers residing in the United States have accounts open only with our U.S. registered NFA-member operating entity; and
•rules that essentially require all retail transactions in any commodity product other than a retail foreign currency transaction that is traded on a leveraged basis to be executed on an exchange, rather than OTC.
Certain provisions of the Dodd-Frank Act have yet to be implemented and we will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our clients and counterparties.
OFAC
The U.S. maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets, and in some cases require blocking of the target’s assets. Violations of any of the OFAC-administered sanctions are punishable by civil fines, criminal fines, and imprisonment. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with applicable OFAC requirements.
U.S. Patriot Act
We are subject to a variety of statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which requires that we maintain a comprehensive anti-money laundering (AML) program, a customer identification program (CIP), designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.

European and United Kingdom Regulation
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K., regulates several of our subsidiaries as Markets in Financial Instruments Directive (“MiFID”) investment firms under part IV of the Financial Services and Markets Act 2000. Applicable regulations impose regulatory capital, as well as conduct of business, governance, and other requirements on these entities. The conduct of business rules include those that govern the handling of client money and other assets which, under certain circumstances must be segregated from the firm’s own assets.
ESMA Intervention Measures
In March 2018, the European Securities and Markets Authority (“ESMA”) announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the E.U. These measures required firms to lower leverage, implement stricter margin requirements, provide negative balance protection that guarantees that a client cannot lose more than the total funds in their CFD account, stop offering monetary and non-monetary inducements to encourage trading and provide a standardized risk warning, which includes the percentage of the firm’s retail client accounts that have lost money.
In August 2019, the FCA implemented permanent regulations similar to ESMA’s regulations and extended the restrictions to closely substitutable products, including knock-out products and turbo certificates. Since then almost all EU countries have introduced permanent national measures that are similar to the ESMA measures.
The FCA has separately adopted rules to ban the sale of CFDs referencing cryptocurrencies to retail consumers, which will become effective in January 2021.
Client Money Rules
We are subject to the FCA’s Client Money rules, under which we are required to:
•maintain adequate segregation of client funds;
•maintain adequate records in order to identify appropriate client details;
•have adequate organizational arrangements in place to minimize the risk that client money may be paid for by the account of a client whose money has not yet been received by us;
•undertake daily internal and external client money reconciliations within an appropriate risk and control framework; and
•appoint an individual who is responsible for Client Asset Sourcebook (CASS) oversight.
Anti-Money Laundering and Sanctions
As in the U.S., we are subject to statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, we are subject to ongoing customer due diligence (“CDD”) obligations under the Money Laundering Regulations 2017, as supplemented and amended, and the FCA Handbook. The prescribed CDD measures require the U.K. Entities to verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source; and review and monitor their customer’s transactions and activities.
Our U.K. entities are required to determine the extent of CDD measures required for each customer on a risk-based basis depending on the type of customer, business relationship, product or transaction and we must be able to demonstrate that such measures are appropriate in view of the risks of money laundering and terrorist financing. Our procedures are based on the Joint Money Laundering Steering Group’s Guidance for the U.K. Financial Sector, which provides guidance to firms for the determination of appropriate CDD measures.
The FCA requires our U.K. entities to have systems and controls in place to enable them to identify, assess, monitor and manage money laundering risk. Accordingly, we have implemented appropriate systems and controls which are proportionate to the nature, scale and complexity of our activities. We provide relevant training to our employees in relation to money laundering. As required, our Money Laundering Reporting Officer provides regular reports on the operation and effectiveness of these systems and controls, including details of our regular assessments of the adequacy of these systems and controls to ensure their compliance with FCA requirements.
Our systems and controls also include CDD and other measures to identify where customers and others with whom we transact may be subject to financial sanctions, including measures initiated or adopted by the U.K. Treasury or the E.U.

EMIR
The E.U. European Market Infrastructure Regulation (Regulation (EU) 648/2012) (“EMIR”) imposes requirements on entities that enter into any form of derivative contract, and applies directly to firms in the E.U. that trade derivatives and indirectly to non-E.U. firms that trade derivatives with E.U. firms. Accordingly, under these rules, we are required to:
•report all derivative contracts and their lifecycle events (concluded, modified and terminated) to which we are a party to a trade repository either by ourselves or through a third party;
•keep all records relating to concluding of derivative contracts and any subsequent modification for 5 years;
•comply with the risk management requirements for OTC bilateral derivatives, including portfolio reconciliation, portfolio compression, record keeping, dispute resolution and margining; and
•clear through central counterparties all OTC derivatives which will be subject to the mandatory clearing obligation.
MiFID
Where firms offer “execution only” services for certain financial instruments which are deemed “complex”, E.U. Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID I”) required firms to assess the appropriateness of those investments for retail clients. For this assessment, we are required to collect information about our existing and potential clients’ knowledge and experience with regard to specific products and services, including:
•the types of services, transactions and financial instruments with which the retail client is familiar;
•the nature, volume, and frequency of the retail client’s transactions in financial instruments and the period over which they have been carried out; and
•the level of education, and profession or relevant former profession of the retail client or potential retail client.
We are required to offer to a retail client or transact for them only those products that are deemed appropriate for their knowledge, experience and other circumstances. If the retail client demands a product that has been assessed as inappropriate for the retail client’s circumstances by us, we may either refuse to offer the product to the client or allow them access to the product but we are required to give the retail client a warning that the product may be inappropriate to its circumstances. We are not required to undertake this analysis for professional clients as we are entitled to assume that a professional client has the necessary knowledge and experience in order to understand the risks involved in relation to the particular products or services for which they have been classified as a professional client.
MiFID I applied in the U.K. from November 2007 and was recast into the Markets in Financial Instruments Directive II (Directive 2014/65/EU) (“MiFID II”) in January 2018. In addition to the requirements described above, MiFID II:
•expands the number of financial instruments for which firms are required to carry out an appropriateness assessment before providing an execution only service to retail clients;
•extends the pre- and post-trade transparency regime to derivatives traded on regulated markets, multi-lateral trading facilities (“MTFs”), and organized trading facilities (“OTFs”);
•expands transaction reporting to those financial instruments traded on MTFs, OTFs, and those financial instruments where the underlying instrument is traded on a Trading Venue; and
•gives E.U. Member State regulators the new power to ban or restrict the marketing, distribution or sale of a financial instrument or types of financial practice where there is a threat to investor protection, the orderly functioning and integrity of markets or to financial stability. The European Banking Authority and the European Securities and Markets Authority have similar powers to impose a ban on an E.U.-wide basis or in relation to a particular E.U. Member State.
Packaged Retail and Insurance-based Investment Products
Regulation 1286/486 on key information documents for packaged retail and insurance-based investment products (“PRIIPs Regulation”), took effect in the U.K. from January 1, 2018. Our U.K. entities are required to comply with the PRIIPs Regulation in relation to packaged retail and insurance-based investment products (“PRIIPs”) that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The new regime requires us to provide retail clients with a standardized key information document (“KID”) in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.

Payments Services Regulations 2017
The Payments Services Regulations 2017 (“PSRs”) implemented the second Payments Services Directive (“PSD II”) in the U.K. The most significant development contained in the PSD II is the requirement for payment services firms to introduce strong customer authentication (“SCA”) on the payment platforms. Firms providing business via e-commerce methods have until September 2021 to fully implement SCA on their platforms.
Brexit
The U.K. left the E.U. in January 2020 pursuant to a Withdrawal Agreement. It has entered into a transition period which is due to operate until December 31, 2020. At the end of the transition period, British investment and payment firms will lose the right to conduct business within European Economic Area (“E.E.A”) states based on their ‘home’ state authorization. Without appropriate authorization, British firms will largely be restricted to providing business to clients that are domiciled in the EEA on a ‘reverse solicitation’ basis. Furthermore, British investment firms will lose certain rights with respect to access to, or providing their clients with a connection to, certain infrastructural assets that are necessary for the provision of certain services. Examples include the provision of direct electronic access to trading venues authorized in the E.U. and the maintenance of a Target 2 bank account to make or receive margin payments to central counterparties authorized in the E.U.
StoneX Financial Ltd has put in place a comprehensive Brexit contingency plan to mitigate the risks associated with Brexit. This includes the transfer of assets, services and clients to StoneX Financial Ltd’s subsidiary (StoneX Financial Germany GmbH) and sister company (StoneX Financial Europe S.A). However, StoneX Financial Ltd anticipates challenges associated with the timing of StoneX Financial Europe S.A. obtaining access to a Target 2 account to continue clearing the StoneX group’s Euronext business through LCH S.A. This may necessitate that StoneX Financial Ltd and StoneX Financial Inc. route this business through another clearing member of LCH S.A. on an indirect clearing basis.
Similarly, GAIN Capital UK Limited has adopted a contingency plan to mitigate the risks associated with Brexit. This includes GAIN Capital UK Limited’s affiliate company, GAIN Capital Europe Limited, applying for a financial services license in Cyprus to enable the GAIN Capital group to expand its business in the EEA and continue benefiting from MiFID passporting rights after the end of the Brexit transition period on 31 December 2020. The license application is currently under consideration by the Cyprus Securities and Exchange Commission.
U.K. Investment Firm Prudential Regime
The U.K. is due to implement a new prudential regime that will replace the existing Capital Requirements Regulation (“CRR”) and fourth Capital Requirements Directive (“CRD IV”) in January 2022. The U.K. Investment Firm Prudential Regime (“IFPR”) is intended to introduce a more proportionate regime for non-systemic investment firms, which are currently regulated under rules designed for banks. StoneX Financial Ltd is not currently expecting that the IFPR will require significant changes to be made to its prudential requirements.
E.U. Conflict Minerals Regulation
The E.U. Conflict Minerals Regulation (“CMR”) is due to enter into force in January 2021. The U.K. is due to adopt the CMR as it entered the U.K. statute book before the expiry the Brexit transition period. The CMR requires importers to conduct due diligence on their gold, tantalum, tin, and tungsten supply chains to identify minerals that may have originated from conflict zones. The new requirements are largely based on existing guidance issued by the Organisation for Cooperation and Development (OECD) which StoneX Financial Ltd has already been applying. Accordingly, a major overhaul of StoneX Financial Limited’s processes are not anticipated. However, the firm has made some amendments to its policies and procedures in anticipation of the regulation.
Other International Regulation
Our operating subsidiaries in jurisdictions outside of the U.S. U.K. and E.U. are registered with, or obtained a license from, local regulatory bodies that seek to protect clients by imposing requirements relating to capital adequacy and other matters.
Exchange Memberships
Through our various operating subsidiaries, we are member of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the New Zealand Exchange, the Minneapolis Grain Exchange, the London Metal Exchange, ICE Europe Ltd, Euronext Amsterdam, Euronext Paris, European Energy Exchange, Norexco ASA, the Rosario Futures Exchange and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.
Failure to comply with our exchange membership requirements could result in a variety of consequence, including, but not limited to fines and revocation of memberships, which would limit on our ability to carry on our business with these exchanges.

Human Capital Management
We believe that our success is determined in large part by the quality and dedication of our people and by the empowerment of our employees to serve and engage our clients globally. At the direction of our Executive Committee and in furtherance of our strategies as a whole, our worldwide human resources officers are responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on our strategy and the design of employee compensation, incentive, welfare and benefits programs. We focus on the following factors in order to implement and develop our human capital strategy:
•Employee Compensation and Incentives
•Evaluation of Employee Performance, Training and Talent Development
•Employee Health and Welfare
•Diversity and Inclusion
Employee Compensation and Incentives
Ensuring that our employees are well-compensated and have the appropriate incentives in place to meet and exceed their potential is a central part of our human capital strategy. Our entrepreneurial culture ties pay to performance in a variety of ways, including incentive compensation, merit-based bonus programs and variable compensation. We also encourage our employees to acquire an ownership stake in our business by sponsoring stock option and restricted stock plans for directors, officers and employees. Furthermore, our Nominating & Governance Committee imposes requirements that our directors and executive officers maintain a financial interest in our stock by owning vested Company stock, fostering an additional sense of ownership and alignment of interests.
Evaluation of Employee Performance, Training and Talent Development
We commit to our employees by encouraging their growth and professional development through performance management, training and talent development, including:
•Performance evaluations. Employee performance is evaluated annually through written self-assessments which are reviewed in discussions with supervisors and managers. Employee performance is assessed based on a variety of key performance indicators, including achievement of objectives specific to the employee’s department or role, feedback from peers and subordinate employees and managers in other departments and an assessment conducted by the employee’s direct manager.
•Business Unit Training. Business units provide hands-on training to their employees to equip them for success in their roles and provide increased opportunities to develop their careers.
•Manager Training. Management training is provided to senior leaders and mid-level managers. This training covers, among other topics, talent review, development of underperforming employees, handling employee misconduct and coaching and success workshops.
•Know-Your-Business Programs. We make available to employees a monthly “Know-Your-Business” program led by senior managers, including our CEO, to provide our employees with the opportunity to learn about our diverse product and service offerings, as well as familiarize themselves with the various operational and administrative support areas.
•Virtual Networking and Mentoring Programs. We have established virtual networking and mentoring programs to provide an additional means for employees to connect with each other, learn about different parts of our business and to help each other further develop their careers.
Employee Health and Welfare
We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of wellness initiatives. We have taken a proactive approach to addressing the Covid-19 pandemic’s impact on our employees, implementing a mitigation and response program, which includes a Covid-19 Response Task Force, in order to protect the health of our employees, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with local guidelines for each of our offices. We promote a culture of hard work and achievement that also strives to provide an appropriate work-life balance for our employees. We conduct employee surveys from time-to-time to collect feedback and incorporate into our planning. In addition, we offer employee assistance programs, including confidential assistance for financial, mental and physical well-being. Finally, we believe that the well-being of our employees is enhanced when they can give back to their local communities or charities and have established the “StoneX Cares” program to facilitate participation by our employees in these initiatives and provide a company match for charitable contributions.
Diversity and Inclusion
We believe that we are more successful commercially with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers, regardless of gender, national origin, ethnicity or other protected class. We have adopted an Affinity Group Policy which provides a framework for groups of employees to interact over areas of common interest, an example being the Women of StoneX program which focuses on supporting and developing our female employees. In addition, our Board includes two female directors and our Nominating and Governance Committee is actively focused on issues of diversity and inclusion as part of its overall mandate. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address client needs across the numerous cultures in the countries in which we operate.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Luxembourg, Germany, Spain, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia, Singapore, Japan, Cayman Islands, Bermuda and Poland. We established wholly owned subsidiaries in the Cayman Islands and Bermuda but do not have offices or employees in those countries
Intellectual Property
We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., StoneX, IRMP, FOREX.com, GAIN Capital, and City Index). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.
We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: StoneX, IRMP, FCStone, FC Stone, CommodityNetwork, CoffeeNetwork, GAIN Capital, FOREX.com, It’s Your World. Trade It., GAIN Capital Futures, and GAIN Futures. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., European Union ("E.U."), Singapore and China. We also have pursued trademark protection through the Madrid Protocol covering our StoneX brand name in a variety of jurisdictions. To date, we have received preliminary approvals in Australia, the U.K., the E.U. and Singapore, and are awaiting approvals from other jurisdictions.
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
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, set forth below.
Macroeconomic Risks
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. Our revenues and operating results may fluctuate significantly because of the following factors:
•market conditions, such as price levels and volatility in the commodities, securities and foreign exchange markets in which we operate;
•changes in the volume of our market-making and trading activities;
•changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks; and

•the level and volatility of interest rates.
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
Factors that are particularly likely to affect price volatility and price levels of commodities include supply and demand of commodities, weather conditions affecting certain commodities, national and international economic and political conditions, perceived stability of commodities and financial markets, the level and volatility of interest rates and inflation and financial strength of market participants.
Low short-term interest rates negatively impact our profitability. We have generated significant interest-related revenue in prior periods and the current significant lowering of short-term interest rates will materially adversely affect our future profitability. For example, for the fiscal year ended on September 30, 2020, our interest related income was $130.9 million and we expect our interest-related revenue to be materially lower in the current and future years unless market interest rates increase significantly.
Short-term interest rates are highly sensitive to factors that are beyond our control and we can provide no assurance as to when short-term interest rates will increase.
The COVID-19 pandemic could have a material adverse effect on our business. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and while increased volatility is typically a driver of increased customer activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that the COVID-19 pandemic results in a global recession or slowdown, extended periods of low short term interest rates and volatility could affect our profitability. We also may be exposed to increased counterparty default risk, liquidity and credit risk with respect to our client accounts; if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. We may nonetheless be required to fund positions with counterparties which case, we may be required to incur charges. If any of these risks materialize, we may experience adverse consequences to our operating results or ability to conduct our business.
The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity or results of operations will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the length of time government commercial and travel limitations are in place, the effectiveness of our work from home arrangements, the successful execution of plans in connection with our eventual return to our offices, actions taken by governmental authorities in response to the pandemic, as well as other direct and indirect impacts on us, our customers, our vendors and other stakeholders. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described herein and in any subsequent Quarterly Reports on Form 10-Q.
Business Risks
We face risks associated with our market-making and trading activities. A significant portion of our operating revenues are generated through our market making and trading activities. The success of our market-making and trading activities principally depends on:
•the price volatility of specific financial instruments, currencies and commodities;
•our ability to attract order flow and our competitiveness;
•the skill of our personnel, including the efficiency of our order execution, quality of our client service and the sophistication of our trading technology;
•the availability of capital, in order to provide enhanced liquidity to our clients; and

•general market conditions.
We conduct our market-making and trading activities predominantly as a principal and therefore hold positions that bear the risk of significant price fluctuations, rapid changes in the liquidity of markets, deterioration in the creditworthiness of our counterparties and other risks that may cause the value of our positions to decline, which would lead to lower operating revenues.
In addition, as a market maker, while we seek to hedge our exposure to market risk relating to the positions we hold, at any given moment, our unhedged exposure subjects us to market risk, including the risk of significant losses. Principal gains and losses resulting from our positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period. These risks are increased when we have large position concentrations in securities of a single issuer or issuers in specific countries and markets, which is the case from time-to-time.
Declines in the volume of securities, commodities and derivative transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and other assets, and interest and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the fair value of securities, commodities and other assets held in inventory. Sudden sharp changes in fair values of securities, commodities and other assets can result in a number of adverse conditions for our business, including illiquid markets, fair value losses arising from positions held by us, and the failure of buyers and sellers of securities, commodities and other assets to fulfill their settlement obligations. Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
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
In addition, we note that as a result of rules recently adopted by U.S. and foreign regulators concerning certain financial contracts (including OTC derivatives) entered into with our counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. In the U.S., the rules have been progressively implemented between January 1, 2019 and January 1, 2020. We have modified our affected contracts in accordance with these new regulations as requested by impacted counterparties either through bilateral negotiation or adherence to certain “Resolution Stay Protocols” developed by the International Swaps and Derivatives Association.
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
We are exposed to counterparty credit risk whereby the failure by persons with whom we do business to meet their financial obligations could adversely affect our business, financial condition and results of operations. We are exposed to the risk that our counterparties fail to meet their obligations to us or to other parties, resulting in significant financial loss to us. These risks include:
•failure by our clients and counterparties to fulfill contractual obligations and honor commitments to us;
•failure by clients to deposit additional collateral for their margin loans during periods of significant price declines;
•failure by our clients to meet their margin obligations;
•failure by our hedge counterparties to meet their obligations to us;
•failure by our clearing brokers and banks to adequately discharge their obligations on a timely basis or remain solvent; and
•default by clearing members in the clearing houses in the U.S. and abroad of which we are members which could cause us to absorb shortfalls pro rata with other clearing members.
The above listed events could materially affect our business, financial condition and results of operations.
We are subject to risk of default by financial institutions that hold our funds and our customers’ funds. We have significant deposits of our own funds and our customers' funds with banks and other financial institutions, including liquidity providers. In the event of the insolvency of one of these financial institutions, we might not be able to fully recover the assets we have deposited since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business could be materially adversely affected by the loss of these funds.
We rely on relationships with introducing brokers for obtaining some of our clients and our business or reputation could be harmed by such introducing broker misconduct or errors. We have relationships with introducing brokers who assist us in establishing new client relationships and provide marketing and client service functions for some of our clients. Many of our relationships with introducing brokers are non-exclusive or may be canceled on relatively short notice. In addition, our introducing brokers have no obligation to provide new client relationships or minimum levels of transaction volume. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. Further, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker. Our failure to maintain these relationships with these introducing brokers, to develop new relationships with introducing brokers or the failure of these introducing brokers to establish and maintain client relationships would result in a loss of revenues, which could adversely affect our business.
We may be held responsible by regulators or third-party plaintiffs for any improper conduct by our introducing brokers, even though we do not control their activities. This may be the case even when the introducing brokers are separately regulated. Many of our introducing brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Any disciplinary action taken against us relating to the activities of our introducing brokers, or directly against any of our introducing brokers could have a material adverse effect on our reputation, damage our brand name and adversely affect our business, financial condition and operating results.
Products linked to cryptocurrencies could expose us to technology, regulatory and financial risks. We offer derivative products linked to Bitcoin and other cryptocurrencies in certain jurisdictions, and may expand the types of these products offered, the associated types of cryptocurrencies and the jurisdictions in which the products are offered. The distributed ledger technology underlying cryptocurrencies and other similar financial assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. We may be, or may become, exposed to risks related to cryptocurrencies or other financial products that rely on distributed ledger technology through our facilitation of clients’ activities involving such financial products linked to distributed ledger technology.

There is currently no broadly accepted regulatory framework for Bitcoin or other cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the U.S. and other countries around the world. For example, in the U.S., it is unclear whether many cryptocurrencies are “securities” under federal securities laws, and the implications for us if any of our products linked to cryptocurrencies are determined to be securities could be significant and adverse. In addition, some market observers have asserted that historical material price fluctuations in many cryptocurrency markets, such as that for Bitcoin, may indicate the propensity for cryptocurrency markets to “bubble,” and if markets for any cryptocurrencies linked to our products suffer severe fluctuations, our customers could experience significant losses and we could lose their business.
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
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business. Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Our risk management policies and procedures require, among other things, that we record and monitor thousands of transactions each day and we face the significant risk that we are not able to appropriately manage the risk associated with the large volume of transactions.
Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In addition, our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. To the extent that we elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, we will be exposed to the risk of greater losses. Even if we our risk management procedures are effective in mitigating known risks, new unanticipated risks may arise and we may not be protected against significant financial loss. These new risks may emerge if, among other reasons, regulators adopt new interpretations of existing laws, new laws are adopted or third-parties initiate litigation against us based on new, novel or unanticipated legal theories. Our risk management policies and procedures may not prevent us from experiencing a material adverse effect on our financial condition and results of operations and cash flows.
Technology and Cybersecurity Risks
Internal or third-party computer and communications systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties, including those used for execution and clearance of our client’s trades and our market-making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. While we currently maintain business continuity and disaster recovery plans (the “BCPs”), which are intended to minimize service interruptions and secure data integrity, our BCPs may not work effectively during an emergency.
Our inability to avoid system failures exposes us to significant risks, including:
•unanticipated disruptions in service to our clients;
•slower response times, delays in trade execution and failed settlement of trades;
•incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;
•financial losses; and
•litigation or other client claims and regulatory sanctions.

We hold a significant amount of personally identifiable information relating to our customers and other counterparties, which exposes us to significant regulatory and financial risks if such information is inadvertently disclosed to the public.
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
We are exposed to significant risks relating to cybersecurity attacks against our trading platforms, internal databases and other technology systems. Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past, including breaches of our information technology systems, and may experience them in the future, potentially with more frequency or sophistication. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
System failures, inadvertent disclosure of customer personal information and/or cybersecurity breaches expose us to financial losses, regulatory fines or sanctions and third-party litigation. The occurrence of degradation or failure of the communications and computer systems on which we rely, due to internal system issues, cybersecurity attacks or for other reasons, or the significant theft, loss or fraudulent use of client information, may lead to financial losses, litigation or arbitration claims filed by or on behalf of our clients, and regulatory investigations and sanctions. These events could also have a negative effect on our reputation, which in turn could cause us to lose existing clients to our competitors or make it more difficult for us to attract new clients in the future.
Debt Financing and Indebtedness Risks
The success of our business depends on us having access to significant liquidity. Our business requires substantial cash to support our operating activities, including in connection with the establishment and carrying of substantial open positions for clients on futures exchanges and in the OTC derivatives markets by posting and maintaining margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our clients. We have systems in place to collect margin and other deposits from clients on a same-day basis, however, there can be no assurance that these facilities and systems will be enable us to obtain additional cash on a timely basis. As such, the Company is highly dependent on its lines of credit and other financing facilities in order to fund margin calls and other operating activities and the loss of access to these sources of financing could have a material adverse effect on our results of operations, financial condition and cash flows.
Our significant level of indebtedness could adversely affect our financial condition. As of September 30, 2020, our total consolidated indebtedness was $783.6 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:
•requiring that a portion of our cash flow from operations be used for the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, investments and general corporate requirements; and
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, investments and general corporate requirements.
We may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase materially.
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $736.6 million, consisting of:
•a $376.6 million facility for general working capital requirements, committed until February 22, 2022;
•a $75.0 million facility for short-term funding of margin to commodity exchanges, committed until April 2, 2021;

•a $260.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until January 29, 2022; and
•a $25.0 million facility for short-term funding of margin to commodity exchanges, committed until October 14, 2021.
It is possible that these facilities might not be renewed at the end of their commitment periods and that we will be unable to replace them with other facilities on terms favorable to us or at all. If our credit facilities are unavailable or are insufficient to support future levels of business activity, we may need to raise additional debt or equity financing. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements, leading to reduced profitability.
The agreements governing our notes and other debt contain financial covenants that impose restrictions on our business. The indenture governing our 8.625% Senior Secured Notes due 2025 and the agreements governing our above-mentioned committed credit facilities impose significant operating and financial restrictions and limit our ability and that of our restricted subsidiaries to incur and guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock and prepay, redeem or repurchase certain debt, among other restrictions.
Our failure to comply with these restrictive covenants, as well as others contained in any future debt instruments from time to time, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations and result in our being required to repay these borrowings before their maturity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
Global Regulatory Risks
The scope and complexity of the regulation to which we are subject creates significant risks for us. The securities and derivatives industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the MSRB, the FCA, the FSA, IIROC, the OSC, MAS, ASIC, CIMA, the NFA, the CME Group, Inc. and other self-regulatory organizations (commonly referred to as SROs), state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations.
These regulations govern a broad and diverse range of our activities, including, without limitation, risk management, disclosures to clients, reporting requirements, client identification and anti-money laundering requirements, safeguarding client assets and personal information and the conduct of our directors, officers and employees.
Failure to comply with any of these laws, rules or regulations could result in material adverse effects on or business, results of operations and financial condition, including as a result of regulatory investigations and enforcement proceedings, civil litigation, fines and/or other settlement payments. In addition, changes in existing rules or regulations, including the interpretation thereof, or the adoption of new rules or regulations, could subject us to increased cost and risk of regulatory investigation or civil litigation and could have a material adverse effect on our business, financial condition and operating results.
The cost of complying with our regulatory requirements is significant and could increase materially in the future.
We have incurred and expect to continue to incur significant costs to comply with our regulatory requirements, including with respect to the development, operation and continued enhancement of our trading platforms and technology solutions relating to trade execution, trade reporting, trade surveillance and transaction monitoring, record keeping and data reporting. New regulations, including amendments of existing rules, could result in material increases in operating costs in order to comply with additional requirements.
We are exposed to significant risk from civil litigation and regulatory enforcement actions against us. Our businesses are highly regulated and we are engaged in a large number of transactions for our global client base. As a result, we are a party to a significant number of lawsuits and regulatory investigations and proceedings, which are costly and time consuming to defend or address and expose us to risk of loss and fines and penalties. Moreover, the amounts involved in the trades we execute, together with the potential for rapid price movements in the products we offer, can result in potentially large damage claims in any litigation resulting from such trades.
In addition, the volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms has been increasing and may continue to increase. The risks relating to litigation and regulatory investigations and enforcement actions will increase as our business expands.
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 13 - Commitments and Contingencies in the Consolidated Financial Statements.

Certain of our subsidiaries are required to maintain significant levels of net capital and if our subsidiaries fail to meet these requirements, we face suspension, expulsion or limitation on our product lines. Our regulated subsidiaries are subject to a number of requirements to maintain specific levels of net capital. Failure to maintain the required net capital may subject our subsidiaries to suspension or revocation of their license or registration or expulsion from regulatory bodies. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.
In addition to these net capital requirements, one of our subsidiaries is subject to the deposit and/or collateral requirements of the clearing houses in which it participates (such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation). These requirements may fluctuate significantly from time to time based upon the nature and size of client trading activity. Failure to meet such requirements could result in our inability to continue to participate in the clearinghouse, which could have a material adverse effect on our business, results of operation and financial condition.
Changes in existing net capital rules or the issuance of new rules could restrict our operations or limit our ability to issue dividends or repay debt. Our business depends on the use of capital, most of which is generated and held by our operating subsidiaries. If there are changes to existing net capital rules, or new rules are issued, that require us to hold additional capital at our operating subsidiaries, we may be unable to issue dividends from our subsidiaries to fund our operations or repay our debt, which could have a material adverse effect on our business, results of operations and financial condition.
International Operations Risks
Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results. We engage in a significant amount of business with clients in the international markets. We face certain additional risks that are inherent in doing business in international markets, particularly in the regulated industries in which we participate. These risks include an inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change, difficulties of debt collection and enforcement of contract rights in foreign jurisdictions and reduced protection for intellectual property rights.
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
Our international operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Our international operations are subject to specific risks that are more likely to arise in politically unstable and less developed regions of the world. We may conduct business in countries that are the subject of actual or threatened war, terrorist activity, outbreaks of pandemic or contagious diseases, such as the novel coronavirus (COVID-19), political instability, civil strife and other geopolitical uncertainty, economic and financial instability, highly inflationary environment, unexpected changes in regulatory requirements, tariffs and other trade barriers, exchange rate fluctuations, applicable currency controls, the imposition of restrictions on currency conversion or the transfer of funds and difficulties in staffing and managing foreign operations, including reliance on local experts. As a result of these and other factors, the currencies of these countries may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies or on business in such countries could impede our foreign business.
As we operate in certain jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, we may be required to cease operations in one or more of the countries in which we operate without registration, licensing or authorization, or our growth may be limited by newly imposed regulatory or other restrictions. A portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive revenue and profit and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to retail clients. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.
In such jurisdictions in which we are not licensed or authorized, we may be subject to a variety of restrictions regarding the manner in which we conduct our business or serve customers, including restrictions on:
•our sales and marketing activities;
•the use of a website specifically targeted to potential customers in a particular country;
•our ability to have a physical presence in a particular country; or
•the types of services we may offer customers physically present in each country.
These restrictions may have a material adverse effect on our results of operations and financial condition and/or may limit our ability to grow or continue to operate our business in any such jurisdiction or may result in increased overhead costs or degradation in our services in that jurisdiction. Consequently, we cannot assure you that our operations in jurisdictions where we are not licensed or authorized will continue uninterrupted or that our international expansion plans will be achieved.
We may be subject to possible enforcement action and penalties if we are determined to have previously offered, or currently offer, our services in violation of applicable laws and regulations in any of the markets in which we serve customers. In any such case, we may be required to cease the conduct of our business with customers in one or more jurisdictions. We may also determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuing the business in one or more jurisdictions are too onerous to justify making the necessary changes. In addition, any such event could negatively impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation.
Our operations are required to comply with specific anti-corruption and record-keeping laws and regulations applicable to companies conducting business internationally, and if we violate these laws and regulations, it could adversely affect our business and subject us to broader liability. Our international business operations are subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”) and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and to devise and maintain an adequate system of internal accounting controls. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against designated foreign states, organizations and individuals. Though we have policies in place designed to comply with applicable OFAC sanctions, rules and regulations as well as the FCPA and equivalent laws and rules of other jurisdictions, including the UK Bribery Act 2010, there can be no assurance that, in the future, the operations of our businesses will not violate these laws and regulations, and we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of employees and restrictions on our operations and cash flows.
The U.K.’s withdrawal from the European Union could have an adverse effect on our business and financial results. On January 31, 2020, the U.K. withdrew from membership in the E.U., which exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including our historical right to serve customers in the E.U. on a passport basis due to the licenses we hold in the U.K. Brexit could also impact our existing and future relationships with suppliers and employees in the U.K. and E.U. by disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. As a result, Brexit could have an adverse effect on our future business, financial results and operations.
The long-term nature of the U.K.’s relationship with the E.U. is unclear and subject to considerable uncertainty. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets during a transitional period that is set to expire on December 31, 2020, during which the British government will continue to negotiate the terms of the U.K.'s future relationship with the E.U. The outcome of these negotiations is uncertain, and Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
Competition Risk
We are subject to intense competition. We derive a significant portion of our revenues from market-making and trading activities involving securities, commodities and foreign exchange. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We compete primarily with wholesale, national and regional broker-dealers and FCMs, as well as electronic communications networks. We compete primarily on the basis of our expertise and quality of service.
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
A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them:
•offer alternative forms of financial intermediation as a result of superior technology and greater availability of information;
•offer a wider range of services and products than we offer;
•are larger and better capitalized;
•have greater name recognition; and
•have more extensive client bases.
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
Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been due through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $671.0 million in fiscal 2016 to $1,308.3 million in fiscal 2020 as a result of several acquisitions and during the fiscal year ended September 30, 2020, we entered into five transactions, including the acquisition of GAIN Capital Holdings, Inc., which was material to our results of operations and financial condition. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able enter into additional transactions, our growth may be adversely affected.
There are numerous significant risks associated with acquisitions and our failure to adequately manage these risks could lead to financial loss and a failure to realize the benefits of the transactions. There are a number of significant challenges that need to be overcome in order to realize the benefits of acquisitions, including:
•integrating the management teams, strategies, cultures, technologies and operations of the acquired companies;
•retaining and assimilating the key personnel of acquired companies;
•retaining existing clients of the acquired companies;
•creating uniform standards, controls, procedures, policies and information systems; and
•achieving revenue growth.
If these risks are not appropriately managed, we may fail to realize the anticipated benefits of such acquisitions or incur unanticipated liabilities, any of which could materially affect our business, financial condition and operating results. In addition, in connection with our acquisitions, we may be required to issue common stock, which would dilute our existing shareholders, or incur additional debt, which would increase our operating costs and potentially strain our liquidity. Moreover, acquisitions could lead to increases in amortization expenses, impairments of goodwill and purchased long-lived assets or restructuring charges, any of which could materially harm our financial condition or results.
Acquisitions give rise to unforeseen issues. Acquisitions involve considerable risk, including the potential disruption of each company’s ongoing business and the distraction of their respective management teams, unanticipated expenses and unforeseen liabilities. Our failure to address these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions or incur unanticipated liabilities, any of which could adversely affect our business, financial condition and operating results.

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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2020 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Bedminster, New Jersey; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; Omaha, Nebraska; Bloomfield, Nebraska; Minneapolis, Minnesota; Champaign, Illinois; Miami, Florida; Indianapolis, Indiana; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Fort Lauderdale, FL; Twin Falls, Idaho; Bowling Green, Ohio; Powell, Ohio; Birmingham, Alabama; Gadsden, Alabama; Charlotte, North Carolina; Atlanta, Georgia; Houston, Texas; Dallas, Texas; Los Angeles, California; Park City, Utah; Seattle, Washington; Stamford, Connecticut; Mexico City, Mexico; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Patrocinio, Brazil; Campo Grande, Brazil; Primavera do Leste, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong; Tokyo, Japan; Bangalore, India; Krakow, Poland; Toronto, Canada; Montreal, Canada; Sydney, Australia; Luxembourg, Luxembourg; and Frankfurt, Germany.
Our corporate headquarters is located in New York, New York. All of our offices and other principal business properties are leased, except for a portion of our space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
Item 3. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 13, “Commitments and Contingencies - Legal and Regulatory Proceedings” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘SNEX’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2020, there were approximately 336 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2020 and 2019 were as follows:

		Price Range
		High	Low
2020:
	Fourth Quarter	$60.40	$48.29
	Third Quarter	$57.98	$32.00
	Second Quarter	$52.23	$28.01
	First Quarter	$50.76	$38.04
2019:
	Fourth Quarter	$45.02	$35.02
	Third Quarter	$42.39	$34.10
	Second Quarter	$44.57	$35.73
	First Quarter	$49.74	$35.07

Value over 5 years of $100 invested on September 30, 2015 in each of the company's stock ("SNEX"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
250
200
150
100
50
-
2015
2016
2017
2018
2019
2020
SNEX
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

On August 13, 2019, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on August 14, 2019 and ending on September 30, 2020. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. As of the date of this filing, there has been no subsequent authorization by our Board of Directors to repurchase shares of our common stock.
Our common stock repurchase program activity for the three months ended September 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program (1)
July 1, 2020 to July 31, 2020	—	$—	—	1,200,000
August 1, 2020 to August 31, 2020	—	—	—	1,200,000
September 1, 2020 to September 30, 2020	—	—	—	—
Total	—	$—	—
(1) The authorized repurchase of our common stock in place during fiscal 2020 ended on September 30, 2020.
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2020	2019	2018	2017	2016
Revenues:
Sales of physical commodities	$52,899.2	$31,830.3	$26,682.4	$28,673.3	$14,112.0
Principal gains, net	622.2	415.8	354.1	297.0	312.2
Commissions and clearing fees	403.6	372.4	391.8	318.6	233.3
Consulting, management and account fees	83.7	79.6	71.1	65.0	42.2
Interest income	130.9	198.9	123.3	69.7	55.2
Total revenues	54,139.6	32,897.0	27,622.7	29,423.6	14,754.9
Cost of sales of physical commodities	52,831.3	31,790.9	26,646.9	28,639.6	14,083.9
Operating revenues	1,308.3	1,106.1	975.8	784.0	671.0
Transaction-based clearing expenses	222.5	183.5	179.7	136.3	129.9
Introducing broker commissions	113.8	114.7	133.8	113.0	68.9
Interest expense	80.4	142.0	70.5	32.7	19.5
Interest expense on corporate funding	23.6	12.7	10.2	9.4	8.8
Net operating revenues	868.0	653.2	581.6	492.6	443.9
Compensation and other expenses:
Compensation and benefits	518.7	393.1	337.7	295.7	263.9
Trading systems and market information	46.3	38.8	34.7	34.4	28.0
Professional fees	30.2	21.0	18.1	15.2	14.0
Non-trading technology and support	28.4	20.1	13.9	11.6	7.1
Occupancy and equipment rental	23.5	19.4	16.5	15.2	13.3
Selling and marketing	12.2	5.2	6.2	4.0	5.1
Travel and business development	8.9	16.2	13.8	13.3	11.5
Communications	7.0	6.6	5.4	5.0	4.7
Depreciation and amortization	19.7	14.0	11.6	9.8	8.2
Bad debts, net of recoveries and impairment	18.7	2.5	3.1	4.3	4.4
(Recovery) bad debt on physical coal	—	(12.4)	1.0	47.0	—
Other	29.6	23.2	20.1	21.9	17.2
Total compensation and other expenses	743.2	547.7	482.1	477.4	377.4
Gain on acquisitions and other gains	81.9	5.5	2.0	—	6.2
Income from continuing operations, before tax	206.7	111.0	101.5	15.2	72.7
Income tax expense	37.1	25.9	46.0	8.8	18.0
Net income	$169.6	$85.1	$55.5	$6.4	$54.7
Earnings per share:
Basic	$8.78	$4.46	$2.93	$0.32	$2.94
Diluted	$8.61	$4.39	$2.87	$0.31	$2.90
Number of shares:
Basic	18,824,328	18,738,905	18,549,011	18,395,987	18,410,561
Diluted	19,180,479	19,014,395	18,934,830	18,687,354	18,625,372

Other Data:
Return on average stockholders’ equity	24.9%	15.5%	11.6%	1.5%	13.2%
Employees, end of period	2,950	2,012	1,701	1,607	1,464
Compensation and benefits as a percentage of operating revenues	39.6%	35.5%	34.6%	37.7%	39.3%

Selected Balance Sheet Information:	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Total assets	$13,474.9	$9,936.1	$7,824.7	$6,243.4	$5,950.3
Lenders under loans	$268.1	$202.3	$355.2	$230.2	$182.8
Senior secured borrowings, net	$515.5	$167.6	$—	$—	$—
Senior unsecured notes, net	$—	$—	$—	$—	$44.5
Stockholders’ equity	$767.5	$594.2	$505.3	$449.9	$433.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries. StoneX Group Inc. was formerly INTL FCStone Inc.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, U.S. federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, the failure to successfully integrate the operations of businesses acquired and the potential impact of the COVID-19 pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,900 employees as of September 30, 2020. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
On July 31, 2020, we completed the acquisition of Gain Capital Group Inc. (“Gain”), an online provider of retail foreign exchange trading and related services. Gain is a provider of innovative trading technology and execution services to retail and institutional investors worldwide, with multiple access points to OTC markets and global exchanges across a wide range of asset classes, including foreign exchange, commodities and global equities. We view this as a significant acquisition, which triggered a reassessment of the financial information reviewed by our executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. The acquisition of Gain added a significant amount of incremental business from a new client type – retail. Prior to the acquisition, Gain was a publicly traded corporation in the United States, and reported its performance along two reportable segments: retail and futures, in its periodic reporting with the SEC. We have existing businesses with activities similar to Gain’s futures business. Gain’s retail business however, represents a fundamental change in our business strategy.
In light of this fundamental change and reassessment described above, we have modified the operating segments we use to evaluate our performance. Accordingly, our operating segments are now based primarily on the nature of the client we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 2,900 employees allowing us to serve clients in more than 180 countries.
As noted, our four reportable segments consist of Commercial, Institutional, Retail, and Global Payments. See Segment Information for a listing of business activities performed within our reportable segments.
In June 2020, we announced the rebranding of our firm as StoneX Group Inc., following approval by an overwhelming majority of our shareholders during a shareholder meeting held the same day. The name change was effective July 6, 2020, and additionally our common stock is now traded under the symbol SNEX.
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
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the end of fiscal 2020, worldwide social and economic activity became severely impacted by the spread and threat of coronavirus (“COVID-19”). In March 2020, COVID-19 was recognized as a global pandemic and has spread to many regions of the world, including all countries in which we have operations. The response by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations, has significantly impacted market volatility and general economic conditions. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Current Results of Operations
The COVID-19 pandemic has resulted in significant market volatility and unprecedented market conditions. Our fourth quarter results continue to reflect revenue growth in Equity and Debt Capital Markets over the prior year primarily related to increased customer flow to our equity market making desk and a widening of spreads in fixed income products, albeit to a lesser extent than the third quarter of fiscal 2020, as a result of periods of higher volatility in the global markets due to economic concerns related to the COVID-19 pandemic. We have also seen a a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy. This revenue growth has been partially offset by the effect of the actions of the Federal Open Market Committee (“FOMC”) to immediately reduce short term interest rates by 100 basis points in March 2020 in response to the economic effect of the pandemic and the resulting effect on our interest and fee income earned on client balances as well as increases in bad debt expense, reflective of the effect of the global pandemic on our client base.
Impact on Current Balance Sheet and Liquidity
We currently have a strong balance sheet and liquidity profile. In addition to our cash and cash equivalents as of September 30, 2020, we had $173.5 million of committed funds available under our credit facility for general working capital requirements. We believe we have sufficient liquidity and have preserved financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
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
Closing of $350 Million of Senior Secured Notes Due 2025 and Closing of Gain Acquisition
On June 11, 2020, we closed on the offering of $350 million in aggregate principal amount of 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount thereof. We used the net proceeds from the sale of the Notes to fund the cash consideration for the acquisition of Gain, to pay certain related transaction-related fees and expenses, and together with cash on hand, to fund the September 2020 repayment of $91.5 million of Gain’s 5.00% Convertible Senior Notes due 2022.

Fiscal 2020 Highlights
•Realized records in operating revenues of $1,308.3 million, net operating revenues of $868.0 million, and net income of $169.6 million.
•Achieved a return on average stockholders’ equity of 24.9%, exceeding our internal target of 15%.
•Rebranded the Company to StoneX Group Inc. and changed the NASDAQ ticker symbol to SNEX.
•Closed on the issuance of $350 million Senior Secured Notes due 2025 to fund the purchase of Gain Capital Holding, Inc.
•Completed the acquisition of Gain Capital Holdings, Inc., a global provider of trading services and solutions in spot foreign exchange, precious metals and CFDs in an all-cash transaction.
•Completed the acquisition of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited.
•Completed the acquisitions of the brokerage business of Tellimer Group, commodity risk manager IFCM Commodities GmbH, and online payment and foreign exchange service provider GIROXX GmbH.
Executive Summary
Fiscal 2020 was a period marked with the global social and economic effects of the COVID-19 pandemic as well as well as two significant transactions for the Company, the acquisition of Gain Capital Holding, Inc. and the related $350 million Senior Secured Note offering. Beginning in the second quarter of fiscal 2020, we saw the effect of the COVID-19 pandemic on the global economy with heightened volatility and customer demand driving improved performance in our equity, fixed income and precious metals businesses which was partially offset by the effect of the actions of the Federal Open Market Committee (“FOMC”) to immediately reduce short term interest rates by 100 basis points in March 2020 in response to the economic effect of the pandemic as well as an increase in bad debt expense.
While this reduction of interest rates combined with FOMC actions in the first and second quarters of fiscal 2020 will result in a significant decline in interest income for the Company in the near future, we have been successful in continuing to grow our client balances, as average client equity increased 33% to $2.8 billion and average money-market/FDIC sweep balances increased 43% to $1.1 billion in fiscal 2020 as compared to the prior year.
We continued to diversify our business offering and client base with the acquisition of Gain in August of 2020. This acquisition significantly expands our retail distribution channel, adding over 130,000 new retail clients, that we had previously established with the acquisition of Sterne Agee’s independent wealth management business as well as the acquisitions of CoinInvest and European Precious Metals. This acquisition broadens our product offering and adds a global digital platform which we aim to expand across our asset classes. As part of this acquisition, we issued $350.0 million of Senior Secured Notes which was our first issuance into the institutional debt markets and we believe adds diversification to our capital structure.
In addition, following a shareholder vote, we completed a rebranding of the company, changing our name to StoneX Group Inc., and our ticker symbol to SNEX. We believe the StoneX brand signals an exciting new phase for our Company, keeping our roots in the Stone name which dates back to 1924 while continuing to pursue our goal of becoming recognized as a best in class financial services franchise.
Our net income increased $84.5 million to a record $169.6 million in fiscal 2020 compared to $85.1 million in fiscal 2019. Diluted earnings per share were $8.61 for fiscal 2020 compared to $4.39 in fiscal 2019. The increases in net income and diluted earnings per shares were significantly impacted by a gain on the acquisition of Gain Capital Holdings, Inc., discussed further below.
Overall segment income increased $89.4 million, or 29%, versus the prior year. This growth in segment income was led by our Institutional segment, which added $64.3 million, or 73% versus fiscal 2019. This growth was driven by a 65% increase in net operating revenues, most notably in securities products where we experienced heightened volatility in equity and fixed income markets related to COVID-19. This was partially offset by a $26.4 million decline in interest and fee income earned on average client equity and FDIC sweep balances as well as a $8.4 million increase in bad debts, net of recoveries and impairments.
Segment income in our Retail segment increased $25.3 million or 395% versus fiscal 2019, primarily as a result of the acquisition of Gain as well as strong performance in retail precious metals, which benefited from increased customer demand related to an increase in volatility and precious metals prices during fiscal 2020.
Global Payments segment income increased $2.5 million, or 4% versus fiscal 2019, as average daily volumes were relatively flat with the prior year, as the effect of COVID-19 on global economic markets drove a decline in the number of debt-capital market related payments from our large international banking clients.
Finally, segment income in our Commercial segment, declined $2.7 million, or 2% versus fiscal 2019, as strong growth in net operating revenues from physical transactions, most notably precious metals were offset by a $14.5 million decline in interest income earned on client balances in our listed and OTC derivative businesses. In addition, we recorded a lower of cost or net realizable adjustment for certain physical energy inventories as well as $7.2 million increase in bad debts, net of recoveries and impairment versus fiscal 2019. Also, fiscal 2019 included recoveries on the bad debt on physical coal of $12.4 million.
Income before tax for fiscal 2020 was $206.7 million, an increase of $95.7 million, or 86% versus fiscal 2019 and includes an $81.8 million bargain purchase gain on the acquisition of Gain included in ‘Gain on acquisitions and other gains’ on the Consolidated Income Statement, while fiscal 2019 includes a $5.4 million bargain purchase on the acquisition of GMP Securities. These bargain purchase gains are non-taxable, and accordingly there is no corresponding income tax provision amount recorded related to the bargain purchase gains. When evaluating the acquisition of Gain, along with the bargain purchase amount recorded, management also considers the $9.6 million of acquisition related investment banking and legal fees during fiscal 2020 related to the transaction, as well as an impairment charge of $5.7 million related to capitalized software not yet placed into service, now expected to be duplicative and replaced with a system acquired as part of the Gain transaction. This impairment charge was included in the bad debts, net of recoveries and impairment expense noted above in our Commercial and Institutional segments as $1.6 million and $4.1 million, respectively.
Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2020, 2019, and 2018.
Financial Overview
The following table shows an overview of our financial results:

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Revenues:
Sales of physical commodities	$52,899.2	66%	$31,830.3	19%	$26,682.4
Principal gains, net	622.2	50%	415.8	17%	354.1
Commission and clearing fees	403.6	8%	372.4	(5)%	391.8
Consulting, management, and account fees	83.7	5%	79.6	12%	71.1
Interest income	130.9	(34)%	198.9	61%	123.3
Total revenues	54,139.6	65%	32,897.0	19%	27,622.7
Cost of sales of physical commodities	52,831.3	66%	31,790.9	19%	26,646.9
Operating revenues	1,308.3	18%	1,106.1	13%	975.8
Transaction-based clearing expenses	222.5	21%	183.5	2%	179.7
Introducing broker commissions	113.8	(1)%	114.7	(14)%	133.8
Interest expense	80.4	(43)%	142.0	101%	70.5
Interest expense on corporate funding	23.6	86%	12.7	25%	10.2
Net operating revenues	868.0	33%	653.2	12%	581.6
Compensation and benefits	518.7	32%	393.1	16%	337.7
Bad debts, net of recoveries and impairments	18.7	648%	2.5	(19)%	3.1
(Recovery) bad debt on physical coal	—	(100)%	(12.4)	n/m	1.0
Other expenses	205.8	25%	164.5	17%	140.3
Total compensation and other expenses	743.2	36%	547.7	14%	482.1
Gain on acquisitions and other gains	81.9	1,389%	5.5	175%	2.0
Income before tax	206.7	86%	111.0	9%	101.5
Income tax expense	37.1	43%	25.9	(44)%	46.0
Net income	$169.6	99%	$85.1	53%	$55.5

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Operating Revenues (in millions):
Listed derivatives	$328.5	4%	$317.1	(7)%	$339.7
OTC derivatives	111.2	13%	98.3	3%	95.3
Securities	458.3	39%	329.3	33%	248.0
FX / Contract for Difference (“CFD”) contracts	66.9	207%	21.8	23%	17.7
Global payments	114.6	3%	110.8	12%	99.0
Physical contracts	122.4	65%	74.0	30%	56.9
Interest / fees earned on client balances	42.7	(49)%	83.9	33%	63.2
Other	68.4	(9)%	75.2	46%	51.6
Corporate Unallocated	14.6	(30)%	20.8	(13)%	23.9
Eliminations	(19.3)	(23)%	$(25.1)	29%	$(19.5)
	$1,308.3	18%	$1,106.1	13%	$975.8

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	154,652	20%	128,898	—%	129,487
Listed derivatives, average rate per contract (1)	$1.98	(9)%	$2.17	(7)%	$2.34
Average client equity - listed derivatives (millions)	$2,765	33%	$2,073	(5)%	$2,180
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,113	19%	1,772	12%	1,583
OTC derivatives, average rate per contract	$52.19	(5)%	$55.19	(8)%	$60.08
Securities average daily volume (“ADV”) (millions)	$1,729	20%	$1,440	44%	$1,003
Securities rate per million (“RPM”) (2)	$845	23%	$685	(1)%	$692
Average money market / FDIC sweep client balances (millions)	$1,130	43%	$791	(1)%	$802
FX / CFD contracts ADV (millions) (3)	$9,679	611%	$1,361	(13)%	$1,561
FX / CFD contracts RPM	$97	70%	$57	27%	$45
Global Payments ADV (millions)	$45	—%	$45	7%	$42
Global Payments RPM	$10,092	3%	$9,805	4%	$9,456

(1)	Give-up fees as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)	The ADV for the year ended September 30, 2020 is reflective of the ADV of post-acquisition of Gain, and is calculated based on 43 trading days with the activities of Gain, acquired effective August 1, 2020, which is shown in our Retail segment, along with our pre-existing FX activities, which is shown in our Institutional segment, and had trading days of 260 during the current fiscal year.
Operating Revenues
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 18% to $1,308.3 million in fiscal 2020 compared to $1,106.1 million in fiscal 2019.
The table above displays operating revenues disaggregated across the products in which we conduct our business. Operating revenues in listed derivatives increased 4%, or $11.4 million to $328.5 million in fiscal 2020 primarily a result of a 20% increase in listed derivative volumes while the average rate per contract declined 9%.
Operating revenues in OTC derivatives increased 13% to $111.2 million in fiscal 2020, driven by a 19% increase in OTC derivative volumes driven by heightened volatility in energy and renewable fuels markets.
Operating revenue from Securities transactions increased 39% to $458.3 million in fiscal 2020, primarily as a result of a 20% increase in securities average daily volume (“ADV”) as well as a 23% increase in RPM, each of which were driven by heightened volatility in the global equity and fixed income markets due to economic concerns related to the COVID-19 pandemic.

Operating revenues from FX/CFD contracts increased 207% to $66.9 million in fiscal 2020, as a result of $42.9 million increase in retail FX/CFD contracts operating revenues driven by the acquisition of Gain in the fourth quarter fiscal 2020.
Operating revenues from global payments increased by 3% to $114.6 million in fiscal 2020, as a result of a 3% increase in RPM as the ADV was relatively flat with the prior year at $45 as the result global economic slowdown related to the COVID-19 pandemic.
Operating revenues from physical contracts increased 65% to $122.4 million in fiscal 2020, primarily due to a significant increase in customer demand for precious metals as well as a widening of spreads due to market dislocations related to the COVID-19 pandemic. This was partially offset by a $7.6 million lower of cost or net realizable value adjustment for certain physical inventories in energy commodities.
Finally, interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, declined 49% as compared to the prior year as a result of a significant declines in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in August 2019. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 33% and 43%, respectively.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 13% to $1,106.1 million in fiscal 2019 compared to $975.8 million in fiscal 2018.
The table above displays operating revenues disaggregated across the products in which we conduct our business. Operating revenues in listed derivatives declined 7%, or $22.6 million to $317.1 million in fiscal 2019 primarily a result of a 7% decline in the average rate per contract in listed derivatives as contract volumes were relatively flat as compared to fiscal 2018.
Operating revenues in OTC derivatives increased 3% to $98.3 million in fiscal 2019, driven by a 12% increase in OTC derivative volumes as a result of an increase in agricultural and energy commodity volumes.
Operating revenue from Securities transactions increased 33% to $329.3 million in fiscal 2019, primarily as a result of a 44% increase in securities ADV as RPM was relatively flat with fiscal 2018.
Operating revenues from FX Contracts increased 23% to $21.8 million in fiscal 2019 as compared to fiscal 2018. This increase was the result of a 27% increase in RPM versus 2018, which was partially offset by a 13% decline in ADV. In addition, fiscal 2019 includes a $2.7 million settlement received in the Barclays PLC ‘last look’ class action matter.
Operating revenues from global payments increased by 12% to $110.8 in fiscal 2019 as a result of a 7% increase in the ADV as well as a 4% increase in RPM as compared to fiscal 2018.
Operating revenues from physical contracts increased 30% to $74.0 million in fiscal 2019, primarily due to increased market volatility in global precious metals markets.
Finally, interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased 33% as compared to the prior year as a result of an increase in short term interest rates as compared to fiscal 2018.
Interest and Transactional Expenses
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 21% to $222.5 million in fiscal 2020 compared to $183.5 million in fiscal 2019, and were 17% of operating revenues in fiscal 2020 and fiscal 2019. The increase in expense primarily resulted from higher listed derivative contracts, higher clearing and exchange fees within Equity Capital Markets and incremental costs in Retail Forex related to the acquisition of Gain effective July 31, 2020.
Introducing broker commissions: Introducing broker commissions decreased 1% to $113.8 million in fiscal 2020 compared to $114.7 million in fiscal 2019, and were 9% of operating revenues in fiscal 2020 compared to 10% in fiscal 2019. The decrease in expense is primarily due to decreased activity of listed derivatives within our Institutional and Commercial segments, partially offset by expense increases in our Retail segment due to incremental expense from the Gain acquisition and increased activity in our Independent Wealth Management business as a result of higher revenues.
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $61.6 million, or 43%, to $80.4 million during fiscal 2020 compared to $142.0 million in fiscal 2019 primarily due to the impact of changes in the short-term interest rate environment. During fiscal 2020, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $40.4 million to $33.5 million compared to $73.9 million in fiscal 2019. Additionally, as a result of the impact of lower short-term interest rates, during fiscal 2020 interest expense directly attributable to securities lending activities decreased $10.8 million to $25.0 million compared to $35.8 million in fiscal 2019 and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $10.4 million to $21.9 million compared to $32.3 million, primarily from the decrease in short-term interest rates along with lower average borrowings outstanding on our physical commodities financing facilities.
Interest expense on corporate funding: Interest expense related to corporate funding purposes was $23.6 million in fiscal 2020 compared to $12.7 million in fiscal 2019, primarily due to lower short-term interest rates, partially offset by incremental interest related to the issuance of senior secured notes during June 2020. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments increased $71.5 million, or 101%, to $142.0 million in fiscal 2019 compared to $70.5 million in fiscal 2018. As a result, during fiscal 2019, interest expense directly associated with serving as an institutional dealer in fixed income securities increased $35.3 million to $73.9 million compared to $38.6 million in fiscal 2018. As a result of the expansion in securities lending during fiscal 2019, interest expense directly attributable to securities lending activities increased $22.6 million to $35.8 million compared to $13.2 million in fiscal 2019. During fiscal 2019, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments increased $13.6 million to $32.3 million compared to $18.7 million, primarily related to the increase in short-term rates resulting in higher costs in our Exchange-Traded Futures & Options business, and higher short-term rates along with higher average borrowings outstanding on our physical commodities financing facilities resulted in increased expense.
Interest expense on corporate funding: Interest expense related to corporate funding purposes was $12.7 million in fiscal 2019 compared to $10.2 million, in fiscal 2018.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Net Operating Revenues (in millions):
Listed derivatives	$143.9	—%	$143.4	(2)%	$145.6
OTC derivatives	111.2	13%	98.2	3%	95.2
Securities	287.9	112%	135.7	39%	97.3
FX / CFD contracts	55.4	195%	18.8	30%	14.5
Global Payments	108.7	4%	105.0	13%	93.3
Physical contracts	107.1	90%	56.5	26%	44.9
Interest, net / fees earned on client balances	35.4	(47)%	67.3	27%	52.8
Other	42.9	10%	39.1	2%	38.3
Corporate Unallocated	(24.5)	127%	(10.8)	3,500%	(0.3)
	$868.0	33%	$653.2	12%	$581.6
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Net operating revenues increased 33% to $868.0 million in fiscal 2020 compared to $653.2 million in fiscal 2019.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Net operating revenues increased 12% to $653.2 million in fiscal 2019 compared to $581.6 million in fiscal 2018.
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Compensation and benefits:
Variable compensation and benefits	$296.8	40%	$211.6	22%	$174.1
Fixed compensation and benefits	221.9	22%	181.5	11%	163.6
	518.7	32%	393.1	16%	337.7
Other expenses:
Trading systems and market information	46.3	19%	38.8	12%	34.7
Professional fees	30.2	44%	21.0	16%	18.1
Non-trading technology and support	28.4	41%	20.1	45%	13.9
Occupancy and equipment rental	23.5	21%	19.4	18%	16.5
Selling and marketing	12.2	135%	5.2	(16)%	6.2
Travel and business development	8.9	(45)%	16.2	17%	13.8
Communications	7.0	6%	6.6	22%	5.4
Depreciation and amortization	19.7	41%	14.0	21%	11.6
Bad debts, net of recoveries and impairment	18.7	648%	2.5	(19)%	3.1
(Recovery) bad debt on physical coal	—	(100)%	(12.4)	(1,340)%	1.0
Other	29.6	28%	23.2	15%	20.1
	224.5	45%	154.6	7%	144.4
Total compensation and other expenses	$743.2	36%	$547.7	14%	$482.1
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Compensation and Other Expenses: Compensation and other expenses increased $195.5 million, or 36%, to $743.2 million in fiscal 2020 compared to $547.7 million in fiscal 2019. Compensation and other expenses related to acquisitions and new business initiatives during fiscal 2020 added $76.2 million.
Compensation and Benefits: Total compensation and benefits expense increased $125.6 million, or 32%, to $518.7 million in fiscal 2020 compared to $393.1 million in fiscal 2019. Total compensation and benefits were 40% of operating revenues in fiscal 2020 compared to 36% in fiscal 2019. The variable portion of compensation and benefits increased $85.2 million, or 40%, to $296.8 million in fiscal 2020 compared to $211.6 million in fiscal 2019. Variable compensation and benefits were 34% of net operating revenues in fiscal 2020 compared to 32% in fiscal 2019. The primary driver of the increase in variable compensation is the increased front office variable incentive compensation of $71.5 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $13.7 million to $45.8 million in fiscal 2020 compared to $32.1 million in fiscal 2019, primarily due to increased headcount and company performance.
The fixed portion of compensation and benefits increased $40.4 million, or 22%, to $221.9 million in fiscal 2020 compared to $181.5 million in fiscal 2019. Non-variable salaries increased $30.7 million, or 24%, primarily due to our recent acquisitions and new business initiatives, which added $17.9 million in fiscal 2020. Employee benefits, excluding share-based compensation, increased $9.8 million in fiscal 2020, primarily related to higher payroll, health care and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $10.3 million in fiscal 2020 compared to $8.1 million in fiscal 2019. The number of employees was 2,950 at the end of fiscal 2020 compared to 2,012 at the end of fiscal 2019, with the increase in headcount being primarily acquisition related.
Other Expenses: Other non-compensation expenses increased $69.9 million, or 45%, to $224.5 million in fiscal 2020 compared to $154.6 million in fiscal 2019. Other non-compensation expenses related to acquisitions and new business initiatives began after September 2018 added $27.7 million.
Trading systems and market information costs increased $7.5 million, of which $6.1 million was related to incremental costs from recent acquisitions and new business initiatives. Professional fees increased $9.2 million, primarily related to acquisition-specific closing costs. Non-trading technology and support increased $8.3 million, primarily due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems, higher costs from external data center services, and incremental costs due to acquisitions and new business initiatives during fiscal 2020. Occupancy and equipment rental increased $4.1 million, primarily related to higher office lease costs of $3.7 million, including $1.5 million in incremental costs from recent acquisitions. Selling and marketing costs increased $7.0 million, primarily related to incremental costs from the acquisition of Gain, effective July 31, 2020. Travel and business development decreased $7.3 million primarily as a result of the impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Depreciation and amortization increased primarily due to higher depreciation expense of leaseholds and IT equipment, and higher amortization expense of intangible assets recorded as part of the acquisitions completed during fiscal 2020.
Excluding the recovery of bad debt on physical coal discussed below, bad debts, net of recoveries and impairment increased $16.2 million year-over-year. During fiscal 2020, bad debts, net of recoveries were $13.0 million, primarily related to client trading account deficits in our Commercial, Institutional, and Retail segments of $3.5 million, $5.7 million, and $0.6 million, respectively. Additionally, we recorded bad debt expense of $3.2 million related to trade receivables with physical clients. During fiscal 2019, bad debts, net of recoveries were $2.5 million, primarily related to $2.7 million of OTC client account deficits, partially offset by a $1.4 million client recovery, in the Commercial segment and $1.4 million in the Institutional segment.
In connection with the integration of Gain, the Company re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, the Company determined that certain legacy capitalized developed software costs within our OTC foreign exchange and physical metals business would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, the Company recorded impairment charges of $5.7 million in fiscal 2020.
(Recovery) Bad Debt on Physical Coal: During fiscal 2019, we recorded recoveries on the bad debt on physical coal of $12.4 million related to settlements reached with clients and proceeds received through an insurance policy claim related to the physical coal matter, as described in further detail below.
Gain on Acquisitions and Other Gains: The results of fiscal 2020 include a bargain purchase gain of $81.8 million related to the acquisition of Gain. The results of fiscal 2019 include bargain purchase gains of $5.5 million, primarily related to the acquisition of the former subsidiary GMP Securities LLC, which was subsequently merged into StoneX Financial Inc.
Provision for Taxes: The effective income tax rate was 18% in fiscal 2020 compared to 23% in fiscal 2019. The effective income tax rate for fiscal 2020 was lower than the U.S. federal statutory rate of 21% due to the non-taxable bargain purchase gain recognized upon the acquisition of Gain. State income tax, global intangible low-taxed income (“GILTI”), U.S. and foreign permanent differences, and an increase to foreign valuation allowances increased the effective income tax rate. The bargain purchase gain on acquisitions of $81.9 million is not taxable and reduced the effective income tax rate 8%. The estimated federal expense from GILTI increased the effective income tax rate approximately 0.7%. State income tax expense increased the effective income tax rate 1.0%. U.S. and foreign permanent differences increased the effective income tax rate approximately 1.4%. The increase in foreign valuation allowances also increased the effective income tax rate 1.0%. The effective income tax rate for fiscal 2019 was 23%. It was higher than the U.S. federal statutory rate of 21% due to GILTI, earnings taxed at a higher rate, foreign permanent differences, and an increase in foreign valuation allowances. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Compensation and Other Expenses: Compensation and other expenses increased $65.6 million, or 14%, to $547.7 million in fiscal 2019 compared to $482.1 million in fiscal 2018. Compensation and other expenses related to acquisitions and new business initiatives during fiscal 2019 added $25.3 million.
Compensation and Benefits: Total compensation and benefits expenses increased $55.4 million, or 16% to $393.1 million in fiscal 2019 compared to $337.7 million in fiscal 2018. Total compensation and benefits were 36% of operating revenues in fiscal 2019 compared to 35% in fiscal 2018. The variable portion of compensation and benefits increased $37.5 million, or 22%, to $211.6 million in fiscal 2019 compared to $174.1 million in fiscal 2018. Variable compensation and benefits were 32% of net operating revenues in fiscal 2019 compared to 30% in fiscal 2018. The primary driver of the increase in variable compensation is the increased front office variable incentive compensation of $31.7 million. Additionally, administrative, centralized operations and executive incentive compensation increased $5.8 million to $30.4 million in fiscal 2019 compared to $24.6 million in fiscal 2018, primarily due to increased headcount and company performance.
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
Other Expenses: Other non-compensation expenses $10.2 million, or 7% to $154.6 million in fiscal 2019 compared to $144.4 million in fiscal 2018. Other non-compensation expenses related to acquisitions and new business initiatives during fiscal 2019 added $7.9 million.
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
Excluding the recovery of bad debt on physical coal discussed below, bad debts, net of recoveries decreased $0.6 million year-over-year. During fiscal 2019, bad debts, net of recoveries were $2.5 million, primarily related to $2.7 million of OTC client account deficits in the Commercial segment, and $1.4 million in the Institutional segment, partially offset by a $1.4 million client recovery in the Commercial segment. During fiscal 2018, bad debts, net of recoveries were $3.1 million, primarily related to $2.8 million of agricultural OTC client account deficits in our Commercial segment and $0.4 million of exchange-traded client account deficits in our Institutional segment.
(Recovery) Bad Debt on Physical Coal: During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liabilities for the transactions recorded during fiscal 2017 and fiscal 2018, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, in September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. During fiscal 2018, we recorded additional bad debt expense of $1.0 million related to reimbursement due to us from a coal supplier following our recorded charge of $47.0 million during fiscal 2017.
Gain on Acquisitions and Other Gains: The results of fiscal 2019 included bargain purchase gains of $5.5 million, primarily related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC). The fiscal 2018 results included a gain of $2.0 million related to a judgment received in final settlement of our claim in the Sentinel Management Group Inc. bankruptcy proceeding.

Provision for Taxes: The effective income tax rate was 23% in fiscal 2019 compared to 45% in fiscal 2018. The effective income tax rate for fiscal 2019 was higher than the U.S. federal statutory rate of 21% due to GILTI earnings taxed at a higher rate, foreign permanent differences and an increase to foreign valuation allowances. The estimated federal and state tax expense from GILTI increased the effective income tax rate approximately 2%. The bargain purchase gain on acquisitions of $5.5 million was not taxable and reduced the effective income tax rate 1%. The amount of earnings taxed at higher tax rates increased the effective income tax rate 1%, and the increase in foreign valuation allowances also increased the effective income tax rate 1%. The effective income tax rate for fiscal 2018 excluding the impacts of the Tax Reform was 26%. The effective income tax rate decreased 0.5% due to excess tax benefits on share-based compensation recognized during the period related to the adoption of ASU 2016-09. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Compensation and benefits:
Variable compensation and benefits	$40.5	46%	$27.7	24%	$22.4
Fixed compensation and benefits	86.8	19%	72.8	14%	63.9
	127.3	27%	100.5	16%	86.3
Other expenses:
Occupancy and equipment rental	23.4	21%	19.3	17%	16.5
Non-trading technology and support	22.2	47%	15.1	39%	10.9
Professional fees	22.0	65%	13.3	27%	10.5
Depreciation and amortization	16.5	53%	10.8	16%	9.3
Communications	6.2	—%	6.2	24%	5.0
Selling and marketing	4.1	273%	1.1	(62)%	2.9
Trading systems and market information	2.6	(4)%	2.7	(10)%	3.0
Travel and business development	2.3	(39)%	3.8	15%	3.3
Other	19.2	16%	16.6	14%	14.5
	118.5	33%	88.9	17%	75.9
Total compensation and other expenses	$245.8	30%	$189.4	17%	$162.2
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Total unallocated costs and other expenses increased $56.4 million to $245.8 million in fiscal 2020 compared to $189.4 million in fiscal 2019. Compensation and benefits increased $26.8 million, or 27%, to $127.3 million in fiscal 2020 compared to $100.5 million in fiscal 2019.
During fiscal 2020, the increase in fixed compensation and benefits was primarily related to a 35% increase in headcount across several administrative departments, including IT, compliance and accounting, of which 61% of the increase in headcount was acquisition related, adding $5.4 million. The increase in variable compensation and benefits was primarily due to improved overall company performance, along with an incremental $3.4 million related to recent acquisitions.
Other non-compensation expenses related to acquisitions and new business initiatives began after fiscal 2018 added $11.0 million. During the fiscal year ended, the increase in fixed compensation and benefits and variable compensation and benefits is also related to headcount increases across several administrative departments. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT, client engagement, accounting and human resources systems.

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
Variable vs. Fixed Expenses
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Year Ended September 30,
(in millions)	2020	% of Total	2019	% of Total	2018	% of Total
Variable compensation and benefits	$296.8	27%	$211.6	25%	$174.1	22%
Transaction-based clearing expenses	222.5	21%	183.5	22%	179.7	23%
Introducing broker commissions	113.8	11%	114.7	14%	133.8	16%
Total variable expenses	633.1	59%	509.8	61%	487.6	61%
Fixed compensation and benefits	221.9	21%	181.5	21%	163.6	21%
Other fixed expenses	205.8	19%	164.5	19%	140.3	18%
Bad debts, net of recoveries and impairment	18.7	2%	2.5	—%	3.1	—%
(Recovery) bad debt on physical coal	—	—%	(12.4)	(1)%	1.0	—%
Total non-variable expenses	446.4	41%	336.1	39%	308.0	39%
Total non-interest expenses	$1,079.5	100%	$845.9	100%	$795.6	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 59% in fiscal 2020, 61% in fiscal 2019 and 61% in fiscal 2018.
During fiscal 2020, non-variable expenses, excluding bad debts, net of recovery and impairment and the recovery of bad debt on physical coal, increased $81.7 million, or 24%, compared to fiscal 2019, primarily driven by incremental costs from the acquisitions of UOB Bullion and Futures Limited, Tellimer, GIROXX, and Gain during the year, as well as certain transaction costs related to our acquisition of Gain. We view these acquisitions as long-term strategic decisions, and in aggregate, these acquisitions and expansion efforts resulted in pre-tax net income of $13.8 million during fiscal 2020.
During fiscal 2019, non-variable expenses, excluding bad debts, net of recoveries and the recoveries and bad debt on physical coal, increased $42.1 million, or 14%, compared to fiscal 2018, primarily driven by our acquisitions of Carl Kliem S.A., PayCommerce Financial Solutions, LLC, CoinInvest GmbH, European Precious Metal Trading GmbH and GMP Securities LLC, as well as the launch of our securities prime brokerage initiative and our expansion efforts in Canada. We viewed these acquisitions and expansion efforts as long-term strategic decisions, and in aggregate, these acquisitions and expansion efforts resulted in a pre-tax net loss of $10.3 million during fiscal 2019.
Segment Information
During the quarter ended September 30, 2020, we completed the acquisition of Gain Capital Group Inc. (“Gain”), which we view as a significant acquisition and which triggered a reassessment of the financial information reviewed by our executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. The acquisition of Gain added a significant amount of incremental business from a new client type – retail. Prior to the acquisition, Gain was a publicly traded corporation in the United States, and reported its performance along two reportable segments: retail and futures, in its periodic reporting with the SEC. We have existing businesses with activities similar to Gain’s futures business. Gain’s retail business however, represents a fundamental change in our business strategy.
In light of this fundamental change and reassessment described above, we have modified the operating segments we use to evaluate our performance. Accordingly, our operating segments are now based primarily on the nature of the clients we serve

(commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 2,900 employees allowing us to serve clients in more than 180 countries.
Following the acquisition of Gain, our business activities are managed as operating segments and organized into reportable segments as shown below. All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2017.

StoneX Group Inc.

Commercial	Institutional	Retail	Global Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Financial Ag & Energy	Equity Capital Markets	Retail Forex	Global Payments
Physical Ag & Energy	Debt Capital Markets	Retail Precious Metals	Payment Technology Services
Precious Metals	FX Prime Brokerage	Independent Wealth Management
Derivative Voice Brokerage	Exchange-Traded Futures & Options
Correspondent Clearing
Operating revenues, net operating revenues, net contribution and segment income are some of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Operating revenues are calculated as total revenues less cost of sales of physical commodities.
Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense.
Net contribution is calculated as net operating revenues less variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage, that can vary by revenue type, of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct segment costs. These non-variable direct expenses include trader base compensation and benefits, operational charges, trading systems and market information, professional fees, travel and business development, communications, bad debts, trade errors and direct marketing expenses.

Total Segment Results
The following table presents summary information concerning all of our business segments on a combined basis, excluding unallocated overhead, for the periods indicated.

	Year Ended September 30,
(in millions)	2020	% of Operating Revenues	2019	% of Operating Revenues	2018	% of Operating Revenues
Sales of physical commodities	$52,899.2		$31,830.3		$26,682.4
Principal gains, net	620.8		412.8		342.8
Commission and clearing fees	405.1		373.0		392.5
Consulting, management, and account fees	79.2		77.2		69.1
Interest income	140.0		208.0		131.5
Total revenues	54,144.3		32,901.3		27,618.3
Cost of sales of physical commodities	52,831.3		31,790.9		26,646.9
Operating revenues	1,313.0	100%	1,110.4	100%	971.4	100%
Transaction-based clearing expenses	221.0	17%	182.6	16%	178.7	18%
Introducing broker commissions	113.6	9%	114.6	10%	133.7	14%
Interest expense	85.9	7%	149.2	13%	77.1	8%
Net operating revenues	892.5		664.0		581.9
Variable direct compensation and benefits	253.0	19%	181.2	16%	149.5	15%
Net contribution	639.5		482.8		432.4
Fixed compensation and benefits	117.7		93.5		84.2
Other fixed expenses	108.0		93.5		82.2
Bad debts, net of recoveries and impairment	18.7		2.5		3.1
(Recovery) bad debt on physical coal	—		(12.4)		1.0
Total non-variable direct expenses	244.4	19%	177.1	16%	170.5	18%
Segment income	$395.1		$305.7		$261.9
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Net contribution for all of our business segments increased 32% to $639.5 million in fiscal 2020 compared to $482.8 million in fiscal 2019. Segment income increased 29% to $395.1 million in fiscal 2020 compared to $305.7 million in fiscal 2019.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Net contribution for all of our business segments increased 12% to $482.8 million in fiscal 2019 compared to $432.4 million in fiscal 2018. Segment income increased 17% to $305.7 million in fiscal 2019 compared to $261.9 million in fiscal 2018.

Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services, differentiates us from our competitors and maximizes the opportunity to retain our clients.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Revenues:
Sales of physical commodities	$52,593.9	66%	$31,759.3	19%	$26,682.4
Principal gains, net	194.1	24%	156.7	12%	140.2
Commission and clearing fees	140.1	(7)%	150.5	1%	149.5
Consulting, management and account fees	18.8	1%	18.6	11%	16.7
Interest income	23.2	(42)%	40.3	35%	29.9
Total revenues	52,970.1	65%	32,125.4	19%	27,018.7
Cost of sales of physical commodities	52,538.6	66%	31,721.0	19%	26,646.9
Operating revenues	431.5	7%	404.4	9%	371.8
Transaction-based clearing expenses	40.8	5%	38.9	3%	37.9
Introducing broker commissions	24.0	(10)%	26.8	24%	21.7
Interest expense	13.3	(24)%	17.5	37%	12.8
Net operating revenues	353.4	10%	321.2	7%	299.4
Variable direct compensation and benefits	111.2	15%	96.6	8%	89.4
Net contribution	242.2	8%	224.6	7%	210.0
Fixed compensation and benefits	48.5	3%	47.0	6%	44.4
Other fixed expenses	43.5	(2)%	44.3	2%	43.5
Bad debts, net of recoveries and impairment	8.3	655%	1.1	(61)%	2.8
(Recovery) bad debt on physical coal	—	(100)%	(12.4)	(1,340)%	1.0
Total non-variable direct expenses	100.3	25%	80.0	(13)%	91.7
Segment income	$141.9	(2)%	$144.6	22%	$118.3

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Operating Revenues (in millions):
Listed derivatives	$176.9	(4)%	$184.5	4%	$178.2
OTC derivatives	111.0	13%	98.3	3%	95.3
Physical contracts	109.6	49%	73.5	29%	56.9
Interest / fees earned on client balances	14.5	(50)%	29.0	27%	22.8
Other	19.5	2%	19.1	3%	18.6
	$431.5	7%	$404.4	9%	$371.8

Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s)	29,255	5%	27,985	1%	27,587
Listed derivatives, average rate per contract (1)	$5.48	—%	$5.49	2%	$5.36
Average client equity - listed derivatives (millions)	$1,019	8%	$948	1%	$938
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,113	19%	1,772	12%	1,583
OTC derivatives, average rate per contract	$52.19	(5)%	$55.19	(8)%	$60.08
(1) Give-up fees as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 7% to $431.5 million in fiscal 2020 compared to $404.4 million in fiscal 2019. Net operating revenues increased 10% to $353.4 million in fiscal 2020 compared to $321.2 million in fiscal 2019.
The increase in operating revenues derived from physical transactions led the overall increase, benefiting from a significant increase in customer demand for precious metals and a widening of spreads due to market dislocations related to the COVID-19 global pandemic and the resulting effect on the global precious metals market. Partially offsetting the increase in physical contract operating revenues, we recorded lower of cost or net realizable value adjustments for certain physical inventories of crude oil and low sulfur fuel oil primarily based on quality degradation and consideration of costs to sell of $7.6 million. These adjustments are included in ‘cost of sales of physical commodities’. We are attempting to recover this write down from our supplier, however there is substantial uncertainty as to whether we will be successful. We continues to pursue all legal avenues available to us regarding this matter.
The increase in operating revenues derived from OTC transactions were driven by a 19% increase in OTC volumes, which was partially offset by a 5% decline in the average rate per contract. The increase in OTC revenues was primarily driven by an increase in energy and renewable fuels operating revenues as a result of increased volatility caused by economic concerns over the COVID-19 pandemic.
The decrease in operating revenues derived from listed derivatives was primarily driven by a $13.6 million decline in derivative voice brokerage revenues. Derivative voice brokerage data is not included in the listed derivatives volume or average rate per contract in the select data table above. This decline was partially offset by a 5% increase in listed derivatives contract volumes while the average rate per contract was relatively flat with the prior year period.
Interest and fee income earned on client balances declined 50% as compared to the prior year as a result of a significant declines in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in August 2019. Partially offsetting the decline in short term interest rates was an 8% increase in average client equity to $1,019 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 41% in fiscal 2020 compared to 40% in fiscal 2019.
During 2020, we recorded bad debts, net of recoveries of $6.7 million, including $3.2 million related to trade receivables with physical clients and $3.5 million related to client deficits in our OTC and listed derivatives businesses. Also, in fiscal 2020 we recorded an impairment charge of $1.6 million related to capitalized development on a back-office software system not yet placed into service, that is now expected to be replaced with an alternative system we acquired as part of our acquisition of Gain.
During fiscal 2019, we recorded recoveries on the bad debt on physical coal of $12.4 million related to settlements reached with clients and proceeds received through an insurance policy claim related to the physical coal matter, as described further detail below.
Segment income decreased 2% to $141.9 million in fiscal 2020 compared to $144.6 million in fiscal 2019, as growth in operating revenues were offset by the bad debts, impairment, and impact of fiscal 2019’s recovery. Fixed compensation and benefits and other fixed expenses increased modestly.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 9% to 404.4 million in fiscal 2019 compared to 371.8 million in fiscal 2018. Net operating revenues increased 7% to 321.2 in fiscal 2019 compared to 299.4 in fiscal 2018.
The increase in operating revenues derived from listed derivatives was due to a 1% increase in cleared listed derivatives contract volumes as well as a 2% increase in the average rate per contract.
Operating revenues derived from OTC transactions increased 3% to $98.3 million in fiscal 2019 as compared to $95.3 million in fiscal 2018. This was driven by a 12% increase in OTC volumes which was partially offset by an 8% decline in the average rate per contract compared to the prior year. The increase in OTC revenues was a result of increased activity in agricultural markets, particularly in grain and coffee markets in Brazil and Latin America as well as in energy and renewable fuels. These increases were offset by lower OTC revenues in cotton and food service and dairy markets.
Operating revenues from physical transactions increased 29% to $73.5 million in fiscal 2019 compared to $56.9 million in fiscal 2018. This increase was primarily driven by increased market volatility in global precious metals markets as well as increased physical volumes on our electronic platform.
Interest and fee income earned on client balances increased 27% as compared to the prior year as a result of an increase in short term interest rates as average client equity was relatively flat as compared to fiscal 2018 at $948 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 40% in both fiscal 2019 and 2018.
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
Segment income increased 22% to $144.6 million in fiscal 2019 compared to $118.3 million in fiscal 2018 driven by the increase in operating revenues as well as the recovery on the bad debt on physical coal. The increase in operating revenues was partially offset by a $4.7 million increase in interest expense as well as a $2.6 million increase in non-variable compensation and benefits.
Institutional
We provide institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, we originate, structure and place debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Institutional segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	273.6	83%	149.5	39%	107.5
Commission and clearing fees	211.1	24%	170.0	(11)%	190.2
Consulting, management, and account fees	23.3	(18)%	28.3	—%	28.2
Interest income	116.1	(31)%	167.2	65%	101.2
Total revenues	624.1	21%	515.0	21%	427.1
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	624.1	21%	515.0	21%	427.1
Transaction-based clearing expenses	168.7	23%	136.7	2%	133.9
Introducing broker commissions	19.9	(25)%	26.7	(49)%	52.8
Interest expense	71.7	(45)%	131.5	105%	64.1
Net operating revenues	363.8	65%	220.1	25%	176.3
Variable compensation and benefits	114.9	82%	63.1	55%	40.7
Net contribution	248.9	59%	157.0	16%	135.6
Fixed compensation and benefits	47.2	45%	32.6	10%	29.6
Other fixed expenses	39.0	13%	34.4	25%	27.5
Bad debts, net of recoveries and impairment	9.8	600%	1.4	367%	0.3
Total non-variable direct expenses	96.0	40%	68.4	19%	57.4
Segment income	$152.9	73%	$88.6	13%	$78.2

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Operating Revenues (in millions):
Listed derivatives	$151.6	14%	$132.6	(18)%	$161.5
OTC derivatives	0.2	n/m	—	n/m	—
Securities	376.1	48%	253.6	43%	176.9
FX contracts	24.0	10%	21.8	23%	17.7
Interest / fees earned on client balances	26.5	(50)%	52.9	38%	38.2
Other	45.7	(16)%	54.1	65%	32.8
	$624.1	21%	$515.0	21%	$427.1

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	125,397	24%	100,913	(1)%	101,900
Listed derivatives, average rate per contract (1)	$1.17	(6)%	$1.25	(18)%	$1.52
Average client equity - listed derivatives (millions)	$1,746	55%	$1,125	(9)%	$1,242
Securities ADV ( millions)	$1,729	20%	$1,440	44%	$1,003
Securities RPM (2)	$845	23%	$685	(1)%	$692
Average money market / FDIC sweep client balances (millions)	$1,130	43%	$791	(1)%	$802
FX contracts ADV ( millions)	$1,322	(3)%	$1,361	(13)%	$1,561
FX contracts RPM	$72	26%	$57	27%	$45
(1) Give-up fee revenue are excluded from the calculation of listed derivative, average rate per contract.
(2) Interest income related to securities lending is excluded from the calculation of Securities RPM.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 21% to $624.1 million in fiscal 2020 compared to $515.0 million in fiscal 2019. Net operating revenues increased 65% to $363.8 million in fiscal 2020 compared to $220.1 million in fiscal 2019.
The increase in operating revenues was primarily driven by the growth in operating revenues from securities transactions. The average daily volume (“ADV”) of securities traded increased 20% and the rate per million (“RPM”) traded increased 23%, each of which were driven by heightened volatility in the global equity and fixed income markets due to economic concerns related to the COVID-19 pandemic.
Operating revenues derived from listed derivatives increased 14% as listed derivative contract volumes increased 24% in fiscal 2020 compared to fiscal 2019, however the average rate per contract declined 6%. The increased in derivative contract volume was primarily driven by increased market volatility as a result of the COVD-19 pandemic.
The increase in operating revenues derived from FX contracts resulted from a 26% increase in the RPM, driven by volatility in foreign exchange markets during fiscal 2020 related to the effect of COVID-19 which was partially offset by a 3% decrease in the ADV traded compared to prior year. The prior year period also includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined 50% as compared to the prior year as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in August 2019. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 55% and 43%, respectively.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 49% in fiscal 2020 compared to 44% in fiscal 2019, primarily as the result of the decline in interest income and higher variable compensation as a result of improved performance.
During 2020, we recorded bad debts of $5.7 million, primarily related to client deficits in our listed derivatives businesses. Also, in fiscal 2020 we recorded an impairment charge of $4.1 million related to capitalized development on a back-office software system not yet placed into service, that is now expected to be replaced with an alternative system we acquired as part of our acquisition of Gain.
Segment income increased 73% to $152.9 million in fiscal 2020 compared to $88.6 million in fiscal 2019, primarily as a result of the increase in operating revenues noted above, and partially offset by the increase in bad debts and impairment. Non-variable direct expenses, excluding bad debts, increased $19.2 million, or 29% versus fiscal 2019, primarily related to fixed compensation and trade system costs associated with the continued build out of several recent acquisitions and initiatives, including equity prime brokerage.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 21% to 515.0 million in fiscal 2019 compared to 427.1 million in fiscal 2018. Net operating revenues increased 25% to 220.1 million in fiscal 2019 compared to 176.3 in fiscal 2018.
The increase in operating revenues was primarily driven by the growth in operating revenues from securities transactions. The ADV of securities traded increased 44% while the RPM traded was relatively flat as compared to fiscal 2018. The increase in ADV was primarily as a result of increased volatility and market share and to a lesser extent the acquisition of GMP Securities.
The increase in operating revenues derived from FX contracts resulted from an 27% increase in the RPM traded, as well as a $2.7 million settlement received in fiscal 2019 related to the Barclays PLC ‘last look’ class action matter.
The decrease in operating revenues derived from listed derivatives declined as volumes were relatively flat with the prior year period, however the average rate per contract declined 18%.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, increased 38% as compared to the prior year as a result of an increase in short term interest rates while average client equity and average FDIC sweep client balances declined 9% and 1% respectively as compared to fiscal 2018.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 44% in fiscal 2019 as compared to 53% in fiscal 2018 primarily as the result of lower introducing broker commissions and transaction-based clearing expenses related to product mix.
Segment income increased 13% to $88.6 million in fiscal 2019 compared to $78.2 million in fiscal 2018, primarily as a result of the increase in net operating revenues noted above, which were tempered by higher interest expense in our institutional fixed income dealer as well as in our conduit securities lending activities combined with a decline in profitability in our municipal securities business. Non-variable direct expenses, excluding bad debts, increased $9.9 million, or 17% versus fiscal 2018, primarily as a result of the acquisitions of GMP Securities and Carl Kliem as well as the launch of our securities prime brokerage, institutional sales and Canadian initiatives.
Retail
We provide our retail clients around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Retail segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Sales of physical commodities	$305.3	330%	$71.0	—	$—
Principal gains, net	42.3	(8,560)%	(0.5)	(600)%	0.1
Commission and clearing fees	49.8	2%	48.7	—%	48.9
Consulting, management, and account fees	34.6	21%	28.5	19%	24.0
Interest income	0.7	75%	0.4	33%	0.3
Total revenues	432.7	192%	148.1	102%	73.3
Cost of physical commodities sold	292.7	319%	69.9	n/m	—
Operating revenues	140.0	79%	78.2	7%	73.3
Transaction-based clearing expenses	6.4	205%	2.1	(19)%	2.6
Introducing broker commissions	69.0	14%	60.3	4%	58.0
Interest expense	0.8	700%	0.1	n/m	—
Net operating revenues	63.8	306%	15.7	24%	12.7
Variable compensation and benefits	5.0	355%	1.1	22%	0.9
Net contribution	58.8	303%	14.6	24%	11.8
Fixed compensation and benefits	10.2	149%	4.1	17%	3.5
Other fixed expenses	16.3	298%	4.1	52%	2.7
Bad debts, net of recoveries	0.6	n/m	—	n/m	—
Total non-variable direct expenses	27.1	230%	8.2	32%	6.2
Segment income	$31.7	395%	$6.4	14%	$5.6
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Retail segment for the periods indicated.

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Operating Revenues (in millions):
Securities	$82.2	9%	$75.7	6%	$71.1
FX / CFD contracts	42.9	n/m	—	n/m	—
Physical contracts	12.8	2,460%	0.5	n/m	—
Interest / fees earned on client balances	1.7	(15)%	2.0	(9)%	2.2
Other	0.4	n/m	—	n/m	—
	$140.0	79%	$78.2	7%	$73.3

Select data (all $ amounts are U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$8,357	n/m	$—	n/m	$—
FX / CFD contracts RPM (2)	$120	n/m	$—	n/m	$—
(1) The ADV for the year ended September 30, 2020 is reflective of the ADV post-acquisition of Gain, and is calculated based on 43 trading days with the activities of Gain, acquired effective August 1, 2020.

For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues were $140.0 million in fiscal 2020 compared to $78.2 million in fiscal 2019. Net operating revenues were $63.8 million in fiscal 2020 compared to $15.7 million in fiscal 2019.
Operating revenues derived from FX / CFD contracts represent the incremental revenues from the acquisition of Gain effective July 31, 2020.

Operating revenues from securities transactions and other primarily relate to our independent wealth management activities which increased 9% to $82.2 million in fiscal 2020 as compared to $75.7 million in fiscal 2019.
The increase in operating revenues derived from physical contracts was a result of the acquisition of Coininvest GmbH and European Precious Metal Trading GmbH, which was completed in April 2019, which benefited from increased customer demand for precious metals transactions through our online platform.
Interest and fee income earned on client balances declined 15% to $1.7 million primarily as a result of the decline in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 57% in fiscal 2020 compared to 81% in fiscal 2019, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable rate cost base.
Segment income increased 395% to $31.7 million in fiscal 2020 compared to $6.4 million in fiscal 2019, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective July 31, 2020, which a brings a larger fixed cost base.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues were $78.2 million in fiscal 2019 compared to $73.3 million in fiscal 2018. Net operating revenues were $15.7 million in fiscal 2019 compared to $12.7 million in fiscal 2018.
The increase in operating revenues from securities transactions and other primarily relates to increased customer activity in our independent wealth management business.
Operating revenues derived from physical contracts was primarily related to our acquisition of Coininvest GmbH and European Precious Metals GmbH, effective April 1, 2019, which allows customers to purchase precious metals through our online platforms.
Interest and fee income earned on client balances declined 9% to $2.0 million compared to the fiscal 2018.
Variable expenses, excluding interest, as a percentage of operating revenues were 81% in fiscal 2019 compared to 84% in fiscal 2018. Segment income increased 14% to $6.4 million in fiscal 2019 compared to $5.6 million in fiscal 2018, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of an increase in fixed compensation and benefits, trade system costs and professional fees in our independent wealth management business.

Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 170 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Year Ended September 30,
(in millions)	2020	% Change	2019	% Change	2018
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	110.8	3%	107.1	13%	95.0
Commission and clearing fees	4.1	8%	3.8	(3)%	3.9
Consulting, management, account fees	2.5	39%	1.8	800%	0.2
Interest income	—	(100)%	0.1	—%	0.1
Total revenues	117.4	4%	112.8	14%	99.2
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	117.4	4%	112.8	14%	99.2
Transaction-based clearing expenses	5.1	4%	4.9	14%	4.3
Introducing broker commissions	0.7	(13)%	0.8	(33)%	1.2
Interest expense	0.1	—%	0.1	(50)%	0.2
Net operating revenues	111.5	4%	107.0	14%	93.5
Variable compensation and benefits	21.9	7%	20.4	10%	18.5
Net contribution	89.6	3%	86.6	15%	75.0
Fixed compensation and benefits	11.8	20%	9.8	46%	6.7
Other fixed expenses	9.2	(14)%	10.7	26%	8.5
Bad debts	—	—%	—	—%	—
Total non-variable direct expenses	21.0	2%	20.5	35%	15.2
Segment income	$68.6	4%	$66.1	11%	$59.8

	Year Ended September 30,
	2020	% Change	2019	% Change	2018
Operating Revenues (in millions):
Payments	$114.6	3%	$110.8	12%	$99.0
Other	2.8	40%	2.0	900%	0.2
	$117.4	4%	$112.8	14%	$99.2

Select data (all $ amounts are U.S. dollar equivalents):
Global Payments ADV (millions)	$45	—%	$45	7%	$42
Global Payments RPM (1)	$10,092	3%	$9,805	4%	$9,456
(1) Rate per million is based on principal gains, net and commission and clearing fees revenues and the ADV shown above.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 4% to $117.4 million in fiscal 2020 compared to $112.8 million in fiscal 2019, Net operating revenues increased 4% to $111.5 million in fiscal 2020 compared to $107.0 million in fiscal 2019.
The increase in operating revenues were primarily driven by a 3% increase in the rate per million dollars traded, while the average daily notional payment volume was relatively unchanged year-over-year, as larger debt capital market transactions from our international banking clients decreased in fiscal 2020 compared to fiscal 2019 due to the global economic slowdown impact of the COVID-19 pandemic.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in fiscal 2020 compared to 23% in fiscal 2019, primarily as a result of an increase in variable compensation.

Segment income increased 4% to $68.6 million in fiscal 2020 compared to $66.1 million in fiscal 2019. This increase primarily resulted from the increase in net operating revenues, partially offset by a $0.5 million decrease in non-variable direct expenses versus the prior year period.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Operating revenues increased 14% to $112.8 million in fiscal 2019 compared to $99.2 million in fiscal 2018, driven by a 4% increase in the rate per million dollars traded, while the average daily notional payment volume increased 7% compared to fiscal 2018. This growth was driven by increased activity from our international banking clients, particularly related to capital transactions, mergers and acquisitions, and smaller recurring payments.
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
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Our senior management establishes liquidity and capital policies, and monitors liquidity on a daily basis. Senior management reviews business performance relative to these policies and monitors the availability of our internal and external sources of financing. We have historically financed our liquidity and capital needs primarily with funds generated from our subsidiaries' operations, the issuance of debt and equity securities, and access to committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our board of directors.
StoneX Financial Inc. is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our clients to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our clients and the required margin per contract. StoneX Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. StoneX Financial is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
Gain Capital Group, LLC is registered as a futures commission merchant and forex dealer subsidiary and is also subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.
These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that StoneX Financial and Gain Capital Group, LLC must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
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
GAIN Capital U.K. Ltd. is regulated by the FCA as a full scope €730k IFPRU Investment Firm, and is also subject to regulations which impose regulatory capital requirements.
These regulations discussed above limit funds available for dividends to StoneX. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

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
As of September 30, 2020, we had total equity capital of $767.5 million, outstanding loans under revolving credit facilities of $268.1 million, outstanding senior secured term loan of $179.5 million and $336.0 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2020, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2020, we had deferred tax assets totaling $36.9 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2020 and September 30, 2019 was $12.4 million and $8.5 million, respectively. The valuation allowances as of September 30, 2020 and September 30, 2019 were primarily related to U.S. state and local, and foreign net operating loss carryforwards and foreign tax credits acquired through the merger with Gain that, in the judgment of management, are not more likely than not to be realized.
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

Excluding the bad debt and recoveries on physical coal discussed below, during the fiscal years ended September 30, 2020, 2019, and 2018, we recorded bad debts, net of recoveries of $13.0 million, $2.5 million, and $3.1 million, respectively. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2020, 2019, and 2018 is set forth in Note 7 of the Consolidated Financial Statements.
OptionSellers
In November 2018, balances in approximately 300 accounts of the futures commission merchant (“FCM”) division of our wholly owned subsidiary, StoneX Financial Inc. (“StoneX Financial”), declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial’s client agreements and obligations under market regulation standards. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial acted solely as the clearing firm in its role as the FCM.
StoneX Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial for any account deficits in their accounts. As of September 30, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. StoneX Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
During fiscal 2019, we reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liabilities for the transactions recorded during fiscal 2018 and fiscal 2017, and accordingly we recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, in September 2019, we received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery.
Primary Sources and Uses of Cash
Our cash and cash equivalents and customer cash and securities held for customers are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities including U.S. treasury bills, as well as investments in U.S treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2020 and September 30, 2019, were $13.5 billion and $9.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial, StoneX Financial Ltd, Gain Capital Group, LLC and GAIN Capital U.K. Ltd. are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.

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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $30.0 million and $13.0 million for the fiscal year ended September 30, 2020 and 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
On June 11, 2020, we issued $350 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. We used the net proceeds from the sale of the Notes to fund the preliminary cash consideration for the merger of Gain on the closing date, to pay certain related transactions fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022 (“the Gain Notes”) as further discussed below and in Note 18.
The Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. We incurred debt issuance costs of $9.5 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method.
We have the option to redeem all or a portion of the Senior Secured Notes at any time prior to June 15, 2022 at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after June 15, 2022, we may redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth in the indenture. At any time before June 15, 2022, we may also redeem up to 40% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. In addition, upon the earlier to occur of (x) a business combination between our subsidiaries that are registered in the UK and regulated by the Financial Conduct Authority and (y) the one year anniversary of the date of issuance of the Senior Secured Notes, we may elect to redeem up to $100.0 million in aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. If we elect not to redeem the Senior Secured Notes, the holders of the Senior Secured Notes will have the right to require us to repurchase up to $100.0 million in aggregate principal amount of the Senior Secured Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by us) at a purchase price equal to 103% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. On February 22, 2019, the Company amended its $262.0 million senior secured revolving credit facility, to extend the maturity date through February 2022, and to increase the size of the facility to $350.0 million. Subsequent to September 30, 2020, additional members were added to the syndication further increasing the committed amount to $393.0 million.
In connection with the Gain merger, the Company assumed the Gain Notes in an aggregate principal amount of $92.0 million, that were issued by Gain on August 22, 2017. The notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The consummation of the merger with Gain constituted a fundamental change and make-whole fundamental change under the terms of the Gain Notes’ indenture. As a result, the holders of the Gain Notes were entitled to require us to repurchase the Gain Notes at a repurchase price equal to $1,002.36 per $1,000 principal amount on September 1, 2020. Alternatively, the holders of the Gain Notes could continue to hold such notes without exercising the repurchase right, in which case the Gain Notes will continue to bear interest at 5.00% and the notes will be convertible into the right to convert the principal amount of the Senior Secured Notes solely into cash in an amount equal to the conversion rate in effect on the conversion date multiplied by $6.00.
Holders of the Gain Notes in the aggregate principal amount of $0.5 million neither exercised such holder's fundamental change repurchase right or make-whole fundamental change conversion right, and accordingly $0.5 million of Gain Notes remain outstanding. We were required to redeem the Senior Secured Notes in an amount equal to the aggregate principal amount of the Gain Notes that remained outstanding after the fundamental change repurchase date, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date. In September 2020, we redeemed $91.5 million in principal amount of the Senior Secured Notes. The remaining aggregate principal amount of $0.5 million will mature on August 15, 2022, unless earlier converted, redeemed or repurchased.

Committed Credit Facilities
As of September 30, 2020, we had four committed bank credit facilities, totaling $736.6 million, of which $427.6 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 12 of the Consolidated Financial Statements. The credit facilities include:
•A three-year syndicated loan facility, which includes a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $376.6 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured syndicated loan facility committed until April 2, 2021, under which our subsidiary, StoneX Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated loan facility committed until January 29, 2022, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $260.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2021, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary. This facility matured on October 14, 2020 and was replaced by an unsecured syndicated committed borrowing facility with substantially similar terms.
Additional information regarding the committed bank credit facilities can be found in Note 12 of the Consolidated Financial Statements. As reflected above, $75.0 million of our committed credit facilities are scheduled to expire during fiscal 2021. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of September 30, 2020, we had four uncommitted bank credit facilities with an outstanding balance of $20.0 million. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.
•A secured uncommitted loan facility under which StoneX Financial may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.
•A secured uncommitted loan facility under which StoneX Financial may borrow requested amounts for short term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.
•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow up to $20.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2020, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended September 30, 2020, interest expense directly attributable to trading activities includes $33.5 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $25.0 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2020. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 14 of the Consolidated Financial Statements.
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
Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer. Our subsidiary, GAIN GTX, LLC, is a CFTC and NFA provisionally registered swap dealer. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers (such as our subsidiary, StoneX Markets, LLC) and certain counterparties to exchange initial margin, with phased-in compliance dates, with StoneX Markets, LLC falling in the final compliance date tier of September 2021. We will continue to monitor all applicable developments in the ongoing implementation of the Dodd-Frank Act.
Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as proposed rules for new minimum capital requirements. StoneX Markets LLC and GAIN GTX, LLC have faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap-dealer to maintain regulatory capital of at least $20.0 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to these businesses or otherwise restructure our operations, such as by combining these businesses with other regulated subsidiaries that must also satisfy regulatory capital requirements.
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

Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $2,451.3 million as of September 30, 2019 to $4,468.6 million as of September 30, 2020, a net increase of $2,017.1 million. Net cash of $1,950.6 million was provided by operating activities, $241.6 million was used in investing activities and net cash of $312.3 million was provided by financing activities, which included a $21.5 million source of financing cash flows related to the issuance of the senior secured term loan, partially offset by required quarterly principal payments of $9.8 million made during the year ended September 30, 2020. There was a financing cash outflow related to net payments on our revolving lines of credit with maturities of 90 days or less of $99.7 million during the year ended September 30, 2020, which reduced payables to lenders under loans. There was a financing cash outflow related to repayments on our revolving line of credit which exceeded our proceeds from borrowings with maturities of greater than 90 days in the amount of $33.5 million, which decreased payables to lenders under loans. Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $4.2 million.
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
Unrealized gains and losses on open positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Similarly, gains and losses become realized when client transactions are liquidated, though they do not affect cash flow. To some extent, the amount of net deposits made by our clients in any given period is influenced by the impact of gains and losses on our client balances, such that clients may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.
We continuously evaluate opportunities to expand our business. Investing activities include $16.6 million in capital expenditures for property and equipment during fiscal 2020 compared to $11.9 million during fiscal 2019 and $12.5 million during fiscal 2018. Fluctuations in capital expenditures are primarily due to the timing of purchases of IT equipment and trade and non-trade system software as well as the timing on leasehold improvement projects.
Capital expenditures over the past three years has primarily included core information technology hardware acquisitions and leasehold improvements on office space. Following the acquisition of Gain we expect higher capital expenditures for future years primarily related to developing and creating additional features to various trading platforms.
In conjunction with the integration of Gain, we re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, we determined that certain legacy capitalized developed software costs within our OTC foreign exchange and precious metals businesses and would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, we recorded impairment charges of $5.7 million, which are reflected in ‘Bad debts and impairments’ on the consolidated income statement for the year ended September 30, 2020.
Investing activities also include $225.0 million in cash payments for the acquisition of businesses during fiscal 2020 compared to $28.9 million during fiscal 2019. Further information about business acquisitions is contained in Note 21 to the Condensed Consolidated Financial Statements.
During fiscal 2020 and 2019, we repurchased 200,000 and 100,000 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $7.5 million and $3.8 million, respectively. During fiscal 2018 we had no repurchases of our outstanding common stock.
On August 13, 2019, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on August 14, 2019 and ending on September 30, 2020. The repurchases were subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. As of the date of this filing, there has been no subsequent authorization by our Board of Directors to repurchase shares of our common stock.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2020:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$150.3	$16.0	$28.9	$22.8	$82.6
Purchase obligations(1)	5,207.3	5,207.3	—	—	—
Payable to lenders under loans	268.1	20.0	248.1	—	—
Senior secured borrowings	530.0	9.8	170.7	349.5	—
Contingent acquisition consideration	1.5	1.5	—	—	—
Other	63.2	23.6	19.2	17.2	3.2
	$6,220.4	$5,278.2	$466.9	$389.5	$85.8
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2020 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $5,162.4 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2020. In fiscal 2021, we anticipate making future benefit payments of $2.1 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of September 30, 2020 and September 30, 2019, at fair value of the related financial instruments, totaling $686.0 million and $714.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2020, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2020. The totals of $686.0 million and $714.8 million include a net liability of $176.8 million and $58.1 for derivatives, based on their fair value as of September 30, 2020 and September 30, 2019, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of September 30, 2020 and September 30, 2019.
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
We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The consolidated income taxes will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax law, as well as recurring factors including the geographic mix of income before tax, state and local tax, and the effects of various global income tax strategies.
Acquisition Accounting. In executing our business strategy, we frequently enter into transactions to acquire businesses. We apply acquisition accounting on the date of acquisition to those transactions meeting the definition of a business. Applying acquisition accounting requires us to allocate the purchase consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date. In determining the fair value of identifiable assets acquired and liabilities assumed, we frequently utilize the assistance of a third-party valuation specialist. Management applies certain significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date. These significant assumptions, estimates, and judgements include, but are not limited to, cash flow forecasts, discount rates, client churn rates, royalty rates, and economic lives. Any excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill. Alternatively, in instances where the fair value of the net assets acquired exceeds the purchase consideration, we record a bargain purchase gain in the consolidated income statement at the date of acquisition. We include the post-acquisition results of acquired businesses in our consolidated income statements from the date of acquisition. Acquisition related costs are expensed as incurred.
Accounting Standards Update
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods.
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
The guidance replaces the current incurred loss impairment guidance and introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses over the life of an asset, and applies to financial assets carried at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. The allowance must reflect management’s estimate of credit losses over the life of the assets taking future economic changes into consideration.
The Company has adopted this guidance for fiscal 2021, effective October 1, 2020, using the modified retrospective approach for all in-scope assets. The Company will recognize a cumulative-effect adjustment to beginning retained earnings in the quarter ended December 31, 2020 and does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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
We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:
•Diversification of business activities and instruments;
•Limitations on positions;
•Allocation of capital and limits based on estimated weighted risks; and
•Daily monitoring of positions and mark-to-market profitability.
We utilize derivative products in a trading capacity as a dealer to satisfy client needs and mitigate risk. We manage risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with our other trading activities.
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2020.

Marked-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
70
80
1
1
5
8
34
79
59
24
20
11
8
5
5
-$4,000 to -$5,000
-$1,000 to -$2,000
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
Greater than $10,000
Daily Revenues ($000's)

In our Securities market-making and trading activities, we maintain inventories of equity and debt securities. In our Commercial segment, our positions include physical commodities inventories, precious metals on lease, forwards, futures and options on futures, and OTC derivatives. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons, or other relevant unit.

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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2020, an immediate 25 basis point decrease in short-term interest rates would result in approximately $6.4 million less in annual pretax income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2020, $448.2 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2020, $350.0 million of outstanding principal debt was fixed-rate long-term debt.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Virtually all sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three‑year period ended September 30, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
December 14, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated December 14, 2020 expressed an unqualified opinion on those consolidated financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 excluded the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, acquired with effect from October 7, 2019; IFCM Commodities GmbH, acquired with effect from January 2, 2020; Exotix Partners, LLP, acquired with effect from April 1, 2020; GIROXX GmbH, acquired with effect from May 1, 2020; Tellimer Capital Ltd, acquired with effect from June 1, 2020; and Gain Capital Holdings, Inc., acquired with effect from July 30, 2020. These acquired businesses had aggregate total assets of $1,788.2 million and total revenues of $67.5 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, IFCM Commodities GmbH, Exotix Partners, LLP, GIROXX GmbH, Tellimer Capital Ltd, and Gain Capital Holdings, Inc.
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
/s/ KPMG LLP
Kansas City, Missouri
December 14, 2020

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$952.6	$471.3
Cash, securities and other assets segregated under federal and other regulations (including $2.6 million and $306.0 million at fair value at September 30, 2020 and September 30, 2019, respectively)	1,920.2	1,049.9
Collateralized transactions:
Securities purchased under agreements to resell	1,696.2	1,424.5
Securities borrowed	1,440.0	1,423.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1,775.8 million and $626.9 million at fair value at September 30, 2020 and September 30, 2019, respectively)	3,629.9	2,540.5
Receivable from clients, net	411.4	422.3
Notes receivable, net	1.7	2.9
Income taxes receivable	16.6	5.2
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $468.6 million and $478.8 million at September 30, 2020 and September 30, 2019, respectively)	2,727.7	2,175.2
Physical commodities inventory, net (including $215.7 million and $151.9 million at fair value at September 30, 2020 and September 30, 2019, respectively)	281.1	229.3
Deferred income taxes, net	36.9	18.0
Property and equipment, net	62.1	43.9
Operating right of use assets	101.5	—
Goodwill and intangible assets, net	109.5	67.9
Other assets	87.5	62.0
Total assets	$13,474.9	$9,936.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.5 million and $1.8 million at fair value at September 30, 2020 and September 30, 2019, respectively)	$272.6	$157.5
Operating lease liabilities	118.7	—
Payables to:
Clients	5,689.0	3,589.5
Broker-dealers, clearing organizations and counterparties (including $14.7 million and $5.6 million at fair value at September 30, 2020 and September 30, 2019, respectively)	537.5	266.2
Lenders under loans	268.1	202.3
Senior secured borrowings, net	515.5	167.6
Income taxes payable	22.6	10.4
Collateralized transactions:
Securities sold under agreements to repurchase	3,155.5	2,773.7
Securities loaned	1,441.9	1,459.9
Financial instruments sold, not yet purchased, at fair value	686.0	714.8
Total liabilities	12,707.4	9,341.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,798,551 issued and 19,376,594 outstanding at September 30, 2020 and 21,297,317 issued and 19,075,360 outstanding at September 30, 2019	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at September 30, 2020 and 2,221,957 shares at September 30, 2019	(57.6)	(50.1)
Additional paid-in-capital	292.6	276.8
Retained earnings	572.4	402.1
Accumulated other comprehensive loss, net	(40.1)	(34.8)
Total equity	767.5	594.2
Total liabilities and stockholders' equity	$13,474.9	$9,936.1
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2020	2019	2018
Revenues:
Sales of physical commodities	$52,899.2	$31,830.3	$26,682.4
Principal gains, net	622.2	415.8	354.1
Commission and clearing fees	403.6	372.4	391.8
Consulting, management, and account fees	83.7	79.6	71.1
Interest income	130.9	198.9	123.3
Total revenues	54,139.6	32,897.0	27,622.7
Cost of sales of physical commodities	52,831.3	31,790.9	26,646.9
Operating revenues	1,308.3	1,106.1	975.8
Transaction-based clearing expenses	222.5	183.5	179.7
Introducing broker commissions	113.8	114.7	133.8
Interest expense	80.4	142.0	70.5
Interest expense on corporate funding	23.6	12.7	10.2
Net operating revenues	868.0	653.2	581.6
Compensation and other expenses:
Compensation and benefits	518.7	393.1	337.7
Trading systems and market information	46.3	38.8	34.7
Professional fees	30.2	21.0	18.1
Non-trading technology and support	28.4	20.1	13.9
Occupancy and equipment rental	23.5	19.4	16.5
Selling and marketing	12.2	5.2	6.2
Travel and business development	8.9	16.2	13.8
Communications	7.0	6.6	5.4
Depreciation and amortization	19.7	14.0	11.6
Bad debts, net of recoveries and impairment	18.7	2.5	3.1
(Recovery) bad debt on physical coal	—	(12.4)	1.0
Other	29.6	23.2	20.1
Total compensation and other expenses	743.2	547.7	482.1
Gain on acquisitions and other gains	81.9	5.5	2.0
Income before tax	206.7	111.0	101.5
Income tax expense	37.1	25.9	46.0
Net income	$169.6	$85.1	$55.5

Earnings per share:
Basic	$8.78	$4.46	$2.93
Diluted	$8.61	$4.39	$2.87
Weighted-average number of common shares outstanding:
Basic	18,824,328	18,738,905	18,549,011
Diluted	19,180,479	19,014,395	18,934,830
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2020	2019	2018
Net income	$169.6	$85.1	$55.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4.5)	(0.8)	(9.0)
Pension liabilities adjustment	(0.2)	(0.8)	0.3
Reclassification of adjustment for losses (gains) included in net income:
Periodic pension costs (included in compensation and benefits)	0.1	0.1	0.1
Foreign currency gains realized upon dissolution of subsidiaries (included in principal gains, net)	—	(0.2)	—
Reclassification adjustment for losses (gains) included in net income	0.1	(0.1)	0.1
Other comprehensive loss	(4.6)	(1.7)	(8.6)
Comprehensive income	$165.0	$83.4	$46.9
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$169.6	$85.1	$55.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) bad debt on physical coal	—	(2.4)	1.0
Depreciation and amortization	19.7	14.0	11.6
Amortization of operating right of use assets	9.9	—	—
Provision for bad debts, net of recoveries and impairment	18.7	2.5	3.1
Deferred income taxes	4.1	3.7	22.3
Amortization and extinguishment of debt issuance costs	6.5	1.5	1.0
Actuarial gain on pension and postretirement benefits	(0.2)	(0.3)	(0.3)
Amortization of share-based compensation expense	10.3	8.1	6.6
Gain on acquisition	(81.9)	(5.5)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	293.0	337.2	(626.7)
Securities purchased under agreements to resell	(271.7)	(553.7)	(464.9)
Securities borrowed	(16.8)	(1,197.7)	(138.8)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(326.0)	(241.7)	(292.9)
Receivable from clients, net	0.9	(134.3)	(24.3)
Notes receivable, net	1.2	0.9	6.8
Income taxes receivable	(11.1)	(4.2)	(1.3)
Financial instruments owned, at fair value	(552.5)	(113.3)	(308.7)
Physical commodities inventory	(51.8)	3.0	(98.7)
Other assets	(3.7)	(8.3)	(3.3)
Accounts payable and other accrued liabilities	42.7	6.7	18.6
Operating lease liabilities	(9.5)	—	—
Payable to clients	2,093.7	(46.8)	520.0
Payable to broker-dealers, clearing organizations and counterparties	270.8	176.4	(27.8)
Income taxes payable	(0.3)	1.8	3.2
Securities sold under agreements to repurchase	381.8	837.0	543.7
Securities loaned	(18.0)	1,182.0	166.8
Financial instruments sold, not yet purchased, at fair value	(28.8)	(156.1)	153.9
Net cash provided by (used in) operating activities	1,950.6	195.6	(473.6)
Cash flows from investing activities:
Cash paid for acquisitions	(225.0)	(28.9)	(3.7)
Sale of clearing organization common stock	—	—	0.8
Purchase of property and equipment	(16.6)	(11.9)	(12.5)
Net cash used in investing activities	(241.6)	(40.8)	(15.4)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	99.7	(162.6)	125.8
Proceeds from lenders under loans with maturities greater than 90 days	608.5	357.2	—
Repayments of lenders under loans with maturities greater than 90 days	(642.0)	(346.7)	—
Proceeds from issuance of senior secured term loan	21.5	175.0	—
Repayments of senior secured term loan	(9.8)	(6.6)	—
Proceeds from issuance of senior secured notes	344.8	—	—
Repayment of senior secured notes	(92.1)	—	—
Repayments of note payable	(0.4)	(0.8)	(0.8)
Deferred payments on acquisitions	(0.9)	—	(5.5)
Share repurchase	(7.5)	(3.8)	—
Debt issuance costs	(15.0)	(3.3)	(0.4)
Exercise of stock options	5.5	1.2	2.6
Withholding taxes on stock option exercises	—	—	(0.8)
Net cash provided by financing activities	312.3	9.6	120.9
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(4.2)	(0.7)	(4.1)
Net increase (decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	2,017.1	163.7	(372.2)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	2,451.3	2,287.6	2,659.8
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$4,468.4	$2,451.3	$2,287.6

(continued)
	Year Ended September 30,
(in millions)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$90.4	$153.2	$78.9
Income taxes paid, net of cash refunds	$44.0	$24.6	$22.2
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$11.8	$10.8	$3.9
Additional consideration payable related to acquisitions	$21.6	$1.8	$—
Acquisition of businesses:
Assets acquired	$1,169.2	$47.1	$1.7
Liabilities acquired	(359.5)	(8.9)	(1.9)
Total net assets acquired	$809.7	$38.2	$(0.2)
The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the consolidated balance sheets.

	September 30,
(in millions)	2020	2019	2018
Cash and cash equivalents	$952.6	$471.3	$342.3
Cash segregated under federal and other regulations(1)	1,907.2	743.9	765.5
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	698.7	947.4	711.9
Securities segregated and pledged to exchange-clearing organizations(2)	909.9	288.7	467.9
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the consolidated statements of cash flows	$4,468.4	$2,451.3	$2,287.6

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $13.0 million, $306.0 million, and $643.2 million as of September 30, 2020, 2019, and 2018, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,021.3 million, $1,304.4 million, and $1,054.7 million as of September 30, 2020, 2019, and 2018, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the consolidated balance sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2017	$0.2	$(46.3)	$259.0	$261.5	$(24.5)	$449.9
Net income				55.5		55.5
Other comprehensive loss					(8.6)	(8.6)
Exercise of stock options			1.9			1.9
Share-based compensation			6.6			6.6
Balances as of September 30, 2018	0.2	(46.3)	267.5	317.0	(33.1)	505.3
Net income				85.1		85.1
Other comprehensive loss					(1.7)	(1.7)
Exercise of stock options			1.2			1.2
Share-based compensation			8.1			8.1
Repurchase of stock		(3.8)				(3.8)
Balances as of September 30, 2019	0.2	(50.1)	276.8	402.1	(34.8)	594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				169.6		169.6
Other comprehensive loss					(4.6)	(4.6)
Exercise of stock options			5.5			5.5
Share-based compensation			10.3			10.3
Repurchase of stock		(7.5)				(7.5)
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “SNEX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. It delivers this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. The Company has created a revenue stream that is diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our financial network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for our market intelligence and risk management services.
The Company provides these services to a diverse group of more than 32,000 commercial and institutional clients and over 330,000 retail clients located in more than 130 countries, including commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”).
The Company’s shareholders voted and approved to change the Company’s name from INTL FCStone Inc. to StoneX Group Inc. on June 24, 2020. The change in the Company’s name became effective on July 7, 2020 and the Company’s common stock began trading on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of StoneX Group Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Unless otherwise stated herein, all references to fiscal 2020, fiscal 2019, and fiscal 2018 refer to the Company’s fiscal years ended September 30.
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
Internal Subsidiaries Consolidation
As discussed further in Note 21, on January 14, 2019 the Company acquired 100% of the U.S.-based broker-dealer GMP Securities LLC (“GMP”). Subsequent to the acquisition date, the legal name of GMP was changed to INTL FCStone Credit

Trading LLC (“IFT”). Effective May 1, 2019, the Company merged IFT into StoneX Financial Inc. (“StoneX Financial”). As such, the assets, liabilities and equity of IFT were transferred into StoneX Financial.
Reclassifications
During the year ended September 30, 2020, the Company reclassified certain selling and marketing related costs in connection with the acquisition of Gain Capital Holdings, Inc. (“Gain”). In performing this reclassification, the Company has made retrospective adjustments to the consolidated income statements for the years ended September 30, 2019 and 2018. For the years ended September 30, 2019 and 2018, selling and marketing related costs of $5.2 million and $6.2 million, were reclassified from ‘Other’ expense to ‘Selling and marketing’ expense.
During the year ended September 30, 2019, the Company reclassified certain brokerage related revenues for which the Company earns commissions on trading activity in the capacity of an agent. In performing this reclassification, the Company has made a retrospective adjustment to the consolidated income statement for the year ended September 30, 2018. For the year ended September 30, 2018, brokerage related revenue of $35.0 million, was reclassified from ‘principal gains, net’ to ‘commissions and clearing fees’. Additionally, the Company has changed the name of the line item ‘trading gains, net’ to ‘principal gains, net’ on the consolidated income statement in order to reflect the fact that these revenue streams are earned from trading financial instruments in the capacity of a principal and in order to properly segregate revenues earned from contracts with clients.
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
The Company operates asset management and debt trading businesses in Argentina through various wholly-owned subsidiaries. Operating revenues from the Argentinean subsidiaries represented approximately 2% of the consolidated operating revenues for the year ended September 30, 2020. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended September 30, 2018, the Argentine peso declined approximately 139% (from 17.3 to 41.3 pesos to the U.S. dollar). Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018.
Beginning July 1, 2018, the Company designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for the Argentinean entities using the U.S. dollar as their functional currency beginning in the quarter ending September 30, 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and loses recognized in earnings. The translated balances for nonmonetary assets and liabilities as of June 30, 2018, became the accounting basis for those assets in the period of change and subsequent periods. As a result of Argentina’s highly inflationary status, the Company recorded translation losses through earnings of $3.9 million and $3.4 million for the years ended September 30, 2019 and 2018, respectively. Translation adjustments recorded through earnings were de minimis for the year ended September 30, 2020, as the Company has implemented strategies to reduce the exposure to the Argentine peso.
At September 30, 2020, the Company had net monetary liabilities denominated in Argentine pesos of $0.1 million, compared to net monetary assets of $5.5 million at September 30, 2019. The Company held cash and cash equivalents denominated in Argentine pesos of $0.1 million and $1.4 million as of September 30, 2020 and 2019, respectively. At September 30, 2020 and 2019, the Company had net nonmonetary assets denominated in Argentine pesos of $0.9 million and $1.0 million, respectively.

Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments not held for trading purposes, with original or acquired maturities of 90 days or less, including certificates of deposit and money market mutual funds, to be cash and cash equivalents. Cash and cash equivalents consists of cash, certificates of deposit, and money market mutual funds not deposited with or pledged to clearing organizations, broker-dealers, clearing organizations or counterparties, or segregated under federal or other regulations. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value, and may be withdrawn at any time at the discretion of the Company without penalty. Money market mutual funds are stated at their net asset value.
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2020 and September 30, 2019, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $1,907.2 million and $743.9 million, respectively, U.S. Treasury obligations of approximately $10.6 million and $299.8 million, respectively, and commodities warehouse receipts of approximately $2.4 million and $6.2 million, respectively (see fair value measurements discussion in Note 5).
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
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by regulations of the CFTC, FSA, and Monetary Authority of Singapore (“MAS”), client funds received to margin, guarantee, and/or secure commodity futures and futures on options as well as retail foreign exchange transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for over-the-counter (“OTC”) derivative contracts, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2020 and September 30, 2019, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately 1.6 billion.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain exchange-traded funds (“ETFs”). Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in ‘interest income’ in the consolidated income statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the consolidated income statements. The fair value of these securities included within deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1,949.3 million and $603.8 million as of September 30, 2020 and September 30, 2019, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Based on a review of the agreements with the client, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2020 and September 30, 2019.
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
Receivable from and Payable to Clients
Receivable from clients, net of the allowance for doubtful accounts, include the total of net deficits in individual exchange-traded futures and OTC derivative trading accounts carried by the Company. Client deficits arise from realized and unrealized trading losses on client futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Client deficit accounts are reported gross of client accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures exchange-traded and OTC derivative trading accounts include both secured and unsecured deficit balances due from clients as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury obligations and commodity warehouse receipts. These U.S Treasury obligations and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met. See note 13 for additional discussion of client deficit accounts originating in November 2018.

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
Precious metals inventory held by StoneX Financial Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ in the consolidated income statements.
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
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application development stages. Costs related to training, administration and non-value added maintenance are charged to expense as incurred. Capitalized software development costs are amortized over the useful life of the software, which the Company estimates at three years.
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. This standard applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of September 30, 2020 or 2019.
Acquisitions
The Company applies acquisition accounting on the date of acquisition to those transactions meeting the definition of a business under ASC 805. Applying acquisition accounting requires the Company to allocate the purchase consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date. In determining the fair value of identifiable assets acquired and liabilities assumed, the Company frequently utilize the assistance of a third-party valuation specialist. The Company applies certain significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date. These significant assumptions, estimates, and judgements include, but are not limited to, cash flow forecasts, discount rates, client churn rates, royalty rates, and economic lives. Any excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill. Alternatively, in an instance where the fair value of the net assets acquired exceeds the purchase consideration, the Company records a bargain purchase gain in the consolidated income statement at the date of acquisition. While the Company uses its best estimates and assumptions as a part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may extend one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase gain. Upon conclusion of the measurement period or final determination of the fair values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements rather than adjusted through goodwill or bargain purchase gains. The Company includes the post-acquisition results of acquired businesses in the consolidated income statements from the date of acquisition. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price.
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
The Company may lease commodities to or from clients or counterparties. These commodity leases, which primarily involve precious metals, are recorded at fair value utilizing the fair value option based on guidance in ASC 825-10, Financial Instruments - Fair Value Option. These commodities leases represent hybrid financial instruments which contain both a dollar denominated loan host contract and an embedded forward derivative contract on the underlying commodities, which can be settled in either cash or metals. As permitted by the fair value option election, the entire instrument is recorded at fair value as either an asset or liability in the consolidated balance sheets. The corresponding change in the fair value of the instrument is recognized in the consolidated income statements as a component of ‘principal gains, net’ for the fiscal years ended September 30, 2020, 2019, and 2018. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option.
For further information regarding the types of financial instruments owned and sold, not yet purchased, as well as the related valuation techniques refer to Note 5.
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
Exchange memberships that represent (a) both an ownership interest and the right to conduct business in the respective venues and are held for operating purposes, or (b) an ownership interest, which must be held by the Company to conduct business in the respective venues are accounted for as an ownership interest at cost with appropriate consideration for other-than-temporary impairment. The cost of exchange and clearing organization memberships that represent an ownership interest and are required in order to conduct business in the respective venues was $5.6 million as of September 30, 2020 and September 30, 2019 compared to a fair value of $6.7 million and $6.0 million as of September 30, 2020 and September 30, 2019, respectively. Fair value was determined using quoted market prices and recent transactions.
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. The cost of exchange memberships required in order to conduct business on the exchange, but that do not represent an ownership interest in the exchange, was $5.8 million as of September 30, 2020 and September 30, 2019. As of September 30, 2020, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.

Product Financing Arrangements
In the normal course of operations, the Company executes notes receivable under repurchase agreements with clients whereby the clients sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature, and in accordance with the guidance contained in ASC 860, Transfer and Servicing, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as ‘notes receivable’ in the consolidated balance sheet. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
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
Senior Secured Borrowings
The senior secured borrowings are accounted for at amortized cost, and are stated net of unamortized deferred financing costs and original issue discount.
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
Revenue Recognition
Refer to Note 3 for a discussion of the Company’s significant accounting policies related to revenue recognition.
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
Income Taxes
Income tax expense includes U.S. federal, state and local and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year. The Company utilizes the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Company expects to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based upon the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 20 for further information on the Company’s income taxes.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2020 and September 30, 2019, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
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
Note 2 - Leases
The Company currently leases office space under non-cancelable operating leases with third parties as of September 30, 2020. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included the periods covered by an option to terminate if the Company believes it is reasonably certain to do so.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2020. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within ‘occupancy and equipment rental’ on the condensed consolidated statement of income.
As of September 30, 2020, the Company recorded operating lease right-of-use assets and operating lease liabilities of $101.5 million and $118.7 million, respectively. As of October 1, 2019, in conjunction with the adoption of the new accounting standard, the Company recorded operating lease right-of-use assets and operating lease liabilities of $33.1 million and $36.2 million, respectively.

The following table presents operating lease costs and other related information as of and for the year ended September 30, 2020 (in millions, except as stated):

Year Ended September 30,
2020
Operating lease costs (1)	$17.2

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$12.1
Right-of-use assets obtained in exchange for operating lease liabilities	$96.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	11.3
Weighted average discount rate	4.3%
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2020 (in millions):

2021	$16.0
2022	15.3
2023	13.6
2024	11.8
2025	11.0
After 2025	82.6
Total lease payments	150.3
Less: interest	31.6
Present value of lease liabilities	$118.7
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 0.9%, 1.4%, and 1.7% of the Company’s total revenues for the years ended September 30, 2020, 2019, and 2018 respectively. The Company’ revenues from contracts with clients subject to Topic 606 represent approximately 37.2%, 40.9%, and 47.4% of the Company’s operating revenues for the years ended September 30, 2020, 2019, and 2018, respectively.
Revenues within the scope of Topic 606 are presented within ‘Commission and clearing fees’ and ‘Consulting, management, and account fees’ on the consolidated income statements. Revenues that are not within the scope of Topic 606 are presented within ‘sales of physical commodities’, ‘principal gains, net’, and ‘interest income’ on the consolidated income statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the years ended September 30, 2020, 2019, and 2018 (in millions):

	Year Ended September 30,
	2020	2019	2018
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$143.7	$144.9	$163.4
OTC derivative brokerage	19.7	32.1	30.3
Equities and fixed income	39.9	16.1	11.2
Mutual funds	5.2	7.5	7.2
Insurance and annuity products	8.4	7.3	5.8
Other	1.4	1.3	0.9
Total sales-based commission	218.3	209.2	218.8
Trailing:
Mutual funds	12.9	12.4	13.2
Insurance and annuity products	15.3	14.4	14.6
Total trailing commission	28.2	26.8	27.8

Clearing fees	139.0	118.8	123.3
Trade conversion fees	8.9	7.5	6.8
Other	9.2	10.1	15.1
Total commission and clearing fees:	403.6	372.4	391.8

Consulting, management, and account fees:
Underwriting fees	0.6	0.7	1.7
Asset management fees	31.3	26.2	24.8
Advisory and consulting fees	22.2	20.0	19.0
Sweep program fees	9.5	16.3	11.6
Client account fees	12.3	10.6	11.1
Other	7.8	5.8	2.9
Total consulting, management, and account fees	83.7	79.6	71.1
Total revenues from contracts with clients	$487.3	$452.0	$462.9

Method of revenue recognition:
Point-in-time	$396.1	$362.7	$379.7
Time elapsed	91.2	89.3	83.2
Total revenues from contracts with clients	487.3	452.0	462.9
Other sources of revenues
Physical precious metals trading	51,598.5	30,694.5	25,762.9
Physical agricultural and energy product trading	1,300.7	1,135.8	919.5
Principal gains, net	622.2	415.8	354.1
Interest income	130.9	198.9	123.3
Total revenues	$54,139.6	$32,897.0	$27,622.7

The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue and consulting, management, and account fees revenue are primarily related to the Commercial and Institutional reportable segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2020	2019	2018
Numerator:
Net income	$169.6	$85.1	$55.5
Less: Allocation to participating securities	(4.0)	(1.5)	(0.9)
Net income allocated to common stockholders	$165.6	$83.6	$54.6
Denominator:
Weighted average number of:
Common shares outstanding	18,824,328	18,738,905	18,549,011
Dilutive potential common shares outstanding:
Share-based awards	356,151	275,490	385,819
Diluted shares outstanding	19,180,479	19,014,395	18,934,830
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 898,420, 907,089 and 92,627 shares of common stock for fiscal years ended September 30, 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.5 million and $1.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of September 30, 2020 and September 30, 2019 , respectively. The Company had no Level 3 assets as of September 30, 2020 and September 30, 2019.
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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2020 and September 30, 2019 by level in the fair value hierarchy. Except as disclosed in Note 8, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2020 and September 30, 2019.

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$3.2	$—	$—	$—	$3.2
Money market mutual funds	12.8	—	—	—	12.8
Cash and cash equivalents	16.0	—	—	—	16.0
Commodities warehouse receipts	2.4	—	—	—	2.4
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	2.6	—	—	—	2.6
U.S. Treasury obligations	1,941.3	—	—	—	1,941.3
To be announced ("TBA") and forward settling securities	—	31.0	—	(11.8)	19.2
Foreign government obligations	8.0	—	—	—	8.0
Derivatives	1,949.0	395.8	—	(2,537.5)	(192.7)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	3,898.3	426.8	—	(2,549.3)	1,775.8
Receivables from clients, net - Derivatives	—	235.6	—	(234.1)	1.5
Equity securities	254.9	9.4	—	—	264.3
Corporate and municipal bonds	—	66.9	—	—	66.9
U.S. Treasury obligations	419.9	—	—	—	419.9
U.S. government agency obligations	—	293.4	—	—	293.4
Foreign government obligations	2.5	—	—	—	2.5
Agency mortgage-backed obligations	—	1,384.6	—	—	1,384.6
Asset-backed obligations	—	33.0	—	—	33.0
Derivatives	0.7	652.3	—	(535.6)	117.4
Commodities leases	—	24.9	—	—	24.9
Commodities warehouse receipts	103.2	—	—	—	103.2
Exchange firm common stock	10.1	—	—	—	10.1
Mutual funds and other	7.5	—	—	—	7.5
Financial instruments owned	798.8	2,464.5	—	(535.6)	2,727.7
Physical commodities inventory	26.8	188.9	—	—	215.7
Total assets at fair value	$4,742.5	$3,315.8	$—	$(3,319.0)	$4,739.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	2,000.8	176.4	—	(2,399.9)	(222.7)
TBA and forward settling securities	—	22.0	—	(11.8)	10.2
Derivatives	—	306.7	—	(302.2)	4.5
Payable to broker-dealers, clearing organizations and counterparties	—	328.7	—	(314.0)	14.7
Equity securities	218.0	14.9	—	—	232.9
Corporate and municipal bonds	—	22.5	—	—	22.5
U.S. Treasury obligations	247.5	—	—	—	247.5
U.S. government agency obligations	—	0.1	—	—	0.1
Agency mortgage-backed obligations	—	5.1	—	—	5.1
Derivatives		563.6	—	(386.8)	176.8
Commodities leases	—	1.1	—	—	1.1
Financial instruments sold, not yet purchased	465.5	607.3	—	(386.8)	686.0
Total liabilities at fair value	$2,466.3	$1,112.4	$1.5	$(3,100.7)	$479.5
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

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
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the consolidated income statements.
Information on Level 3 Financial Liabilities
The acquisition of Fillmore Advisors, LLC, as further discussed in Note 21, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company is required to make additional future cash payments based on certain financial performance measures of the acquired business. As of September 30, 2020 and 2019, the Company has classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows. During the year ended September 30, 2020, the Company recorded cash settlements against the liability of $0.9 million, partially offset by remeasurement losses of $0.6 million, which are included in ‘Other’ expenses on the consolidated income statement for the year ended September 30, 2020.
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
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2020, the cost and fair value of the equity investments in exchange firms is $3.7 million and $10.1 million, respectively. As of September 30, 2019, the cost and fair value of the equity investments in exchange firms was $3.7 million and $12.7 million, respectively.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at September 30, 2020 and 2019 was not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $179.5 million as of September 30, 2020, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) and Gain’s 5.00% Senior Notes due 2022 (the “Gain Notes”) as further described in Note 12 with a carrying value of $336.0 million as of September 30, 2020. The carrying value of the Senior Secured Notes and Gain Notes represent their principal amounts net of unamortized deferred financing costs and original issue discount. As of September 30, 2020, the Senior Secured Notes and Gain Notes had a fair value of $379.4 million and are classified as Level 2 under the fair value hierarchy

Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2020 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2020. The total of $686.0 million as of September 30, 2020 includes $176.8 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2020.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the consolidating balance sheets in ‘deposits with and receivables from broker-dealers, clearing organizations, and counterparties’, ‘receivables from clients, net’, ‘financial instruments owned and sold, not yet purchased, at fair value’, ‘payables to clients’ and ‘payables to broker-dealers, clearing organizations and counterparties’.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2020 and September 30, 2019. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2020			September 30, 2019
(in millions)	Assets (1)		Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,637.2		$1,747.3	$1,437.1	$1,463.4
OTC commodity derivatives	553.9		433.2	84.2	106.2
Exchange-traded foreign exchange derivatives	9.3		13.0	36.9	33.5
OTC foreign exchange derivatives	520.8		461.5	403.2	368.8
Exchange-traded interest rate derivatives	271.1		200.7	900.1	882.0
OTC interest rate derivatives	96.0		96.6	42.1	43.6
Exchange-traded equity index derivatives	32.1		39.8	758.1	700.2
OTC equity and indices derivatives	113.0		55.4	—	—
TBA and forward settling securities	31.0		22.0	9.8	6.8
Gross fair value of derivative contracts	3,264.4	3264400000	3,069.5	3,671.5	3,604.5
Impact of netting and collateral	$(3,319.0)		$(3,100.7)	$(3,581.9)	$(3,540.8)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties,net'	$(173.5)			$23.1
Total fair value included in 'Receivables from clients, net'	$1.5			$—
Total fair value included in 'Financial instruments owned, at fair value	$117.4			66.5
Total fair value included in 'Payables to clients'			$(222.7)		$—
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties			$14.7		$5.6
Total fair value included in 'Financial instruments sold, not yet purchased, at fair value'			$176.8		$58.1
(1)As of September 30, 2020 and September 30, 2019, the Company’s derivative contract volume for open positions was approximately 7.9 million and 10.6 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial and Retail segments. The Company assists its Commercial segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial segment clients with option products, including combinations of buying and selling puts and calls. In its Retail segment, the Company provides its retail clients with access to spot foreign exchange, precious metals trading, as well as contracts for a difference (“CFDs”) and spread bets, where permitted. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
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
As of September 30, 2020 and September 30, 2019, TBA and forward settling securities recorded within deposits with and receivables from and payables to broker-dealers, clearing organizations, and counterparties are summarized as follows (in millions):

	September 30, 2020		September 30, 2019
	Gain/(Loss)	Notional Amounts	Gain/(Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$10.8	$5,389.3	$3.7	$1,778.4
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(1.7)	$2,647.7	$(0.6)	$234.5
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$2.8	$(2,978.7)	$0.9	$(451.6)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(13.0)	$(6,549.4)	$(5.9)	$(2,788.0)
Unrealized loss on forward settling securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(0.3)	$1,243.5
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$17.4	$(1,946.0)	$5.2	$(581.2)
Unrealized loss on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(7.3)	$2,447.1	$—	$—
The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA and forward settling securities and do not represent counterparty exposure.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2020, 2019, and 2018, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘principal gains, net’ and ‘cost of sales of physical commodities’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2020	2019	2018
Commodities	$197.3	$100.8	$94.0
Foreign exchange	38.2	8.1	9.2
Interest rate, equities, and indices	20.4	(2.6)	1.0
TBA and forward settling securities	(49.7)	(35.3)	14.5
Net gains from derivative contracts	$206.2	$71.0	$118.7
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2020 and September 30, 2019 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million and $36.9 million as of September 30, 2020 and September 30, 2019, respectively. During the year ended September 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business, which the Company exited in fiscal 2018.
The allowance for doubtful accounts related to receivables from clients was $25.8 million and $11.7 million as of September 30, 2020 and September 30, 2019, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2020 and September 30, 2019.
During the year ended September 30, 2020, the Company recorded bad debt expense of $13.0 million. The bad debt expense during fiscal 2020 primarily related to $3.5 million of client OTC derivative account deficits in the Commercial segment, $5.4 million of client exchange-traded futures and options on futures account deficits in the Institutional segment, and $0.6 million of OTC derivative client account deficits in the Retail segment. The Company also incurred bad debt expense of $3.2 million within the Commercial segment related to receivables in the Company’s physical energy commodity business.
During the year ended September 30, 2019, the Company recorded bad debt expense, net of recoveries, of $2.5 million, including a net increase in provision for bad debts of $2.6 million, direct write-offs of $0.3 million, and direct recoveries of $0.4 million. The increase in provision for bad debts during fiscal 2019 primarily related to $2.7 million of client OTC derivative account deficits in the Commercial segment, and $1.4 million in the Institutional segment, partially offset by client recoveries in the Commercial segment. Additionally, during the year ended September 30, 2019, the Company recorded recoveries on the bad debt on physical coal of $12.4 million, reducing the allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties. See additional information in Note 19.
During the year ended September 30, 2018, the Company recorded bad debt expense, net of recoveries, of $3.1 million, including a net increase in provision for bad debts of $2.9 million, direct write-offs of $0.3 million, and recoveries of

$0.1 million. The increase in provision for bad debts during fiscal 2018 primarily related to $2.8 million of agricultural OTC derivative client accounts deficits in the Commercial segment and $0.4 million of client exchange-traded futures and options on futures account deficits in the Institutional segment, partially offset by a provision decrease in the physical agricultural and energy business of the Commercial segment. Additionally, during the year ended September 30, 2018, the Company recorded charges to earnings of $1.0 million, to record an additional allowance for doubtful accounts related to a bad debt incurred in the physical coal business. See additional information in Note 19.
Activity in the allowance for doubtful accounts for the fiscal years ended September 30, 2020, 2019, and 2018 was as follows:

(in millions)	2020	2019	2018
Balance, beginning of year	$48.6	$58.2	$54.6
Provision (recovery) for bad debts	13.0	(9.8)	3.9
Allowance charge-offs	(35.6)	(1.3)	(0.3)
Other(1)	1.1	1.5	—
Balance, end of year	$27.1	$48.6	$58.2
(1) Allowance increase is related to a recoverable amount due from an affiliated party and recorded in ‘other assets’ on the consolidated balance sheets.
Note 8 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	September 30, 2020	September 30, 2019
Physical Ag & Energy(1)	$201.5	$144.8
Precious metals - held by broker-dealer subsidiary(2)	14.2	7.1
Precious metals - held by non-broker-dealer subsidiaries(3)	65.4	77.4
Physical commodities inventory	$281.1	$229.3
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
(2) Precious metals held by the Company’s subsidiary, StoneX Financial Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable value adjustments for certain precious metals inventory of $0.7 million and $0.5 million as of September 30, 2020 and 2019, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
The Company has recorded lower of cost or net realizable value adjustments for certain physical inventory of crude oil and low sulfur fuel oil primarily based on quality degradation and consideration of costs to sell of $7.6 million. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements. The Company is attempting to recover this write down from its supplier, however there is substantial uncertainty as to whether the Company will be successful. The Company continues to pursue all legal avenues available to it regarding this matter.
Note 9 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2020, 2019, and 2018, depreciation expense was $13.3 million, $11.2 million, and $9.4 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2020 and 2019 is as follows:

(in millions)	September 30, 2020	September 30, 2019
Property and equipment:
Furniture and fixtures	$10.2	$10.6
Software	28.6	33.9
Equipment	30.8	28.1
Leasehold improvements	38.3	20.3
Total property and equipment	107.9	92.9
Less accumulated depreciation	(45.8)	(49.0)
Property and equipment, net	$62.1	$43.9
In connection with the integration of Gain, the Company re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, the Company determined that certain legacy capitalized developed software costs within the Company’s OTC foreign exchange business would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, the Company recorded impairment charges of $5.7 million, which are reflected in ‘Bad debts, net of recoveries and impairment’ on the consolidated income statement for the year ended September 30, 2020.
Note 10 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2020 and 2019 is as follows:

(in millions)	September 30, 2020	September 30, 2019
Commercial	$32.7	$32.7
Institutional	9.8	8.7
Retail	2.2	2.2
Global Payments	10.0	7.6
Total Goodwill	54.7	51.2
The Company recorded $0.1 million and zero in foreign exchange revaluation adjustments on goodwill for the years ended September 30, 2020 and 2019, respectively.
The Company recorded additional goodwill of $2.3 million during the year ended September 30, 2020 within the Global Payments operating segment related to the initial purchase price allocation for the acquisition of GIROXX GmbH (“GIROXX”) as further discussed in Note 21.
The Company recorded additional goodwill of $1.1 million during the year ended September 30, 2020 within the Institutional reportable segment related to the final purchase price allocation for the acquisition of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited as further discussed in Note 21.
Note 11 – Intangible Assets
The Company recorded $3.1 million, $1.0 million, $1.7 million, and $9.8 million of customer base intangible assets during the year ended September 30, 2020 related to the acquisitions of UOB Bullion and Futures Limited, IFCM Commodities GmbH, Quest Capital, and Gain, respectively, as further discussed in Note 21.
The Company recorded $22.2 million and $1.5 million of software program/platform intangible assets during the year ended September 30, 2020 related to the acquisitions of Gain and GIROXX, respectively, as further discussed in Note 21.
The Company recorded $3.7 million of trade/domain name intangible assets during the year ended September 30, 2020 related to the acquisition of Gain as further discussed in Note 21.
The Company recorded $0.4 million of indefinite lived business license intangible assets during the year ended September 30, 2020 related to the acquisition of GIROXX as further discussed in Note 21.

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2020			September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names	$3.7	$(0.2)	$3.5	$—	$—	$—
Software programs/platforms	29.0	(4.9)	24.1	5.3	(3.0)	2.3
Customer base	38.2	(16.3)	21.9	22.1	(12.5)	9.6
Total intangible assets subject to amortization	70.9	(21.4)	49.5	27.4	(15.5)	11.9

Intangible assets not subject to amortization:
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.2	—	3.2	2.7	—	2.7
Total intangible assets not subject to amortization:	5.3	—	5.3	4.8	—	4.8
Total intangible assets	$76.2	$(21.4)	$54.8	$32.2	$(15.5)	$16.7
Amortization expense related to intangible assets was $5.8 million, $2.8 million, and $2.3 million for the years ended September 30, 2020, 2019, and 2018, respectively.
As of September 30, 2020, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2021	$15.1
Fiscal 2022	13.8
Fiscal 2023	12.2
Fiscal 2024	4.7
Fiscal 2025 and thereafter	3.7
$49.5
Note 12 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $736.6 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility under which $376.6 million is available to the Company for general working capital requirements and capital expenditures. During the year ended September 30, 2020, additional members were added to the syndication further increasing the committed amount to $393.0 million. The amended facility is comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility.
The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the year ended September 30, 2020, the Company made scheduled quarterly principal payments against the Term Loan equal to $9.8 million, reducing the amount outstanding to $180.1 million as of September 30, 2020. Amounts repaid on the Term Loan may not be reborrowed.
The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. Per the terms of the amended facility, the commitment fees and interest rates are subject to decrease if the Company’s consolidated leverage ratio, as defined, decreases below certain thresholds. As of September 30, 2020, unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Both the revolving credit facility and the Term Loan are subject to variable rates of interest. As of September 30, 2020, borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%. Borrowings under the Base Rate and Eurodollars options were subject to interest rates of 5.25% and 3.10%, respectively, as of September 30, 2020. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement. The Company was in compliance with all covenants under the loan facility as of September 30, 2020.
•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to StoneX Financial Inc’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2020. The agreement contains financial covenants related to StoneX Financial Inc’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. StoneX Financial Inc was in compliance with these covenants as of September 30, 2020. The facility is guaranteed by the Company.
•A syndicated committed borrowing facility under which $260.0 million is available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.35% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Eurodollar Rate plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined. Borrowings under the Base Rate and Eurodollar options were subject to interest rates of 3.25% and 2.4%, respectively, as of September 30, 2020. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2020.
•An unsecured syndicated committed borrowing facility under which $25.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus LIBOR, as defined. The agreement contains financial covenants related to net tangible assets, as defined. StoneX Financial Ltd was in compliance with this covenant as of September 30, 2020. The facility is guaranteed by the Company. This facility matured on October 14, 2020 and was replaced by an unsecured syndicated committed borrowing facility with substantially similar terms.
Uncommitted Credit Facilities
During the year ended September 30, 2020, the Company executed a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $20.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were $20.0 million in borrowings outstanding under this credit facility as of September 30, 2020.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2020 and 2019.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2020, and September 30, 2019.
The Company has secured uncommitted loan facilities under which StoneX Financial Inc may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2020 and September 30, 2019.
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
Note Payable to Bank
In April 2015, the Company obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note was payable in monthly installments, with the final payment made during March 2020. The note bore interest at a rate per annum equal to LIBOR plus 2.00%.
Senior Secured Notes
On June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s Notes at the offering price of 98.5% of the aggregate principal amount.
The Company used the proceeds from the issuance of the Senior Secured Notes to fund the merger consideration for the consummation of the merger of the Company’s wholly-owned subsidiary with Gain as further discussed in Note 18, to pay acquisition related costs of the merger, and to fund the redemption of the Gain Notes. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Company incurred debt issuance costs of $9.5 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method.
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
In connection with the Gain merger, the Company assumed the Gain Notes in an aggregate principal amount of $92.0 million. The consummation of the merger with Gain constituted a fundamental change and make-whole fundamental change under the terms of the Gain Notes’ indenture. As a result, the holders of the Gain Notes were entitled to require the Company to repurchase the Gain Notes at a repurchase price equal to 100% of the principal amount, together with accrued and unpaid interest, on September 1, 2020. Alternatively, the holders of the Gain Notes could continue to hold such notes without exercising the repurchase right, in which case the Gain Notes continued to bear interest at 5.00% and the notes are convertible into the right to convert the principal amount of the Senior Secured Notes solely into cash in an amount equal to the conversion rate in effect on the conversion date multiplied by $6.00. Under the terms of the fundamental change and make-whole fundamental change, the Company redeemed $91.5 million of the aggregate principal amount of Gain Notes on September 1, 2020, with approximately $0.5 million remaining outstanding as of September 30, 2020. The Company was required to redeem the Senior Secured Notes in an amount equal to the aggregate principal amount of the Gain Notes that remained outstanding after the fundamental change repurchase date, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date.
Financing Bridge Commitment
On February 26, 2020, the Company entered into a commitment letter with Jefferies Finance LLC (“Jefferies”), pursuant to which subject to the terms and conditions set forth therein, Jefferies committed to provide a $350 million senior secured bridge loan facility to finance the merger with Gain and to pay related fees and expenses. In consideration for Jefferies commitment to provide the bridge facility, the Company paid Jefferies a non-refundable commitment fee of $4.4 million. As a result of the issuance of the Senior Secured Notes as described above, the commitment was terminated and the commitment fee was extinguished and included in ‘interest expense’ on the consolidated income statement for the year ended September 30, 2020.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	September 30, 2020		September 30, 2019
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$180.1	$179.5	(3)	$167.6
Revolving Line of Credit	(1)	February 22, 2022	196.5	23.0		70.0
Senior StoneX Group Inc. Committed Credit Facility			376.6	202.5		237.6
StoneX Financial Inc.	None	April 2, 2021	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	260.0	200.1		128.5
StoneX Financial Ltd. (4)	None	October 14, 2021	25.0	25.0		—
			$736.6	$427.6		$366.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	—		—
FCStone Merchant Services, LLC	Certain commodities assets	n/a	n/a	—		3.4
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	20.0		—

Notes payable to bank	Certain equipment			—		0.4

Senior Secured Notes	(2)			$336.0	(3)	$—
Total outstanding borrowings				$783.6		$369.9
(1) The StoneX Group Inc. committed credit facility is secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
(2) The Senior Secured Notes and the related guarantees are secured by liens on substantially all of the Company’s and the guarantors’ assets, subject to certain customary and other exceptions and permitted liens. The liens on the assets that secure the Senior Secured Notes and the related guarantees are contractually subordinated to the liens on the assets that secure the Company’s and the guarantors’ existing and future first lien secured indebtedness, including indebtedness under the Company’s senior committed credit facility.
(3) Amounts outstanding under the Term Loan and the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $0.5 million and $14.0 million, respectively.
(4) The StoneX Financial Ltd committed credit facility facility in place at September 30, 2020 matured on October 14, 2020 and was replaced by an unsecured syndicated committed borrowing facility with substantially the similar terms. The expiration date noted above relates to the new facility which became effective October 14, 2020.
As reflected above, $75.0 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2021. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

Note 13 – Commitments and Contingencies
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
As of September 30, 2020 and 2019, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company
OptionSellers
During the week ended November 16, 2018, balances in approximately 300 accounts of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
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
Contractual Commitments
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2020 fair values. The purchase commitments and other obligations as of September 30, 2020 for less than one year, one to three years, three to five years, and after five years were $5,230.9 million, $19.2 million, $17.2 million, and $3.2 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $5,162.4 million.
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
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2020 and September 30, 2019, the Company had $1.1 million and $0.8 million, respectively, accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheets.
Note 14 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary StoneX Financial is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. StoneX Financial is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, StoneX Financial is required to maintain “adjusted net capital”, equivalent to the greater of $1,000,000 or 8 percent of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. StoneX Financial also has a restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
The Company’s subsidiary Gain Capital Group, LLC is subject to regulation by the CFTC and NFA and is required to maintain specific levels of regulatory capital. As a futures commission merchant and retail foreign exchange dealer, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of customer and non-customer risk maintenance margin, or $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate.
StoneX Financial as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2020, StoneX Financial prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, the customer reserve requirement was $18.5 million as of September 30, 2020. The Company held $17.3 million in the customer SRBA as of September 30, 2020 and made additional deposits of $6.2 million on October 2, 2020, to meet the customer segregation and segregated deposit timing requirements of Rule 15c3-3. The PAB reserve requirement was $2.2 million as of September 30, 2020. The Company held $2.1 million in the PAB SRBA as of September 30, 2020, and made additional deposits of $1.1 million on October 2, 2020, to meet the PAB segregation and segregated deposit timing requirements of Rule 15c3-3.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of StoneX Financial and Gain Capital Group, LLC relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated clients’ accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of StoneX Financial and Gain Capital Group, LLC relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of StoneX Financial’s and Gain Capital Group, LLC’s current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts. As of September 30, 2020, StoneX Financial had client segregated and client secured funds of $3,089.9 million and $162.6 million, respectively, compared to a minimum regulatory requirement of $3,030.6 million and $150.1 million, respectively. As of September 30, 2020, Gain Capital Group, LLC had client segregated and client secured funds of $340.4 million and $4.3 million, respectively, compared to a minimum regulatory requirement of $319.8 million and $2.5 million, respectively.
The Company’s subsidiaries StoneX Financial Ltd. and Gain Capital U.K. Ltd. are regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. As of September 30, 2020, StoneX Financial Ltd. and Gain Capital U.K. Ltd. had client segregated funds of $516.5 million and $206.9 million, respectively, compared to a minimum regulatory requirement of $505.6 million and $205.6 million, respectively.
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS and pursuant to the Securities and Futures Act. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets. As of September 30, 2020, StoneX Financial Pte. Ltd. had client segregated funds of $340.6 million compared to a minimum regulatory requirement of $338.9 million.
The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $5.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2020 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$229.8	$137.6
StoneX Financial Ltd.	FCA	$264.3	$145.1
Gain Capital Group, LLC	CFTC	$71.5	$32.2
Gain Capital U.K. Ltd.	FCA	$185.4	$65.2
Certain other subsidiaries of the Company, each with a minimum requirement less than $5.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2020, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 15 – Securities and Commodity Financing Transactions
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

The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2020 and 2019, financial instruments owned, at fair value of $468.6 million and $478.8 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheets.
In addition, as of September 30, 2020 and 2019, the Company pledged financial instruments owned, at fair value of $1,266.4 million and $1,228.9 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $1,484.7 million and $1,175.1 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,410.3 million and $1,414.0 million as of September 30, 2020 and 2019, respectively.
At September 30, 2020 and 2019, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2020 and 2019 was $3,303.1 million and $3,060.2 million, respectively, of which $285.7 million and $329.8 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements and matched-book trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,736.3	$1,069.2	$325.0	25.0	$3,155.5
Securities loaned	1,441.9	—	—	—	1,441.9
Gross amount of secured financing	$3,178.2	$1,069.2	$325.0	$25.0	$4,597.4

	September 30, 2019
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,553.9	$565.8	$654.0	—	$2,773.7
Securities loaned	1,459.9	—	—	—	1,459.9
Gross amount of secured financing	$3,013.8	$565.8	$654.0	—	$4,233.6
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

Securities sold under agreements to repurchase	September 30, 2020	September 30, 2019
U.S. Treasury obligations	$815.8	$108.8
U.S. government agency obligations	279.5	359.5
Asset-backed obligations	18.0	96.7
Agency mortgage-backed obligations	1,990.0	2,208.7
Corporate bonds	52.2	—
Total securities sold under agreement to repurchase	$3,155.5	$2,773.7

Securities loaned
Equity securities	1,441.9	1,459.9
Total securities loaned	1,441.9	1,459.9
Gross amount of secured financing	$4,597.4	$4,233.6

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,696.2	$—	$1,696.2
Securities borrowed	$1,440.0	$—	$1,440.0
Securities sold under agreements to repurchase	$3,155.5	$—	$3,155.5
Securities loaned	$1,441.9	$—	$1,441.9

	September 30, 2019
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,474.4	$(49.9)	$1,424.5
Securities borrowed	$1,423.2	$—	$1,423.2
Securities sold under agreements to repurchase	$2,823.6	$(49.9)	$2,773.7
Securities loaned	$1,459.9	$—	$1,459.9
Note 16 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $10.3 million, $8.1 million and $6.6 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 2.0 million shares of the Company’s common stock. As of September 30, 2020, there were 0.7 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Fiscal Year Ended September 30, 2020
	2020 (1)	2019	2018
Expected stock price volatility	—%	27%	30%
Expected dividend yield	—%	—%	—%
Risk free interest rate	—%	1.86%	1.23%
Average expected life (in years)	0.00	6.05	3.06
(1) There were no stock options granted under the plan during the year ended September 30, 2020.
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2020, 2019, and 2018 was $0.00, $10.47 and 9.79, respectively.

The following is a summary of stock option activity for the year ended September 30, 2020:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2019	692,652	1,684,378	$37.59	$11.32	4.62	$9.2
Exercised		(244,511)	$30.56	$11.36
Forfeited	13,662	(13,662)	$39.64	$8.62
Expired	18,169	(18,169)	$37.30	$8.19
Balances at September 30, 2020	724,483	1,408,036	$38.79	$11.38	4.16	$17.4
Exercisable at September 30, 2020		423,112	$29.25	$12.64	1.38	$9.3
The total compensation cost not yet recognized for non-vested awards of $7.2 million as of September 30, 2020 has a weighted-average period of 5.35 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years ended September 30, 2020, 2019, and 2018 was $4.2 million, $0.7 million and $2.1 million, respectively.
The options outstanding as of September 30, 2020 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	—	n/a	n/a
$20.00	-	$25.00	—	n/a	n/a
$25.00	-	$30.00	420,000	$25.91	1.36
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	126,161	$39.65	2.02
$40.00	-	$45.00	859,875	$44.92	5.84
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	—	n/a	n/a
$55.00	-	$60.00	2,000	$55.28	1.89
			1,408,036	$38.79	4.16
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2020, 0.9 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2020:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2019	1,156,902	350,778	$40.06	1.36	$14.4
Granted	(299,858)	299,858	$44.94
Vested	—	(161,880)	$40.26
Forfeited	4,410	(4,410)	$44.23
Balances at September 30, 2020	861,454	484,346	$42.97	1.37	$24.8
The total compensation cost not yet recognized of $15.6 million as of September 30, 2020 has a weighted-average period of 1.37 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 80% debt securities and 20% equity investments and had a total fair value of $40.8 million and $38.9 million as of September 30, 2020 and 2019, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $38.1 million and $36.5 million and the discount rate assumption used in the measurement of this obligation was 2.55% and 3.10% as of September 30, 2020 and 2019, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $2.7 million and $2.4 million as of September 30, 2020 and 2019, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2020 and 2019. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.6 million and $1.7 million as of September 30, 2020 and 2019, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.6 million as of September 30, 2020 and 2019.
The Company recognized a net periodic benefit of $0.4 million, $0.1 million and $0.2 million for the year ended September 30, 2020, 2019 and 2018, respectively. The expected long-term return on plan assets assumption was 4.35% for 2020. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2020 and 2019. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2021, $2.1 million in 2022, $2.1 million in 2023, $2.1 million in 2024, $2.0 million in 2025 and $9.5 million in 2026 through 2030.
Defined Contribution Retirement Plans
The Company offers participation in the StoneX Group Inc. 401(k) Plan (“401(k) Plan”), a defined contribution plan providing retirement benefits to all domestic full-time non-temporary employees who have reached 21 years of age. Employees may contribute from 1% to 80% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company makes matching contributions to the 401(k) Plan in an amount equal to 62.5% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8% of employee compensation. Matching contributions vest, by participant, based on the following years of service schedule: less than two years – none, after two years – 33%, after three years – 66%, and after four years – 100%.
U.K. based employees of StoneX Group are eligible to participate in a defined contribution pension plan. The Company contributes double the employee’s contribution up to 10% of total base salary for this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.
For fiscal year ended September 30, 2020, 2019 and 2018, the Company’s contributions to these defined contribution plans were $10.1 million, $7.5 million and $6.8 million, respectively.
Note 18 – Other Expenses
Other expenses for the years ended September 30, 2020, 2019, and 2018 are comprised of the following:

	Year Ended September 30,
(in millions)	2020	2019	2018
Insurance	$4.7	$3.4	$2.6
Office supplies and printing	1.8	1.9	1.7
Other clearing related expenses	2.8	2.5	2.5
Other non-income taxes	6.6	4.6	4.9
Contingent consideration, net	0.5	—	—
Other	13.2	10.8	8.4
Total other expenses	$29.6	$23.2	$20.1

Note 19 – Bad Debt on Physical Coal
During the year ended September 30, 2018 and 2017, the Company recorded charges to earnings of $1.0 million and $47.0 million, respectively, to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business, conducted solely in the Company’s Singapore subsidiary, StoneX APAC Pte. Ltd., with a coal supplier. Components of the bad debt on physical coal included allowances on amounts due to the Company from its supplier related to: coal paid for but not delivered to clients; reimbursement of demurrage claims, dead freight and other charges paid by StoneX APAC Pte. Ltd. to its clients; reimbursement due for deficiencies in the quality of coal delivered to clients; and losses incurred related to the cancellation of open sales contracts. During the year ended September 30, 2018, the Company completed its exit of the physical coal business.
During the year ended September 30, 2019, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during fiscal 2017. The settlement amounts paid were less than the accrued liabilities for the transactions recorded during fiscal 2018 and fiscal 2017, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million. During the year ended September 30, 2019, the Company also received $10.0 million through an insurance policy claim related to the physical coal matter, and recorded the insurance proceeds as an additional recovery. The Company has presented the bad debt on physical coal and subsequent recoveries separately as a component of income before tax in the consolidated income statements.
During the year ended September 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business as the Company had exhausted all economically sensible means of recovery.
Note 20 – Income Taxes
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company computed its income tax expense for the years ending September 30, 2020 and 2019 using a U.S. statutory tax rate of 21%. The Company computed income tax expense for the year ended September 30, 2018 using a U.S. statutory tax rate of 24.5%. The Tax Reform imposed a mandatory repatriation transition tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries for the year ended September 30, 2018.
The Tax Reform also established new tax laws that affected the years ending September 30, 2020 and 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, accelerates the refunds of alternative minimum tax credits, and makes technical corrections to tax depreciation methods for qualified leasehold improvement property. The Company evaluated and properly accounted for the provisions of the CARES Act and there was no material impact to the Company’s consolidated financial statements.

Income tax expense (benefit) for the years ended September 30, 2020, 2019, and 2018 was allocated as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Income tax expense attributable to income from operations	$37.1	$25.9	$46.0
Taxes allocated to stockholders’ equity, related to pension liabilities	—	(0.2)	0.1
Total income tax expense	$37.1	$25.7	$46.1
The components of income tax expense (benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Current taxes:
U.S. federal	$(0.6)	$(1.9)	$0.8
U.S. State and local	2.3	(0.8)	0.5
International	31.3	24.9	22.4
Total current taxes	33.0	22.2	23.7
Deferred taxes	4.1	3.7	22.3
Income tax expense	$37.1	$25.9	$46.0
U.S. and international components of income (loss) from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
U.S.	$88.8	$(2.6)	$9.9
International	117.9	113.6	91.6
Income from operations, before tax	$206.7	$111.0	$101.5
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2020	2019	2018
Federal statutory rate effect of:	21.0%	21.0%	24.5%
U.S. State and local income taxes	1.0%	(1.5)%	0.8%
Foreign earnings and losses taxed at different rates	0.1%	0.7%	(0.8)%
Change in foreign valuation allowance	1.0%	1.0%	(0.8)%
Change in state valuation allowance	0.2%	0.5%	—%
U.S. permanent items	0.9%	0.1%	(0.2)%
Foreign permanent items	0.5%	0.7%	2.1%
U.S. bargain purchase gain	(8.3)%	(1.0)%	—%
Remeasurement of deferred tax	—%	—%	8.5%
Repatriation Transition tax	—%	—%	11.0%
GILTI	0.7%	2.2%	—%
Other reconciling items	0.9%	(0.4)%	0.2%
Effective rate	18.0%	23.3%	45.3%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2020	September 30, 2019
Deferred tax assets:
Share-based compensation	$3.1	$3.3
Deferred compensation	4.1	3.6
Foreign net operating loss carryforwards	5.4	2.6
U.S. State and local net operating loss carryforwards	9.0	9.2
U.S. federal net operating loss carryforwards	1.8	1.1
Intangible assets	9.9	4.8
Bad debt reserve	4.4	1.3
Tax credit carryforwards	0.2	0.5
Foreign tax credit carryforwards	2.4	5.0
Other compensation	5.8	2.2
Property and equipment	7.3	—
Other	1.9	1.1
Total gross deferred tax assets	55.3	34.7
Less valuation allowance	(12.4)	(8.5)
Deferred tax assets	42.9	26.2
Deferred income tax liabilities:
Unrealized gain on securities	2.4	3.2
Prepaid expenses	3.4	2.2
Property and equipment	—	2.6
Pension liability	0.2	0.2
Deferred income tax liabilities	6.0	8.2
Deferred income taxes, net	$36.9	$18.0
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $6.9 million and $7.1 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $4.7 million, net of valuation allowance, begin to expire after September 2022.
The Company also has $0.6 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are limited by Internal Revenue Code (“IRC”) Section 382. As of September 30, 2020, Gain Capital UK Ltd. has a net operating loss carryforward of $0.9 million.
As a result of Tax Reform, the AMT credit carryforward deferred tax asset was reclassified to income taxes receivable during the year ended September 30, 2018. As a result of the CARES Act, the AMT credit carryforward was 50% refundable during the year ending September 30, 2019 and the remaining 50% is refundable in the year ended September 30, 2020, to the extent it is not used to offset regular income tax liability. During the year ended September 30, 2018, the Company generated $5.1 million in foreign tax credit carryforwards as part of the mandatory repatriation transition tax. These credits are being fully utilized during the year ended September 30, 2020. The Company also has $1.3 million, net of valuation allowance, in foreign tax credits due to the merger with Gain, as further discussed in Note 21, which expire in 2023. In the judgment of management, the Company believes that sufficient taxable income will be earned to utilize the foreign tax credit carryforwards, net of valuation allowance, before they expire.
The valuation allowance for deferred tax assets as of September 30, 2020 was $12.4 million. The net change in the total valuation allowance for the year ended September 30, 2020 was an increase of $3.9 million. Of this amount, $1.1 million was related to foreign tax credits acquired through the merger with Gain, which are limited by provision of IRC Section 383 and expire in 2023. The remaining increase is related to foreign and state net operating loss carryforwards. The valuation allowances as of September 30, 2020 and September 30, 2019 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $30.0 million and $13.0 million during the years ended September 30, 2020 and September 30, 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2020, 2019, and 2018 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest and penalties included in the consolidated balance sheets as of September 30, 2020 and September 30, 2019.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had a de minimus amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2020, 2019, and 2018.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2012 through September 30, 2020 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2018 to September 30, 2020. In Brazil, the Company has open tax years ranging from December 31, 2015 through December 31, 2019. In Argentina, the Company has open tax years ranging from September 30, 2013 to September 30, 2020. In Singapore, the Company has open tax years ranging from September 30, 2016 to September 30, 2020.
Note 21 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2020
Gain Capital Holdings, Inc.
On February 26, 2020, the Company entered into a definitive merger agreement to acquire Gain. The Company agreed to acquire Gain for $6.00 per share in an all-cash transaction. Gain is a global provider of trading services and solutions to institutional and retail investors, specializing in both OTC products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global OTC financial markets, including spot foreign exchange, precious metals, and CFDs (where permitted). As a result of the acquisition, the Company added a new digital platform to its global financial network, significantly expanded its offerings to retail clients, as well as added a complementary exchange-traded futures and options on futures business. The acquisition of Gain is also expected to accelerate the digitization of the Company’s trading platforms.
The merger closed on July 30, 2020 (“the Gain acquisition date”) subsequent to approval by Gain’s shareholders, approval by regulators, and the completion of customary closing conditions.
On the Gain acquisition date, each issued and outstanding share of Gain common stock (other than shares of Gain common stock held by those Gain stockholders who had properly demanded and not waived or withdrawn appraisal rights under Delaware law as further discussed below) automatically converted into the right to receive $6.00 per share in cash.
Purchase Price
The aggregate merger consideration was (in millions):

Aggregate cash consideration	$215.0
Accrual for merger cash consideration	21.6
Total merger consideration	$236.6
Subsequent to the Gain acquisition date, holders of 3.6 million shares of Gain common stock outstanding at the Gain acquisition date who did not vote to approve the merger (“Dissenting Holders”, and the shares held by such Dissenting Holders, the “Dissenting Shares”) purportedly demanded appraisal rights pursuant to Section 262 of the Delaware General Corporation Law in the Court of Chancery of the State of Delaware. The $21.6 million accrual for merger consideration included in the aggregate merger consideration was based upon 3.6 million Dissenting Shares assuming a right to receive $6.00 per share at the Gain acquisition date. Any subsequent settlement with the Dissenting Holders will be considered the settlement of a post-acquisition contingency to be included in the Company’s post-acquisition consolidated income statements.
Preliminary Purchase Price Allocation
The consolidated financial statements have been prepared using the acquisition method of accounting under U.S. GAAP with the Company treated as the acquirer of Gain for accounting purposes. Under the acquisition method of accounting, the aggregate merger consideration was allocated to the assets acquired and liabilities assumed generally based on their fair value at the Gain acquisition date. The Company has made significant estimates and assumptions in determining the fair value of assets acquired and liabilities based upon discussions with management and informed insights into the industries in which Gain operates. These significant estimates and assumptions include, but are not limited to, projected cash flows of the acquired business, client attrition rates, discount rates, royalty rates, and economic lives of the identified assets.
The Company engaged a third party valuation specialist to assist with assessing the overall reasonableness of the bargain purchase gain as further discussed below and determining the fair value of the net identifiable assets acquired.
The following table summarizes the preliminary purchase price allocation as of the Gain acquisition date (in millions):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$507.2
Cash, securities and other assets segregated under federal and other regulations	497.4
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties (1)	249.7
Receivables from clients, net (2)	2.0
Income taxes receivable	0.4
Deferred income taxes, net	23.0
Property and equipment, net	6.1
Right of use assets, net	15.0
Other assets	17.9
Total fair value of tangible assets acquired	1,318.7

Accounts payable and other accrued liabilities	52.7
Operating lease liabilities	15.0
Payable to clients	863.4
Payable to broker-dealers, clearing organizations, and counterparties	0.5
Income taxes payable	12.4
Convertible senior notes (3)	92.0
Total fair value of tangible liabilities assumed	1,036.0
Fair value of tangible net assets acquired (4)	282.7

Identifiable intangible assets acquired
Trademarks/domain names(5)	3.7
Software programs/platforms(5)	22.2
Customer base(5)	9.8
Total fair value of intangible assets acquired	35.7
Fair value of identifiable net assets acquired	318.4
Total merger consideration	236.6
Bargain purchase gain	$81.8
(1) Amount represents the contractual amount of deposits with and receivables from broker-dealers, clearing organizations, and counterparties, all of which the Company expects to be collectible as of the Gain acquisition date.
(2) Amount represents the contractual amount of receivables due from clients for trading activity, all of which the Company expects to be collectible as of the Gain acquisition date.
(3) As $91.5 million of the $92.0 million in aggregate principal of the Gain Notes were redeemed on September 1, 2020, the Company believes that the face value of the Gain Notes approximated their fair value as of the Gain acquisition date due to the fundamental change right provided for in the Gain Notes indenture. Refer to Note 12 for further discussion of the Gain Notes redemption.
(4) With the exception of deferred income taxes and the convertible senior notes, the Company believes that the fair value of the tangible assets acquired and tangible liabilities assumed approximate their carrying values as of the Gain acquisition date due either to their short-term nature, the Company’s ability to initiate the withdrawal and settlement of client related trading balances, or the fact that the balances are recorded at fair value on a recurring basis.
(5) The trademark/domain names, software programs/platforms, and customer base intangible assets have been assigned useful lives of 5 years, 3 years, and 4 years, respectively.

The Company believes that the transaction resulted in a bargain purchase gain primarily due to the significant market volatility experienced during the first calendar quarter of 2020, primarily as a result of the COVID-19 pandemic. The market volatility experienced during 2020 through the Gain acquisition date increased significantly compared to corresponding historical periods. This resulted in Gain generating windfall profits and a corresponding increase in net tangible book value. The bargain purchase gain is included in ‘Gain on acquisitions and other gains’ on the Company’s consolidated income statement for the year ended September 30, 2020.
Post-Acquisition Results and Unaudited Pro Forma Information
Gain’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to July 31, 2020. For the year ended September 30, 2020, the Company’s results include total revenues and net income from Gain of $49.0 million and $1.8 million, respectively.
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the Gain merger as if it were consummated on October 1, 2018.

	Year Ended September 30, 2020	Year Ended September 30, 2019
Total revenues	$54,414.1	$33,160.0
Net income	$138.5	$38.3
Basic earnings per share	$7.17	$2.01
Diluted earnings per share	$7.02	$1.97
The unaudited pro forma financial information includes material, nonrecurring pro forma adjustments directly attributable to the Gain acquisition primarily including the adjustment for a goodwill impairment loss, adjustment for the bargain purchase gain, adjustments to the amortization of intangible assets, and adjustments for direct and incremental acquisition-related costs and the related tax effects. The unaudited pro forma financial information does not include any revenue or cost saving synergies from operating efficiencies or the effect of incremental costs incurred from integrating the companies.
The Company incurred costs related to the merger of $5.2 million for the year ended September 30, 2020, that are included within ‘Professional fees’ on the consolidated income statement.
The business acquired has been assigned to the Company’s Retail and Institutional reportable segments.
UOB Bullion and Futures Limited
On March 19, 2019, the Company’s subsidiary StoneX Financial Pte Ltd executed an asset purchase agreement to acquire the futures and options brokerage and clearing business of UOB Bullion and Futures Limited (“UOB”), a subsidiary of United Overseas Bank Limited. Closing was conditional upon receiving regulatory approval by the Monetary Authority of Singapore. This acquisition provides the Company access to an established institutional client base and also augments the Company’s global service capabilities in Singapore. The cash purchase price for the acquired assets was $5.0 million of which $2.5 million was due upon the execution of the asset purchase agreement and the remaining $2.5 million was due upon the closing of the acquisition, which occurred on October 7, 2019.
The purchase price allocation resulted in the recognition of liabilities assumed related to the futures and options on futures client account balances of approximately $351.8 million as of the acquisition date, which was recorded within ‘payables to clients’ on the consolidated balance sheet, and an equal and offsetting amount of assets acquired. The carrying amount of the client assets and related liabilities was assumed to approximate fair value due to their short-term nature, the Company’s ability to initiate the withdrawal and settlement of client related trading balances, and the fact that the open derivative positions are recorded at fair value on a recurring basis.
The Company also acquired certain client base intangible assets and property and equipment in connection with the acquisition. The Company engaged a third-party valuation specialist to assist with the valuation of the acquired intangible assets and property and equipment. As of the acquisition date, $0.8 million of the purchase price was allocated to the fair value of the property and equipment acquired and $3.1 million was allocated to the fair value of the client base intangible assets acquired. The remaining excess of the purchase price over the fair value of the net assets acquired of $1.1 million was allocated to goodwill. The Company believes the goodwill represents the synergies that can be realized from integrating the acquired business into its existing exchange-traded futures and option business. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is considered final as of September 30, 2020.
The business acquired has been assigned to the Company’s Institutional reportable segment. The client base intangible assets have been assigned a useful life of 5 years.

UOB’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to October 7, 2019. For the year ended September 30, 2020, the Company’s results include total revenues and net loss from UOB of $10.3 million and $1.4 million, respectively.
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
Regulatory approval for the acquisition of Exotix Partners, LLP, was obtained during the period with the acquisition closing on April 1, 2020. The cash purchase price for the acquisition of Exotix Partners, LLP, was $4.7 million. The final allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed resulted in the recognition of $1.0 million in cash and cash equivalents, $1.0 million in receivables from clients, net, $0.3 million in property and equipment, net, $3.4 million in other assets, and $1.0 million in liabilities assumed.
Regulatory approval for the acquisition of Tellimer Capital Ltd was obtained during the period with the acquisition closing on June 1, 2020. The cash purchase price for the acquisition of Tellimer Capital Ltd and the related allocation to the fair value of assets acquired and liabilities assumed was not material to the Company’s consolidated financial statements.
Tellimer’s results of operations and cash flows have been included in the Company’s consolidated financial statements from the dates of acquisition. For the year ended September 30, 2020, the Company’s results include total revenues and net loss from Tellimer of $5.9 million and less than $0.1 million, respectively.
The acquired business have been assigned to the Company’s Institutional reportable segment.
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
IFCM’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to January 2, 2020. For the year ended September 30, 2020, the Company’s results include total revenues and net income from IFCM of $1.8 million and $0.5 million, respectively.
GIROXX
In January 2020, the Company’s wholly owned subsidiary, StoneX Financial Ltd, executed a stock purchase agreement to acquire 100% of GIROXX based in Germany. Through its digital platform, GIROXX provides online payment and foreign exchange hedging services to small and medium sized enterprises in Germany, Austria, and Switzerland. The Company offers a wide range of financial services including advisory and execution services in commodities, which will be offered to GIROXX’s institutional client base. This purchase completes a series of acquisitions and restructurings to ensure that all clients of the Company are secure with their continuity of service and market access following Brexit. The closing of the transaction was conditional upon the approval of financial services regulators in Germany, which was obtained during the period with the transaction closing on May 1, 2020.
The cash purchase price for the acquisition of GIROXX was $4.4 million. The preliminary allocation of the cash purchase price to the fair value of tangible assets acquired and liabilities assumed resulted in the recognition of cash and cash equivalents of $6.5 million, property and equipment of $0.1 million, accounts payables and other accrued liabilities of $0.6 million, and payables to clients of $5.8 million as of the acquisition date.
The Company acquired certain identifiable intangible assets in connection with the acquisition of GIROXX, primarily related to a business license permitting the Company to facilitate payment transactions in the European Union and certain proprietary developed software. The Company has preliminarily allocated $0.4 million and $1.5 million of the excess purchase price over net tangible assets acquired to the business license and proprietary developed software, respectively. The remaining excess purchase price over the net tangible assets acquired of $2.3 million has preliminary been allocated to goodwill. The Company believes the preliminary allocation to goodwill represents the synergies that can be realized from integrating the acquired business into its existing Global Payments reportable segment.
The Company is in the process of gathering the information necessary to complete a valuation analysis of the intangible assets acquired. Once the valuation analysis is complete, the Company will record measurement period adjustments to reflect the final determination of the fair value of the identifiable intangible assets acquired with any remaining excess consideration allocated to goodwill.
The acquired business license has been assigned an indefinite life and the proprietary developed software has been preliminarily assigned a useful life of 3 years.
GIROXX’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to May 1, 2020. For the year ended September 30, 2020, the Company’s results include total revenues and net loss from GIROXX of $0.5 million and $0.6 million, respectively.
The acquired business has been assigned to the Company’s Global Payments reportable segment.
Asset Acquisitions
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
Acquisitions in Fiscal 2019
Carl Kliem S.A.
On November 30, 2018, the Company acquired the entire issued and outstanding share capital of Carl Kliem S.A., an independent interdealer broker based in Luxembourg, which provides foreign exchange, interest rate and fixed income products to institutional clients across the European Union (“E.U.”). Carl Kliem S.A. employs approximately 40 people and has more than 400 active institutional clients. This acquisition provides the Company with access to additional European institutional clients that can benefit from the Company’s full suite of financial services and a E.U.-based entity in anticipation of the U.K.’s planned exit from the E.U. The purchase price was $2.1 million of cash consideration, and was equal to the net tangible book value on the closing date less restructuring costs. The Company subsequently renamed Carl Kliem S.A. to StoneX Financial Europe S.A.
The final purchase price allocation resulted in cash and cash equivalents of $1.7 million, receivables from clients of $1.1 million, property and equipment of $0.1 million, income tax receivables of $0.1 million, accounts payable and other accrued liabilities of $0.6 million, and payable to broker-dealers, clearing organizations, and counterparties of $0.2 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price; accordingly, the Company recorded a bargain purchase gain of $0.1 million during the year ended September 30, 2019, which is presented within ‘Gain on acquisitions and other gains’ in the consolidated income statement.
The business activities of INTL FCStone Europe S.A. have been included within the Company’s Institutional reportable segment. The Company’s consolidated income statement for the year ended September 30, 2019 includes operating revenues and a net loss of $4.2 million and $2.3 million, respectively, for the post-acquisition results of the acquired business.
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
The purchase price was $8.2 million of cash consideration was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price, and accordingly the Company recorded a bargain purchase gain of $5.4 million during the year ended September 30, 2019, which is presented within ‘Gain on acquisitions and other gains’ in the consolidated income statement. The Company believes the transaction resulted in a bargain purchase gain due to the Company’s ability to incorporate GMP’s business activities into its existing business structure, and its ability to utilize certain deferred tax assets, including net operating loss carryforwards, and other assets while operating the business that may not have been likely to be realized by the seller nor was contemplated in the purchase price.
On May 1, 2019, GMP was merged into the Company’s wholly owned regulated U.S. subsidiary, StoneX Financial. The Company’s consolidated income statement includes the post-acquisition results, which include operating revenues and a net loss before tax of $8.2 million and $2.1 million, respectively, for the year ended September 30, 2019. The acquired businesses are included within the Company’s Institutional reportable segment.
The following represents the final allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date (in millions):

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
Coininvest GmbH and European Precious Metal Trading GmbH
On April 1, 2019, the Company’s subsidiary StoneX (Netherlands) B.V. acquired 100% of the outstanding shares of Coininvest GmbH and European Precious Metal Trading GmbH. Through the websites coininvest.com and silver-to-go.com, Coininvest GmbH and European Precious Metal Trading GmbH are leading European online providers of gold, silver, platinum, and palladium products to retail investors, institutional investors, and financial advisors. The addition of Coininvest GmbH and European Precious Metal Trading GmbH to the Company’s global product suite expands its offering, providing clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice, to add to their investment portfolios.
The purchase price consisted of cash consideration of $22.0 million, including $11.2 million for the purchase of shareholders loans outstanding with the acquired entities. The cash consideration transferred exceeded the final fair value of the tangible net assets acquired on the closing date by $6.8 million.
The Company acquired certain identifiable intangible assets, including website domain names and internally developed software. The Company has engaged a third-party valuation specialist to assist with the valuation of these acquired intangible assets. Based upon the final valuation analysis, the Company allocated $2.1 million and $2.5 million of the excess consideration over the final fair value of tangible net assets acquired on the closing date to the identifiable domain names and internally developed software, respectively. The remaining excess of $2.2 million was allocated to goodwill. The goodwill represents the synergies expected to be achieved by combining the acquired business with the Company’s existing precious metals offering and the acquired assembled workforce.
The internally developed software was assigned to the Retail reportable segment and is being amortized over a useful life of 5 years. The useful life of the domain names was determined to be indefinite.
The Company’s consolidated income statement includes the post-acquisition results, including operating revenues and a net loss before tax of $0.6 million and $0.3 million, respectively, for the year ended September 30, 2019. Operating revenues during the year ended September 30, 2019 include unrealized losses on derivatives held to manage the downside price risk of physical commodities inventory, which is valued at the lower of cost or net realizable value; therefore, inventory was not recorded above its cost basis. The acquired businesses are included within the Company’s Commercial reportable segment.
The following represents the final allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date (in millions):

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
(1) Amount represents the contractual amount of receivables due from clients for trading activity, all of which was collected.
Fillmore Advisors, LLC
On September 1, 2019, the Company acquired 100% of the U.S.-based trading firm Fillmore Advisors, LLC (“Fillmore”). Fillmore is an independent, SEC-registered broker-dealer firm and FINRA member firm and a leading provider of outsourced trading solutions and operational consulting to institutional asset managers. The firm, headquartered in Park City, Utah, is composed of traders that specialize in global buy-side and sell-side experience. Institutional clients can benefit from Fillmore’s comprehensive product coverage offering for equities, equity-linked, foreign exchange, credit, rates, and commodities. Fillmore will become an extension of the newly established prime brokerage division of the Company’s Institutional reportable segment.
The purchase price consists of $1.4 million of cash consideration and also includes a contingent earn-out with payments over the eight quarters following the acquisition. The contingent earn-out payments are variable in nature and equal to 50% of Segment Income, as defined in the SPA, for each quarterly period. The fair value of the contingent consideration was estimated at $1.8 million as of the closing date. See Note 5 for fair value measurement considerations.
The Company acquired certain identifiable intangible assets related to Fillmore’s client base. Based upon the final valuation analysis, the Company has allocated $0.7 million of the excess consideration over the final fair value of tangible net assets acquired on the closing date to this intangible asset. The remaining excess of $1.9 million was allocated to goodwill. The goodwill represents the synergies expected to be achieved by combining the acquired business with the Company’s existing prime brokerage offering and the acquired assembled workforce.
The client base intangible asset and goodwill were assigned to the Institutional reportable segment. The client base intangible asset will be amortized over a useful life of 5 years.
The following represents the final allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date (in millions):

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
(1) Amount represents the contractual amount of receivables due from clients for trading activity, all of which was collected.
(2) Includes the fair value of contingent consideration of $1.8 million.
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
The purchase price was approximately $3.8 million of cash consideration. The final purchase price allocation resulted in $0.7 million in receivables, $0.8 million in property, plant, and equipment, a $0.5 million equity investment related to a minority interest in the joint venture entity Akshay Financeware, Inc., and $2.2 million in liabilities assumed. Additionally, the Company acquired identifiable, definite-lived client relationship and client list assets that have been assigned a fair value of $1.3 million and a useful life of 5 years. The fair value of the consideration transferred exceeded the final fair value of identifiable assets acquired and liabilities assumed. The excess of the purchase consideration over the final fair value of net tangible and identifiable intangible assets acquired of $2.6 million was recorded as goodwill as of September 30, 2018.
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
Note 22 – Accumulated Other Comprehensive (Loss) Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive loss for the year ended September 30, 2020.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2019	$(31.5)	$(3.3)	$(34.8)
ASU 2018-02 cumulative transition adjustment	—	(0.7)	(0.7)
Adjusted Balances as of September 30, 2019	(31.5)	(4.0)	(35.5)
Other comprehensive loss	(4.5)	(0.2)	(4.7)
Amounts reclassified from AOCI, net of tax	—	0.1	0.1
Other comprehensive loss	(4.5)	(0.1)	(4.6)
Balances as of September 30, 2020	$(36.0)	$(4.1)	$(40.1)
Note 23 – Segment and Geographic Information
During the three months ended September 30, 2020, the Company completed its acquisition of Gain Capital Group Inc. (“Gain”), which it views as a significant acquisition and which triggered a reassessment of the financial information reviewed by its executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. The acquisition of Gain added a significant amount of incremental business from a new client type – retail. Prior to the acquisition, Gain was a publicly traded corporation in the United States, and reported its performance along two reportable segments: retail and futures, in its periodic reporting with the SEC. The Company has existing businesses with activities similar to Gain’s futures business. Gain’s retail business however, represents a fundamental change in the Company’s business strategy.
In light of this fundamental change and reassessment described above, the Company has modified the operating segments it uses to evaluate its performance. Accordingly, its operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 2,900 employees allowing it to serve clients in more than 180 countries.
Following the acquisition of Gain, the Company’s business activities are managed as operating segments and organized into reportable segments as follows:
•Commercial
•Institutional
•Retail
•Global Payments
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2017.
Commercial
The Company offers commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading as well as commodity financing and logistics services. The ability to provide these high-value-added products and services, differentiates the Company from its competitors and maximizes the opportunity to retain clients.
Institutional
The Company provides institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, the Company originates, structures and place debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
Retail
The Company provides retail clients around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to retail investors in the United States.
Global Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 170 countries and 140 currencies, which it believes is more than any other payments solution provider.
********
The total revenues reported combine gross revenues from physical contracts for subsidiaries that are not broker-dealers and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the table below also reflects the segment contribution to ‘operating revenues’, which is shown on the face of the consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.
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
Total revenues, operating revenues and net operating revenues shown as “Corporate Unallocated” primarily consist of interest income from its centralized corporate treasury function. In the normal course of operations, the Company operates a centralized corporate treasury function in which it may sweep excess cash from certain subsidiaries, where permitted within regulatory limitations, in exchange for a short-term interest bearing intercompany payable, or provide excess cash to subsidiaries in exchange for a short-term interest bearing intercompany receivable in lieu of the subsidiary borrowing on external credit facilities. The intercompany receivables and payables are eliminated during consolidation; however, this practice may impact reported total assets between segments.
Net costs not allocated to operating segments include costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows

	Year Ended September 30,
(in millions)	2020	2019	2018
Total revenues:
Commercial	$52,970.1	$32,125.4	$27,018.7
Institutional	624.1	515.0	427.1
Retail	432.7	148.1	73.3
Global Payments	117.4	112.8	99.2
Corporate Unallocated	14.6	20.8	23.9
Eliminations	(19.3)	(25.1)	(19.5)
Total	$54,139.6	$32,897.0	$27,622.7
Operating revenues:
Commercial	$431.5	$404.4	$371.8
Institutional	624.1	515.0	427.1
Retail	140.0	78.2	73.3
Global Payments	117.4	112.8	99.2
Corporate Unallocated	14.6	20.8	23.9
Eliminations	(19.3)	(25.1)	(19.5)
Total	$1,308.3	$1,106.1	$975.8
Net operating revenues (loss):
Commercial	$353.4	$321.2	$299.4
Institutional	363.8	220.1	176.3
Retail	63.8	15.7	12.7
Global Payments	111.5	107.0	93.5
Corporate Unallocated	(24.5)	(10.8)	(0.3)
Total	$868.0	$653.2	$581.6
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$242.2	$224.6	$210.0
Institutional	248.9	157.0	135.6
Retail	58.8	14.6	11.8
Global Payments	89.6	86.6	75.0
Total	$639.5	$482.8	$432.4
Segment income (loss):
(Net contribution less non-variable direct segment costs)
Commercial (1)	$141.9	$144.6	$118.3
Institutional	152.9	88.6	78.2
Retail	31.7	6.4	5.6
Global Payments	68.6	66.1	59.8
Total	$395.1	$305.7	$261.9
Reconciliation of segment income to income before tax:
Segment income	$395.1	$305.7	$261.9
Net costs not allocated to operating segments	(270.3)	(200.2)	(162.4)
Gain on acquisitions and other gains	81.9	5.5	2.0
Income before tax	$206.7	$111.0	$101.5
(1) During fiscal 2019, the Company recorded recoveries on the bad debt on physical coal of $12.4 million. During fiscal 2018, the Company recorded charges to earnings of $1.0 million to record an allowance for doubtful accounts related to a bad debt incurred in the physical coal business with a coal supplier, as further discussed in Note 19.

(in millions)	As of September 30, 2020	As of September 30, 2019	As of September 30, 2018
Total assets:
Commercial	$2,753.6	$2,386.4	$2,349.5
Institutional	8,740.8	7,111.2	5,168.1
Retail	1,245.9	12.4	—
Global Payments	315.9	278.2	206.6
Corporate unallocated	418.7	147.9	100.5
Total	$13,474.9	$9,936.1	$7,824.7

Information regarding revenues and operating revenues for the years ended September 30, 2020, 2019, and 2018, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2020, 2019, and 2018 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2020	2019	2018
Total revenues:
United States	$2,223.3	$1,947.6	$1,587.6
Europe	532.6	280.2	189.6
South America	58.9	56.5	59.5
Middle East and Asia	51,317.1	30,606.9	25,781.4
Other	7.7	5.8	4.6
Total	$54,139.6	$32,897.0	$27,622.7
Operating revenues:
United States	$928.3	$799.4	$695.3
Europe	237.9	209.6	189.0
South America	58.9	56.5	58.0
Middle East and Asia	75.5	34.8	28.9
Other	7.7	5.8	4.6
Total	$1,308.3	$1,106.1	$975.8

(in millions)	As of September 30, 2020	As of September 30, 2019	As of September 30, 2018
Long-lived assets, as defined:
United States	$55.4	$33.9	$33.0
Europe	3.1	6.6	6.8
South America	2.1	2.1	1.4
Middle East and Asia	1.3	1.0	1.2
Other	0.2	0.3	—
Total	$62.1	$43.9	$42.4

Note 24 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2020 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$14,284.9	$8,243.4	$20,366.3	$11,245.0
Cost of sales of physical commodities	13,942.8	7,920.8	19,999.5	10,968.2
Operating revenues	342.1	322.6	366.8	276.8
Transaction-based clearing expenses	57.1	55.3	63.8	46.3
Introducing broker commissions	34.0	24.0	29.6	26.2
Interest expense	10.0	11.5	27.8	31.1
Interest expense on corporate funding	14.8	3.9	2.2	2.7
Net operating revenues	226.2	227.9	243.4	170.5
Compensation and benefits	145.5	132.5	136.7	104.0
Bad debts, net of recoveries and impairment	12.5	1.8	4.4	—
Other expenses	70.1	44.6	46.2	44.9
Total compensation and other expenses	228.1	178.9	187.3	148.9
Gain on acquisitions(1)	81.8	—	—	0.1
Income before tax	79.9	49.0	56.1	21.7
Income tax expense	2.5	12.4	16.8	5.4
Net income	$77.4	$36.6	$39.3	$16.3
Net basic earnings per share	$4.00	$1.90	$2.03	$0.85
Net diluted earnings per share	$3.90	$1.87	$2.00	$0.84

	For the 2019 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30,	June 30,	March 31,	December 31,
Total revenues	$11,279.6	$7,873.0	$7,192.2	$6,552.2
Cost of sales of physical commodities	10,992.7	7,589.6	6,921.1	6,287.5
Operating revenues	286.9	283.4	271.1	264.7
Transaction-based clearing expenses	45.0	45.7	42.7	50.1
Introducing broker commissions	27.7	29.6	24.8	32.6
Interest expense	37.2	39.4	35.2	30.2
Interest expense on corporate funding	3.6	3.1	3.2	2.8
Net operating revenues	173.4	165.6	165.2	149.0
Compensation and benefits	105.2	100.9	97.9	89.1
Bad debts, net of recoveries	1.0	0.5	0.7	0.3
Recovery of bad debt on physical coal (2)	(10.0)	—	—	(2.4)
Other expenses	43.2	42.6	41.1	37.6
Total compensation and other expenses	139.4	144.0	139.7	124.6
Gain on acquisitions (3)	0.1	—	5.4	—
Income before tax	34.1	21.6	30.9	24.4
Income tax expense	6.9	5.3	7.5	6.2
Net income (loss)	$27.2	$16.3	$23.4	$18.2
Net basic (loss) earnings per share	$1.42	$0.85	$1.23	$0.96
Net diluted (loss) earnings per share	$1.40	$0.84	$1.21	$0.94
(1) During the fourth quarter ended September 30, 2020, the Company recorded a bargain purchase gain of $81.8 million related to the acquisition of Gain. See Note 21 for additional information.
(2) During the fourth quarter ended September 30, 2019, the Company recorded a recovery on the bad debt on physical coal received through an insurance policy claim related to the matter. See Note 19 for additional information.
(3) During the second quarter ended March 31, 2019, the Company recorded a bargain purchase gain of $5.4 million related to the acquisition of INTL FCStone Credit Trading, LLC (formerly GMP Securities LLC). See Note 21 for additional information.

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$7.4	$2.0
Receivable from subsidiaries, net	—	17.6
Receivable from clients	0.4	0.5
Notes receivable, net	1.7	2.8
Income taxes receivable	46.2	15.7
Investment in subsidiaries(1)	834.0	399.4
Deferred income taxes, net	4.3	8.2
Property and equipment, net	42.1	26.9
Operating right of use assets	69.0	—
Other assets	20.1	13.0
Total assets	$1,025.2	$486.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$73.4	$29.4
Operating lease liabilities	85.4	—
Payable to clients	0.3	0.3
Payable to subsidiaries, net	96.5	—
Payable to lenders under loans	23.0	70.4
Senior secured borrowings, net	515.1	167.6
Financial instruments sold, not yet purchased, at fair value	1.1	84.5
Total liabilities	794.8	352.2

Equity:
StoneX Group Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,798,551 issued and 19,376,594 outstanding at September 30, 2020 and 21,297,317 issued and 19,075,360 outstanding at September 30, 2019	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at September 30, 2020 and 2,221,957 shares at September 30, 2019	(57.6)	(50.1)
Additional paid-in capital	292.6	276.8
Retained earnings(1)	(4.8)	(93.0)
Total StoneX Group Inc. (Parent Company Only) stockholders’ equity	230.4	133.9
Total liabilities and equity	$1,025.2	$486.1

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $577.2 million as of September 30, 2020, respectively, and $495.1 million, as of September 30, 2019, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2020	2019	2018
Revenues:
Management fees from affiliates	$45.1	$43.2	$40.4
Trading losses, net	0.6	—	—
Consulting fees	0.3	0.1	—
Interest income	2.4	1.5	2.3
Dividend income from subsidiaries(2)	111.8	85.7	41.9
Total revenues	160.2	130.5	84.6
Interest expense	30.0	19.7	15.7
Net revenues	130.2	110.8	68.9
Non-interest expenses:
Compensation and benefits	88.0	79.7	73.0
Clearing and related expenses	0.3	0.9	1.1
Trade systems and market information	3.9	6.4	5.8
Occupancy and equipment rental	3.8	3.4	2.6
Professional fees	12.9	7.3	6.7
Travel and business development	1.7	2.9	2.6
Non-trading technology and support	19.8	12.5	9.1
Depreciation and amortization	6.7	5.2	4.8
Communications	0.7	0.8	0.9
Impairment	2.5	—	—
Management services fees to affiliates	2.3	0.5	—
Other	10.8	5.8	6.9
Total non-interest expenses	153.4	125.4	113.5
Gain on acquisitions	81.9	5.3	—
Income (loss) before tax	58.7	(9.3)	(44.6)
Income tax expense	29.5	24.6	7.4
Net income (loss)	$88.2	$15.3	$(37.2)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would also include income from investment in subsidiaries of $81.4 million, $69.8 million, and $92.7 million for the years ended September 30, 2020, 2019, and 2018, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$88.2	$15.3	$(37.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6.7	5.2	4.8
Amortization of operating right of use assets	4.4	—	—
Deferred income taxes	—	0.6	18.0
Amortization and extinguishment of debt issuance costs	6.1	1.2	0.7
Amortization of share-based compensation expense	9.2	7.1	6.1
Impairment	2.5	—	—
Gain on acquisition	(81.9)	(5.4)	—
Changes in operating assets and liabilities:
Due to/from subsidiaries	149.3	8.3	(69.4)
Receivables from clients, net	0.1	(0.5)	—
Notes receivable, net	1.1	(1.0)	2.9
Income taxes receivable	(48.4)	(0.8)	(6.6)
Financial instruments owned, at fair value	—	4.4	(4.4)
Other assets	(7.7)	(4.4)	(0.7)
Accounts payable and other accrued liabilities	24.0	4.6	8.6
Operating lease liabilities	(2.8)	—	—
Payable to clients	—	(1.4)	(0.3)
Financial instruments sold, not yet purchased, at fair value	(83.4)	25.2	34.0
Net cash provided by (used in) operating activities	67.4	58.4	(43.5)
Cash flows from investing activities:
Capital contribution in affiliates	(251.9)	(75.8)	(4.5)
Purchase of property and equipment	(10.2)	(6.2)	(5.9)
Net cash used in investing activities	(262.1)	(82.0)	(10.4)
Cash flows from financing activities:
Proceeds from revolving credit facility
Net change in lenders under loans	(47.0)	(138.2)	58.2
Payments of notes payable	(0.4)	(0.8)	(0.8)
Proceeds from issuance of senior secured term loan	21.5	175.0	—
Repayments of senior secured term loan	(9.8)	(6.6)	—
Proceeds from issuance of senior secured notes	344.8	—	—
Repayments of senior secured notes	(92.1)	—	—
Deferred payments on acquisitions	(0.9)	—	(5.5)
Share repurchase	(7.5)	(3.8)	—
Debt issuance costs	(14.0)	(3.0)	—
Exercise of stock options	5.5	1.2	2.6
Withholding taxes on stock option exercises	—	—	(0.8)
Net cash provided by financing activities	200.1	23.8	53.7
Net increase (decrease) in cash and cash equivalents	5.4	0.2	(0.2)
Cash and cash equivalents at beginning of period	2.0	1.8	2.0
Cash and cash equivalents at end of period	$7.4	$2.0	$1.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$15.3	$18.9	$15.0
Income taxes (received) paid, net of cash refunds	$(4.3)	$(23.9)	$(18.4)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$21.6	$1.8	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
(b)Management’s Report on Internal Control Over Financial Reporting
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2020, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 excluded the futures and options brokerage and clearing business of UOB Bullion and Futures Limited, acquired with effect from October 7, 2019; IFCM Commodities GmbH, acquired with effect from January 2, 2020; Exotix Partners, LLP, acquired with effect from April 1, 2020; GIROXX GmbH, acquired with effect from May 1, 2020; Tellimer Capital Ltd, acquired with effect from June 1, 2020; and Gain Capital Holdings, Inc. acquired with effect from July 30, 2020. These acquired businesses had aggregate total assets of $1.788.2 billion and total revenues of $67.5 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2020.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2020 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 66 in this Annual Report on Form 10-K.
(c)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on February 24, 2021. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2020 (the “2021 Proxy Statement”). The 2021 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2021 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2020, the last day of fiscal 2021, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,408,036	$38.79	724,483
Equity compensation plans not approved by stockholders	—	—	—
Total	1,408,036	$37.59	724,483
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits

2.1
Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, Merger Sub and GCAP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on February 27, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 6, 2020).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	INTL FCStone Inc. 2013 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 11, 2013).

4.5	Description of Registrant’s Securities *

4.6
Indenture by and among the Company, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated as of June 11, 2020 (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 11, 2020).

4.7	Form of 8.625% Senior Secured Notes due 2025 (included in Exhibit 4.1) (incorporated by reference from the Company's Current Report on Report 8-K filed with the SEC on June 11, 2020).

4.8
First Supplemental Indenture, dated as of July 31, 2020, by and among the Company, the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

4.9
Security and Pledge Agreement, dated as of July 31, 2020, by and among the Company, the Domestic Guaranteeing Subsidiaries and the Collateral Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

4.10
Joinder to the Amended and Restated Credit Agreement, dated as of July 31, 2020, by and among the GAIN Guaranteeing Subsidiaries and the Administrative Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

10.1
Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002).

10.2
First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2002).

10.3
Registration Rights Agreement, dated October 22, 2002, by and between the Company and John Radziwill (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002).

10.4
First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and John Radziwill (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2002).

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

10.11
Amended and Restated Credit Agreement made as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch and Capital One, National Association, as Joint Lead Arrangers and Joint Bookrunners, and Signature Bank, BMO Harris Bank N.A., BankUnited, N.A., CIBC Bank USA, Barclays Bank PLC, Cadence Bank, N.A., The Huntington National Bank, Webster Bank, National Association, and TriState Capital Bank, as additional Lenders, and with the lenders from time to time parties thereto. (incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on February 27, 2019).

10.12
Lender Joinder Agreement dated as of October 3, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Bank of Hope, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.13
Lender Joinder Agreement dated as of November 20, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Investors Bank, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.14
Amended and Restated Credit Agreement, made as of June 21, 2010, by and between FCStone, LLC, as borrower, FCStone Group, Inc., as a guarantor, International Assets Holding Corporation, as a guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets, as Sole Lead Arranger, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2010).

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

10.17
Seventeenth Amendment to Amended and Restated Credit Agreement entered into as of April 4, 2019 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.18
Second Amended and Restated Credit Agreement, entered into as of January 29, 2020, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent. *

10.19	License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp. *

10.20	Form of Indemnification Agreement with Gain Capital Holdings Inc.’s Non-Employee Directors.*

14	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 29, 2003).

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed as part of this report.
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

StoneX Group Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 14, 2020
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 14, 2020
Sean M. O’Connor	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	December 14, 2020
Annabelle G. Bexiga

/s/ SCOTT J. BRANCH	Director	December 14, 2020
Scott J. Branch

/s/ DIANE L. COOPER	Director	December 14, 2020
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	December 14, 2020
John M. Fowler

/s/ STEVEN KASS	Director	December 14, 2020
Steven Kass

/s/ BRUCE KREHBIEL	Director	December 14, 2020
Bruce Krehbiel

/s/ ERIC PARTHEMORE	Director	December 14, 2020
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 14, 2020
William J. Dunaway	(Principal Financial and Accounting Officer)