Form 10-Q
period 2020-12-31
StoneX Group Inc.
filed 2021-02-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 4, 2021, there were 19,644,704 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2020	September 30, 2020
ASSETS
Cash and cash equivalents	$1,033.7	$952.6
Cash, securities and other assets segregated under federal and other regulations (including $2.0 million and $2.6 million at fair value at December 31, 2020 and September 30, 2020, respectively)	2,203.9	1,920.2
Collateralized transactions:
Securities purchased under agreements to resell	1,935.6	1,696.2
Securities borrowed	1,227.8	1,440.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1,193.9 million and $1,775.8 million at fair value at December 31, 2020 and September 30, 2020, respectively)	3,590.1	3,629.9
Receivable from clients, net	247.8	411.4
Notes receivable, net	4.7	1.7
Income taxes receivable	20.5	16.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $713.2 million and $468.6 million at December 31, 2020 and September 30, 2020, respectively)	2,852.4	2,727.7
Physical commodities inventory, net (including $299.5 million and $215.7 million at fair value at December 31, 2020 and September 30, 2020, respectively)	439.1	281.1
Deferred income taxes, net	39.3	36.9
Property and equipment, net	73.4	62.1
Operating right of use assets	99.1	101.5
Goodwill and intangible assets, net	106.4	109.5
Other assets	101.0	87.5
Total assets	$13,974.8	$13,474.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.3 million and $1.5 million at fair value at December 31, 2020 and September 30, 2020, respectively)	$244.5	$272.6
Operating lease liabilities	118.0	118.7
Payables to:
Clients	5,891.2	5,689.0
Broker-dealers, clearing organizations and counterparties (including $30.6 million and $14.7 million at fair value at December 31, 2020 and September 30, 2020, respectively)	314.8	537.5
Lenders under loans	373.6	268.1
Senior secured borrowings, net	513.8	515.5
Income taxes payable	18.9	22.6
Collateralized transactions:
Securities sold under agreements to repurchase	3,635.3	3,155.5
Securities loaned	1,237.8	1,441.9
Financial instruments sold, not yet purchased, at fair value	827.4	686.0
Total liabilities	13,175.3	12,707.4
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,026,627 issued and 19,604,670 outstanding at December 31, 2020 and 21,798,551 issued and 19,376,594 outstanding at September 30, 2020	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at December 31, 2020 and September 30, 2020, respectively	(57.6)	(57.6)
Additional paid-in-capital	297.4	292.6
Retained earnings	585.7	572.4
Accumulated other comprehensive loss, net	(26.2)	(40.1)
Total equity	799.5	767.5
Total liabilities and stockholders' equity	$13,974.8	$13,474.9
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2020	2019
Revenues:
Sales of physical commodities	$8,883.5	$10,978.0
Principal gains, net	203.4	112.5
Commission and clearing fees	119.4	87.2
Consulting, management, and account fees	23.0	21.3
Interest income	21.2	46.0
Total revenues	9,250.5	11,245.0
Cost of sales of physical commodities	8,870.4	10,968.2
Operating revenues	380.1	276.8
Transaction-based clearing expenses	65.4	46.3
Introducing broker commissions	38.2	26.2
Interest expense	9.9	31.1
Interest expense on corporate funding	10.5	2.7
Net operating revenues	256.1	170.5
Compensation and other expenses:
Compensation and benefits	153.6	104.0
Trading systems and market information	13.7	10.4
Professional fees	9.3	6.0
Non-trading technology and support	10.9	6.0
Occupancy and equipment rental	8.6	5.0
Selling and marketing	8.8	1.4
Travel and business development	1.0	4.5
Communications	2.3	1.6
Depreciation and amortization	8.4	3.9
Bad debts	1.5	—
Other	11.1	6.1
Total compensation and other expenses	229.2	148.9
Other gain	—	0.1
Income before tax	26.9	21.7
Income tax expense	7.4	5.4
Net income	$19.5	$16.3
Earnings per share:
Basic	$1.00	$0.85
Diluted	$0.98	$0.84
Weighted-average number of common shares outstanding:
Basic	18,940,876	18,750,270
Diluted	19,470,853	19,074,562
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2020	2019
Net income	$19.5	$16.3
Other comprehensive income:
Foreign currency translation adjustment	13.9	0.7
Other comprehensive income	13.9	0.7
Comprehensive income	$33.4	$17.0
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$19.5	$16.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8.4	3.9
Amortization of right of use assets	2.8	1.5
Bad debts	1.5	—
Deferred income taxes	0.2	(0.6)
Amortization of debt issuance costs	1.0	0.4
Amortization of share-based compensation	3.1	2.6
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	2.8	299.0
Securities purchased under agreements to resell	(239.4)	(178.6)
Securities borrowed	212.2	(4.5)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(350.8)	281.1
Receivables from clients, net	153.9	93.3
Notes receivable, net	(3.0)	(2.9)
Income taxes receivable	(4.5)	0.5
Financial instruments owned, at fair value	(124.7)	(2.2)
Physical commodities inventory, net	(158.0)	(20.4)
Other assets	(7.1)	(4.1)
Accounts payable and other accrued liabilities	(27.8)	(25.8)
Operating lease liabilities	(1.6)	(1.3)
Payables to clients	202.0	114.2
Payables to broker-dealers, clearing organizations and counterparties	(222.7)	14.4
Income taxes payable	(3.7)	0.4
Securities sold under agreements to repurchase	479.8	157.9
Securities loaned	(204.1)	(29.1)
Financial instruments sold, not yet purchased, at fair value	141.4	(48.4)
Net cash (used in) provided by operating activities	(118.8)	667.6
Cash flows from investing activities:
Cash paid for acquisitions, net	(0.4)	(5.1)
Purchase of property and equipment	(22.4)	(1.8)
Net cash used in investing activities	(22.8)	(6.9)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	91.5	(106.0)
Proceeds from payables to lenders under loans with maturities greater than 90 days	67.0	180.5
Repayments of payables to lenders under loans with maturities greater than 90 days	(62.0)	(138.0)
Proceeds from issuance of senior secured term loan	—	21.5
Repayments of senior secured term loan	(2.4)	(2.5)
Issuance of note payable	9.0	—
Repayments of note payable	—	(0.1)
Deferred payments on acquisitions	(0.3)	—
Repurchase of common stock	—	(0.4)
Debt issuance costs	—	(0.2)
Exercise of stock options	1.7	1.5
Net cash provided by (used in) financing activities	104.5	(43.7)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	14.1	0.7
Net (decrease) increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(23.0)	617.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	4,468.4	2,451.3
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$4,445.4	$3,069.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$27.5	$33.0
Income taxes paid, net of cash refunds	$14.4	$5.2
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.5	$4.4
Acquisition of business:
Assets acquired	$0.1	$296.5
Liabilities assumed	(0.2)	(295.8)
Total net (liabilities) assets assumed	$(0.1)	$0.7
See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$1,033.7	$338.9
Cash segregated under federal and other regulations(1)	2,193.7	1,073.9
Securities segregated under federal and other regulations(1)	—	299.5
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,208.4	993.0
Securities segregated and pledged to exchange-clearing organizations(2)	9.6	363.7
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$4,445.4	$3,069.0

(1) Represents segregated client cash and United States (“U.S.”) Treasury obligations held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S.Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $10.2 million and $7.0 million as of December 31, 2020 and 2019, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,372.1 million and $1,023.3 million as of December 31, 2020 and 2019, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended December 31, 2019
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	$—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				16.3		16.3
Other comprehensive income					0.7	0.7
Exercise of stock options			1.5			1.5
Share-based compensation			2.6			2.6
Repurchase of common stock		(0.4)				(0.4)
Balances as of December 31, 2019	$0.2	$(50.5)	$280.9	$419.1	$(34.8)	$614.9

	Three months ended December 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment				(6.2)		(6.2)
Adjusted Balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income				19.5		19.5
Other comprehensive income					13.9	13.9
Exercise of stock options			1.7			1.7
Share-based compensation			3.1			3.1
Repurchase of common stock		—				—
Balances as of December 31, 2020	$0.2	$(57.6)	$297.4	$585.7	$(26.2)	$799.5

See accompanying notes to condensed consolidated financial statements.

StoneX Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “StoneX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. It delivers this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. The Company has created a revenue stream that is diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our financial network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for our market intelligence and risk management services.
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
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, which has been derived from the audited consolidated balance sheet of September 30, 2020, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. These estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of December 31, 2020 and through the date of this Form 10-Q.
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
Reclassifications
During the year ended September 30, 2020, the Company reclassified certain selling and marketing related costs in connection with the acquisition of Gain Capital Holdings, Inc. (“Gain”). In performing this reclassification, the Company has made retrospective adjustments to the consolidated income statements for the three months ended December 31, 2019. For the three months ended December 31, 2019, selling and marketing related costs of $1.4 million were reclassified from ‘Other’ expense to ‘Selling and marketing’ expense.
Accounting Standards Adopted
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
The guidance replaces the previous incurred loss impairment guidance and introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses over the life of an asset, and applies to financial assets carried at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. The allowance must reflect management’s estimate of credit losses over the life of the assets taking future economic changes into consideration.
The Company adopted this guidance on October 1, 2020, using the modified retrospective approach and recognized a cumulative-effect adjustment of $6.2 million, net of tax of $2.0 million, to the opening balance sheet of retained earnings - see notes 5 and 11. The adoption impact was attributable to an increase in allowance for credit losses on a group of approximately 300 client deficit accounts, originated in November 2018, of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc. Results for reporting periods beginning after October 1, 2020 are presented using the CECL model, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
Current Expected Credit Losses
Beginning October 1, 2020, the Company estimates its allowance for credit losses on financial assets measured at amortized cost based on expected credit losses over the life of the financial asset. In determining expected credit losses, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset.
The Company estimates expected credit losses primarily using a probability of default (“PD”)/loss given default (“LGD”) model (“PD/LGD model”), under which the expected credit loss is calculated as the product of PD, LGD and exposure at default.
Additionally, for collateralized transactions, the Company elects to measure expected credit losses using the fair value of collateral received where the borrower is required to, and reasonably expected to, replenish the amount of collateral securing the receivable as a result of changes in the fair value of such collateral.
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

The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2020	2019
Numerator:
Net income	$19.5	$16.3
Less: Allocation to participating securities	(0.5)	(0.3)
Net income allocated to common stockholders	$19.0	$16.0
Denominator:
Weighted average number of:
Common shares outstanding	18,940,876	18,750,270
Dilutive potential common shares outstanding:
Share-based awards	529,977	324,292
Diluted weighted-average common shares	19,470,853	19,074,562
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 2,265 and 1,022,350 shares of common stock for the three months ended December 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.3 million and $1.5 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of December 31, 2020 and September 30, 2020, respectively. The Company had no Level 3 assets as of December 31, 2020 and September 30, 2020.
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
Deposits with and receivables from broker-dealers, clearing organizations and counterparties and payable to clients and broker-dealers, clearing organizations and counterparties includes the fair value of pledged investments, primarily U.S. Treasury obligations and foreign government obligations. These balances also include the fair value of exchange-traded options on futures and OTC forwards, swaps and options.
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
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques based upon observable inputs for comparable financial instruments, or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include corporate and municipal bonds, U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, certain equity securities traded in less active markets, and OTC derivative contracts, which include purchase and sale commitments related to the Company’s agricultural and energy commodities.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein, particularly in light of the uncertain impacts of COVID-19.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2020 by level in the fair value hierarchy. Except as disclosed in Note 6, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2020.

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$3.2	$—	$—	$—	$3.2
Money market mutual funds	12.2	—	—	—	12.2
Cash and cash equivalents	15.4	—	—	—	15.4
Commodities warehouse receipts	1.8	—	—	—	1.8
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	2.0	—	—	—	2.0
U.S. Treasury obligations	1,197.0	—	—	—	1,197.0
To be announced ("TBA") and forward settling securities	—	28.2	—	(0.1)	28.1
Foreign government obligations	8.7	—	—	—	8.7
Derivatives	1,765.9	426.3	—	(2,232.1)	(39.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	2,971.6	454.5	—	(2,232.2)	1,193.9
Receivables from clients - Derivatives	—	351.9		(349.7)	2.2
Equity securities	356.0	10.1	—	—	366.1
Corporate and municipal bonds	—	85.7	—	—	85.7
U.S. Treasury obligations	313.9	—	—	—	313.9
U.S. government agency obligations	—	298.3	—	—	298.3
Foreign government obligations	2.6	—	—	—	2.6
Agency mortgage-backed obligations	—	1,522.8	—	—	1,522.8
Asset-backed obligations	—	34.0	—	—	34.0
Derivatives	0.6	597.5	—	(471.2)	126.9
Commodities leases	—	27.3	—	—	27.3
Commodities warehouse receipts	55.0	—	—	—	55.0
Exchange firm common stock	11.0	—	—	—	11.0
Mutual funds and other	8.8	—	—	—	8.8
Financial instruments owned	747.9	2,575.7	—	(471.2)	2,852.4
Physical commodities inventory	21.1	278.4	—	—	299.5
Total assets at fair value	$3,758.0	$3,660.5	$—	$(3,053.1)	$4,365.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.3	$—	$1.3
Payables to clients - Derivatives	1,759.8	486.9		(2,368.0)	(121.3)
TBA and forward settling securities	—	30.8	—	(0.1)	30.7
Derivatives	—	217.3	—	(217.4)	(0.1)
Payable to broker-dealers, clearing organizations and counterparties	—	248.1	—	(217.5)	30.6
Equity securities	317.2	1.7	—	—	318.9
Corporate and municipal bonds	—	10.8	—	—	10.8
U.S. Treasury obligations	249.4	—	—	—	249.4
U.S. government agency obligations	—	3.5	—	—	3.5
Agency mortgage-backed obligations	—	3.1	—	—	3.1
Derivatives	—	421.7	—	(181.9)	239.8
Commodities leases	—	1.9	—	—	1.9
Financial instruments sold, not yet purchased	566.6	442.7	—	(181.9)	827.4
Total liabilities at fair value	$2,326.4	$1,177.7	$1.3	$(2,767.4)	$738.0
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2020 by level in the fair value hierarchy. Except as disclosed in Note 6, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2020.

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$3.2	$—	$—	$—	$3.2
Money market mutual funds	12.8	—	—	—	12.8
Cash and cash equivalents	16.0	—	—	—	16.0
Commodities warehouse receipts	2.4	—	—	—	2.4
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	2.6	—	—	—	2.6
U.S. Treasury obligations	1,941.3	—	—	—	1,941.3
TBA and forward settling securities	—	31.0	—	(11.8)	19.2
Foreign government obligations	8.0	—	—	—	8.0
Derivatives	1,949.0	395.8	—	(2,537.5)	(192.7)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	3,898.3	426.8	—	(2,549.3)	1,775.8
Receivables from clients - Derivatives	—	235.6		(234.1)	1.5
Equity securities	254.9	9.4	—	—	264.3
Corporate and municipal bonds	—	66.9	—	—	66.9
U.S. Treasury obligations	419.9	—	—	—	419.9
U.S. government agency obligations	—	293.4	—	—	293.4
Foreign government obligations	2.5	—	—	—	2.5
Agency mortgage-backed obligations	—	1,384.6	—	—	1,384.6
Asset-backed obligations	—	33.0	—	—	33.0
Derivatives	0.7	652.3	—	(535.6)	117.4
Commodities leases	—	24.9	—	—	24.9
Commodities warehouse receipts	103.2	—	—	—	103.2
Exchange firm common stock	10.1	—	—	—	10.1
Mutual funds and other	7.5	—	—	—	7.5
Financial instruments owned	798.8	2,464.5	—	(535.6)	2,727.7
Physical commodities inventory	26.8	188.9	—	—	215.7
Total assets at fair value	$4,742.5	$3,315.8	$—	$(3,319.0)	$4,739.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	2,000.8	176.4		(2,399.9)	(222.7)
TBA and forward settling securities	—	22.0	—	(11.8)	10.2
Derivatives	—	306.7	—	(302.2)	4.5
Payable to broker-dealers, clearing organizations and counterparties	—	328.7	—	(314.0)	14.7
Equity securities	218.0	14.9	—	—	232.9
Corporate and municipal bonds	—	22.5	—	—	22.5
U.S. Treasury obligations	247.5	—	—	—	247.5
U.S. government agency obligations	—	0.1	—	—	0.1
Agency mortgage-backed obligations	—	5.1	—	—	5.1
Derivatives	—	563.6	—	(386.8)	176.8
Commodities leases	—	1.1	—	—	1.1
Financial instruments sold, not yet purchased	465.5	607.3	—	(386.8)	686.0
Total liabilities at fair value	$2,466.3	$1,112.4	$1.5	$(3,100.7)	$479.5
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

Realized and unrealized gains and losses are included in ‘principal gains, net’, ‘interest income’, and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2020 and September 30, 2020 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Payables: Payables to clients and payables to broker-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Lenders under loans: Payables to lenders under loans carry variable rates of interest and thus approximate fair value and are classified as Level 2 under the fair value hierarchy.
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $177.2 million as of December 31, 2020, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) and Gain’s 5.00% Senior Notes due 2022 (the “Gain Notes”) as further described in Note 9 with a carrying value of $336.5 million as of December 31, 2020. The carrying value of the Senior Secured Notes and Gain Notes represent their principal amounts net of unamortized deferred financing costs and original issue discount. As of December 31, 2020, the Senior Secured Notes and Gain Notes had a fair value of $382.3 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2020 and September 30, 2020 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2020. The total financial instruments sold, not yet purchased of $827.4 million and $686.0 million as of December 31, 2020 and September 30, 2020, respectively, includes $239.8 million and $176.8 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of December 31, 2020 and September 30, 2020.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the condensed consolidated balance sheets in ‘deposits with and receivables from broker-dealers, clearing organizations and counterparties’, ‘receivables from clients, net’, ‘financial instruments owned and sold, not yet purchased, at fair value’, ‘payable to clients’ and ‘payables to broker-dealers, clearing organizations and counterparties’.

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2020 and September 30, 2020. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2020		September 30, 2020
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,594.0	$1,600.9	$1,637.2	$1,747.3
OTC commodity derivatives	763.2	647.4	553.9	433.2
Exchange-traded foreign exchange derivatives	32.8	44.4	9.3	13.0
OTC foreign exchange derivatives	378.1	303.2	520.8	461.5
Exchange-traded interest rate derivatives	88.6	86.3	271.1	200.7
OTC interest rate derivatives	84.5	84.9	96.0	96.6
Exchange-traded equity index derivatives	51.1	28.2	32.1	39.8
OTC equity and indices derivatives	149.9	90.4	113.0	55.4
TBA and forward settling securities	28.2	30.8	31.0	22.0
Gross fair value of derivative contracts	$3,170.4	$2,916.5	$3,264.4	$3,069.5
Impact of netting and collateral	(3,053.1)	(2,767.4)	(3,319.0)	(3,100.7)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$(11.8)		$(173.5)
Total fair value included in 'Receivables from clients, net'	$2.2		$1.5
Total fair value included in 'Financial instruments owned, at fair value'	$126.9		$117.4
Total fair value included in 'Payables to clients'		$(121.3)		$(222.7)
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties’		$30.6		$14.7
Total fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$239.8		$176.8
(1)As of December 31, 2020 and September 30, 2020, the Company’s derivative contract volume for open positions were approximately 7.4 million and 7.9 million contracts, respectively.
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

As of December 31, 2020 and September 30, 2020, these transactions are summarized as follows:

	December 31, 2020		September 30, 2020
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$25.6	$6,190.7	$10.8	$5,389.3
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$136.9	$(1.7)	$2,647.7
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	(120.4)	$2.8	$(2,978.7)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(30.8)	$(7,613.1)	$(13.0)	$(6,549.4)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$1.4	1,392.7	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$1.2	$(1,040.6)	$17.4	$(1,946.0)
Unrealized loss on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	—	$(7.3)	$2,447.1
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the three months ended December 31, 2020 and 2019 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘principal gains, net’ and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2020	2019
Commodities	$4.2	$18.2
Foreign exchange	36.0	2.2
Interest rate, equities, and indices	12.6	(0.4)
TBA and forward settling securities	(8.5)	(0.9)
Net gains from derivative contracts	$44.3	$19.1
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2020 and September 30, 2020 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million as of December 31, 2020 and September 30, 2020. The allowance for doubtful accounts related to receivables from clients was $35.5 million and $25.8 million as of December 31, 2020 and September 30, 2020, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of December 31, 2020 and September 30, 2020.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2020 was as follows:

(in millions)	2021
Balance as of September 30, 2020	$27.1
ASU 2016-13 cumulative transition adjustment	8.2
Adjusted balance as of September 30, 2020	35.3
Provision for bad debts	1.5
Allowance charge-offs	—
Balance as of December 31, 2020	$36.8
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	December 31, 2020	September 30, 2020
Physical Ag & Energy(1)	$280.7	$201.5
Precious metals - held by broker-dealer subsidiary(2)	18.8	14.2
Precious metals - held by non-broker-dealer subsidiaries(3)	139.6	65.4
Physical commodities inventory	$439.1	$281.1
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
(2) Precious metals held by the Company’s subsidiary, StoneX Financial Ltd, a United Kingdom ("UK") based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value.

The Company has recorded lower of cost or net realizable adjustments for certain precious metals and energy inventory of $4.2 million and $0.7 million as of December 31, 2020 and September 30, 2020, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	December 31, 2020	September 30, 2020
Commercial	$32.7	$32.7
Institutional	9.8	9.8
Retail	2.2	2.2
Global Payments	10.1	10.0
Goodwill	$54.8	$54.7
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2020			September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(0.3)	$3.4	$3.7	$(0.2)	$3.5
Software programs/platforms	29.0	(7.1)	21.9	29.0	(4.9)	24.1
Customer base	38.2	(17.7)	20.5	38.2	(16.3)	21.9
Total intangible assets subject to amortization	70.9	(25.1)	45.8	70.9	(21.4)	49.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.2	—	3.2
Total intangible assets not subject to amortization	5.8	—	5.8	5.3	—	5.3
Total intangible assets	$76.7	$(25.1)	$51.6	$76.2	$(21.4)	$54.8
Amortization expense related to intangible assets was $3.8 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2021 (remaining nine months)	$11.3
Fiscal 2022	13.9
Fiscal 2023	12.2
Fiscal 2024	4.7
Fiscal 2025 and thereafter	3.7
Total intangible assets subject to amortization	$45.8

Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $734.1 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•$374.1 million senior secured syndicated loan facility available to the Company for general working capital requirements and capital expenditures. The facility was originally comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the three months ended December 31, 2020, the Company made scheduled quarterly principal payments against the Term Loan equal to $2.4 million, reducing the amount outstanding to $177.6 million as of December 31, 2020. Amounts repaid on the Term Loan may not be reborrowed.
•$75.0 million unsecured facility available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to exchange-clearing organizations, as necessary. The facility is subject to annual review and guaranteed by the Company.
•$260.0 million secured syndicated facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by the Company.
•$25.0 million unsecured syndicated facility available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to exchange-clearing organizations. The facility is guaranteed by the Company.
Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $25.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were no borrowing borrowings outstanding under this credit facility as of December 31, 2020. There were $20.0 million in borrowings outstanding under this credit facility as of September 30, 2020.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of December 31, 2020 and September 30, 2020.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were $10.0 million and zero in borrowings outstanding under this credit facility as of December 31, 2020 and September 30, 2020, respectively.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of December 31, 2020 and September 30, 2020.
Note Payable to Bank
In December 2020, the Company obtained a $9.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, with the final payment due during December 2025. The note bears interest at a rate per annum equal to the Index rate, as defined in the agreement, plus 2.35%.
Senior Secured Notes
On June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s Notes at the offering price of 98.5% of the aggregate principal amount.

The Company used the proceeds from the issuance of the Senior Secured Notes to fund the consideration for the acquisition of Gain Capital Holdings, Inc., to pay acquisition related costs, and to fund the redemption of the Gain Notes. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	December 31, 2020		September 30, 2020
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$177.6	$177.2	(3)	$179.5
Revolving Line of Credit	(1)	February 22, 2022	196.5	121.0		23.0
Senior StoneX Group Inc. Committed Credit Facility			374.1	298.2		202.5
StoneX Financial Inc.	None	April 2, 2021	75.0	—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	260.0	233.7		200.1
StoneX Financial Ltd.	None	October 14, 2021	25.0	—		25
			$734.1	$531.9		$427.6

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	10.0		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	—		20.0
Note Payable to Bank	Certain equipment			9.0		—
Senior Secured Notes	(2)			336.5	(3)	336.0

Total outstanding borrowings				$887.4		$783.6

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
(3) Amounts outstanding under the Term Loan and the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $0.4 million and $13.4 million, respectively.
As reflected above, $75.0 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2021. The Company intends to renew or replace the facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2020, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2020 and September 30, 2020, financial instruments owned, at fair value of $713.2 million and $468.6 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.
In addition, as of December 31, 2020 and September 30, 2020, the Company pledged financial instruments owned, at fair value of $1,294.9 million and $1,266.4 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the condensed consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,699.0 million and $1,484.7 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,224.2 million and $1,410.3 million as of December 31, 2020, and September 30, 2020, respectively.
Additionally, the Company had also pledged financial instruments owned with a fair value of $22.2 million and zero as of December 31, 2020, and September 30, 2020, respectively, to collateralize uncommitted loan facilities with certain banks as discussed further in Note 9.
At December 31, 2020 and September 30, 2020, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2020 and September 30, 2020, was $3,288.4 million and $3,303.1 million, respectively, of which $255.6 million and $285.7 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2020 and September 30, 2020 (in millions):

	December 31, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,769.5	$1,537.5	$167.6	$160.7	$3,635.3
Securities loaned	1,237.8	—	—	—	1,237.8
Gross amount of secured financing	$3,007.3	$1,537.5	$167.6	$160.7	$4,873.1

	September 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,736.3	$1,069.2	$325.0	$25.0	$3,155.5
Securities loaned	1,441.9	—	—	—	1,441.9
Gross amount of secured financing	$3,178.2	$1,069.2	$325.0	$25.0	$4,597.4

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2020 and September 30, 2020 (in millions):

Securities sold under agreements to repurchase	December 31, 2020	September 30, 2020
U.S. Treasury obligations	$932.5	$815.8
U.S. government agency obligations	223.7	279.5
Asset-backed obligations	26.1	18.0
Agency mortgage-backed obligations	2,357.6	1,990.0
Corporate bonds	95.4	52.2
Total securities sold under agreement to repurchase	3,635.3	3,155.5

Securities loaned
Equity securities	1,237.8	1,441.9
Total securities loaned	1,237.8	1,441.9
Gross amount of secured financing	$4,873.1	$4,597.4
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,935.6	$—	$1,935.6
Securities borrowed	$1,227.8	$—	$1,227.8
Securities sold under agreements to repurchase	$3,635.3	$—	$3,635.3
Securities loaned	$1,237.8	$—	$1,237.8

	September 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,696.2	$—	$1,696.2
Securities borrowed	$1,440.0	$—	$1,440.0
Securities sold under agreements to repurchase	$3,155.5	$—	$3,155.5
Securities loaned	$1,441.9	$—	$1,441.9
Note 11 – Commitments and Contingencies
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

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of December 31, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $29.0 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
During the Company’s October 1, 2020 implementation of CECL, the new credit reserving model which is based on expected losses over the life of an asset and which applies to client deficits, the Company completed an assessment of the collectibility of these accounts in light of this new guidance. As a result of the implementation, the Company recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million. The Company continues to assess collectibility of these accounts quarterly, including the consideration of numerous arbitration proceedings the Company has initiated against these clients to recover deficit balances in their accounts. The Company believes it has a valid claim against its clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. As the Company moves through the collection and arbitration processes and additional information becomes available, the Company will continue to consider that information in its determination of any changes in the allowance against the carrying value of these uncollected balances.
Additionally, StoneX Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and intends to defend them vigorously. The ultimate outcome of these arbitrations cannot presently be determined; however, the Company believes the likelihood of a material adverse outcome is remote.
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
As of December 31, 2020 and September 30, 2020, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2020.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2020, the Company had $1.2 million accrued for self-insured medical and dental claims included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Note 12 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2020.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2020	$(36.0)	$(4.1)	$(40.1)
Other comprehensive income	13.9	—	13.9
Balances as of December 31, 2020	$(22.1)	$(4.1)	$(26.2)

Note 13 – Revenue from Contracts with Clients
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services in accordance with FASB Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers (Topic 606). As such, revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.5% and 1.0% of the Company’s total revenues for the three months ended December 31, 2020 and 2019, respectively.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 37.5% and 39.2% of the Company’s operating revenues for the three months ended December 31, 2020 and 2019, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended December 31,
(in millions)	2020	2019
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$46.3	$32.4
OTC derivative brokerage	3.8	5.5
Equities and fixed income	14.4	4.3
Mutual funds	1.2	1.3
Insurance and annuity products	2.3	2.1
Other	0.2	0.3
Total sales-based commission	68.2	45.9
Trailing:
Mutual funds	3.3	3.1
Insurance and annuity products	3.9	3.7
Total trailing commission	7.2	6.8

Clearing fees	38.5	29.5
Trade conversion fees	2.1	1.5
Other	3.4	3.5
Total commission and clearing fees:	119.4	87.2

Consulting, management, and account fees:
Underwriting fees	0.2	0.2
Asset management fees	8.7	7.5
Advisory and consulting fees	6.0	5.6
Sweep program fees	0.8	4.0
Client account fees	4.1	3.0
Other	3.2	1.0
Total consulting, management, and account fees	23.0	21.3
Total revenues from contracts with clients	$142.4	$108.5

Method of revenue recognition:
Point-in-time	$119.7	$84.6
Time elapsed	22.7	23.9
Total revenues from contracts with clients	142.4	108.5
Other sources of revenues
Physical precious metals trading	8,408.9	10,658.0
Physical agricultural and energy product trading	474.6	320.0
Principal gains, net	203.4	112.5
Interest income	21.2	46.0
Total revenues	$9,250.5	$11,245.0

Primary geographic region:
United States	$758.9	$512.3
Europe	172.4	111.6
South America	14.6	15.2
Middle East and Asia	8,302.0	10,605.5
Other	2.6	0.4
Total revenues	$9,250.5	$11,245.0
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue and consulting, management, and account fees revenues are primarily related to the Commercial and Institutional reportable segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Physical precious metals trading and physical agricultural and energy product trading revenues are primarily related to the Commercial reportable segment.
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2020	2019
Insurance	$1.8	$1.0
Office supplies and printing	0.3	0.4
Other clearing related expenses	1.0	0.8
Other non-income taxes	3.8	1.3
Contingent consideration, net	0.1	—
Other	4.1	2.6
Total other expenses	$11.1	$6.1
Note 15 – Income Taxes
The income tax provision for interim periods is comprised of income tax on ordinary income (loss) figures provided at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income (“GILTI”), and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Current and Prior Period Tax Expense
Income tax expense of $7.4 million and $5.4 million for the three months ended December 31, 2020 and 2019, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended December 31, 2020 and 2019, the Company’s effective tax rate was 28% and 25%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Note 16 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2020. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of December 31, 2020.

(in millions)		As of December 31, 2020
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$253.2	$146.8
StoneX Financial Ltd.	Financial Conduct Authority ("FCA")	$308.4	$142.2
Gain Capital Group, LLC	CFTC and NFA	$76.4	$31.3
Gain Capital U.K. Ltd.	FCA	$169.4	$66.7
Certain other subsidiaries of the Company, each with a minimum requirement less than $5.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2020, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
During the three months ended September 30, 2020, the Company completed its acquisition of Gain, which it views as a significant acquisition and which triggered a reassessment of the financial information reviewed by its executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. In light of this fundamental change and reassessment described above, the Company modified the operating segments it uses to evaluate its performance. Accordingly, its operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 2,900 employees allowing it to serve clients in more than 180 countries.
Following the acquisition of Gain, the Company’s business activities are managed as operating segments and organized into reportable segments as follows:
•Commercial
•Institutional
•Retail
•Global Payments
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2019.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Total revenues:
Commercial	$8,865.5	$11,006.3
Institutional	165.5	132.4
Retail	192.2	76.3
Global Payments	34.4	31.4
Corporate Unallocated	(3.5)	5.2
Eliminations	(3.6)	(6.6)
Total	$9,250.5	$11,245.0
Operating revenues:
Commercial	$105.6	$93.2
Institutional	165.5	132.4
Retail	81.7	21.2
Global Payments	34.4	31.4
Corporate Unallocated	(3.5)	5.2
Eliminations	(3.6)	(6.6)
Total	$380.1	$276.8
Net operating revenues (loss):
Commercial	$82.6	$73.7
Institutional	105.3	64.8
Retail	52.1	4.9
Global Payments	32.7	29.8
Corporate Unallocated	(16.6)	(2.7)
Total	$256.1	$170.5
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$56.8	$51.5
Institutional	67.1	46.0
Retail	48.6	4.5
Global Payments	26.1	23.8
Total	$198.6	$125.8
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$32.1	$28.7
Institutional	44.8	25.3
Retail	17.9	2.9
Global Payments	20.4	18.9
Total	$115.2	$75.8
Reconciliation of segment income to income before tax:
Segment income	$115.2	$75.8
Net costs not allocated to operating segments	(88.3)	(54.2)
Other gain	—	0.1
Income before tax	$26.9	$21.7

(in millions)	As of December 31, 2020	As of September 30, 2020
Total assets:
Commercial	$3,203.8	$2,753.6
Institutional	8,706.1	8,740.8
Retail	1,242.4	1,245.9
Global Payments	236.5	315.9
Corporate Unallocated	586.0	418.7
Total	$13,974.8	$13,474.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries. StoneX Group Inc. was formerly INTL FCStone Inc.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, U.S. federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the coronavirus (“COVID-19”) pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 2,900 employees as of December 31, 2020. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
We report our operating segments based primarily on the nature of the client we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the first quarter of fiscal 2021, worldwide social and economic activity became severely impacted by the spread and threat of coronavirus COVID-19. In March 2020, COVID-19 was recognized as a global pandemic and has spread to many regions of the world, including all countries in which we have operations. The response by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations, has significantly impacted market volatility and general economic conditions. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Current Results of Operations
The COVID-19 pandemic has resulted in significant market volatility and unprecedented market conditions. Our first quarter results continue to reflect revenue growth in Equity and Debt Capital Markets over the prior year primarily related to increased customer flow to our equity market making desk and a widening of spreads in fixed income products as a result of periods of higher volatility in the global markets due to economic concerns related to the COVID-19 pandemic, albeit to a lesser extent than the second and third quarters of fiscal 2020. We have also seen a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy. This revenue growth has been partially offset by the effect of the actions of the Federal Open Market Committee (“FOMC”) to immediately reduce short term interest rates by 100 basis points in March 2020 in response to the economic effect of the pandemic and the resulting effect on our interest and fee income earned on client balances as well as increases in bad debt expense, reflective of the effect of the global pandemic on our client base.
Impact on Current Balance Sheet and Liquidity
We currently have a strong balance sheet and liquidity profile. In addition to our cash and cash equivalents as of December 31, 2020, we had $75.5 million of committed funds available under our credit facility for general working capital requirements. We believe we have sufficient liquidity and have preserved financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
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
The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own immediate and continuing COVID-19 operational response. We have taken, and will continue to take, active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers.
Executive Summary
The first quarter of fiscal 2021 was a period in which we benefited from our expanded product offering and enhanced trading platforms as equity and fixed income markets continued to experience heightened volatility and customer flows. In addition, we saw increased levels of customer activity in listed derivatives, in particular agricultural commodities, while foreign currency volatility trended lower and short term interest rates continued to be at significantly lower levels following the Federal Open Market Committee (“FOMC”) actions in fiscal 2020. While this reduction in short term interest rates has resulted in a significant decline in interest income for the Company, we have been successful in continuing to grow our client balances, as average client equity increased 52% to $3.4 billion and average money-market/FDIC sweep balances increased 35% to $1.3 billion in first quarter of fiscal 2021 as compared to the prior year.
We continue to integrate the acquisition of Gain Capital Holdings, Inc. (“Gain”), which closed in the fourth quarter of fiscal 2020. This acquisition significantly expands our retail distribution channel, adding over 130,000 new retail clients, that we had previously established with the acquisition of Sterne Agee’s independent wealth management business as well as the acquisitions of Coininvest and European Precious Metals. This acquisition broadens our product offering and adds a global digital platform which we aim to expand across our asset classes. As part of this acquisition, we issued $350.0 million of Senior Secured Notes which was our first issuance into the institutional debt markets and we believe adds diversification to our capital structure.
Operating revenues increased $103.3 million, to $380.1 million in the three months ended December 31, 2020, with all segments recording increases in operating revenues, led by our Retail segment, principally related to the acquisition of Gain, which added $60.5 million compared to the prior year period. In addition, our Institutional and Commercial segments added $33.1 million and $12.4 million, respectively, when compared to the prior year period, while Global Payments added $3.0 million.
Overall segment income increased $39.4 million, or 52%, versus the three months ended December 31, 2019. This growth in segment income was led by our Institutional segment, which added $19.5 million, or 77% versus the three months ended December 31, 2019. This growth was driven by a 63% increase in net operating revenues, most notably in securities products where we experienced continued heightened volatility and customer activity in equity and fixed income markets. This was partially offset by a $9.2 million decline in interest and fee income earned on average client equity and FDIC sweep balances.
Segment income in our Retail segment increased $15.0 million or 517% versus the three months ended December 31, 2019, primarily as a result of the acquisition of Gain as well as strong performance in retail precious metals, which benefited from increased customer demand for physical precious metals.
Global Payments segment income increased $1.5 million, or 8% versus the three months ended December 31, 2019, as average daily volumes increased 6% and the rate per million increased 3% compared to the prior year.

Finally, segment income in our Commercial segment, increased $3.4 million, or 12% versus the three months ended December 31, 2019, primarily as a result of the growth in listed derivative and physical contracts operating revenues, which were partially offset by a $3.3 million decline in interest income earned on client balances in our listed and OTC derivative businesses and a $0.9 million increase in fixed compensation and benefits.
Operating revenues in our Corporate Unallocated segment include a $3.7 million unrealized loss on derivative positions utilized to mitigate our exposure to the British Pound in Gain’s U.K. domiciled subsidiaries, while the underlying fluctuations in the net asset value of these subsidiaries are recorded in Accumulated Other Comprehensive Income as the subsidiaries have a functional currency of British Pounds. Please see the Operating Revenues section for more information on these positions.
Interest expense related to corporate funding purposes increased $7.8 million to $10.5 million in the three months ended December 31, 2020 compared to $2.7 million in the three months ended December 31, 2019, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the current period compared to 58% in the prior year period. Non-variable expenses, excluding bad debts increased $49.1 million, period-over-period, of which $42.5 million of the increase related to companies and businesses acquired after December 2019, most notably the Gain acquisition in the fourth quarter of fiscal 2020.
Our net income increased $3.2 million to $19.5 million in the three months ended December 31, 2020 compared to $16.3 million in the three months ended December 31, 2019. Diluted earnings per share were $0.98 for the three months ended December 31, 2020 compared to $0.84 in the three months ended December 31, 2019.
Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting cost of sales of physical commodities from total revenues. Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months ended December 31,
(in millions)	2020	% Change	2019
Revenues:
Sales of physical commodities	$8,883.5	(19)%	$10,978.0
Principal gains, net	203.4	81%	112.5
Commission and clearing fees	119.4	37%	87.2
Consulting, management, and account fees	23.0	8%	21.3
Interest income	21.2	(54)%	46.0
Total revenues	9,250.5	(18)%	11,245.0
Cost of sales of physical commodities	8,870.4	(19)%	10,968.2
Operating revenues	380.1	37%	276.8
Transaction-based clearing expenses	65.4	41%	46.3
Introducing broker commissions	38.2	46%	26.2
Interest expense	9.9	(68)%	31.1
Interest expense on corporate funding	10.5	289%	2.7
Net operating revenues	256.1	50%	170.5
Compensation and benefits	153.6	48%	104.0
Bad debts	1.5	n/m	—
Other expenses	74.1	65%	44.9
Total compensation and other expenses	229.2	54%	148.9
Other gain	—	(100)%	0.1
Income before tax	26.9	24%	21.7
Income tax expense	7.4	37%	5.4
Net income	$19.5	20%	$16.3

Balance Sheet information:	December 31, 2020	% Change	December 31, 2019
Total assets	$13,974.8	38%	$10,129.3
Payables to lenders under loans	$373.6	169%	$138.7
Senior secured borrowings, net	$513.8	175%	$186.7
Stockholders’ equity	$799.5	30%	$614.9

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended December 31,
	2020	% Change	2019
Operating Revenues (in millions):
Listed derivatives	$95.0	32%	$72.2
OTC derivatives	24.2	7%	22.7
Securities	126.6	40%	90.3
FX / Contract For Difference (“CFD”) contracts	59.8	1,200%	4.6
Global payments	33.6	10%	30.6
Physical contracts	23.8	18%	20.1
Interest / fees earned on client balances	5.3	(71)%	18.0
Other	18.9	(4)%	19.7
Corporate Unallocated	(3.5)	(167)%	5.2
Eliminations	(3.6)	(45)%	(6.6)
	$380.1	37%	$276.8

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	45,284	33%	34,061
Listed derivatives, average rate per contract (1)	$2.01	4%	$1.94
Average client equity - listed derivatives (millions)	$3,426	52%	$2,257
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	495	1%	489
OTC derivatives, average rate per contract	$48.06	4%	$46.01
Securities average daily volume (“ADV”) (millions)	$2,175	74%	$1,252
Securities rate per million (“RPM”) (2)	$739	(15)%	$865
Average money market / FDIC sweep client balances (millions)	$1,325	35%	$982
FX / CFD contracts ADV (millions) (3)	$10,695	835%	$1,144
FX / CFD contracts RPM	$90	34%	$67
Global Payments ADV (millions)	$53	6%	$50
Global Payments RPM	$9,950	3%	$9,655

(1)	Give-up fees as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)	The ADV for the three months ended December 31, 2020 is reflective of the ADV post-acquisition of Gain, acquired effective August 1, 2020, which is shown in our Retail segment, along with our pre-existing FX activities, which is shown in our Institutional segment.

Operating Revenues
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Operating revenues increased 37% to $380.1 million in the three months ended December 31, 2020 compared to $276.8 million in the three months ended December 31, 2019.
The table above displays operating revenues disaggregated across the key products we provide to our clients. Operating revenues in listed derivatives increased $22.8 million to $95.0 million in the three months ended December 31, 2020. This growth was primarily driven by increased volumes in domestic grain markets within our Commercial segment as well as the addition of the futures business acquired in the acquisition of Gain in the fourth quarter of fiscal 2020.
Operating revenues in OTC derivatives increased $1.5 million to $24.2 million in the three months ended December 31, 2020, driven by heightened customer activity in soft commodity, food service and dairy markets within our Commercial segment.
Operating revenue from securities transactions increased $36.3 million to $126.6 million in the three months ended December 31, 2020, primarily as a result continued heightened volatility in global equity and fixed income markets due to economic concerns related to the COVID-19 pandemic.
Operating revenues from FX/CFD contracts increased $55.2 million to $59.8 million in the three months ended December 31, 2020, as a result of an incremental $54.8 million in retail FX/CFD contracts operating revenues resulting from the acquisition of Gain in the fourth quarter fiscal 2020.

Operating revenues from global payments increased by $3.0 million to $33.6 million in the three months ended December 31, 2020, as a result of a 3% increase in Rate per Million (“RPM”) and a 6% increase in the Average Daily Volume (“ADV”).
Operating revenues from physical contracts increased $3.7 million to $23.8 million in the three months ended December 31, 2020, primarily due to continued strong customer demand for precious metals. The three months ended December 31, 2020 and 2019 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $3.5 million and $0.6 million, respectively. In addition, the three months ended December 31, 2020 include a $1.9 million loss on the liquidation of certain energy inventories which we are attempting to recover from our supplier, however there is substantial uncertainty as to whether we will be successful.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative, correspondent clearing and independent wealth management product offerings, declined $12.7 million compared to the prior year as a result of a significant declines in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 52% and 35%, respectively.
Following the acquisition of Gain Capital Holdings, Inc. (“Gain”) and in advance of the planned merger of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., we enacted a plan to mitigate our exposure to the British Pound in the Gain subsidiaries. As part of this plan, we increased the U.S. dollar balances in the Gain subsidiaries and also utilized derivative transactions to mitigate the remaining British Pound exposure. In the three months ended December 31, 2020, we recognized a $3.7 million unrealized loss on these derivative positions. In addition, as the Gain’s U.K. subsidiaries have a functional currency of British Pound, the increased U.S. dollar exposure resulted in a $2.7 million foreign currency loss on revaluation for the three months ended December 31, 2020. Each of these items are reflected in operating revenues in the Corporate Unallocated segment. The assets and liabilities of Gain’s U.K. subsidiaries are subject to translation to the U.S. dollar, and for the three months ended December 31, 2020, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in an $8.8 million increase which is included within our Accumulated Other Comprehensive Income.
Interest and Transactional Expenses
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Transaction-based clearing expenses: Transaction-based clearing expenses increased 41% to $65.4 million in the three months ended December 31, 2020 compared to $46.3 million in the three months ended December 31, 2019, and were 17% of operating revenues in the three months ended December 31, 2020 and in the three months ended December 31, 2019. The increase in expense primarily resulted from higher listed derivative contracts volumes, higher clearing and exchange fees within Equity Capital Markets and incremental costs in Retail Forex related to the acquisition of Gain effective July 31, 2020.
Introducing broker commissions: Introducing broker commissions increased 46% to $38.2 million in the three months ended December 31, 2020 compared to $26.2 million in the three months ended December 31, 2019, and were 10% of operating revenues in the three months ended December 31, 2020 compared to 9% in the three months ended December 31, 2019. The increase in expense is primarily due to increased activity of listed derivatives within our Institutional and Commercial segments, incremental costs from the Gain acquisition and increased activity in our Independent Wealth Management business.
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $21.2 million, or 68%, to $9.9 million during the three months ended December 31, 2020 compared to $31.1 million in the three months ended December 31, 2019. During the three months ended December 31, 2020, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $13.8 million to $1.9 million compared to $15.7 million in the three months ended December 31, 2019. Additionally, as a result of the impact of lower short-term interest rates, during the three months ended December 31, 2020 interest expense directly attributable to securities lending activities decreased $5.4 million to $3.4 million compared to $8.8 million in the three months ended December 31, 2019 and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $2.0 million to $4.6 million compared to $6.6 million, primarily from the decrease in short-term interest rates partially offset by higher average borrowings outstanding on our physical commodities financing facilities.
Interest expense on corporate funding: Interest expense related to corporate funding purposes was $10.5 million in the three months ended December 31, 2020 compared to $2.7 million in the three months ended December 31, 2019, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.

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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months ended December 31,
	2020	% Change	2019
Net Operating Revenues (in millions):
Listed derivatives	$41.2	30%	$31.8
OTC derivatives	24.2	7%	22.7
Securities	88.0	100%	44.0
FX / CFD contracts	47.5	1,118%	3.9
Global Payments	31.9	10%	29.0
Physical contracts	20.0	25%	16.0
Interest, net / fees earned on client balances	4.5	(70)%	14.9
Other	15.4	41%	10.9
Corporate Unallocated	(16.6)	515%	(2.7)
	$256.1	50%	$170.5
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Net operating revenues increased 50% to $256.1 million in the three months ended December 31, 2020 compared to $170.5 million in the three months ended December 31, 2019.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$84.3	54%	$54.6
Fixed compensation and benefits	69.3	40%	49.4
	153.6	48%	104.0
Other expenses:
Trading systems and market information	13.7	32%	10.4
Professional fees	9.3	55%	6.0
Non-trading technology and support	10.9	82%	6.0
Occupancy and equipment rental	8.6	72%	5.0
Selling and marketing	8.8	529%	1.4
Travel and business development	1.0	(78)%	4.5
Communications	2.3	44%	1.6
Depreciation and amortization	8.4	115%	3.9
Bad debts	1.5	n/m	—
Other	11.1	82%	6.1
	75.6	68%	44.9
Total compensation and other expenses	$229.2	54%	$148.9

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Compensation and Other Expenses: Compensation and other expenses increased $80.3 million, or 54%, to $229.2 million in the three months ended December 31, 2020 compared to $148.9 million in the three months ended December 31, 2019. Compensation and other expenses related to acquisitions closed after December 2019 added $48.4 million in the three months ended December 31, 2020.
Compensation and Benefits: Total compensation and benefits expense increased $49.6 million, or 48% to $153.6 million in the three months ended December 31, 2020 compared to $104.0 million in the three months ended December 31, 2019. Total compensation and benefits were 40% of operating revenues in the three months ended December 31, 2020 compared to 38% in the three months ended December 31, 2019. The variable portion of compensation and benefits increased by $29.7 million, or 54%, to $84.3 million in the three months ended December 31, 2020 compared to $54.6 million in the three months ended December 31, 2019. Variable compensation and benefits were 33% of net operating revenues in the three months ended December 31, 2020 compared to 32% in the three months ended December 31, 2019. The primary driver of the increase in variable compensation was the increased front office variable incentive compensation of $26.5 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $3.2 million to $10.9 million in the three months ended December 31, 2020 compared to $7.7 million in the three months ended December 31, 2019.
The fixed portion of compensation and benefits increased $19.9 million, or 40% to $69.3 million in the three months ended December 31, 2020 compared to $49.4 million in the three months ended December 31, 2019. Non-variable salaries increased $14.2 million, or 39%, primarily due to our recent acquisitions, which added $10.7 million in the three months ended December 31, 2020. Employee benefits, excluding share-based compensation, increased $3.4 million in the three months ended December 31, 2020, primarily related to higher payroll, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $3.2 million in the three months ended December 31, 2020 compared to $2.6 million in the three months ended December 31, 2019. The number of employees was relatively unchanged with 2,946 at the end of the three months ended December 31, 2020 compared to 2,950 at the beginning of the three months ended December 31, 2020. The number of employees at the end of the three months ended December 31, 2019 period was 2,091.
Other Expenses: Other non-compensation expenses increased $30.7 million, or 68% to $75.6 million in the three months ended December 31, 2020 compared to $44.9 million in the three months ended December 31, 2019. Other non-compensation expenses related to acquisitions closed after December 2019 added $29.1 million in the three months ended December 31, 2020.
Trading systems and market information increased $3.3 million, primarily due to higher costs in our Institutional and Retail segments, including $2.1 million in incremental costs from recent acquisitions. Professional fees increased $3.3 million, primarily related to higher consulting, legal and accounting services fees, including $3.1 million in incremental costs from recent acquisitions. Non-trading technology and support increased $4.9 million, primarily due to higher non-trading software implementation costs related to various IT and client engagement, and accounting systems. Occupancy and equipment rental increased $3.6 million, primarily related to higher office lease costs, including $1.9 million in incremental costs of office space from recent acquisitions. Selling and marketing costs increased $7.4 million, primarily related to incremental costs from the acquisition of Gain. Travel and business development decreased $3.5 million primarily as a result of the impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations Communications increased $0.7 million, due to incremental costs from recent acquisitions. Depreciation and amortization increased $4.5 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expenses increased $5.0 million, primarily due to incremental costs from recent acquisitions most notably related to higher non-income tax, insurance and recruiting costs.
Bad debts increased $1.5 million over the prior year. During the three months ended December 31, 2020, the provision for bad debts was $1.5 million, primarily related to $1.0 million of client trading account deficits within Retail FX/CFD’s, $0.3 million of client trading account deficits within the Commercial segment’s Financial Ag & Energy business and $0.2 million of reserves on client receivables in the Commercial segment’s Physical Ag & Energy business. During the prior year, bad debt expense was minimal.
Provision for Taxes: The effective income tax rate was 28% in the three months ended December 31, 2020 compared to 25% in the three months ended December 31, 2019. For the three months ended December 31, 2020 and 2019, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Three Months Ended December 31,
(in millions)	2020	% of Total	2019	% of Total
Variable compensation and benefits	$84.3	25%	$54.6	25%
Transaction-based clearing expenses	65.4	21%	46.3	21%
Introducing broker commissions	38.2	11%	26.2	12%
Total variable expenses	187.9	57%	127.1	58%
Fixed compensation and benefits	69.3	21%	49.4	22%
Other fixed expenses	74.1	22%	44.9	20%
Bad debts	1.5	—%	—	—%
Total non-variable expenses	144.9	43%	94.3	42%
Total non-interest expenses	$332.8	100%	$221.4	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
As a percentage of total non-interest expenses, variable expenses were 57% in the three months ended December 31, 2020 compared to 58% in the three months ended December 31, 2019. During the three months ended December 31, 2020, non-variable expenses, excluding bad debts increased $49.1 million, or 52%, period-over-period, of which $42.5 million of the increase related to companies and businesses acquired after December 2019. We view these acquisitions as long-term strategic decisions, and in aggregate, these acquisitions resulted in a pre-tax loss of $3.0 million during the current quarter, inclusive of $2.6 million in amortization expense on identified intangibles from the Gain acquisition.

Segment Information
During the three months ended September 30, 2020, we completed the acquisition of Gain, which we view as a significant acquisition and which triggered a reassessment of the financial information reviewed by our executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. In light of this fundamental change and reassessment described above, we modified the operating segments we use to evaluate our performance. Accordingly, our operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 2,900 employees allowing us to serve clients in more than 180 countries.
Following the acquisition of Gain, our business activities are managed as operating segments and organized into reportable segments as shown below. All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2019.

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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2020	% of Operating Revenues	2019	% of Operating Revenues
Revenues:
Sales of physical commodities	$8,883.5		$10,978.0
Principal gains, net	207.8		111.7
Commission and clearing fees	119.9		87.5
Consulting, management, and account fees	22.7		20.8
Interest income	23.7		48.4
Total revenues	9,257.6		11,246.4
Cost of sales of physical commodities	8,870.4		10,968.2
Operating revenues	387.2	100%	278.2	100%
Transaction-based clearing expenses	65.5	17%	46.0	17%
Introducing broker commissions	38.2	10%	26.2	9%
Interest expense	10.8	3%	32.8	12%
Net operating revenues	272.7		173.2
Variable direct compensation and benefits	74.1	19%	47.4	17%
Net contribution	198.6		125.8
Fixed compensation and benefits	37.2		25.0
Other fixed expenses	44.7		25.0
Bad debts	1.5		—
Total non-variable direct expenses	83.4	22%	50.0	18%
Segment income	$115.2		$75.8
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Net contribution for all of our business segments increased 58% to $198.6 million in the three months ended December 31, 2020 compared to $125.8 million in the three months ended December 31, 2019. Segment income increased to $115.2 million in the three months ended December 31, 2020 compared to $75.8 million in the three months ended December 31, 2019.
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

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Revenues:
Sales of physical commodities	$8,770.4	(20)%	$10,922.2
Principal gains, net	44.0	15%	38.1
Commission and clearing fees	42.7	31%	32.5
Consulting, management and account fees	4.6	(2)%	4.7
Interest income	3.8	(57)%	8.8
Total revenues	8,865.5	(19)%	11,006.3
Cost of sales of physical commodities	8,759.9	(20)%	10,913.1
Operating revenues	105.6	13%	93.2
Transaction-based clearing expenses	13.1	36%	9.6
Introducing broker commissions	7.1	16%	6.1
Interest expense	2.8	(26)%	3.8
Net operating revenues	82.6	12%	73.7
Variable direct compensation and benefits	25.8	16%	22.2
Net contribution	56.8	10%	51.5
Fixed compensation and benefits	12.3	8%	11.4
Other fixed expenses	11.9	4%	11.4
Bad debts	0.5	n/m	—
Non-variable direct expenses	24.7	8%	22.8
Segment income	$32.1	12%	$28.7

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Operating revenues (in millions):
Listed derivatives	$51.7	27%	$40.6
OTC derivatives	24.1	6%	22.7
Physical contracts	22.1	16%	19.0
Interest / fees earned on client balances	2.5	(57)%	5.8
Other	5.2	2%	5.1
	$105.6	13%	$93.2

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	7,870	11%	7,109
Listed derivatives, average rate per contract (1)	$6.23	24%	$5.03
Average client equity - listed derivatives (millions)	$1,263	40%	$904
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	495	1%	489
OTC derivatives, average rate per contract	$48.06	4%	$46.01

(1)	Give-up fees as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Operating revenues increased 13% to $105.6 million in the three months ended December 31, 2020 compared to $93.2 million in the three months ended December 31, 2019. Net operating revenues increased 12% to $82.6 million in the three months ended December 31, 2020 compared to $73.7 million in the three months ended December 31, 2019.
The increase in operating revenues derived from listed derivatives was primarily driven by both a 11% increase in contract volumes as well as a 24% increase in the average rate per contract compared with the prior year period which was primarily driven by increased volatility in domestic grain markets. This increase was partially offset by a $2.2 million decline in derivative voice brokerage revenues. Derivative voice brokerage data is not included in the listed derivatives volume or average rate per contract in the select data table above.

The increase in operating revenues derived from OTC transactions was driven by a 1% increase in OTC volumes as well as a 4% increase in the average rate per contract. The increase in OTC revenues was primarily driven by an increase in activity in soft commodity, food service and dairy markets.
Operating revenues derived from physical transactions increased 16% to $22.1 million as compared to $19.0 million in the prior year led the continued strong customer demand for precious metals. The three months ended December 31, 2020 and 2019 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.9 million and $0.9 million, respectively. In addition, we recorded a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell. We are attempting to recover this write down from our supplier, however there is substantial uncertainty as to whether we will be successful. We continues to pursue all legal avenues available to us regarding this matter.
Interest and fee income earned on client balances declined 57% the three months ended December 31, 2020 compared to the three months ended December 31, 2019 as a result of a significant declines in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in March 2020. Partially offsetting the decline in short term interest rates was a 40% increase in average client equity to $1,263 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 44% in the three months ended December 31, 2020 compared to 41% in the three months ended December 31, 2019.
During the three months ended December 31, 2020, we recorded bad debts of $0.5 million, including $0.3 million of client trading account deficits within the financial business and $0.2 million of reserves on client receivables in the physical business.
Segment income increased 12% to $32.1 million in the three months ended December 31, 2020 compared to $28.7 million in the three months ended December 31, 2019, primarily as a result of the growth in operating revenues which was partially offset by a $0.9 million increase in fixed compensation and benefits and a $0.5 million increase in bad debt expense, while other fixed expenses increased modestly.
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

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	n/m	$—
Principal gains, net	79.1	81%	43.7
Commission and clearing fees	61.9	47%	42.1
Consulting, management and account fees	5.1	(28)%	7.1
Interest income	19.4	(51)%	39.5
Total revenues	165.5	25%	132.4
Cost of sales of physical commodities	—	n/m	—
Operating revenues	165.5	25%	132.4
Transaction-based clearing expenses	44.6	29%	34.5
Introducing broker commissions	8.0	95%	4.1
Interest expense	7.6	(74)%	29.0
Net operating revenues	105.3	63%	64.8
Variable direct compensation and benefits	38.2	103%	18.8
Net contribution	67.1	46%	46.0
Fixed compensation and benefits	11.5	13%	10.2
Other fixed expenses	10.8	3%	10.5
Bad debts	—	n/m	—
Non-variable direct expenses	22.3	8%	20.7
Segment income	$44.8	77%	$25.3

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Operating revenues (in millions):
Listed derivatives	$43.3	37%	$31.6
OTC derivatives	0.1	n/m	—
Securities	104.4	48%	70.7
FX contracts	5.0	9%	4.6
Interest / fees earned on client balances	2.5	(79)%	11.7
Other	10.2	(26)%	13.8
	$165.5	25%	$132.4

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	37,415	39%	26,952
Listed derivatives, average rate per contract (1)	$1.13	—%	$1.13
Average client equity - listed derivatives (millions)	$2,162	60%	$1,354
Securities ADV ( millions)	$2,175	74%	$1,252
Securities RPM (2)	$739	(15)%	$865
Average money market / FDIC sweep client balances (millions)	$1,325	35%	$982
FX contracts ADV ( millions)	$1,663	45%	$1,144
FX contracts RPM	$46	(31)%	$67

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Operating revenues increased 25% to $165.5 million in the three months ended December 31, 2020 compared to $132.4 million in the three months ended December 31, 2019. Net operating revenues increased 63% to $105.3 million in the three months ended December 31, 2020 compared to $64.8 million in the three months ended December 31, 2019.
The increase in operating revenues was primarily driven by a 48% increase in operating revenues from securities transactions. The average daily volume (“ADV”) of securities traded increased 74% driven by heightened volatility in the global equity and fixed income markets, while the rate per million (“RPM”) traded decreased 15%.
Operating revenues derived from listed derivatives increased 37% as listed derivative contract volumes increased 39% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, however the average rate per contract was unchanged. The increase in derivative contract volume was primarily driven by increased market volatility as a result of the COVD-19 pandemic.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined 79% compared to the prior year as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 60% and 35%, respectively.
Also primarily as a result of the decline in short term interest rates, interest expense declined 74% as compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities declining $13.8 million and interest expense directly attributable to securities lending activities declining $5.4 million as compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 55% in the three months ended December 31, 2020 compared to 43% in the three months ended December 31, 2019, primarily as the result of the decline in interest income and higher variable compensation as a result of improved performance.
Segment income increased 77% to $44.8 million in the three months ended December 31, 2020 compared to $25.3 million in the three months ended December 31, 2019, primarily as a result of the increase in operating revenues noted above as non-variable direct expenses, excluding bad debts, increased $1.6 million, or 8% versus the three months ended December 31, 2019, primarily related to fixed compensation and market information associated with the continued build out of several recent acquisitions and initiatives.

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

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Revenues:
Sales of physical commodities	$113.1	103%	$55.8
Principal gains, net	52.2	17,300%	0.3
Commission and clearing fees	14.1	18%	11.9
Consulting, management and account fees	12.3	50%	8.2
Interest income	0.5	400%	0.1
Total revenues	192.2	152%	76.3
Cost of sales of physical commodities	110.5	101%	55.1
Operating revenues	81.7	285%	21.2
Transaction-based clearing expenses	6.2	1,140%	0.5
Introducing broker commissions	23.0	46%	15.8
Interest expense	0.4	n/m	—
Net operating revenues	52.1	963%	4.9
Variable direct compensation and benefits	3.5	775%	0.4
Net contribution	48.6	980%	4.5
Fixed compensation and benefits	10.2	1,175%	0.8
Other fixed expenses	19.5	2,338%	0.8
Bad debts	1.0	n/m	—
Non-variable direct expenses	30.7	1,819%	1.6
Segment income	$17.9	517%	$2.9

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Operating revenues (in millions):
Securities	$22.2	13%	$19.6
FX / CFD contracts	54.8	n/m	—
Physical contracts	1.7	55%	1.1
Interest / fees earned on client balances	0.3	(40)%	0.5
Other	2.7	n/m	—
	$81.7	285%	$21.2

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$9,032	n/m	$—
FX / CFD contracts RPM	$98	n/m	$—

(1)	The ADV for the three months ended December 31, 2020 is reflective of the ADV post-acquisition of Gain, acquired effective August 1, 2020
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Operating revenues were $81.7 million in the three months ended December 31, 2020 compared to $21.2 million in the three months ended December 31, 2019. Net operating revenues were $52.1 million in the three months ended December 31, 2020 compared to $4.9 million in the three months ended December 31, 2019.
Operating revenues derived from FX / CFD contracts represent the incremental revenues from the acquisition of Gain effective August 1, 2020.

Operating revenues from securities transactions relates to our independent wealth management activities which increased 11% to $22.2 million in the three months ended December 31, 2020 compared to $19.6 million in the three months ended December 31, 2019.
The increase in operating revenues derived from physical contracts was a result continued strong customer demand for precious metals. This increase in physical contract operating revenues was partially offset by a $0.7 million unrealized loss on derivative positions held against precious metals inventories carried at the lower of cost or net realizable value. The prior year period includes a $0.3 million realized net gain recognized on the sale of inventory carried at the lower of cost or net realizable value at the end of fiscal 2019.
Interest and fee income earned on client balances declined 40% to $0.3 million primarily as a result of the decline in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 40% in the three months ended December 31, 2020 compared to 79% in the three months ended December 31, 2019, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable rate cost base.
Segment income increased 517% to $17.9 million in the three months ended December 31, 2020 compared to $2.9 million in the three months ended December 31, 2019, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective July 31, 2020, which a brings a larger fixed cost base.
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

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—
Principal gains, net	32.5	10%	29.6
Commission and clearing fees	1.2	20%	1.0
Consulting, management, account fees	0.7	(13)%	0.8
Interest income	—	—	—
Total revenues	34.4	10%	31.4
Cost of sales of physical commodities	—	—	—
Operating revenues	34.4	10%	31.4
Transaction-based clearing expenses	1.6	14%	1.4
Introducing broker commissions	0.1	(50)%	0.2
Interest expense	—	n/m	—
Net operating revenues	32.7	10%	29.8
Variable compensation and benefits	6.6	10%	6.0
Net contribution	26.1	10%	23.8
Fixed compensation and benefits	3.2	23%	2.6
Other fixed expenses	2.5	9%	2.3
Bad debts	—	—	—
Total non-variable direct expenses	5.7	16%	4.9
Segment income	$20.4	8%	$18.9

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Operating revenues (in millions):
Payments	$33.6	10%	$30.6
Other	0.8	—%	0.8
	$34.4	10%	$31.4

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$53	6%	$50
Global Payments RPM	$9,950	3%	$9,655
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Operating revenues increased 10% to $34.4 million in the three months ended December 31, 2020 compared to $31.4 million in the three months ended December 31, 2019, Net operating revenues increased 10% to $32.7 million in the three months ended December 31, 2020 compared to $29.8 million in the three months ended December 31, 2019.
The increase in operating revenues was primarily driven by a 6% increase in the average daily notional payment volume and a 3% increase in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the three months ended December 31, 2020 and the three months ended December 31, 2019.
Segment income increased 8% to $20.4 million in the three months ended December 31, 2020 compared to $18.9 million in the three months ended December 31, 2019. This increase primarily resulted from the increase in net operating revenues, partially offset by a $0.8 million increase in non-variable direct expenses versus the prior year period.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$9.0	41%	$6.4
Fixed compensation and benefits	27.4	35%	20.3
	36.4	36%	26.7
Other expenses:
Occupancy and equipment rental	8.4	68%	5.0
Non-trading technology and support	8.2	74%	4.7
Professional fees	5.7	43%	4.0
Depreciation and amortization	4.3	10%	3.9
Communications	1.7	21%	1.4
Selling and marketing	0.4	(33)%	0.6
Trading systems and market information	0.7	40%	0.5
Travel and business development	0.6	(57)%	1.4
Other	5.3	61%	3.3
	35.3	42%	24.8
Total compensation and other expenses	$71.7	39%	$51.5

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Total unallocated costs and other expenses increased $20.2 million to $71.7 million in the three months ended December 31, 2020 compared to $51.5 million in the three months ended December 31, 2019. Compensation and benefits increased $9.7 million, or 36%, to $36.4 million in the three months ended December 31, 2020 compared to $26.7 million in the three months ended December 31, 2019, primarily incurred in conjunction with the increased merger and acquisitions activity as incremental costs related to acquisitions closed after December 2019 were $6.2 million. Administrative headcount increased 31% compared to December 2019, primarily from incremental employees as a result of the acquisitions. The headcount increases span across all administrative departments, most notably IT, accounting and compliance. Other non-compensation expenses increased $10.5 million, or 42%, to $35.3 million in the three months ended December 31, 2020 compared to $24.8 million in the prior year primarily incurred in conjunction with the increased merger and acquisitions activity as incremental costs related to acquisitions closed after December 2019 were $8.4 million.
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
As of December 31, 2020, we had total equity capital of $799.5 million, outstanding loans under revolving credit facilities of $364.7 million, outstanding senior secured term loan of $177.2 million and $336.5 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2020, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
During our October 1, 2020 implementation of CECL, the new credit reserving model which is based on expected losses over the life of an asset and which applies to client deficits, we completed an assessment of the collectability of these accounts in light of this new guidance. As a result of the implementation, we recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million. We continue to assess collectibility of these accounts quarterly, including the consideration of numerous arbitration proceedings we have initiated against these clients to recover deficit balances in their accounts. As we move through the collection and arbitration processes and additional information becomes available, we will continue to consider that information in our determination of any changes in the allowance against the carrying value of these uncollected balances. Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of December 31, 2020 and September 30, 2020, were $14.0 billion and $13.5 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $36.5 million and $30.0 million for the three months ended December 31, 2020 and 2019, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
On June 11, 2020, we issued $350 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. We used the net proceeds from the sale of the Notes to fund the preliminary cash consideration for the acquisition of Gain on the closing date, to pay certain related transactions fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022, with the exception of $0.5 million which remains outstanding, as certain holders of the Gain Notes neither exercised such holder's fundamental change repurchase right or make-whole fundamental change conversion right.
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
Committed Credit Facilities
As of December 31, 2020, we had four committed bank credit facilities, totaling $734.1 million, of which $531.9 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Consolidated Financial Statements. The credit facilities include:
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
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Consolidated Financial Statements. As reflected above, $75.0 million of our committed credit facilities are scheduled to expire during fiscal 2021. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of December 31, 2020, we had four uncommitted bank credit facilities with an outstanding balance of $10.0 million. The credit facilities include:
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

•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow up to $25.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2020, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended December 31, 2020, interest expense directly attributable to trading activities includes $19.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $19.6 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2020. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Consolidated Financial Statements.
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

Cash Flows
We include client cash and securities segregated for regulatory purposes in our condensed consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our condensed consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased from $4,468.4 million as of September 30, 2020 to $4,445.4 million as of December 31, 2020, a net decrease of $23.0 million. During the three months ended December 31, 2020, net cash of $118.8 million was used in operating activities, $22.8 million was used in investing activities and net cash of $104.5 million was provided by financing activities.
Net cash provided by financing activities during the three months ended December 31, 2020 were partially offset by the required quarterly principal payment of $2.4 million made during the period against the senior term loan. There was also a financing cash inflow related to net borrowings on our revolving lines of credit with maturities of 90 days or less of $91.5 million during the three months ended December 31, 2020, which increased payables to lenders under loans. There was a financing cash inflow related to repayments on our revolving line of credit with maturities of greater than 90 days which exceeded our repayments in the amount of $5.0 million, which increased payables to lenders under loans. During the three months ended December 31, 2020, we had no repurchases of our outstanding common stock.
We continuously evaluate opportunities to expand our business. Investing activities include $22.4 million in capital expenditures for property and equipment during the three months ended December 31, 2020 compared to $1.8 million during the prior year. The fluctuations in capital expenditures is primarily due to the purchase of a corporate airplane, which subsequently was partially financed with a promissory note with a banking institution, leasehold improvement projects related to new office space, and the purchase of IT equipment along with the capitalization of internal development related to trade and non-trade system software.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $14.1 million.
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
On December 16, 2020, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on December 23, 2020 and ending on September 30, 2021. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2020 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2020 and September 30, 2020, at fair value of the related financial instruments, totaling $827.4 million and $686.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2020, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2020. The totals of $827.4 million and $686.0 million include a net liability of $239.8 million and $176.8 million for derivatives, based on their fair value as of December 31, 2020 and September 30, 2020, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2020.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2020.

Market-to-Market Revenues
Number of Days
0
2
4
6
8
10
12
14
16
18
2
1
4
4
11
17
9
12
4
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
Greater than $8,000
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

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2020, $551.2 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2020, $350.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2020.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 16, 2020, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on December 23, 2020 and ending on September 30, 2021. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenant.
Our common stock repurchase program activity for the three months ended December 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2020 to October 31, 2020	—	$—	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	February 8, 2021	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 8, 2021	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer