Form 10-Q
period 2021-03-31
StoneX Group Inc.
filed 2021-05-10
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission File Number 000-23554
StoneX Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Park Ave, 10th Floor
New York, NY 10169
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 6, 2021, there were 19,825,100 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$1,001.5	$952.6
Cash, securities and other assets segregated under federal and other regulations (including $102.5 million and $2.6 million at fair value at March 31, 2021 and September 30, 2020, respectively)	2,102.9	1,920.2
Collateralized transactions:
Securities purchased under agreements to resell	2,297.2	1,696.2
Securities borrowed	1,735.3	1,440.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $839.8 million and $1,775.8 million at fair value at March 31, 2021 and September 30, 2020, respectively)	4,361.1	3,629.9
Receivable from clients, net (including $1.0 million and $1.5 million at fair value at March 31, 2021 and September 30, 2020, respectively)	479.4	411.4
Notes receivable, net	6.7	1.7
Income taxes receivable	14.8	16.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $564.7 million and $468.6 million at March 31, 2021 and September 30, 2020, respectively)	2,913.1	2,727.7
Physical commodities inventory, net (including $355.2 million and $215.7 million at fair value at March 31, 2021 and September 30, 2020, respectively)	450.8	281.1
Deferred income taxes, net	35.2	36.9
Property and equipment, net	86.1	62.1
Operating right of use assets	97.1	101.5
Goodwill and intangible assets, net	102.5	109.5
Other assets	116.0	87.5
Total assets	$15,799.7	$13,474.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.5 million and $1.5 million at fair value at March 31, 2021 and September 30, 2020, respectively)	$281.8	$272.6
Operating lease liabilities	116.4	118.7
Payables to:
Clients (including $(178.2) million and $(222.7) million at fair value at March 31, 2021 and September 30, 2020, respectively)	6,544.5	5,689.0
Broker-dealers, clearing organizations and counterparties (including $43.7 million and $14.7 million at fair value at March 31, 2021 and September 30, 2020, respectively)	520.7	537.5
Lenders under loans	314.9	268.1
Senior secured borrowings, net	512.0	515.5
Income taxes payable	16.6	22.6
Collateralized transactions:
Securities sold under agreements to repurchase	3,767.2	3,155.5
Securities loaned	1,747.2	1,441.9
Financial instruments sold, not yet purchased, at fair value	1,118.2	686.0
Total liabilities	14,939.5	12,707.4
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,205,997 issued and 19,784,040 outstanding at March 31, 2021 and 21,798,551 issued and 19,376,594 outstanding at September 30, 2020	0.2	0.2
Common stock in treasury, at cost - 2,421,957 shares at March 31, 2021 and September 30, 2020, respectively	(57.6)	(57.6)
Additional paid-in-capital	304.4	292.6
Retained earnings	641.0	572.4
Accumulated other comprehensive loss, net	(27.8)	(40.1)
Total equity	860.2	767.5
Total liabilities and stockholders' equity	$15,799.7	$13,474.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues:
Sales of physical commodities	$10,804.3	$20,016.9	$19,687.8	$30,994.9
Principal gains, net	265.2	168.5	468.6	281.0
Commission and clearing fees	129.8	116.6	249.2	203.8
Consulting, management, and account fees	22.1	22.6	45.1	43.9
Interest income	23.4	41.7	44.6	87.7
Total revenues	11,244.8	20,366.3	20,495.3	31,611.3
Cost of sales of physical commodities	10,773.4	19,999.5	19,643.8	30,967.7
Operating revenues	471.4	366.8	851.5	643.6
Transaction-based clearing expenses	74.8	63.8	140.2	110.1
Introducing broker commissions	40.8	29.6	79.0	55.8
Interest expense	11.1	27.8	21.0	58.9
Interest expense on corporate funding	10.5	2.2	21.0	4.9
Net operating revenues	334.2	243.4	590.3	413.9
Compensation and other expenses:
Compensation and benefits	185.0	136.7	338.6	240.7
Trading systems and market information	14.8	11.2	28.5	21.6
Professional fees	9.0	4.7	18.3	10.7
Non-trading technology and support	10.6	5.9	21.5	11.9
Occupancy and equipment rental	7.5	4.9	16.1	9.9
Selling and marketing	6.5	4.2	15.3	5.6
Travel and business development	0.5	3.2	1.5	7.7
Communications	2.4	1.5	4.7	3.1
Depreciation and amortization	8.6	4.2	17.0	8.1
Bad debts	0.9	4.4	2.4	4.4
Other	12.1	6.4	23.2	12.5
Total compensation and other expenses	257.9	187.3	487.1	336.2
Other gain	—	—	—	0.1
Income before tax	76.3	56.1	103.2	77.8
Income tax expense	21.0	16.8	28.4	22.2
Net income	$55.3	$39.3	$74.8	$55.6
Earnings per share:
Basic	$2.81	$2.03	$3.81	$2.88
Diluted	$2.73	$2.00	$3.71	$2.84
Weighted-average number of common shares outstanding:
Basic	19,112,216	18,872,937	19,025,604	18,811,268
Diluted	19,670,539	19,189,953	19,570,028	19,132,497
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Net income	$55.3	$39.3	$74.8	$55.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1.6)	(3.4)	12.3	(2.7)
Other comprehensive (loss) income	(1.6)	(3.4)	12.3	(2.7)
Comprehensive income	$53.7	$35.9	$87.1	$52.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$74.8	$55.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.0	8.1
Amortization of right of use assets	4.8	3.9
Bad debts	2.4	4.4
Deferred income taxes	4.2	(1.0)
Amortization of debt issuance costs	2.1	0.7
Amortization of share-based compensation	6.5	5.0
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(89.6)	297.9
Securities purchased under agreements to resell	(601.0)	164.5
Securities borrowed	(295.3)	359.4
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(189.5)	(52.2)
Receivables from clients, net	(78.6)	(63.2)
Notes receivable, net	(5.0)	(1.0)
Income taxes receivable	1.3	8.7
Financial instruments owned, at fair value	(185.4)	(350.5)
Physical commodities inventory, net	(169.7)	(25.9)
Other assets	(22.5)	—
Accounts payable and other accrued liabilities	10.0	30.2
Operating lease liabilities	(3.2)	(4.0)
Payables to clients	855.3	942.0
Payables to broker-dealers, clearing organizations, and counterparties	(16.8)	163.0
Income taxes payable	(6.0)	0.1
Securities sold under agreements to repurchase	611.7	26.6
Securities loaned	305.3	(391.1)
Financial instruments sold, not yet purchased, at fair value	432.2	(11.2)
Net cash provided by operating activities	665.0	1,170.0
Cash flows from investing activities:
Cash paid for acquisitions, net	(0.4)	(7.8)
Purchase of property and equipment	(40.0)	(4.5)
Net cash used in investing activities	(40.4)	(12.3)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	42.8	111.6
Proceeds from payables to lenders under loans with maturities greater than 90 days	120.4	311.5
Repayments of payables to lenders under loans with maturities greater than 90 days	(125.4)	(350.0)
Proceeds from issuance of senior secured term loan	—	21.5
Repayments of senior secured term loan	(4.9)	(4.9)
Issuance of note payable	9.0	—
Repayments of note payable	—	(0.4)
Deferred payments on acquisitions	(0.8)	(0.2)
Repurchase of common stock	—	(7.5)
Debt issuance costs	—	(1.5)
Exercise of stock options	5.3	4.0
Net cash provided by financing activities	46.4	84.1
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	12.7	(2.7)
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	683.7	1,239.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	4,468.4	2,451.3
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$5,152.1	$3,690.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$32.9	$64.3
Income taxes paid, net of cash refunds	$28.2	$13.2
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.5	$7.2
Acquisition of business:
Assets acquired	$0.1	$352.6
Liabilities assumed	(0.2)	(352.0)
Total net (liabilities)/assets assumed	$(0.1)	$0.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the condensed consolidated balance sheets.

	March 31,
(in millions)	2021	2020
Cash and cash equivalents	$1,001.5	$519.5
Cash segregated under federal and other regulations(1)	2,000.3	1,168.0
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,050.3	1,896.7
Securities segregated and pledged to exchange-clearing organizations(2)	100.0	106.2
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$5,152.1	$3,690.4

(1) Represents segregated client cash and United States (“U.S.”) Treasury obligations held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $102.6 million and $8.1 million as of March 31, 2021 and 2020, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the condensed consolidated balance sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,210.9 million and $1,356.6 million as of March 31, 2021 and 2020, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the condensed consolidated balance sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended March 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2019	$0.2	$(50.5)	$280.9	$419.1	$(34.8)	$614.9
Net income				39.3		39.3
Other comprehensive loss					(3.4)	(3.4)
Exercise of stock options			2.5			2.5
Share-based compensation			2.4			2.4
Repurchase of common stock		(7.1)				(7.1)
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6

	Three months ended March 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2020	$0.2	$(57.6)	$297.4	$585.7	$(26.2)	$799.5
Net income				55.3		55.3
Other comprehensive loss					(1.6)	(1.6)
Exercise of stock options			3.6			3.6
Share-based compensation			3.4			3.4
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2

	Six months ended March 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				55.6		55.6
Other comprehensive loss					(2.7)	(2.7)
Exercise of stock options			4.0			4.0
Share-based compensation			5.0			5.0
Repurchase of common stock		(7.5)				(7.5)
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6

	Six months ended March 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment				(6.2)		(6.2)
Adjusted Balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income				74.8		74.8
Other comprehensive income					12.3	12.3
Exercise of stock options			5.3			5.3
Share-based compensation			6.5			6.5
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “StoneX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. It delivers its services and access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. The Company has created a revenue stream that is diversified by asset class, client type and geography, including commissions and spreads as clients execute transactions across its financial network, non-trading client activity including interest and fee earnings on client balances, as well as fees for market intelligence and risk management services.
The Company provides its services to a diverse group of more than 35,000 commercial and institutional clients and over 340,000 retail clients, including commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”) located in more than 130 countries.
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, which has been derived from the audited consolidated balance sheet of September 30, 2020, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC.
These condensed consolidated financial statements include the accounts of StoneX Group Inc. and all entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
The Company’s fiscal year end is September 30, and its fiscal quarters end on December 31, March 31, June 30 and September 30. Unless otherwise stated, all dates refer to fiscal years and fiscal interim periods.
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for bad debts, valuation of inventories, valuation of goodwill and intangible assets, income taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of March 31, 2021 and through the date of this Form 10-Q.
In the condensed consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the condensed consolidated income statements is calculated by deducting cost of sales of physical commodities from total revenues. The subtotal ‘net operating revenues’ in the condensed consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to certain non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders, direct non-variable expenses, as well as variable and non-variable expenses to operational and administrative employees.
Reclassifications
During the year ended September 30, 2020, the Company reclassified certain selling and marketing related costs in connection with the acquisition of Gain Capital Holdings, Inc. (“Gain”). In performing this reclassification, the Company has made retrospective adjustments to the condensed consolidated income statements for the three and six months ended March 31, 2020. For the three and six months ended March 31, 2020, selling and marketing related costs of $4.2 million and $5.6 million, respectively, were reclassified from ‘Other’ expense to ‘Selling and marketing’ expense.
Accounting Standards Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which significantly changes the ways entities recognize credit losses on financial instruments. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which among other things, included several amendments to ASU No. 2016-13, changing how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.
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
The Company adopted this guidance on October 1, 2020, using the modified retrospective approach, which resulted in a recognized cumulative-effect adjustment of $6.2 million, net of tax of $2.0 million, to the opening balance of retained earnings - see notes 5 and 11. The adoption impact was attributable to an increase in allowance for credit losses on a group of approximately 300 client deficit accounts, originated in November 2018, of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc. Results for reporting periods beginning after October 1, 2020 are presented using the CECL model, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
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
Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method, which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock and are considered participating securities. Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding.

The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2021	2020	2021	2020
Numerator:
Net income	$55.3	$39.3	$74.8	$55.6
Less: Allocation to participating securities	(1.7)	(0.9)	(2.2)	(1.2)
Net income allocated to common stockholders	$53.6	$38.4	$72.6	$54.4
Denominator:
Weighted average number of:
Common shares outstanding	19,112,216	18,872,937	19,025,604	18,811,268
Dilutive potential common shares outstanding:
Share-based awards	558,323	317,016	544,424	321,229
Diluted weighted-average common shares	19,670,539	19,189,953	19,570,028	19,132,497
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 212,892 and 945,211 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, and options to purchase 106,368 and 981,088 shares of common stock for the six months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Even when market assumptions are not readily available, the Company is required to develop a set of assumptions that reflect those that market participants would use in pricing an asset or liability at the measurement date. The Company uses prices and inputs that are current as of measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.
The Company has designed independent price verification controls and periodically performs such controls to ensure the reasonableness of such prices.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.5 million and $1.5 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of March 31, 2021 and September 30, 2020, respectively. The Company had no Level 3 assets as of March 31, 2021 and September 30, 2020.
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
Relevant guidance requires the Company to consider counterparty credit risk of all parties to outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments principally relates to the portfolio of Over-the-counter (“OTC”) derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guarantee from the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
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
The Company uses quoted prices in active markets, where available, and classifies instruments with such quotes within Level 1 of the fair value hierarchy. Examples include U.S. Treasury obligations, foreign government obligations, commodities warehouse receipts, certain equity securities traded in active markets, physical precious metals inventory held by a regulated broker-dealer subsidiary, exchange firm common stock, investments in managed funds, as well as options on futures contracts traded on national exchanges. The fair value of exchange firm common stock is determined by recent sale transactions and is included within Level 1.
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques based upon observable inputs for comparable financial instruments, or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classified these instruments as Level 2. Examples include corporate and municipal bonds, U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, certain equity securities traded in less active markets, and OTC derivative contracts, which include purchase and sale commitments related to the Company’s foreign exchange, agricultural, and energy commodities.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary and is recorded at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and the related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory, as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
With the exception of certain derivative instruments where the valuation approach is disclosed above, financial instruments owned and sold are primarily valued using third-party pricing sources. Third-party pricing vendors compile prices from various sources and often apply matrix pricing for similar securities when market-observable transactions for the instruments are not observable for substantially the full term. The Company reviews the pricing methodologies used by third-party pricing vendors in order to evaluate the fair value hierarchy classification of vendor-priced financial instruments and the accuracy of vendor pricing, which typically involves comparing of primary vendor prices to internal trader prices or secondary vendor prices. When evaluating the propriety of vendor-priced financial instruments using secondary prices, considerations include the range and quality of vendor prices, level of observable transactions for identical and similar instruments, and judgments based upon knowledge of a particular market and asset class. If the primary vendor price does not represent fair value, justification for using a secondary price, including source data used to make the determination, is subject to review and approval by authorized personnel prior to using a secondary price. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein, particularly in light of the uncertain impacts of COVID-19.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2021 by level in the fair value hierarchy. Except as disclosed in Note 6, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2021.

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$3.6	$—	$—	$—	$3.6
Money market mutual funds	12.8	—	—	—	12.8
Cash and cash equivalents	16.4	—	—	—	16.4
Commodities warehouse receipts	94.2	—	—	—	94.2
U.S. Treasury obligations	8.3	—	—	—	8.3
Securities and other assets segregated under federal and other regulations	102.5	—	—	—	102.5
U.S. Treasury obligations	939.2	—	—	—	939.2
To be announced ("TBA") and forward settling securities	—	54.9	—	(3.8)	51.1
Foreign government obligations	8.0	—	—	—	8.0
Derivatives	3,238.6	375.5	—	(3,772.6)	(158.5)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	4,185.8	430.4	—	(3,776.4)	839.8
Receivables from clients - Derivatives	—	334.8		(333.8)	1.0
Equity securities	408.3	14.3	—	—	422.6
Corporate and municipal bonds	—	71.2	—	—	71.2
U.S. Treasury obligations	275.5	—	—	—	275.5
U.S. government agency obligations	—	277.9	—	—	277.9
Foreign government obligations	2.5	—	—	—	2.5
Agency mortgage-backed obligations	—	1,552.2	—	—	1,552.2
Asset-backed obligations	—	46.6	—	—	46.6
Derivatives	0.6	617.6	—	(417.4)	200.8
Commodities leases	—	23.0	—	—	23.0
Commodities warehouse receipts	17.7	—	—	—	17.7
Exchange firm common stock	12.3	—	—	—	12.3
Mutual funds and other	10.8	—	—	—	10.8
Financial instruments owned	727.7	2,602.8	—	(417.4)	2,913.1
Physical commodities inventory	93.4	261.8	—	—	355.2
Total assets at fair value	$5,125.8	$3,629.8	$—	$(4,527.6)	$4,228.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	3,332.1	258.2		(3,768.5)	(178.2)
TBA and forward settling securities	—	47.5	—	(3.8)	43.7
Derivatives	—	235.3	—	(235.3)	—
Payable to broker-dealers, clearing organizations and counterparties	—	282.8	—	(239.1)	43.7
Equity securities	381.4	3.8	—	—	385.2
Corporate and municipal bonds	—	44.8	—	—	44.8
U.S. Treasury obligations	273.3	—	—	—	273.3
U.S. government agency obligations	—	21.2	—	—	21.2
Agency mortgage-backed obligations	—	2.4	—	—	2.4
Derivatives	—	733.4	—	(343.5)	389.9
Commodities leases	—	1.4	—	—	1.4
Financial instruments sold, not yet purchased	654.7	807.0	—	(343.5)	1,118.2
Total liabilities at fair value	$3,986.8	$1,348.0	$1.5	$(4,351.1)	$985.2
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
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2021 and September 30, 2020 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $174.9 million as of March 31, 2021, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) as further described in Note 9 with a carrying value of $337.1 million as of March 31, 2021. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of March 31, 2021, the Senior Secured Notes had a fair value of $370.0 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2021 and September 30, 2020 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2021. The total financial instruments sold, not yet purchased of $1,118.2 million and $686.0 million as of March 31, 2021 and September 30, 2020, respectively, includes $389.9 million and $176.8 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of March 31, 2021 and September 30, 2020.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2021 and September 30, 2020. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2021		September 30, 2020
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,393.9	$2,325.0	$1,637.2	$1,747.3
OTC commodity derivatives	855.9	858.2	553.9	433.2
Exchange-traded foreign exchange derivatives	411.4	475.6	9.3	13.0
OTC foreign exchange derivatives	279.4	227.4	520.8	461.5
Exchange-traded interest rate derivatives	351.4	479.9	271.1	200.7
OTC interest rate derivatives	59.0	58.0	96.0	96.6
Exchange-traded equity index derivatives	82.5	51.6	32.1	39.8
OTC equity and indices derivatives	133.6	83.3	113.0	55.4
TBA and forward settling securities	54.9	47.5	31.0	22.0
Gross fair value of derivative contracts	$4,622.0	$4,606.5	$3,264.4	$3,069.5
Impact of netting and collateral	(4,527.6)	(4,351.1)	(3,319.0)	(3,100.7)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$(107.4)		$(173.5)
Total fair value included in 'Receivables from clients, net'	$1.0		$1.5
Total fair value included in 'Financial instruments owned, at fair value'	$200.8		$117.4
Total fair value included in 'Payables to clients'		$(178.2)		$(222.7)
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties’		$43.7		$14.7
Total fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$389.9		$176.8
(1)As of March 31, 2021 and September 30, 2020, the Company’s derivative contract volume for open positions were approximately 10.7 million and 7.9 million contracts, respectively.
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

As of March 31, 2021 and September 30, 2020, these transactions are summarized as follows:

	March 31, 2021		September 30, 2020
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
(in millions)	Gain/(Loss)	Notional Amounts	Gain/(Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$10.8	$5,389.3
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(1.7)	$2,647.7
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$1.3	1,336.0	$—	$—
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(45.0)	$7,005.0	$—	$—
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$52.2	$(8,409.0)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.5)	$(1,688.0)	$—	$—
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$2.8	$(2,978.7)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(13.0)	$(6,549.4)
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$1.4	$(2,032.0)	$17.4	$(1,946.0)
Unrealized loss on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.0)	$2,866.0	$(7.3)	$2,447.1
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the three months ended March 31, 2021 and 2020 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘principal gains, net’ and ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Commodities	$59.0	$61.6	$63.2	$79.8
Foreign exchange	25.5	5.1	61.5	7.3
Interest rate, equities, and indices	30.6	—	43.2	(0.4)
TBA and forward settling securities	8.6	(34.4)	0.1	(35.3)
Net gains from derivative contracts	$123.7	$32.3	$168.0	$51.4
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
The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with commodity exchanges, clients, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair counterparties’ ability to satisfy contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit and/or position limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2021 and September 30, 2020 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million as of March 31, 2021 and September 30, 2020. The allowance for doubtful accounts related to receivables from clients was $33.6 million and $25.8 million as of March 31, 2021 and September 30, 2020, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of March 31, 2021 and September 30, 2020.
Activity in the allowance for doubtful accounts for the six months ended March 31, 2021 was as follows:

(in millions)
Balance as of September 30, 2020	$27.1
ASU 2016-13 cumulative transition adjustment	8.2
Adjusted balance as of September 30, 2020	35.3
Provision for bad debts	2.4
Allowance charge-offs	(2.8)
Balance as of March 31, 2021	$34.9
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	March 31, 2021	September 30, 2020
Physical Ag & Energy(1)	$261.8	$201.5
Precious metals - held by broker-dealer subsidiary(2)	93.4	14.2
Precious metals - held by non-broker-dealer subsidiaries(3)	95.6	65.4
Physical commodities inventory, net	$450.8	$281.1
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

(2) Precious metals inventory held by the Company’s subsidiary, StoneX Financial Ltd, a United Kingdom ("UK") based broker-dealer, is measured at fair value, with changes in fair value included as a component of ‘principal gains, net’ on the condensed consolidated income statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers is valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable adjustments for certain precious metals and energy inventory of $1.7 million and $0.7 million as of March 31, 2021 and September 30, 2020, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	March 31, 2021	September 30, 2020
Commercial	$32.7	$32.7
Institutional	9.8	9.8
Retail	2.2	2.2
Global Payments	9.8	10.0
Goodwill	$54.5	$54.7
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2021			September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(0.5)	$3.2	$3.7	$(0.2)	$3.5
Software programs/platforms	29.0	(9.1)	19.9	29.0	(4.9)	24.1
Customer base	38.2	(19.2)	19.0	38.2	(16.3)	21.9
Total intangible assets subject to amortization	70.9	(28.8)	42.1	70.9	(21.4)	49.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.8	—	3.8	3.2	—	3.2
Total intangible assets not subject to amortization	5.9	—	5.9	5.3	—	5.3
Total intangible assets	$76.8	$(28.8)	$48.0	$76.2	$(21.4)	$54.8
Amortization expense related to intangible assets was $3.7 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to intangibles assets was $7.5 million and $1.9 million for the six months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2021 (remaining six months)	$7.6
Fiscal 2022	13.9
Fiscal 2023	12.2
Fiscal 2024	4.7
Fiscal 2025 and thereafter	3.7
Total intangible assets subject to amortization	$42.1

Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $771.7 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•$371.7 million senior secured syndicated loan facility available to the Company for general working capital requirements and capital expenditures. The facility was originally comprised of a $196.5 million revolving credit facility and a $196.5 million Term Loan facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the six months ended March 31, 2021, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million. Amounts repaid on the Term Loan may not be reborrowed.
•$75.0 million unsecured facility available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to exchange-clearing organizations, as necessary. The facility is subject to annual review and guaranteed by the Company.
•$300.0 million secured syndicated facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is guaranteed by the Company.
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
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2021 and September 30, 2020.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of March 31, 2021 and September 30, 2020.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of March 31, 2021 and September 30, 2020.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		March 31, 2021		September 30, 2020
Committed Credit Facilities
Term Loan	(1)	February 22, 2022	$175.2	(4)	$174.9	(3)	$179.5
Revolving Line of Credit	(1)	February 22, 2022	196.5	(5)	27.0		23.0
Senior StoneX Group Inc. Committed Credit Facility			371.7		201.9		202.5
StoneX Financial Inc.	None	April 1, 2022	75.0		—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	300.0	(5)	254.0		200.1
StoneX Financial Ltd.	None	October 14, 2021	25.0	(5)	—		25.0
			$771.7		$455.9		$427.6

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a		—		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	(5)	25.0		20.0
Note Payable to Bank	Certain equipment			(5)	8.9		—
Senior Secured Notes	(2)			(4)	337.1	(3)	336.0

Total outstanding borrowings					$826.9		$783.6

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
(3) Amounts outstanding under the Term Loan and the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $0.3 million and $12.8 million, respectively.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, three of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2021. The Company intends to renew or replace the facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2021, the Company was in compliance with all of its financial covenants under its credit facilities.

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
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2021 and September 30, 2020, financial instruments owned, at fair value of $564.7 million and $468.6 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheets.
In addition, as of March 31, 2021 and September 30, 2020, the Company had pledged financial instruments owned, at fair value of $1,327.2 million and $1,266.4 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the condensed consolidated balance sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,818.8 million and $1,484.7 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,698.9 million and $1,410.3 million as of March 31, 2021, and September 30, 2020, respectively.
At March 31, 2021 and September 30, 2020, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at March 31, 2021 and September 30, 2020, was $4,110.0 million and $3,303.1 million, respectively, of which $339.5 million and $285.7 million, respectively, was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of March 31, 2021 and September 30, 2020 (in millions):

	March 31, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,110.2	$1,119.1	$398.9	$139.0	$3,767.2
Securities loaned	1,747.2	—	—	—	1,747.2
Gross amount of secured financing	$3,857.4	$1,119.1	$398.9	$139.0	$5,514.4

	September 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,736.3	$1,069.2	$325.0	$25.0	$3,155.5
Securities loaned	1,441.9	—	—	—	1,441.9
Gross amount of secured financing	$3,178.2	$1,069.2	$325.0	$25.0	$4,597.4

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of March 31, 2021 and September 30, 2020 (in millions):

Securities sold under agreements to repurchase	March 31, 2021	September 30, 2020
U.S. Treasury obligations	$1,065.0	$815.8
U.S. government agency obligations	199.8	279.5
Asset-backed obligations	37.8	18.0
Agency mortgage-backed obligations	2,317.6	1,990.0
Corporate bonds	147.0	52.2
Total securities sold under agreement to repurchase	3,767.2	3,155.5

Securities loaned
Equity securities	1,747.2	1,441.9
Total securities loaned	1,747.2	1,441.9
Gross amount of secured financing	$5,514.4	$4,597.4
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,297.2	$—	$2,297.2
Securities borrowed	$1,735.3	$—	$1,735.3
Securities sold under agreements to repurchase	$3,767.2	$—	$3,767.2
Securities loaned	$1,747.2	$—	$1,747.2

	September 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,696.2	$—	$1,696.2
Securities borrowed	$1,440.0	$—	$1,440.0
Securities sold under agreements to repurchase	$3,155.5	$—	$3,155.5
Securities loaned	$1,441.9	$—	$1,441.9
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

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of March 31, 2021, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
During the Company’s October 1, 2020 implementation of CECL, the new credit reserving model which is based on expected losses over the life of an asset and which applies to client deficits, the Company completed an assessment of the collectability of these accounts under this new guidance. As a result of the implementation, the Company recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million. The Company continues to assess collectability of these accounts quarterly, including the consideration of numerous arbitration proceedings the Company has initiated against these clients to recover deficit balances in their accounts. The Company believes it has a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. As the Company moves through the collection and arbitration processes and additional information becomes available, the Company will continue considering information in its determination of any changes in the allowance against the carrying value of these uncollected balances.
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
As of March 31, 2021 and September 30, 2020, the condensed consolidated balance sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2020.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2021, the Company had $1.2 million accrued for self-insured medical and dental claims included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Note 12 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2021.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2020	$(36.0)	$(4.1)	$(40.1)
Other comprehensive income	12.3	—	12.3
Balances as of March 31, 2021	$(23.7)	$(4.1)	$(27.8)

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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 0.7% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 0.8% of the Company’s total revenues for the six months ended March 31, 2021 and 2020, respectively.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 32.2% and 37.9% of the Company’s operating revenues for the three months ended March 31, 2021 and 2020, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 34.6% and 38.5% of the Company’s operating revenues for the six months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$49.4	$40.1	$95.7	$72.5
OTC derivative brokerage	4.6	6.7	8.4	12.2
Equities and fixed income	19.4	7.1	33.8	11.4
Mutual funds	1.5	1.6	2.7	2.9
Insurance and annuity products	2.3	2.4	4.6	4.5
Other	0.1	0.5	0.3	0.8
Total sales-based commission	77.3	58.4	145.5	104.3
Trailing:
Mutual funds	3.6	3.5	6.9	6.6
Insurance and annuity products	4.2	4.0	8.1	7.7
Total trailing commission	7.8	7.5	15.0	14.3

Clearing fees	39.4	41.6	77.9	71.1
Trade conversion fees	3.6	4.2	5.7	5.7
Other	1.7	4.9	5.1	8.4
Total commission and clearing fees:	129.8	116.6	249.2	203.8

Consulting, management, and account fees:
Underwriting fees	0.2	0.2	0.4	0.4
Asset management fees	9.3	8.7	18.0	16.2
Advisory and consulting fees	6.6	5.7	12.6	11.3
Sweep program fees	0.8	3.6	1.6	7.6
Client account fees	3.8	3.1	7.9	6.1
Other	1.4	1.3	4.6	2.3
Total consulting, management, and account fees	22.1	22.6	45.1	43.9
Total revenues from contracts with clients	$151.9	$139.2	$294.3	$247.7

Method of revenue recognition:
Point-in-time	$127.4	$113.7	$247.1	$198.3
Time elapsed	24.5	25.5	47.2	49.4
Total revenues from contracts with clients	151.9	139.2	294.3	247.7
Other sources of revenues
Physical precious metals trading	10,295.7	19,694.7	18,704.6	30,352.7
Physical agricultural and energy product trading	508.6	322.2	983.2	642.2
Principal gains, net	265.2	168.5	468.6	281.0
Interest income	23.4	41.7	44.6	87.7
Total revenues	$11,244.8	$20,366.3	$20,495.3	$31,611.3

Primary geographic region:
United States	$853.6	$585.6	$1,612.5	$1,097.9
Europe	490.1	150.0	662.5	261.6
South America	14.5	16.3	29.1	31.5
Middle East and Asia	9,885.1	19,613.3	18,187.1	30,218.8
Other	1.5	1.1	4.1	1.5
Total revenues	$11,244.8	$20,366.3	$20,495.3	$31,611.3
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Insurance	$1.9	$1.0	$3.7	$2.0
Office supplies and printing	0.4	0.5	0.7	0.9
Other clearing related expenses	1.0	0.6	2.0	1.4
Other non-income taxes	3.5	1.3	7.3	2.6
Contingent consideration, net	0.8	0.1	0.9	0.1
Other	4.5	2.9	8.6	5.5
Total other expenses	$12.1	$6.4	$23.2	$12.5
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
Current and Prior Period Tax Expense
Income tax expense of $21.0 million and $16.8 million for the three months ended March 31, 2021 and 2020, respectively, and income tax expense of $28.4 million and $22.2 million for the six months ended March 31, 2021 and 2020, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was 28% and 30%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Note 16 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2021. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of that date.

(in millions)		As of March 31, 2021
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$288.4	$163.6
StoneX Financial Ltd.	Financial Conduct Authority ("FCA")	$375.8	$222.4
Gain Capital Group, LLC	CFTC and NFA	$69.7	$31.6
Gain Capital U.K., Ltd.	FCA	$106.6	$31.5
Certain other subsidiaries of the Company, each with a minimum requirement less than $5.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of March 31, 2021, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
During the three months ended September 30, 2020, the Company completed its acquisition of Gain, which it views as a significant acquisition and which triggered a reassessment of the financial information reviewed by its executive management team, which is considered our Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. In light of this fundamental change and reassessment described above, the Company modified the operating segments it uses to evaluate its performance. Accordingly, its operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,000 employees allowing it to serve clients in more than 180 countries.
Following the acquisition of Gain, the Company’s business activities are managed as operating segments and organized into reportable segments as follows:
•Commercial
•Institutional
•Retail
•Global Payments
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2019.
Commercial
The Company offers commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. The ability to provide these high-value-added products and services differentiates the Company from its competitors and maximizes the opportunity to retain clients.
Institutional
The Company provides institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally, as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, the Company originates, structures and places debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
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

Global Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses, as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 170 countries and 140 currencies, which it believes is more than any other payments solution provider.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Total revenues:
Commercial	$10,516.4	$20,037.4	$19,381.9	$31,043.7
Institutional	191.6	185.7	357.1	318.1
Retail	503.5	116.5	695.7	192.8
Global Payments	33.5	29.4	67.9	60.8
Corporate Unallocated	4.2	4.0	0.7	9.2
Eliminations	(4.4)	(6.7)	(8.0)	(13.3)
Total	$11,244.8	$20,366.3	$20,495.3	$31,611.3
Operating revenues:
Commercial	$144.3	$126.2	$249.9	$219.4
Institutional	191.6	185.7	357.1	318.1
Retail	102.2	28.2	183.9	49.4
Global Payments	33.5	29.4	67.9	60.8
Corporate Unallocated	4.2	4.0	0.7	9.2
Eliminations	(4.4)	(6.7)	(8.0)	(13.3)
Total	$471.4	$366.8	$851.5	$643.6
Net operating revenues (loss):
Commercial	$118.2	$104.3	$200.8	$178.0
Institutional	123.8	104.9	229.1	169.7
Retail	70.7	9.7	122.8	14.6
Global Payments	31.7	28.0	64.4	57.8
Corporate Unallocated	(10.2)	(3.5)	(26.8)	(6.2)
Total	$334.2	$243.4	$590.3	$413.9
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$81.8	$70.4	$138.6	$121.9
Institutional	75.3	72.5	142.4	118.5
Retail	65.5	9.4	114.1	13.9
Global Payments	25.7	22.6	51.8	46.4
Total	$248.3	$174.9	$446.9	$300.7
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$55.6	$41.7	$87.7	$70.4
Institutional	52.0	51.4	96.8	76.7
Retail	32.0	7.0	49.9	9.9
Global Payments	19.4	17.2	39.8	36.1
Total	$159.0	$117.3	$274.2	$193.1
Reconciliation of segment income to income before tax:
Segment income	$159.0	$117.3	$274.2	$193.1
Net costs not allocated to operating segments	(82.7)	(61.2)	(171.0)	(115.4)
Other gain	—	—	—	0.1
Income before tax	$76.3	$56.1	$103.2	$77.8

(in millions)	As of March 31, 2021	As of September 30, 2020
Total assets:
Commercial	$3,438.7	$2,753.6
Institutional	9,912.8	8,740.8
Retail	1,382.3	1,245.9
Global Payments	366.2	315.9
Corporate Unallocated	699.7	418.7
Total	$15,799.7	$13,474.9

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 3,000 employees as of March 31, 2021. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
We report our operating segments based primarily on the nature of the client we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the second quarter of fiscal 2021, worldwide social and economic activity became severely impacted by the spread and threat of coronavirus COVID-19. In March 2020, COVID-19 was recognized as a global pandemic and has spread to many regions of the world, including all countries in which we have operations. The responses by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations, has significantly impacted market volatility and general economic conditions. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
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
Executive Summary
In the second quarter of fiscal 2021 we achieved record operating revenues with growth across all of our operating segments in both operating revenues and segment income. We continued to benefit from our expanded product offering and enhanced trading platforms across our diversified client base and continued to successfully integrate the Gain Capital Holdings, Inc. (“Gain”) businesses acquired in the fourth quarter of fiscal 2020. Equity, fixed income and precious metals markets continued to experience heightened volatility and customer flows. In addition, we saw increased levels of customer activity in listed derivatives, in particular agricultural commodities with the rise in domestic grain prices. We continue to face the headwind of historically low short-term interest rates, however we were successful in significantly growing our client balances, as the average client equity increased $1.4 billion, or 56%, to $3.8 billion and the average money-market/FDIC sweep balances increased $0.4 billion, or 42%, to $1.4 billion in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Operating revenues increased $104.6 million, to $471.4 million in the three months ended March 31, 2021, led by our Retail segment, principally related to the acquisition of Gain, which added $74.0 million compared to the prior year period. In addition, our Commercial and Institutional segments added $18.1 million and $5.9 million, respectively, when compared to the prior year period, while Global Payments added $4.1 million.
Overall segment income increased $41.7 million, or 36%, versus the three months ended March 31, 2020. This growth in segment income was led by our Retail segment which increased $25.0 million or 357% versus the three months ended March 31, 2020, primarily as a result of the acquisition of Gain, as well as strong performance in retail precious metals, which benefited from increased customer demand for physical precious metals.
Commercial segment income increased $13.9 million, or 33%, versus the three months ended March 31, 2020, primarily as a result of the growth in operating revenues from physical contracts, most notably in precious metals and biodiesel feedstock markets, as well as a $3.2 million decline in bad debt expense.
Our Institutional segment added $0.6 million in segment income while our Global Payments added $2.2 million compared to the prior year period.
Interest expense related to corporate funding purposes increased $8.3 million to $10.5 million in the three months ended March 31, 2021 compared to $2.2 million in the three months ended March 31, 2020, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 60% of total expenses in the current period compared to 63% in the prior year period. Non-variable expenses, excluding bad debts increased $50.7 million, period-over-period, of which $33.5 million of the increase related to companies and businesses acquired after March 2020, most notably the Gain acquisition in the fourth quarter of fiscal 2020.
Our net income increased $16.0 million to $55.3 million in the three months ended March 31, 2021 compared to $39.3 million in the three months ended March 31, 2020. Diluted earnings per share were $2.73 for the three months ended March 31, 2021 compared to $2.00 in the three months ended March 31, 2020.
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

Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$10,804.3	$20,016.9	(46)%	$19,687.8	$30,994.9	(36)%
Principal gains, net	265.2	168.5	57%	468.6	281.0	67%
Commission and clearing fees	129.8	116.6	11%	249.2	203.8	22%
Consulting, management, and account fees	22.1	22.6	(2)%	45.1	43.9	3%
Interest income	23.4	41.7	(44)%	44.6	87.7	(49)%
Total revenues	11,244.8	20,366.3	(45)%	20,495.3	31,611.3	(35)%
Cost of sales of physical commodities	10,773.4	19,999.5	(46)%	19,643.8	30,967.7	(37)%
Operating revenues	471.4	366.8	29%	851.5	643.6	32%
Transaction-based clearing expenses	74.8	63.8	17%	140.2	110.1	27%
Introducing broker commissions	40.8	29.6	38%	79.0	55.8	42%
Interest expense	11.1	27.8	(60)%	21.0	58.9	(64)%
Interest expense on corporate funding	10.5	2.2	377%	21.0	4.9	329%
Net operating revenues	334.2	243.4	37%	590.3	413.9	43%
Compensation and benefits	185.0	136.7	35%	338.6	240.7	41%
Bad debts	0.9	4.4	(80)%	2.4	4.4	(45)%
Other expenses	72.0	46.2	56%	146.1	91.1	60%
Total compensation and other expenses	257.9	187.3	38%	487.1	336.2	45%
Other gain	—	—	—	—	0.1	(100)%
Income before tax	76.3	56.1	36%	103.2	77.8	33%
Income tax expense	21.0	16.8	25%	28.4	22.2	28%
Net income	$55.3	$39.3	41%	$74.8	$55.6	35%

Balance Sheet information:				March 31, 2021	March 31, 2020	% Change
Total assets				$15,799.7	$10,870.9	45%
Payables to lenders under loans				$314.9	$275.0	15%
Senior secured borrowings, net				$512.0	$184.3	178%
Stockholders’ equity				$860.2	$648.6	33%

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Operating Revenues (in millions):
Listed derivatives	$101.1	$98.1	3%	$196.1	$170.3	15%
Over-the-counter (“OTC”) derivatives	35.1	44.5	(21)%	59.3	67.2	(12)%
Securities	157.8	131.0	20%	284.4	221.3	29%
FX / Contract For Difference (“CFD”) contracts	74.7	8.9	739%	134.5	13.5	896%
Global payments	32.8	28.8	14%	66.4	59.4	12%
Physical contracts	49.5	23.8	108%	73.3	43.9	67%
Interest / fees earned on client balances	5.8	15.3	(62)%	11.1	33.3	(67)%
Other	14.8	19.1	(23)%	33.7	38.8	(13)%
Corporate Unallocated	4.2	4.0	5%	0.7	9.2	(92)%
Eliminations	(4.4)	(6.7)	(34)%	(8.0)	(13.3)	(40)%
	$471.4	$366.8	29%	$851.5	$643.6	32%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	37,119	47,611	(22)%	74,341	81,672	(9)%
Listed derivatives, average rate per contract (1)	$2.59	$1.91	36%	$2.52	$1.92	31%
Average client equity - listed derivatives (millions)	$3,813	$2,445	56%	$3,619	$2,351	54%
OTC derivatives (contracts, 000’s)	623	610	2%	1,118	1,099	2%
OTC derivatives, average rate per contract	$56.05	$72.45	(23)%	$52.51	$60.69	(13)%
Securities average daily volume (“ADV”) (millions)	$3,003	$2,235	34%	$2,579	$1,736	49%
Securities rate per million (“RPM”) (2)	$714	$769	(7)%	$725	$804	(10)%
Average money market / FDIC sweep client balances (millions)	$1,356	$957	42%	$1,341	$969	38%
FX / CFD contracts ADV (millions) (3)	$11,143	$2,031	449%	$10,916	$1,584	589%
FX / CFD contracts RPM	$106	$71	49%	$98	$69	42%
Global Payments ADV (millions)	$52	$48	8%	$52	$49	6%
Global Payments RPM	$10,420	$9,693	8%	$10,177	$9,673	5%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)	The ADV for the three months ended March 31, 2021 includes the ADV of Gain Capital Holdings, Inc. (“Gain”), which was acquired effective August 1, 2020. FX/CFD Contracts ADV from Gain is included in our Retail segment and our pre-existing FX activities are included in our Institutional segment.are shown in our Institutional segment.
Operating Revenues
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating revenues increased $104.6 million, or 29%, to $471.4 million in the three months ended March 31, 2021 compared to $366.8 million in the three months ended March 31, 2020.
The table above displays operating revenues disaggregated across the key products we provide to our clients. Operating revenues in listed derivatives increased $3.0 million, or 3%, to $101.1 million in the three months ended March 31, 2021. This growth was primarily driven by a 36% increase in the average rate per contract, which was partially offset by a 22% decline in listed derivative contract volumes.
Operating revenues in OTC derivatives declined $9.4 million, or 21%, to $35.1 million in the three months ended March 31, 2021, primarily driven by a 23% decline in the average rate per contract as the comparative prior year period benefited from a widening of spreads due to heightened volatility in energy markets driven by the onset of the COVID-19 pandemic.
Operating revenue from securities transactions increased $26.8 million, or 20%, to $157.8 million in the three months ended March 31, 2021, primarily as a result of continued heightened volatility in global equity and fixed income markets, an expansion of our product offering and growth in market share in our Institutional segment.

Operating revenues from FX/CFD contracts increased $65.8 million, to $74.7 million in the three months ended March 31, 2021, as a result of an incremental $71.2 million in retail FX/CFD contracts operating revenues resulting from the acquisition of Gain which was partially offset by lower FX operating revenues in our legacy FX prime brokerage business.
Operating revenues from global payments increased $4.0 million, or 14%, to $32.8 million in the three months ended March 31, 2021, as a result of an 8% increase in the RPM and an 8% increase in the ADV.
Operating revenues from physical contracts increased $25.7 million, or 108%, to $49.5 million in the three months ended March 31, 2021, primarily due to continued strong customer demand for precious metals, as well as increased activity in biodiesel feedstock markets.Operating revenues in the three months ended March 31, 2021 included a $2.5 million net gain recognized on the sale of inventory carried at the lower of cost or net realizable value at December 31, 2020.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative, correspondent clearing, and independent wealth management product offerings, declined $9.5 million, or 62%, to $5.8 million in the three months ended March 31, 2021, primarily as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 56% and 42%, respectively.
Following the acquisition of Gain and in advance of the planned merger of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, we enacted a plan to mitigate our exposure to the British Pound in the Gain subsidiaries. As part of this plan, we increased the U.S. dollar balances in the Gain subsidiaries and also utilized derivative transactions to mitigate the remaining British Pound exposure. During the three months ended March 31, 2021, we completed the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd. and subsequently closed out our derivative transactions, realizing a $1.2 million loss on the derivative positions and an offsetting $3.1 million foreign currency gain on revaluation for the three months ended March 31, 2021. Each of these items is reflected in operating revenues in the Corporate Unallocated segment. Prior to the transfer, the assets and liabilities of Gain’s U.K. subsidiaries were subject to translation to the U.S. dollar, and for the three months ended March 31, 2021, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in a $1.5 million increase in “accumulated other comprehensive income”.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Operating revenues increased $207.9 million, or 32%, to $851.5 million in the six months ended March 31, 2021 compared to $643.6 million in the six months ended March 31, 2020.
The table above displays operating revenues disaggregated across the products in which we conduct our business. Operating revenues in listed derivatives increased $25.8 million, or 15%, to $196.1 million in the six months ended March 31, 2021 as a 31% increase in the average rate per contract more than offset a 9% decline in listed derivative volumes.
Operating revenues in OTC derivatives declined $7.9 million, or 12%, to $59.3 million in the six months ended March 31, 2021, impacted by a 13% decline in the average rate per contract as the prior year period benefited from a widening of spreads in energy products related to the onset of the COVID-19 pandemic.
Operating revenue from securities transactions increased $63.1 million, or 29%, to $284.4 million in the six months ended March 31, 2021, primarily as a result of a 49% increase in securities ADV which was partially offset by a 10% decline in RPM. The increase in ADV was primarily related to continued heightened volatility in global equity and fixed income markets, an expansion of our product offering and growth in market share in our Institutional segment.

Operating revenues from FX/CFD contracts increased $121.0 million, or 896%, to $134.5 million in the six months ended March 31, 2021, as a result of a $126.0 million increase in retail FX/CFD contracts operating revenues driven by the acquisition of Gain.
Operating revenues from global payments increased by $7.0 million, or 12%, to $66.4 million in the six months ended March 31, 2021, as a result of a 5% increase in RPM and a 6% increase in the ADV.
Operating revenues from physical contracts increased $29.4 million, or 67%, to $73.3 million in the six months ended March 31, 2021, primarily due to a significant increase in customer demand for precious metals.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, declined $22.2 million, or 67%, to $11.1 million in the six months ended March 31, 2021, primarily as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 54% and 38%, respectively.
Finally, operating revenues for the six months ended March 31, 2021 include a $5.0 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity. In addition, the six months ended March 31, 2021 include a related $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Prior to the transfer, the assets and liabilities of Gain’s U.K. subsidiaries were subject to translation to the U.S. dollar, and for the six months ended March 31, 2021, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in a $10.3 million increase in “accumulated other comprehensive income”.
Interest and Transactional Expenses
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Transaction-based clearing expenses: Transaction-based clearing expenses increased 17% to $74.8 million in the three months ended March 31, 2021 compared to $63.8 million in the three months ended March 31, 2020, and were 16% of operating revenues in the three months ended March 31, 2021 and 17% in the three months ended March 31, 2020. The increase in expense primarily resulted from higher clearing and exchange fees within the equity capital markets business within our Institutional segment and incremental costs in the retail forex business within our Retail segment related to the acquisition of Gain effective August 1, 2020, partially offset by the impact of lower listed derivative contract volumes.
Introducing broker commissions: Introducing broker commissions increased 38% to $40.8 million in the three months ended March 31, 2021 compared to $29.6 million in the three months ended March 31, 2020, and were 9% of operating revenues in the three months ended March 31, 2021 compared to 8% in the three months ended March 31, 2020. The increase in expense is primarily due to incremental costs from the Gain acquisition and increased activity in our independent wealth management business within our Retail segment.
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $16.7 million, or 60%, to $11.1 million during the three months ended March 31, 2021 compared to $27.8 million in the three months ended March 31, 2020. During the three months ended March 31, 2021, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $10.9 million to $1.8 million compared to $12.7 million in the three months ended March 31, 2020. Additionally, as a result of the impact of lower short-term interest rates, during the three months ended March 31, 2021 interest expense directly attributable to securities lending activities decreased $3.8 million to $3.7 million compared to $7.5 million in the three months ended March 31, 2020 and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $2.0 million to $5.6 million compared to $7.6 million, primarily from the decrease in short-term interest rates partially offset by higher average borrowings outstanding on our physical commodities financing facilities.
Interest expense on corporate funding: Interest expense on global funding was $10.5 million in the three months ended March 31, 2021 compared to $2.2 million in the three months ended March 31, 2020, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Transaction-based clearing expenses: Transaction-based clearing expenses increased 27% to $140.2 million in the six months ended March 31, 2021 compared to $110.1 million in the six months ended March 31, 2020, and were 16% of operating revenues in the six months ended March 31, 2021 compared to 17% in the six months ended March 31, 2020. The increase in expense primarily resulted from higher clearing and exchange fees within Equity Capital Markets and incremental costs in Retail Forex related to the acquisition of Gain effective August 1, 2020.
Introducing broker commissions: Introducing broker commissions increased 42% to $79.0 million in the six months ended March 31, 2021 compared to $55.8 million in the six months ended March 31, 2020, and were 9% of operating revenues in the six months ended March 31, 2021 compared to 9% in the six months ended March 31, 2020. The increase in expense is primarily due to increases in our Retail and Institutional segments due to incremental expense from the Gain acquisition and increased activity in our Independent Wealth Management business as a result of higher revenues.
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $37.9 million, or 64%, to $21.0 million during the six months ended March 31, 2021 compared to $58.9 million in the six months ended March 31, 2020. During the six months ended March 31, 2021, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $24.7 million to $3.7 million compared to $28.4 million in the six months ended March 31, 2020. Additionally, as a result of the impact of lower short-term interest rates, during the six months ended March 31, 2021, interest expense directly attributable to securities lending activities decreased $9.2 million to $7.1 million compared to $16.3 million in the six months ended March 31, 2020 and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $4.0 million to $10.2 million compared to $14.2 million, primarily from the decrease in short-term interest rates.
Interest expense on corporate funding: Interest expense on global funding was $21.0 million in the six months ended March 31, 2021 compared to $4.9 million in the six months ended March 31, 2020, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Net Operating Revenues (in millions):
Listed derivatives	$45.9	$44.2	4%	$87.1	$76.0	15%
OTC derivatives	35.0	44.4	(21)%	59.2	67.1	(12)%
Securities	109.0	79.7	37%	197.0	123.7	59%
FX / CFD contracts	62.7	7.8	704%	110.2	11.7	842%
Global Payments	31.0	27.4	13%	62.9	56.4	12%
Physical contracts	44.9	19.4	131%	64.9	35.4	83%
Interest, net / fees earned on client balances	4.9	12.4	(60)%	9.4	27.3	(66)%
Other	11.0	11.6	(5)%	26.4	22.5	17%
Corporate Unallocated	(10.2)	(3.5)	191%	(26.8)	(6.2)	332%
	$334.2	$243.4	37%	$590.3	$413.9	43%

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$106.0	$82.6	28%	$190.3	$137.2	39%
Fixed compensation and benefits	79.0	54.1	46%	148.3	103.5	43%
	185.0	136.7	35%	338.6	240.7	41%
Other expenses:
Trading systems and market information	14.8	11.2	32%	28.5	21.6	32%
Professional fees	9.0	4.7	91%	18.3	10.7	71%
Non-trading technology and support	10.6	5.9	80%	21.5	11.9	81%
Occupancy and equipment rental	7.5	4.9	53%	16.1	9.9	63%
Selling and marketing	6.5	4.2	55%	15.3	5.6	173%
Travel and business development	0.5	3.2	(84)%	1.5	7.7	(81)%
Communications	2.4	1.5	60%	4.7	3.1	52%
Depreciation and amortization	8.6	4.2	105%	17.0	8.1	110%
Bad debts	0.9	4.4	(80)%	2.4	4.4	(45)%
Other	12.1	6.4	89%	23.2	12.5	86%
	72.9	50.6	44%	148.5	95.5	55%
Total compensation and other expenses	$257.9	$187.3	38%	$487.1	$336.2	45%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Compensation and Other Expenses: Compensation and other expenses increased $70.6 million, or 38%, to $257.9 million in the three months ended March 31, 2021 compared to $187.3 million in the three months ended March 31, 2020. Compensation and other expenses related to acquisitions closed after March 2020 added $38.1 million in the three months ended March 31, 2021.
Compensation and Benefits: Total compensation and benefits expense increased $48.3 million, or 35% to $185.0 million in the three months ended March 31, 2021 compared to $136.7 million in the three months ended March 31, 2020. Total compensation and benefits were 39% of operating revenues in the three months ended March 31, 2021 compared to 37% in the three months ended March 31, 2020. The variable portion of compensation and benefits increased by $23.4 million, or 28%, to $106.0 million in the three months ended March 31, 2021 compared to $82.6 million in the three months ended March 31, 2020. Variable compensation and benefits were 32% of net operating revenues in the three months ended March 31, 2021 compared to 34% in the three months ended March 31, 2020. The primary driver of the increase in variable compensation was the increased front office variable incentive compensation of $24.1 million. Administrative, centralized and local operations and executive incentive compensation decreased $0.7 million to $10.3 million in the three months ended March 31, 2021 compared to $11.0 million in the three months ended March 31, 2020.
The fixed portion of compensation and benefits increased $24.9 million, or 46% to $79.0 million in the three months ended March 31, 2021 compared to $54.1 million in the three months ended March 31, 2020. Non-variable salaries increased $12.5 million, or 33%, primarily due to our recent acquisitions, which added $6.6 million in the three months ended March 31, 2021. Employee benefits, excluding share-based compensation, increased $8.4 million in the three months ended March 31, 2021, primarily related to higher payroll, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $3.3 million in the three months ended March 31, 2021 compared to $2.4 million in the three months ended March 31, 2020. The number of employees increased 3%, with 3,042 at the end of the three months ended March 31, 2021 compared to 2,946 at the beginning of the quarter. The number of employees at the end of the three months ended March 31, 2020 period was 2,151.
Other Expenses: Other non-compensation expenses increased $22.3 million, or 44% to $72.9 million in the three months ended March 31, 2021 compared to $50.6 million in the three months ended March 31, 2020. Other non-compensation expenses related to acquisitions closed after March 2020 added $20.3 million in the three months ended March 31, 2021.
Trading systems and market information increased $3.6 million, primarily due to higher costs in our Institutional and Retail segments, including $1.6 million in incremental costs from recent acquisitions. Professional fees increased $4.3 million, primarily related to higher consulting and legal fees, including $2.7 million in incremental costs from recent acquisitions. Non-trading technology and support increased $4.7 million, primarily due to higher non-trading software implementation costs related to various IT, client engagement, and accounting systems, including $2.5 million in incremental costs from recent acquisitions. Occupancy and equipment rental increased $2.6 million, primarily related to higher office lease costs, including

$1.6 million in incremental costs of office space from recent acquisitions. Selling and marketing costs increased $2.3 million, primarily related to incremental costs from the acquisition of Gain, partially offset by the prior year quarter including costs for the bi-annual global sales meeting held in February 2020. Travel and business development decreased $2.7 million primarily as a result of the continued impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Communications increased $0.9 million, due to incremental costs from recent acquisitions. Depreciation and amortization increased $4.4 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expenses increased $5.7 million, primarily due to incremental costs from recent acquisitions most notably related to higher non-income tax, insurance and recruiting costs.
Bad debts decreased $3.5 million over the prior year. During the three months ended March 31, 2021, the provision for bad debts was $0.9 million, primarily related to $0.7 million of reserves on client receivables and $0.2 million of client trading account deficits within the Commercial segment. During the prior year period, bad debts were $4.4 million, primarily related to $3.9 million of OTC client account deficits and $0.2 million in uncollected client receivables within the Commercial segment, and $0.3 million of client deficits in the Institutional segment.
Provision for Taxes: The effective income tax rate was 28% in the three months ended March 31, 2021 compared to 30% in the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Compensation and Other Expenses: Compensation and other expenses increased $150.9 million, or 45%, to $487.1 million in the six months ended March 31, 2021 compared to $336.2 million in the six months ended March 31, 2020. Compensation and other expenses related to acquisitions closed after September 2019 added $86.8 million in the six months ended March 31, 2021.
Compensation and Benefits: Total compensation and benefits expense increased $97.9 million, or 41% to $338.6 million in the six months ended March 31, 2021 compared to $240.7 million in the six months ended March 31, 2020. Total compensation and benefits were 40% of operating revenues in the six months ended March 31, 2021 compared to 37% in the six months ended March 31, 2020. The variable portion of compensation and benefits increased $53.1 million, or 39%, to $190.3 million in the six months ended March 31, 2021 compared to $137.2 million in the six months ended March 31, 2020. Variable compensation and benefits were 32% of net operating revenues in the six months ended March 31, 2021 compared to 33% in the six months ended March 31, 2020. The primary driver of the increase in variable compensation was the increased front office variable incentive compensation of $50.6 million. Additionally, administrative, centralized and local operations and executive incentive compensation increased $2.5 million to $21.2 million in the six months ended March 31, 2021 compared to $18.7 million in the six months ended March 31, 2020, primarily due to increased headcount and company performance.
The fixed portion of compensation and benefits increased $44.8 million, or 43% to $148.3 million in the six months ended March 31, 2021 compared to $103.5 million in the six months ended March 31, 2020. Non-variable salaries increased $26.7 million, or 36%, primarily due to our recent acquisitions, which added $17.3 million in the six months ended March 31, 2021. Employee benefits, excluding share-based compensation, increased $11.8 million in the six months ended March 31, 2021, primarily related to higher payroll, benefits, and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $6.5 million in the six months ended March 31, 2021 compared to $5.0 million in the six months ended March 31, 2020. The number of employees was 3,042 at March 31, 2021 compared to 2,151 at March 31, 2020, with the increase in headcount being primarily acquisition related.
Other Expenses: Other non-compensation expenses increased $53.0 million, or 55% to $148.5 million in the six months ended March 31, 2021 compared to $95.5 million in the six months ended March 31, 2020. Other non-compensation expenses related to acquisitions closed after September 2019 added $49.5 million in the six months ended March 31, 2021.
Trading systems and market information costs increased $6.9 million, primarily due to higher costs in our Institutional and Retail segments, including $3.7 million in incremental costs from recent acquisitions. Professional fees increased $7.6 million, primarily related to higher consulting, legal and accounting services fees, including $5.7 million in incremental costs from recent acquisitions. Non-trading technology and support increased $9.6 million, primarily due to higher non-trading software implementation costs related to various IT and client engagement, and accounting systems, including $5.9 million in incremental costs from recent acquisitions. Occupancy and equipment rental increased $6.2 million, primarily related to additional leased office space, as well as $3.4 million in incremental costs of office space from recent acquisitions. Selling and marketing costs increased $9.7 million, primarily related to incremental costs from the acquisition of Gain, partially offset by the prior year including costs for the bi-annual global sales meeting held in February 2020. Travel and business development decreased $6.2 million primarily as a result of the continued impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Communications increased $1.6 million, due to incremental costs from recent acquisitions. Depreciation and amortization increased $8.9 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expenses increased $10.7 million, primarily due to incremental costs from recent acquisitions most notably related to higher non-income tax, insurance and recruiting costs.
Bad debts decreased $2.0 million over the prior year. During the six months ended March 31, 2021, the provision for bad debts was $2.4 million, primarily related to $0.9 million of client trading account deficits within our Retail segment and $0.9 million of reserves on client receivables and $0.6 million of client trading account deficits within the Commercial segment. During the prior year period, bad debts were $4.4 million, primarily related to $3.9 million of OTC client account deficits and $0.2 million in uncollected client receivables within the Commercial segment, and $0.3 million of client deficits in the Institutional segment.
Provision for Taxes: The effective income tax rate was 28% in the six months ended March 31, 2021 compared to 29% in the six months ended March 31, 2020. For the six months ended March 31, 2021 and 2020, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Variable compensation and benefits	$106.0	28%	$82.6	29%	$190.3	27%	$137.2	27%
Transaction-based clearing expenses	74.8	21%	63.8	23%	140.2	20%	110.1	22%
Introducing broker commissions	40.8	11%	29.6	11%	79.0	11%	55.8	11%
Total variable expenses	221.6	60%	176.0	63%	409.5	58%	303.1	60%
Fixed compensation and benefits	79.0	21%	54.1	19%	148.3	21%	103.5	21%
Other fixed expenses	72.0	19%	46.2	16%	146.1	21%	91.1	18%
Bad debts	0.9	—%	4.4	2%	2.4	—%	4.4	1%
Total non-variable expenses	151.9	40%	104.7	37%	296.8	42%	199.0	40%
Total non-interest expenses	$373.5	100%	$280.7	100%	$706.3	100%	$502.1	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
As a percentage of total non-interest expenses, variable expenses were 60% in the three months ended March 31, 2021 compared to 63% in the three months ended March 31, 2020. As a percentage of total non-interest expenses, variable expenses were 58% in the six months ended March 31, 2021 compared to 60% in the prior year.
During the three months ended March 31, 2021, non-variable expenses, excluding bad debts increased $50.7 million, or 51%, period-over-period, of which $33.5 million of the increase related to companies acquired after March 2020. During the six months ended March 31, 2021, non-variable expenses, excluding bad debts increased $99.8 million, or 51%, period-over-period, of which $76.1 million of the increase related to companies acquired after September 2019.

Segment Information
During the three months ended September 30, 2020, we completed the acquisition of Gain, which we view as a significant acquisition, triggering a reassessment of the financial information that our Chief Operating Decision Maker, our executive management team, reviews on a regular basis and uses to make resource allocation decisions. In light of this fundamental change and reassessment, we modified the operating segments we use to evaluate our performance. Accordingly, our operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 3,000 employees allowing us to serve clients in more than 180 countries.
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
Net contribution is calculated as net operating revenues less variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage that can vary by revenue type, of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct segment costs. These non-variable direct expenses include trader base compensation and benefits, operational charges, trading systems and market information, professional fees, travel and business development, communications, bad debts, trade errors and direct marketing expenses.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2021	% of Operating Revenues	2020	% of Operating Revenues	2021	% of Operating Revenues	2020	% of Operating Revenues
Revenues:
Sales of physical commodities	$10,804.3		$20,016.9		$19,687.8		$30,994.9
Principal gains, net	264.1		167.9		471.9		279.6
Commission and clearing fees	130.2		117.0		250.1		204.5
Consulting, management, and account fees	20.3		22.1		43.0		42.9
Interest income	26.1		45.1		49.8		93.5
Total revenues	11,245.0		20,369.0		20,502.6		31,615.4
Cost of sales of physical commodities	10,773.4		19,999.5		19,643.8		30,967.7
Operating revenues	471.6	100%	369.5	100%	858.8	100%	647.7	100%
Transaction-based clearing expenses	74.6	16%	63.5	17%	140.1	16%	109.5	17%
Introducing broker commissions	40.8	9%	29.6	8%	79.0	9%	55.8	9%
Interest expense	11.8	3%	29.5	8%	22.6	3%	62.3	10%
Net operating revenues	344.4		246.9		617.1		420.1
Variable direct compensation and benefits	96.1	20%	72.0	19%	170.2	20%	119.4	18%
Net contribution	248.3		174.9		446.9		300.7
Fixed compensation and benefits	44.1		28.4		81.3		53.4
Other fixed expenses	44.3		24.8		89.0		49.8
Bad debts	0.9		4.4		2.4		4.4
Total non-variable direct expenses	89.3	19%	57.6	16%	172.7	20%	107.6	17%
Segment income	$159.0		$117.3		$274.2		$193.1
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net contribution for all of our business segments increased $73.4 million, or 42%, to $248.3 million in the three months ended March 31, 2021 compared to $174.9 million in the three months ended March 31, 2020. Segment income increased $41.7 million, or 36%, to $159.0 million in the three months ended March 31, 2021 compared to $117.3 million in the three months ended March 31, 2020.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Net contribution for all of our business segments increased $146.2 million, or 49%, to $446.9 million in the six months ended March 31, 2021 compared to $300.7 million in the prior year. Segment income increased $81.1 million, or 42%, to $274.2 million in the six months ended March 31, 2021 compared to $193.1 million in the prior year.
Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services differentiates us from our competitors and maximizes the opportunity to retain our clients.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$10,393.1	$19,923.4	(48)%	$19,163.5	$30,845.6	(38)%
Principal gains, net	67.4	61.8	9%	111.4	99.9	12%
Commission and clearing fees	45.7	38.7	18%	88.4	71.2	24%
Consulting, management and account fees	5.4	5.0	8%	10.0	9.7	3%
Interest income	4.8	8.5	(44)%	8.6	17.3	(50)%
Total revenues	10,516.4	20,037.4	(48)%	19,381.9	31,043.7	(38)%
Cost of sales of physical commodities	10,372.1	19,911.2	(48)%	19,132.0	30,824.3	(38)%
Operating revenues	144.3	126.2	14%	249.9	219.4	14%
Transaction-based clearing expenses	14.1	11.1	27%	27.2	20.7	31%
Introducing broker commissions	8.4	6.6	27%	15.5	12.7	22%
Interest expense	3.6	4.2	(14)%	6.4	8.0	(20)%
Net operating revenues	118.2	104.3	13%	200.8	178.0	13%
Variable direct compensation and benefits	36.4	33.9	7%	62.2	56.1	11%
Net contribution	81.8	70.4	16%	138.6	121.9	14%
Fixed compensation and benefits	12.4	12.5	(1)%	24.7	23.9	3%
Other fixed expenses	12.9	12.1	7%	24.8	23.5	6%
Bad debts	0.9	4.1	(78)%	1.4	4.1	(66)%
Non-variable direct expenses	26.2	28.7	(9)%	50.9	51.5	(1)%
Segment income	$55.6	$41.7	33%	$87.7	$70.4	25%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$57.5	$52.9	9%	$109.2	$93.5	17%
OTC derivatives	35.1	44.4	(21)%	59.2	67.1	(12)%
Physical contracts	43.1	18.9	128%	65.2	37.9	72%
Interest / fees earned on client balances	3.0	4.9	(39)%	5.5	10.7	(49)%
Other	5.6	5.1	10%	10.8	10.2	6%
	$144.3	$126.2	14%	$249.9	$219.4	14%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	8,133	8,710	(7)%	16,003	15,819	1%
Listed derivatives, average rate per contract (1)	$6.63	$5.39	23%	$6.43	$5.22	23%
Average client equity - listed derivatives (millions)	$1,757	$944	86%	$1,510	$924	63%
OTC derivatives (contracts, 000’s)	623	610	2%	1,118	1,099	2%
OTC derivatives, average rate per contract	$56.05	$72.45	(23)%	$52.51	$60.69	(13)%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating revenues increased 14% to $144.3 million in the three months ended March 31, 2021 compared to $126.2 million in the three months ended March 31, 2020. Net operating revenues increased 13% to $118.2 million in the three months ended March 31, 2021 compared to $104.3 million in the three months ended March 31, 2020.
Listed derivative operating revenues increased 9% to $57.5 million in the three months ended March 31, 2021 driven by a 23% increase in the average rate per contract. Listed derivatives contract volumes declined 7% despite strong contract volume growth in agricultural markets driven by rising commodity prices as a result of lower LME contract volumes which benefited from COVID related volatility in the prior year. The increase in listed derivative operating revenues was partially offset by a $2.8 million decline in derivative voice brokerage revenues. Derivative voice brokerage data is not included in the listed derivatives volume or average rate per contract in the select data table above.

Operating revenues derived from OTC transactions declined 21% to $35.1 million in the three months ended March 31, 2021 despite a 2% increase in OTC volumes as the average rate per contract declined 23% compared to the prior year which benefited from a widening of spreads due to heightened volatility in energy markets driven by the onset of the COVID-19 pandemic.
Operating revenues derived from physical transactions increased 128% to $43.1 million compared to $18.9 million in the prior year led the continued strong customer demand for precious metals, as well as in biodiesel feedstock markets. The three months ended March 31, 2021 include a $2.4 million net gain recognized on the sale of inventory carried at the lower of cost or net realizable value at December 31, 2020.
Interest and fee income earned on client balances declined 39% the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in March 2020. Partially offsetting the decline in short term interest rates was an 86% increase in average client equity to $1,757 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 41% in both the three months ended March 31, 2021 and 2020.
Segment income increased $13.9 million, or 33%, to $55.6 million in the three months ended March 31, 2021 compared to $41.7 million in the three months ended March 31, 2020, primarily as a result of the growth in operating revenues and a $3.2 million decline in bad debt expense and a $0.9 million decline in travel and business development expenses. This was partially offset by a $0.6 million increase in market information and trade system costs, as well as a $0.4 million increase in professional fees compared to the prior year period.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Operating revenues increased 14% to $249.9 million in the six months ended March 31, 2021 compared to $219.4 million in the six months ended March 31, 2020. Net operating revenues increased 13% to $200.8 million in the six months ended March 31, 2021 compared to $178.0 million in the six months ended March 31, 2020.
The increase in operating revenues derived from listed derivatives was primarily driven by both a 23% increase in the average rate per contract, as well as a 1% increase in contract volumes compared with the prior year period which was primarily driven by increased volatility in domestic grain markets. This increase was partially offset by a $5.0 million decline in derivative voice brokerage revenues. Derivative voice brokerage data is not included in the listed derivatives volume or average rate per contract in the select data table above.
The decline in operating revenues derived from OTC transactions was driven by a 13% decrease in the average rate per contract, which was partially offset by a 2% increase in OTC volumes. The prior year to date period benefited from elevated volatility in energy markets caused by economic concerns related the onset of the COVID-19 pandemic.
Operating revenues derived from physical transactions increased 72% to $65.2 million compared to $37.9 million in the prior year principally due to the continued strong customer demand for precious metals. The six months ended March 31, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $0.5 million and $1.1 million, respectively. In addition, in the six months ended March 31, 2020, we recorded a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell.
Interest and fee income earned on client balances declined 49% the six months ended March 31, 2021 compared to the six months ended March 31, 2020 as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in March 2020. Partially offsetting the decline in short term interest rates was an 63% increase in average client equity to $1,510 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 42% in the six months ended March 31, 2021 compared to 41% in the six months ended March 31, 2020.
Segment income increased $17.3 million, or 25%, to $87.7 million in the six months ended March 31, 2021 compared to $70.4 million in the six months ended March 31, 2020, driven by the growth in operating revenues, as well as a $2.7 million decline in bad debt expense. Fixed compensation and benefits and other fixed expenses increased modestly compared to the prior year to date period.

Institutional
We provide institutional clients with a range of products and services, including a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally, as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, we originate, structure and place debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Institutional segment, for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	n/m	$—	$—	n/m
Principal gains, net	98.7	78.3	26%	177.8	122.0	46%
Commission and clearing fees	67.6	63.6	6%	129.5	105.7	23%
Consulting, management and account fees	4.4	7.3	(40)%	9.5	14.4	(34)%
Interest income	20.9	36.5	(43)%	40.3	76.0	(47)%
Total revenues	191.6	185.7	3%	357.1	318.1	12%
Cost of sales of physical commodities	—	—	n/m	—	—	n/m
Operating revenues	191.6	185.7	3%	357.1	318.1	12%
Transaction-based clearing expenses	52.5	50.3	4%	97.1	84.8	15%
Introducing broker commissions	7.4	5.2	42%	15.4	9.3	66%
Interest expense	7.9	25.3	(69)%	15.5	54.3	(71)%
Net operating revenues	123.8	104.9	18%	229.1	169.7	35%
Variable direct compensation and benefits	48.5	32.4	50%	86.7	51.2	69%
Net contribution	75.3	72.5	4%	142.4	118.5	20%
Fixed compensation and benefits	12.9	11.7	10%	24.4	21.9	11%
Other fixed expenses	10.3	9.1	13%	21.1	19.6	8%
Bad debts	0.1	0.3	(67)%	0.1	0.3	(67)%
Non-variable direct expenses	23.3	21.1	10%	45.6	41.8	9%
Segment income	$52.0	$51.4	1%	$96.8	$76.7	26%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$43.6	$45.2	(4)%	$86.9	$76.8	13%
OTC derivatives	—	0.1	(100)%	0.1	0.1	—%
Securities	133.1	108.3	23%	237.5	179.0	33%
FX contracts	3.5	8.9	(61)%	8.5	13.5	(37)%
Interest / fees earned on client balances	2.5	9.8	(74)%	5.0	21.5	(77)%
Other	8.9	13.4	(34)%	19.1	27.2	(30)%
	$191.6	$185.7	3%	$357.1	$318.1	12%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	28,985	38,902	(25)%	58,338	65,853	(11)%
Listed derivatives, average rate per contract (1)	$1.46	$1.13	29%	$1.45	$1.12	29%
Average client equity - listed derivatives (millions)	$2,056	$1,501	37%	$2,109	$1,427	48%
Securities ADV ( millions)	$3,003	$2,235	34%	$2,579	$1,736	49%
Securities RPM (2)	$714	$769	(7)%	$725	$804	(10)%
Average money market / FDIC sweep client balances (millions)	$1,356	$957	42%	$1,341	$969	38%
FX contracts ADV ( millions)	$1,351	$2,031	(33)%	$1,510	$1,584	(5)%
FX contracts RPM	$41	$71	(42)%	$44	$69	(36)%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating revenues increased 3% to $191.6 million in the three months ended March 31, 2021 compared to $185.7 million in the three months ended March 31, 2020. Net operating revenues increased 18% to $123.8 million in the three months ended March 31, 2021 compared to $104.9 million in the three months ended March 31, 2020.
The increase in operating revenues was primarily driven by a 23% increase in operating revenues from securities transactions. The ADV of securities traded increased 34% driven by volatility in the global equity and fixed income markets, an expansion of our product offering and growth in market share, while the RPM traded decreased 7%.
Operating revenues derived from listed derivatives declined 4% compared to the prior year period, as a 29% increase in the average rate per contract was more than offset by a 25% decline in listed derivative contract volumes. The decline in derivative contract volumes was primarily a result of heightened volatility in the prior year period related to the onset of the COVID-19 pandemic which in turn led to increased levels of customer activity in the year ago period.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined 74% compared to the prior year as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 37% and 42%, respectively.
Also primarily as a result of the decline in short term interest rates, interest expense declined 69% compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities declining $10.9 million and interest expense directly attributable to securities lending activities declining $3.8 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 57% in the three months ended March 31, 2021 compared to 47% in the three months ended March 31, 2020, primarily as the result of the decline in interest income and higher variable compensation as a result of improved performance and product mix.
Segment income increased $0.6 million, or 1%, to $52.0 million in the three months ended March 31, 2021 compared to $51.4 million in the three months ended March 31, 2020, primarily as a result of the increase in operating revenues noted above. Non-variable direct expenses, excluding bad debts, increased $2.4 million, or 12% versus the three months ended March 31, 2020, primarily related to fixed compensation and market information associated with the continued build out of several recent acquisitions and initiatives.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Operating revenues increased 12% to $357.1 million in the six months ended March 31, 2021 compared to $318.1 million in the six months ended March 31, 2020. Net operating revenues increased 35% to $229.1 million in the six months ended March 31, 2021 compared to $169.7 million in the six months ended March 31, 2020.
The increase in operating revenues was primarily driven by a 33% increase in operating revenues from securities transactions. The ADV of securities traded increased 49% driven by volatility in the global equity and fixed income markets, an expansion of our product offering and growth in market share, while the RPM traded decreased 10%.
Operating revenues derived from listed derivatives increased 13% as listed derivative contract volumes decreased 11% in the six months ended March 31, 2021 compared to the six months ended March 31, 2020, however the average rate per contract increased 29% compared to the prior year to date period.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined 77% compared to the prior year as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 48% and 38%, respectively.
Also primarily as a result of the decline in short term interest rates, interest expense declined 71% compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities declining $24.7 million and interest expense directly attributable to securities lending activities declining $9.2 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 56% in the six months ended March 31, 2021 compared to 46% in the six months ended March 31, 2020, primarily as the result of the decline in interest income and higher variable compensation as a result of improved performance and product mix.

Segment income increased $20.1 million, or 26%, to $96.8 million in the six months ended March 31, 2021 compared to $76.7 million in the six months ended March 31, 2020, primarily as a result of the increase in operating revenues noted above. Non-variable direct expenses, excluding bad debts, increased $4.0 million, or 10% versus the six months ended March 31, 2020, primarily related to fixed compensation and trade system costs associated with the continued build out of several recent acquisitions and initiatives.
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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$411.2	$93.5	340%	$524.3	$149.3	251%
Principal gains, net	66.3	(0.1)	n/m	118.5	0.2	n/m
Commission and clearing fees	15.6	13.7	14%	29.7	25.6	16%
Consulting, management and account fees	10.0	9.3	8%	22.3	17.5	27%
Interest income	0.4	0.1	300%	0.9	0.2	350%
Total revenues	503.5	116.5	332%	695.7	192.8	261%
Cost of sales of physical commodities	401.3	88.3	354%	511.8	143.4	257%
Operating revenues	102.2	28.2	262%	183.9	49.4	272%
Transaction-based clearing expenses	6.5	0.8	713%	12.7	1.3	877%
Introducing broker commissions	24.8	17.7	40%	47.8	33.5	43%
Interest expense	0.2	—	n/m	0.6	—	n/m
Net operating revenues	70.7	9.7	629%	122.8	14.6	741%
Variable direct compensation and benefits	5.2	0.3	1,633%	8.7	0.7	1,143%
Net contribution	65.5	9.4	597%	114.1	13.9	721%
Fixed compensation and benefits	14.9	1.2	1,142%	25.1	2.0	1,155%
Other fixed expenses	18.7	1.2	1,458%	38.2	2.0	1,810%
Bad debts	(0.1)	—	n/m	0.9	—	n/m
Non-variable direct expenses	33.5	2.4	1,296%	64.2	4.0	1,505%
Segment income	$32.0	$7.0	357%	$49.9	$9.9	404%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Securities	$24.7	$22.7	9%	$46.9	$42.3	11%
FX / CFD contracts	71.2	—	n/m	126.0	—	n/m
Physical contracts	6.4	4.9	31%	8.1	6.0	35%
Interest / fees earned on client balances	0.3	0.6	(50)%	0.6	1.1	(45)%
Other	(0.4)	—	n/m	2.3	—	n/m
	$102.2	$28.2	262%	$183.9	$49.4	272%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$9,792	$—	n/m	$9,406	$—	n/m
FX / CFD contracts RPM	$114	$—	n/m	$106	$—	n/m

(1)	The ADV for the three months ended March 31, 2021 includes the ADV of Gain, which was acquired effective August 1, 2020

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating revenues increased $74.0 million, or 262%, to $102.2 million in the three months ended March 31, 2021 compared to $28.2 million in the three months ended March 31, 2020. Net operating revenues increased $61.0 million, or 629%, to $70.7 million in the three months ended March 31, 2021 compared to $9.7 million in the three months ended March 31, 2020.
Operating revenues derived from FX / CFD contracts represent the incremental revenues from the acquisition of Gain effective August 1, 2020.
Operating revenues from securities transactions relates to our independent wealth management activities which increased 9% to $24.7 million in the three months ended March 31, 2021 compared to $22.7 million in the three months ended March 31, 2020.
The increase in operating revenues derived from physical contracts was a result of continued strong customer demand for precious metals.
Interest and fee income earned on client balances declined 50% to $0.3 million primarily as a result of the decline in short-term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 36% in the three months ended March 31, 2021 compared to 67% in the three months ended March 31, 2020, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable expense cost base.
Segment income increased $25.0 million, or 357%, to $32.0 million in the three months ended March 31, 2021 compared to $7.0 million in the three months ended March 31, 2020, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective August 1, 2020, which a brings a larger fixed cost base.
Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Operating revenues increased $134.5 million, or 272%, to $183.9 million in the six months ended March 31, 2021 compared to $49.4 million in the six months ended March 31, 2020. Net operating revenues increased $108.2 million, or 741%,to $122.8 million in the six months ended March 31, 2021 compared to $14.6 million in the six months ended March 31, 2020.
Operating revenues derived from FX / CFD contracts represent the incremental revenues from the acquisition of Gain effective August 1, 2020.
Operating revenues from securities transactions relates to our independent wealth management activities which increased 11% to $46.9 million in the six months ended March 31, 2021 compared to $42.3 million in the six months ended March 31, 2020.
The increase in operating revenues derived from physical contracts was a result of continued strong customer demand for precious metals. This increase in physical contract operating revenues was partially offset by a $0.6 million unrealized loss on derivative positions held against precious metals inventories carried at the lower of cost or net realizable value at September 30, 2020. The prior year period includes a $0.4 million realized net gain recognized on the sale of inventory carried at the lower of cost or net realizable value at September 30, 2019.
Interest and fee income earned on client balances declined 45% to $0.6 million primarily as a result of the decline in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 38% in the six months ended March 31, 2021 compared to 72% in the six months ended March 31, 2020, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable rate cost base.
Segment income increased $40.0 million, or 404%, to $49.9 million in the six months ended March 31, 2021 compared to $9.9 million in the six months ended March 31, 2020, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective August 1, 2020, which a brings a larger fixed cost base.

Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses, as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 170 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	—	$—	$—	—
Principal gains, net	31.7	27.9	14%	64.2	57.5	12%
Commission and clearing fees	1.3	1.0	30%	2.5	2.0	25%
Consulting, management, account fees	0.5	0.5	—%	1.2	1.3	(8)%
Interest income	—	—	—	—	—	n/m
Total revenues	33.5	29.4	14%	67.9	60.8	12%
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	33.5	29.4	14%	67.9	60.8	12%
Transaction-based clearing expenses	1.5	1.3	15%	3.1	2.7	15%
Introducing broker commissions	0.2	0.1	100%	0.3	0.3	—%
Interest expense	0.1	—	n/m	0.1	—	n/m
Net operating revenues	31.7	28.0	13%	64.4	57.8	11%
Variable compensation and benefits	6.0	5.4	11%	12.6	11.4	11%
Net contribution	25.7	22.6	14%	51.8	46.4	12%
Fixed compensation and benefits	3.9	3.0	30%	7.1	5.6	27%
Other fixed expenses	2.4	2.4	—%	4.9	4.7	4%
Bad debts	—	—	—	—	—	—
Total non-variable direct expenses	6.3	5.4	17%	12.0	10.3	17%
Segment income	$19.4	$17.2	13%	$39.8	$36.1	10%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Payments	$32.8	$28.8	14%	$66.4	$59.4	12%
Other	0.7	0.6	17%	1.5	1.4	7%
	$33.5	$29.4	14%	$67.9	$60.8	12%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$52	$48	8%	$52	$49	6%
Global Payments RPM	$10,420	$9,693	8%	$10,177	$9,673	5%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating revenues increased 14% to $33.5 million in the three months ended March 31, 2021 compared to $29.4 million in the three months ended March 31, 2020, Net operating revenues increased 13% to $31.7 million in the three months ended March 31, 2021 compared to $28.0 million in the three months ended March 31, 2020.
The increase in operating revenues was primarily driven by an 8% increase in the average daily notional payment volume and an 8% increase in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in both the three months ended March 31, 2021 and the three months ended March 31, 2020.
Segment income increased $2.2 million, or 13%, to $19.4 million in the three months ended March 31, 2021 compared to $17.2 million in the three months ended March 31, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $0.9 million increase in non-variable direct expenses versus the prior year period.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Operating revenues increased 12% to $67.9 million in the six months ended March 31, 2021 compared to $60.8 million in the six months ended March 31, 2020. Net operating revenues increased 11% to $64.4 million in the six months ended March 31, 2021 compared to $57.8 million in the six months ended March 31, 2020.
The increase in operating revenues was primarily driven by a 6% increase in the average daily notional payment volume and a 5% increase in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the six months ended March 31, 2021 and the six months ended March 31, 2020.
Segment income increased $3.7 million, or 10%, to $39.8 million in the six months ended March 31, 2021 compared to $36.1 million in the six months ended March 31, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $1.7 million increase in non-variable direct expenses versus the prior year period.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown previously in Compensation and Other Expenses. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$9.1	$9.9	(8)%	$18.1	$16.3	11%
Fixed compensation and benefits	29.9	21.4	40%	57.3	41.7	37%
	39.0	31.3	25%	75.4	58.0	30%
Other expenses:
Occupancy and equipment rental	7.4	4.9	51%	15.8	9.9	60%
Non-trading technology and support	7.6	4.7	62%	15.8	9.4	68%
Professional fees	5.2	3.9	33%	10.9	7.9	38%
Depreciation and amortization	4.1	3.8	8%	8.4	7.7	9%
Communications	1.6	1.3	23%	3.3	2.7	22%
Selling and marketing	0.2	2.8	(93)%	0.6	3.4	(82)%
Trading systems and market information	0.9	0.7	29%	1.6	1.2	33%
Travel and business development	0.1	0.6	(83)%	0.7	2.0	(65)%
Other	6.4	3.7	73%	11.7	7.0	67%
	33.5	26.4	27%	68.8	51.2	34%
Total compensation and other expenses	$72.5	$57.7	26%	$144.2	$109.2	32%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Total unallocated costs and other expenses increased $14.8 million to $72.5 million in the three months ended March 31, 2021 compared to $57.7 million in the three months ended March 31, 2020. Compensation and benefits increased $7.7 million, or 25%, to $39.0 million in the three months ended March 31, 2021 compared to $31.3 million in the three months ended March 31, 2020, primarily incurred in conjunction with the increased merger and acquisitions activity, as incremental costs related to acquisitions closed after March 2020 were $3.7 million. Administrative headcount increased 30% compared to March 2020, primarily from incremental employees as a result of the acquisitions. The headcount increases span across all administrative departments, most notably IT, accounting and compliance. Other non-compensation expenses increased $7.1 million, or 27%, to $33.5 million in the three months ended March 31, 2021 compared to $26.4 million in the prior year primarily incurred in conjunction with the increased merger and acquisitions activity as incremental costs related to acquisitions closed after March 2020 were $5.8 million.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
Total unallocated costs and other expenses increased $35.0 million to $144.2 million in the six months ended March 31, 2021 compared to $109.2 million in the six months ended March 31, 2020. Compensation and benefits increased $17.4 million, or 30% to $75.4 million in the six months ended March 31, 2021 compared to $58.0 million in the six months ended March 31, 2020, primarily incurred in conjunction with the increased merger and acquisitions activity as incremental costs related to acquisitions closed after September 2019 were $9.9 million. Other non-compensation expenses increased $17.6 million, or 34%, to $68.8 million in the six months ended March 31, 2021 compared to $51.2 million in the prior year primarily incurred in conjunction with the increased merger and acquisitions activity as incremental costs related to acquisitions closed after March 2020 were $14.3 million.
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
StoneX Financial Inc. (“Stonex Financial”) is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our clients to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our clients and the required margin per contract. StoneX Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. StoneX Financial is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
Gain Capital Group, LLC is registered as a futures commission merchant and registered foreign exchange dealer, subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.
These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that both StoneX Financial and Gain Capital Group, LLC must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
StoneX Financial Ltd (formerly INTL FCStone Ltd) is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers. During the three months ended March 31, 2021, StoneX Financial Ltd finalized the transfer of substantially all business formerly within Gain’s U.K. operating entity, Gain Capital U.K., Ltd. This transfer is significant to our liquidity management.
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

As of March 31, 2021, we had total equity capital of $860.2 million, outstanding loans under revolving credit facilities of $281.0 million, outstanding senior secured term loan of $174.9 million and $337.1 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of March 31, 2021, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models, as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our clients are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
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
StoneX Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial for any account deficits in their accounts. As of September 30, 2020, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.

During our October 1, 2020 implementation of CECL, the new credit reserving model which is based on expected losses over the life of an asset and which applies to client deficits, we completed an assessment of the collectability of these accounts in light of this new guidance. As a result of the implementation, we recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million. We continue to assess collectability of these accounts quarterly, including the consideration of numerous arbitration proceedings we have initiated against these clients to recover deficit balances in their accounts. As we move through the collection and arbitration processes and additional information becomes available, we will continue to consider that information in our determination of any changes in the allowance against the carrying value of these uncollected balances. Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of March 31, 2021 and September 30, 2020, were $15.8 billion and $13.5 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial, StoneX Financial Ltd, and Gain Capital Group, LLC are restricted from being transferred to the parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $128.8 million and $30.0 million for the six months ended March 31, 2021 and 2020, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of March 31, 2021, we had four committed bank credit facilities, totaling $771.7 million, of which $455.9 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Consolidated Financial Statements. The credit facilities include:
•A three-year syndicated loan facility, which includes a $196.5 million revolving credit facility and a $196.5 million Term Loan, committed until February 22, 2022, under which we are entitled to borrow up to $371.7 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured syndicated loan facility committed until April 1, 2022, under which our subsidiary, StoneX Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated loan facility committed until January 29, 2022, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $300.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2021, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Consolidated Financial Statements. As reflected above, three of our committed credit facilities are scheduled to expire during the next twelve months as of March 31, 2021. We intend to renew or replace the facilities as they expire, and based on our liquidity position and capital structure, the Company believes it will be able to do so.
As of March 31, 2021, we had four uncommitted bank credit facilities with an outstanding balance of $25.0 million. The credit facilities include:
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

Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2021, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended March 31, 2021, interest expense directly attributable to trading activities includes $8.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $15.8 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2021. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $683.7 million from $4,468.4 million as of September 30, 2020 to $5,152.1 million as of March 31, 2021. During the six months ended March 31, 2021, net cash of $665.0 million was provided by operating activities, $40.4 million was used in investing activities and net cash of $46.4 million was provided by financing activities.
Net cash provided by financing activities during the six months ended March 31, 2021 was partially offset by the required principal payments of $4.9 million made during the period against the senior term loan. There was also a financing cash inflow related to net borrowings on our revolving lines of credit with maturities of 90 days or less of $42.8 million during the six months ended March 31, 2021, which increased payables to lenders under loans. Additionally, we had a $9.0 million inflow from notes payable issued to finance our airplane purchase. There was a financing cash outflow related to repayments on our revolving line of credit with maturities of greater than 90 days which exceeded our repayments in the amount of $5.0 million, which decreased payables to lenders under loans. During the six months ended March 31, 2021, we had no repurchases of our outstanding common stock.
We continuously evaluate opportunities to expand our business. Investing activities include $40.0 million in capital expenditures for property and equipment during the six months ended March 31, 2021 compared to $4.5 million during the prior year. The fluctuations in capital expenditures is primarily due to the purchase of a corporate airplane, which subsequently was partially financed with a promissory note with a banking institution, leasehold improvement projects related to new office space, purchasing of IT equipment, and capitalizing internally developed software.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $12.7 million.
In the broker-dealer and related trading industries, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and foreign exchange operations, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfers of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
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
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources. Based upon our current operations, we believe that cash flows from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the following year. Any projections of future earnings and cash flows are subject to substantial uncertainty, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under credit facilities. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. Although we believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our operations for the foreseeable future, the challenges posed by COVID-19 on our business are expected to continue to shift rapidly. Consequently, we will continue to assess our liquidity needs and anticipated capital requirements in light of future developments, particularly those relating to COVID-19.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2021 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2021 and September 30, 2020, at fair value of the related financial instruments, totaling $1,118.2 million and $686.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2021, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2021. The totals of $1,118.2 million and $686.0 million include a net liability of $389.9 million and $176.8 million for derivatives, based on their fair value as of March 31, 2021 and September 30, 2020, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2021 and September 30, 2020.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2021.

Market-to-Market Revenues
Number of Days
30
25
20
15
10
5
0
3
1
4
7
23
28
18
24
6
7
6
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional dealer in fixed income securities business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities primarily consist of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations, as well as investment grade, high-yield, convertible and emerging markets debt securities. Derivative instruments, which consist of futures, TBA securities and forward settling transactions, are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with mortgage-backed securities.
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
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of March 31, 2021, $490.0 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2021, $350.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of March 31, 2021.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended March 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2021 to January 31, 2021	—	$—	—	1,000,000
February 1, 2021 to February 28, 2021	—	—	—	1,000,000
March 1, 2021 to March 31, 2021	—	—	—	1,000,000
Total	—	$—	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	May 10, 2021	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 10, 2021	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer