Form 10-Q
period 2021-06-30
StoneX Group Inc.
filed 2021-08-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 5, 2021, there were 19,816,607 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$1,075.6	$952.6
Cash, securities and other assets segregated under federal and other regulations (including $96.1 million and $2.6 million at fair value at June 30, 2021 and September 30, 2020, respectively)	2,325.5	1,920.2
Collateralized transactions:
Securities purchased under agreements to resell	2,027.2	1,696.2
Securities borrowed	1,697.3	1,440.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1,028.8 million and $1,775.8 million at fair value at June 30, 2021 and September 30, 2020, respectively)	4,617.7	3,629.9
Receivable from clients, net (including $5.1 million and $1.5 million at fair value at June 30, 2021 and September 30, 2020, respectively)	617.3	411.4
Notes receivable, net	6.6	1.7
Income taxes receivable	16.8	16.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $778.2 million and $468.6 million at June 30, 2021 and September 30, 2020, respectively)	3,467.2	2,727.7
Physical commodities inventory, net (including $376.3 million and $215.7 million at fair value at June 30, 2021 and September 30, 2020, respectively)	484.8	281.1
Deferred income taxes, net	37.0	36.9
Property and equipment, net	91.1	62.1
Operating right of use assets	129.9	101.5
Goodwill and intangible assets, net	98.7	109.5
Other assets	107.1	87.5
Total assets	$16,799.8	$13,474.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.4 million and $1.5 million at fair value at June 30, 2021 and September 30, 2020, respectively)	$302.7	$272.6
Operating lease liabilities	151.7	118.7
Payables to:
Clients (including $(495.7) million and $(222.7) million at fair value at June 30, 2021 and September 30, 2020, respectively)	7,177.7	5,689.0
Broker-dealers, clearing organizations and counterparties (including $12.4 million and $14.7 million at fair value at June 30, 2021 and September 30, 2020, respectively)	375.5	537.5
Lenders under loans	273.7	268.1
Senior secured borrowings, net	508.7	515.5
Income taxes payable	16.3	22.6
Collateralized transactions:
Securities sold under agreements to repurchase	3,627.6	3,155.5
Securities loaned	1,700.3	1,441.9
Financial instruments sold, not yet purchased, at fair value	1,764.2	686.0
Total liabilities	15,898.4	12,707.4
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,331,856 issued and 19,859,899 outstanding at June 30, 2021 and 21,798,551 issued and 19,376,594 outstanding at September 30, 2020	0.2	0.2
Common stock in treasury, at cost - 2,471,957 shares at June 30, 2021 and 2,421,957 shares at September 30, 2020	(60.7)	(57.6)
Additional paid-in-capital	310.5	292.6
Retained earnings	675.2	572.4
Accumulated other comprehensive loss, net	(23.8)	(40.1)
Total equity	901.4	767.5
Total liabilities and stockholders' equity	$16,799.8	$13,474.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues:
Sales of physical commodities	$9,785.9	$7,944.5	$29,473.7	$38,939.4
Principal gains, net	232.1	161.0	700.7	442.0
Commission and clearing fees	124.0	96.1	373.2	299.9
Consulting, management, and account fees	22.3	19.4	67.4	63.3
Interest income	27.8	22.4	72.4	110.1
Total revenues	10,192.1	8,243.4	30,687.4	39,854.7
Cost of sales of physical commodities	9,760.6	7,920.8	29,404.4	38,888.5
Operating revenues	431.5	322.6	1,283.0	966.2
Transaction-based clearing expenses	67.1	55.3	207.3	165.4
Introducing broker commissions	41.8	24.0	120.8	79.8
Interest expense	14.5	11.5	35.5	70.4
Interest expense on corporate funding	10.1	3.9	31.1	8.8
Net operating revenues	298.0	227.9	888.3	641.8
Compensation and other expenses:
Compensation and benefits	177.3	132.5	515.9	373.2
Trading systems and market information	14.4	11.8	42.9	33.4
Professional fees	9.5	6.1	27.8	16.8
Non-trading technology and support	11.3	6.9	32.8	18.8
Occupancy and equipment rental	9.7	5.4	25.8	15.3
Selling and marketing	8.1	0.5	23.4	6.1
Travel and business development	1.3	0.7	2.8	8.4
Communications	2.3	1.7	7.0	4.8
Depreciation and amortization	9.7	4.4	26.7	12.5
Bad debts	1.3	1.8	3.7	6.2
Other	10.7	7.1	33.9	19.6
Total compensation and other expenses	255.6	178.9	742.7	515.1
Gain on acquisitions and other gains	3.6	—	3.6	0.1
Income before tax	46.0	49.0	149.2	126.8
Income tax expense	11.8	12.4	40.2	34.6
Net income	$34.2	$36.6	$109.0	$92.2
Earnings per share:
Basic	$1.72	$1.90	$5.53	$4.78
Diluted	$1.67	$1.87	$5.38	$4.71
Weighted-average number of common shares outstanding:
Basic	19,255,452	18,807,104	19,102,244	18,809,823
Diluted	19,855,226	19,103,166	19,669,397	19,122,681
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$34.2	$36.6	$109.0	$92.2
Other comprehensive income/(loss):
Foreign currency translation adjustment	4.0	—	16.3	(2.7)
Other comprehensive income/(loss)	4.0	—	16.3	(2.7)
Comprehensive income	$38.2	$36.6	$125.3	$89.5
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$109.0	$92.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.7	12.5
Amortization of right of use assets	6.5	6.0
Bad debts	3.7	6.2
Deferred income taxes	2.2	(0.7)
Amortization of debt issuance costs	2.9	1.3
Amortization of share-based compensation	10.3	7.4
Gain on sale of property and equipment	(0.5)	—
Bargain purchase gain on acquisition	(3.3)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(8.1)	296.2
Securities purchased under agreements to resell	(331.0)	(332.8)
Securities borrowed	(257.3)	(44.2)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(164.1)	55.9
Receivables from clients, net	(217.8)	8.3
Notes receivable, net	(4.9)	(1.8)
Income taxes receivable	(0.5)	7.7
Financial instruments owned, at fair value	(739.5)	(656.7)
Physical commodities inventory, net	(203.7)	(40.9)
Other assets	(13.7)	(7.0)
Accounts payable and other accrued liabilities	35.2	20.5
Operating lease liabilities	(2.4)	(6.7)
Payables to clients	1,488.5	848.4
Payables to broker-dealers, clearing organizations, and counterparties	(162.0)	163.8
Income taxes payable	(6.3)	1.6
Securities sold under agreements to repurchase	472.1	756.7
Securities loaned	258.4	(0.2)
Financial instruments sold, not yet purchased, at fair value	1,078.2	13.5
Net cash provided by operating activities	1,378.6	1,207.2
Cash flows from investing activities:
Cash paid for acquisitions, net	(0.4)	(9.8)
Proceeds from sale of property, plant, and equipment	3.1	—
Purchase of property and equipment	(53.5)	(5.5)
Net cash used in investing activities	(50.8)	(15.3)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	1.6	150.4
Proceeds from payables to lenders under loans with maturities greater than 90 days	143.4	521.5
Repayments of payables to lenders under loans with maturities greater than 90 days	(148.4)	(560.0)
Proceeds from issuance of senior secured term loan	—	21.5
Repayments of senior secured term loan	(7.4)	(7.4)
Proceeds from issuance of senior secured notes	—	344.8
Repayment of senior secured notes	(1.6)	—
Issuance of note payable	9.0	—
Repayments of note payable	—	(0.4)
Deferred payments on acquisitions	(1.7)	(0.6)
Repurchase of common stock	(3.1)	(7.5)
Debt issuance costs	—	(9.2)
Exercise of stock options	7.6	5.2
Net cash (used in)/provided by financing activities	(0.6)	458.3
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	16.7	(2.7)
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	1,343.9	1,647.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	4,468.4	2,451.3
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$5,812.3	$4,098.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$58.0	$78.0
Income taxes paid, net of cash refunds	$44.7	$25.7
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.5	$11.5
Acquisition of business:
Assets acquired	$0.1	$357.8
Liabilities assumed	(0.2)	(359.5)
Total net liabilities assumed	$(0.1)	$(1.7)
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2021	2020
Cash and cash equivalents	$1,075.6	$465.2
Restricted cash held in escrow	—	350.0
Cash segregated under federal and other regulations(1)	2,229.5	1,135.4
Securities segregated under federal and other regulations(1)	75.0	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,245.0	1,218.7
Securities segregated and pledged to exchange-clearing organizations(2)	187.2	929.5
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$5,812.3	$4,098.8

(1) Represents segregated client cash and United States (“U.S.”) Treasury obligations held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $21.0 million and $9.8 million as of June 30, 2021 and 2020, respectively, included within ‘Cash, securities and other assets segregated under federal and other regulations’ on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,185.4 million and $1,248.5 million as of June 30, 2021 and 2020, respectively, included within ‘Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net’ on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three months ended June 30, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2020	$0.2	$(57.6)	$285.8	$458.4	$(38.2)	$648.6
Net income				36.6		36.6
Exercise of stock options			1.2			1.2
Share-based compensation			2.4			2.4
Balances as of June 30, 2020	$0.2	$(57.6)	$289.4	$495.0	$(38.2)	$688.8

	Three months ended June 30, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2
Net income				34.2		34.2
Other comprehensive income					4.0	4.0
Exercise of stock options			2.3			2.3
Share-based compensation			3.8			3.8
Repurchase of common stock		(3.1)				(3.1)
Balances as of June 30, 2021	$0.2	$(60.7)	$310.5	$675.2	$(23.8)	$901.4

	Nine months ended June 30, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment				0.7	(0.7)	—
Adjusted Balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income				92.2		92.2
Other comprehensive loss					(2.7)	(2.7)
Exercise of stock options			5.2			5.2
Share-based compensation			7.4			7.4
Repurchase of common stock		(7.5)				(7.5)
Balances as of June 30, 2020	$0.2	$(57.6)	$289.4	$495.0	$(38.2)	$688.8

	Nine months ended June 30, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment				(6.2)		(6.2)
Adjusted Balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income				109.0		109.0
Other comprehensive income					16.3	16.3
Exercise of stock options			7.6			7.6
Share-based compensation			10.3			10.3
Repurchase of common stock		(3.1)				(3.1)
Balances as of June 30, 2021	$0.2	$(60.7)	$310.5	$675.2	$(23.8)	$901.4
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “StoneX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. It delivers its services and access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. The Company has created revenue streams that are diversified by asset class, client type and geography, including commissions and spreads as clients execute transactions across its financial network, non-trading client activity including interest and fee earnings on client balances, as well as fees for market intelligence and risk management services.
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
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2020, which has been derived from the audited consolidated balance sheet of September 30, 2020, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the relevant full year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for bad debts, valuation of inventories, valuation of goodwill and intangible assets, income taxes, and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of June 30, 2021 and through the date of this Form 10-Q.
In the Condensed Consolidated Income Statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal Operating revenues in the Condensed Consolidated Income Statements is calculated by deducting Cost of sales of physical commodities from Total revenues. The subtotal Net operating revenues in the Condensed Consolidated Income Statements is calculated as Operating revenues less

Transaction-based clearing expenses, Introducing broker commissions, Interest expense, and Interest expense on corporate funding. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to transactional volumes. Introducing broker commissions include commission paid to certain non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders, direct non-variable expenses, as well as variable and non-variable expenses to operational and administrative employees.
Reclassifications
During the year ended September 30, 2020, the Company reclassified certain selling and marketing related costs in connection with the acquisition of Gain Capital Holdings, Inc. (“Gain”). In the Condensed Consolidated Income Statements, the Company has made retrospective adjustments of $0.5 million and $6.1 million to selling and marketing related costs for the three and nine months ended June 30, 2020. These costs were reclassified from Other expense to Selling and marketing expense.
Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which significantly changes the ways entities recognize credit losses on financial instruments. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which among other things, included several amendments to ASU No. 2016-13, changing how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.
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

The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2021	2020	2021	2020
Numerator:
Net income	$34.2	$36.6	$109.0	$92.2
Less: Allocation to participating securities	(1.1)	(0.9)	(3.2)	(2.1)
Net income allocated to common stockholders	$33.1	$35.7	$105.8	$90.1
Denominator:
Weighted average number of:
Common shares outstanding	19,255,452	18,807,104	19,102,244	18,809,823
Dilutive potential common shares outstanding:
Share-based awards	599,774	296,062	567,153	312,858
Diluted weighted-average common shares	19,855,226	19,103,166	19,669,397	19,122,681
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 271,277 and 947,830 shares of common stock for the three months ended June 30, 2021 and 2020, respectively, and options to purchase 169,378 and 983,799 shares of common stock for the nine months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
In accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, the Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $0.4 million and $1.5 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of June 30, 2021 and September 30, 2020, respectively. The Company had no Level 3 assets as of June 30, 2021 and September 30, 2020.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein, particularly in light of the uncertain impacts of COVID-19.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2021 by level in the fair value hierarchy. Except as disclosed in Note 6, there were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2021.

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$5.3	$—	$—	$—	$5.3
Money market mutual funds	14.9	—	—	—	14.9
Cash and cash equivalents	20.2	—	—	—	20.2
Commodities warehouse receipts	18.8	—	—	—	18.8
U.S. Treasury obligations	77.3	—	—	—	77.3
Securities and other assets segregated under federal and other regulations	96.1	—	—	—	96.1
U.S. Treasury obligations	749.5	—	—	—	749.5
To be announced ("TBA") and forward settling securities	—	21.6	—	—	21.6
Foreign government obligations	13.2	—	—	—	13.2
Derivatives	4,115.4	249.1	—	(4,120.0)	244.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	4,878.1	270.7	—	(4,120.0)	1,028.8
Receivables from clients - Derivatives	—	340.5		(335.4)	5.1
Equity securities	484.1	18.2	—	—	502.3
Corporate and municipal bonds	—	150.5	—	—	150.5
U.S. Treasury obligations	442.7	—	—	—	442.7
U.S. government agency obligations	—	274.9	—	—	274.9
Foreign government obligations	3.7	—	—	—	3.7
Agency mortgage-backed obligations	—	1,738.8	—	—	1,738.8
Asset-backed obligations	0.2	105.7	—	—	105.9
Derivatives	0.5	912.9	—	(715.4)	198.0
Commodities leases	—	22.1	—	—	22.1
Commodities warehouse receipts	5.7	—	—	—	5.7
Exchange firm common stock	12.8	—	—	—	12.8
Mutual funds and other	9.8	—	—	—	9.8
Financial instruments owned	959.5	3,223.1	—	(715.4)	3,467.2
Physical commodities inventory	135.1	241.2	—	—	376.3
Total assets at fair value	$6,089.0	$4,075.5	$—	$(5,170.8)	$4,993.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$0.4	$—	$0.4
Payables to clients - Derivatives	3,858.6	305.0		(4,659.3)	(495.7)
TBA and forward settling securities	—	16.5	—	(4.1)	12.4
Derivatives	—	52.9	—	(52.9)	—
Payable to broker-dealers, clearing organizations and counterparties	—	69.4	—	(57.0)	12.4
Equity securities	397.7	6.6	—	—	404.3
Corporate and municipal bonds	—	44.4	—	—	44.4
U.S. Treasury obligations	823.1	—	—	—	823.1
U.S. government agency obligations	—	2.5	—	—	2.5
Agency mortgage-backed obligations	0.2	11.5	—	—	11.7
Derivatives	11.0	1,058.5	—	(592.4)	477.1
Commodities leases	—	1.1	—	—	1.1
Financial instruments sold, not yet purchased	1,232.0	1,124.6	—	(592.4)	1,764.2
Total liabilities at fair value	$5,090.6	$1,499.0	$0.4	$(5,308.7)	$1,281.3
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

Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.
Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2021 and September 30, 2020 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $172.5 million as of June 30, 2021, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) as further described in Note 9 with a carrying value of $336.2 million as of June 30, 2021. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of June 30, 2021, the Senior Secured Notes had a fair value of $374.8 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2021 and September 30, 2020 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2021. The total financial instruments sold, not yet purchased of $1,764.2 million and $686.0 million as of June 30, 2021 and September 30, 2020, respectively, includes $477.1 million and $176.8 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2021 and September 30, 2020.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the Condensed Consolidated Balance Sheets in Deposits with and receivables from broker-dealers, clearing organizations and counterparties, Receivables from clients, net, Financial instruments owned and sold, not yet purchased, at fair value, Payable to clients and Payables to broker-dealers, clearing organizations and counterparties.

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2021 and September 30, 2020. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2021		September 30, 2020
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,438.7	$3,133.9	$1,637.2	$1,747.3
OTC commodity derivatives	1,008.1	1,028.3	553.9	433.2
Exchange-traded foreign exchange derivatives	166.6	188.4	9.3	13.0
OTC foreign exchange derivatives	300.0	240.3	520.8	461.5
Exchange-traded interest rate derivatives	287.3	427.8	271.1	200.7
OTC interest rate derivatives	58.8	57.6	96.0	96.6
Exchange-traded equity index derivatives	223.3	119.5	32.1	39.8
OTC equity and indices derivatives	135.6	90.2	113.0	55.4
TBA and forward settling securities	21.6	16.5	31.0	22.0
Gross fair value of derivative contracts	$5,640.0	$5,302.5	$3,264.4	$3,069.5
Impact of netting and collateral	(5,170.8)	(5,308.7)	(3,319.0)	(3,100.7)
Total fair value included in 'Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net'	$266.1		$(173.5)
Total fair value included in 'Receivables from clients, net'	$5.1		$1.5
Total fair value included in 'Financial instruments owned, at fair value'	$198.0		$117.4
Total fair value included in 'Payables to clients'		$(495.7)		$(222.7)
Total fair value included in 'Payables to broker-dealers, clearing organizations and counterparties’		$12.4		$14.7
Total fair value included in 'Financial instruments sold, not yet purchased, at fair value'		$477.1		$176.8
(1)As of June 30, 2021 and September 30, 2020, the Company’s derivative contract volume for open positions were approximately 11.1 million and 7.9 million contracts, respectively.
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

As of June 30, 2021 and September 30, 2020, these transactions are summarized as follows:

	June 30, 2021		September 30, 2020
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
	Gain/(Loss)	Notional Amounts	Gain/(Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$10.8	$5,389.3
Unrealized loss on TBA securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$(1.7)	$2,647.7
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$9.2	3,030.2	$—	$—
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(2.8)	$1,616.2	$—	$—
Unrealized gain on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$4.6	$(2,777.2)	$—	$—
Unrealized loss on TBA securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$(9.3)	$(3,433.8)	$—	$—
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$2.8	$(2,978.7)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$—	$—	$(13.0)	$(6,549.4)
Unrealized gain on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$7.8	1,579.0	$—	$—
Unrealized loss on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$(4.4)	$(892.8)	$—	$—
Unrealized gain on forward settling securities sold within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$17.4	$(1,946.0)
Unrealized loss on forward settling securities purchased within deposits with and receivables from broker-dealers, clearing organizations and counterparties, net and related notional amounts	$—	$—	$(7.3)	$2,447.1
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2021 and 2020 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Commodities	$75.0	$28.1	$138.2	$107.9
Foreign exchange	25.8	2.6	87.3	9.9
Interest rate, equities, and indices	24.3	0.7	67.5	0.3
TBA and forward settling securities	(1.9)	(5.6)	(1.8)	(40.9)
Net gains from derivative contracts	$123.2	$25.8	$291.2	$77.2
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2021 and September 30, 2020 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million as of June 30, 2021 and September 30, 2020. The allowance for doubtful accounts related to receivables from clients was $31.3 million and $25.8 million as of June 30, 2021 and September 30, 2020, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of June 30, 2021 and September 30, 2020.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2021 was as follows:

(in millions)
Balance as of September 30, 2020	$27.1
ASU 2016-13 cumulative transition adjustment	8.2
Adjusted balance as of September 30, 2020	35.3
Provision for bad debts	3.7
Allowance charge-offs	(6.4)
Balance as of June 30, 2021	$32.6

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	June 30, 2021	September 30, 2020
Physical Ag & Energy(1)	$241.4	$201.5
Precious metals - held by broker-dealer subsidiary(2)	135.1	14.2
Precious metals - held by non-broker-dealer subsidiaries(3)	108.3	65.4
Physical commodities inventory, net	$484.8	$281.1
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. The agricultural commodity inventories are carried at net realizable value, which approximates selling prices in the ordinary course of business, less disposal costs, with changes in net realizable value included as a component of Cost of sales of physical commodities on the Condensed Consolidated Income Statements. The agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also consists of energy related inventories, including primarily propane, gasoline, and kerosene, which are valued at the lower of cost or net realizable value.
(2) Precious metals inventory held by the Company’s subsidiary, StoneX Financial Ltd, a United Kingdom ("U.K.") based broker-dealer, is measured at fair value, with changes in fair value included as a component of Principal gains, net on the Condensed Consolidated Income Statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers is valued at the lower of cost or net realizable value.
The Company has recorded lower of cost or net realizable adjustments for certain precious metals and energy inventory of $3.8 million and $0.7 million as of June 30, 2021 and September 30, 2020, respectively. The adjustments are included in Cost of sales of physical commodities in the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	June 30, 2021	September 30, 2020
Commercial	$32.7	$32.7
Institutional	9.8	9.8
Retail	2.2	2.2
Global Payments	9.9	10.0
Goodwill	$54.6	$54.7

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2021			September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(0.7)	$3.0	$3.7	$(0.2)	$3.5
Software programs/platforms	29.0	(11.2)	17.8	29.0	(4.9)	24.1
Customer base	38.2	(20.7)	17.5	38.2	(16.3)	21.9
Total intangible assets subject to amortization	70.9	(32.6)	38.3	70.9	(21.4)	49.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.2	—	3.2
Total intangible assets not subject to amortization	5.8	—	5.8	5.3	—	5.3
Total intangible assets	$76.7	$(32.6)	$44.1	$76.2	$(21.4)	$54.8
Amortization expense related to intangible assets was $3.8 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangibles assets was $11.2 million and $3.0 million for the nine months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2021 (remaining three months)	$3.8
Fiscal 2022	13.9
Fiscal 2023	12.2
Fiscal 2024	4.7
Fiscal 2025 and thereafter	3.7
Total intangible assets subject to amortization	$38.3

Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $808.8 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•$408.8 million senior secured syndicated loan facility available to the Company for general working capital requirements and capital expenditures. During June 2021, the facility was amended to increase the revolving credit facility from $196.5 million to $236.1 million and to extend the maturity date to August 22, 2022. The facility also includes a Term Loan component with an original value of $196.5 million. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the nine months ended June 30, 2021, the Company made scheduled quarterly principal payments against the Term Loan equal to $7.4 million. Amounts repaid on the Term Loan may not be reborrowed.
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
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2021 and September 30, 2020.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of June 30, 2021 and September 30, 2020.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of June 30, 2021 and September 30, 2020.
Note Payable to Bank
In December 2020, the Company obtained a $9.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, with the final payment due during December 2025. The note bears interest at a rate per annum equal to the Index rate, as defined in the agreement, plus 2.35%.
Senior Secured Notes
On June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. During June 2021, the Company redeemed $1.6 million principal amount of outstanding Notes, for 103% of the principal amount, plus accrued and unpaid interest.

The Company used the proceeds from the issuance of the Notes to fund the consideration for the acquisition of Gain Capital Holdings, Inc., to pay acquisition related costs, and to fund the redemption of the Gain Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Notes will mature on June 15, 2025. Interest on the Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. In connection with issuing the Notes, the Company incurred debt issuance costs of $9.5 million, which are being amortized over the term of the Notes under the effective interest method.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)
					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		June 30, 2021		September 30, 2020
Committed Credit Facilities
Term Loan	(1)	August 22, 2022	$172.7	(4)	$172.5	(3)	$179.5
Revolving Line of Credit	(1)	August 22, 2022	236.1	(5)	—		23.0
Senior StoneX Group Inc. Committed Credit Facility			408.8		172.5		202.5
StoneX Financial Inc.	None	April 1, 2022	75.0		—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	300.0	(5)	240.0		200.1
StoneX Financial Ltd.	None	October 14, 2021	25.0	(5)	—		25.0
			$808.8		$412.5		$427.6

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a		—		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	(5)	25.0		20.0
Note Payable to Bank	Certain equipment			(5)	8.7		—
Senior Secured Notes	(2)			(4)	336.2	(3)	336.0

Total outstanding borrowings					$782.4		$783.6

(1) The StoneX Group Inc. committed credit facility is secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
(2) The Notes and the related guarantees are secured by liens on substantially all of the Company’s and the guarantors’ assets, subject to certain customary and other exceptions and permitted liens. The liens on the assets that secure the Notes and the related guarantees are contractually subordinated to the liens on the assets that secure the Company’s and the guarantors’ existing and future first lien secured indebtedness, including indebtedness under the Company’s senior committed credit facility.
(3) Amounts outstanding under the Term Loan and the Notes are reported net of unamortized deferred financing costs and original issue discount of $0.2 million and $12.1 million, respectively.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, three of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2021. The Company intends to renew or replace the facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2021, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2021 and September 30, 2020, financial instruments owned, at fair value of $778.2 million and $468.6 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
In addition, as of June 30, 2021 and September 30, 2020, the Company had pledged financial instruments owned, at fair value of $1,728.0 million and $1,266.4 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Condensed Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,120.0 million and $1,484.7 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,678.6 million and $1,410.3 million as of June 30, 2021, and September 30, 2020, respectively.
At June 30, 2021 and September 30, 2020, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at June 30, 2021 and September 30, 2020, was $3,784.6 million and $3,303.1 million, respectively, of which $961.4 million and $285.7 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Condensed Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of June 30, 2021 and September 30, 2020 (in millions):

	June 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,348.1	$1,086.2	$189.1	$4.2	$3,627.6
Securities loaned	1,700.3	—	—	—	1,700.3
Gross amount of secured financing	$4,048.4	$1,086.2	$189.1	$4.2	$5,327.9

	September 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,736.3	$1,069.2	$325.0	$25.0	$3,155.5
Securities loaned	1,441.9	—	—	—	1,441.9
Gross amount of secured financing	$3,178.2	$1,069.2	$325.0	$25.0	$4,597.4

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of June 30, 2021 and September 30, 2020 (in millions):

Securities sold under agreements to repurchase	June 30, 2021	September 30, 2020
U.S. Treasury obligations	$90.8	$815.8
U.S. government agency obligations	276.3	279.5
Asset-backed obligations	225.5	18.0
Agency mortgage-backed obligations	2,853.9	1,990.0
Corporate bonds	181.1	52.2
Total securities sold under agreement to repurchase	3,627.6	3,155.5

Securities loaned
Equity securities	1,700.3	1,441.9
Total securities loaned	1,700.3	1,441.9
Gross amount of secured financing	$5,327.9	$4,597.4
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,027.2	$—	$2,027.2
Securities borrowed	$1,697.3	$—	$1,697.3
Securities sold under agreements to repurchase	$3,627.6	$—	$3,627.6
Securities loaned	$1,700.3	$—	$1,700.3

	September 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,696.2	$—	$1,696.2
Securities borrowed	$1,440.0	$—	$1,440.0
Securities sold under agreements to repurchase	$3,155.5	$—	$3,155.5
Securities loaned	$1,441.9	$—	$1,441.9
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

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of June 30, 2021, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the relevant policy’s limits.
As of June 30, 2021 and September 30, 2020, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the legal actions and proceedings compared to September 30, 2020.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2021, the Company had $1.2 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.

Note 12 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans and foreign currency translation adjustments.
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2021.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2020	$(36.0)	$(4.1)	$(40.1)
Other comprehensive income	16.3	—	16.3
Balances as of June 30, 2021	$(19.7)	$(4.1)	$(23.8)

Note 13 – Revenue from Contracts with Clients
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services in accordance with FASB ASC 606, Revenues from Contracts with Customers (Topic 606). Revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 1.4% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 1.4% and 0.9% of the Company’s total revenues for the nine months ended June 30, 2021 and 2020, respectively.
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 33.9% and 35.8% of the Company’s operating revenues for the three months ended June 30, 2021 and 2020, respectively. The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 34.3% and 37.6% of the Company’s operating revenues for the nine months ended June 30, 2021 and 2020, respectively.
The revenue within Topic 606’s scope includes all of the Company’s commission and clearing fees and consulting, management, and account fees revenues. Revenues within the scope of Topic 606 are presented within Commission and clearing fees and Consulting, management, and account fees on the Condensed Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Condensed Consolidated Income Statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$51.8	$36.4	$147.5	$108.9
OTC derivative brokerage	3.8	4.0	12.2	16.2
Equities and fixed income	13.2	5.2	47.0	16.6
Mutual funds	1.4	1.1	4.1	4.0
Insurance and annuity products	2.2	1.7	6.8	6.2
Other	0.9	0.3	1.2	1.1
Total sales-based commission	73.3	48.7	218.8	153.0
Trailing:
Mutual funds	3.7	3.1	10.6	9.7
Insurance and annuity products	4.4	3.6	12.5	11.3
Total trailing commission	8.1	6.7	23.1	21.0

Clearing fees	37.4	33.3	115.3	104.4
Trade conversion fees	3.2	1.8	8.9	7.5
Other	2.0	5.6	7.1	14.0
Total commission and clearing fees:	124.0	96.1	373.2	299.9

Consulting, management, and account fees:
Underwriting fees	0.2	—	0.6	0.4
Asset management fees	9.8	7.0	27.8	23.2
Advisory and consulting fees	6.3	5.7	18.9	17.0
Sweep program fees	0.6	1.0	2.2	8.6
Client account fees	3.6	2.8	11.5	8.9
Other	1.8	2.9	6.4	5.2
Total consulting, management, and account fees	22.3	19.4	67.4	63.3
Total revenues from contracts with clients	$146.3	$115.5	$440.6	$363.2

Method of revenue recognition:
Point-in-time	$121.5	$95.1	$368.6	$293.4
Time elapsed	24.8	20.4	72.0	69.8
Total revenues from contracts with clients	146.3	115.5	440.6	363.2
Other sources of revenues
Physical precious metals trading	9,287.1	7,621.2	27,991.7	37,973.9
Physical agricultural and energy product trading	498.8	323.3	1,482.0	965.5
Principal gains, net	232.1	161.0	700.7	442.0
Interest income	27.8	22.4	72.4	110.1
Total revenues	$10,192.1	$8,243.4	$30,687.4	$39,854.7

Primary geographic region:
United States	$808.2	$554.2	$2,420.7	$1,652.1
Europe	542.7	114.1	1,205.2	375.7
South America	20.2	14.6	49.3	46.1
Middle East and Asia	8,818.7	7,558.5	27,005.8	37,777.3
Other	2.3	2.0	6.4	3.5
Total revenues	$10,192.1	$8,243.4	$30,687.4	$39,854.7
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Insurance	$1.6	$1.1	$5.3	$3.1
Office supplies and printing	0.2	0.6	0.9	1.5
Other clearing related expenses	0.9	0.8	2.9	2.2
Other non-income taxes	4.1	1.2	11.4	3.8
Contingent consideration, net	—	0.2	0.9	0.3
Other	3.9	3.2	12.5	8.7
Total other expenses	$10.7	$7.1	$33.9	$19.6
Note 15 – Income Taxes
The income tax provision for interim periods comprises income tax on ordinary income (loss) figures provided at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income (loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income (“GILTI”), and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Current and Prior Period Tax Expense
Income tax expense of $11.8 million and $12.4 million for the three months ended June 30, 2021 and 2020, respectively, and income tax expense of $40.2 million and $34.6 million for the nine months ended June 30, 2021 and 2020, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended June 30, 2021 and 2020, the Company’s effective tax rate was 26% and 25%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Note 16 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2021. The following table details those subsidiaries with minimum regulatory requirements in excess of $5 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2021
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$307.0	$197.9
StoneX Financial Ltd.	Financial Conduct Authority ("FCA")	$370.1	$229.8
Gain Capital Group, LLC	CFTC and NFA	$49.3	$29.9
Certain other subsidiaries of the Company, typically with a minimum requirement less than $5.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2021, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
During the three months ended September 30, 2020, the Company completed its acquisition of Gain, which it views as a significant acquisition and which triggered a reassessment of the financial information reviewed by its executive management team, which the Company considers its Chief Operating Decision Maker, on a regular basis, and which is used to make resource allocation decisions. In light of this fundamental change and reassessment described above, the Company modified the operating segments it uses to evaluate its performance. Accordingly, its operating segments are now based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,000 employees allowing it to serve clients in more than 180 countries.
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
Retail
The Company provides retail clients around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to retail investors in the U.S.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total revenues:
Commercial	$9,449.3	$7,968.1	$28,831.2	$39,011.8
Institutional	173.0	169.8	530.1	487.9
Retail	541.2	79.1	1,236.9	271.9
Global Payments	35.0	27.4	102.9	88.2
Corporate Unallocated	(2.0)	2.3	(1.3)	11.5
Eliminations	(4.4)	(3.3)	(12.4)	(16.6)
Total	$10,192.1	$8,243.4	$30,687.4	$39,854.7
Operating revenues:
Commercial	$152.2	$104.3	$402.1	$323.7
Institutional	173.0	169.8	530.1	487.9
Retail	77.7	22.1	261.6	71.5
Global Payments	35.0	27.4	102.9	88.2
Corporate Unallocated	(2.0)	2.3	(1.3)	11.5
Eliminations	(4.4)	(3.3)	(12.4)	(16.6)
Total	$431.5	$322.6	$1,283.0	$966.2
Net operating revenues (loss):
Commercial	$125.0	$86.6	$325.8	$264.6
Institutional	111.1	113.1	340.2	282.8
Retail	45.9	6.7	168.7	21.3
Global Payments	33.1	26.0	97.5	83.8
Corporate Unallocated	(17.1)	(4.5)	(43.9)	(10.7)
Total	$298.0	$227.9	$888.3	$641.8
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$86.9	$59.2	$225.5	$181.1
Institutional	69.9	77.3	212.3	195.8
Retail	41.9	6.2	156.0	20.1
Global Payments	26.5	20.9	78.3	67.3
Total	$225.2	$163.6	$672.1	$464.3
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$60.4	$37.2	$148.1	$107.6
Institutional	46.5	53.8	143.3	130.5
Retail	6.0	3.8	55.9	13.7
Global Payments	20.3	15.9	60.1	52.0
Total	$133.2	$110.7	$407.4	$303.8
Reconciliation of segment income to income before tax:
Segment income	$133.2	$110.7	$407.4	$303.8
Net costs not allocated to operating segments	(90.8)	(61.7)	(261.8)	(177.1)
Gain on acquisitions and other gains	3.6	—	3.6	0.1
Income before tax	$46.0	$49.0	$149.2	$126.8

(in millions)	As of June 30, 2021	As of September 30, 2020
Total assets:
Commercial	$3,357.8	$2,753.6
Institutional	10,669.6	8,740.8
Retail	1,403.2	1,245.9
Global Payments	440.4	315.9
Corporate Unallocated	928.8	418.7
Total	$16,799.8	$13,474.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries. StoneX Group Inc. was formerly INTL FCStone Inc.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the coronavirus (“COVID-19”) pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 3,000 employees as of June 30, 2021. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
We report our operating segments based primarily on the nature of the client we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the third quarter of fiscal 2021, worldwide social and economic activity has been severely impacted by the spread and threat of coronavirus COVID-19. In March 2020, COVID-19 was recognized as a global pandemic and spread to many regions of the world, including all countries in which we have operations. The responses by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations and various economic stimulus programs, have significantly impacted market volatility and general economic conditions. We have and continue to closely track the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Employees
We have taken actions to minimize risk to our employees, including restricting travel and providing secure and efficient remote work options for our team members. These steps leveraged our existing operational contingency plans at every level of the organization, ensuring business process and control continuity. These actions have helped prevent major disruption to our clients and operations.
Business Continuity Plans
We deployed business continuity plans to ensure we continue to serve our customers while maintaining operational flexibility through the evolving conditions described above, including the ability to work remotely for all of our staff, as needed.
The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants of COVID-19 emerging from time-to-time, and the mitigation efforts by government entities, as well as our own immediate and continuing COVID-19 operational response. We have taken, and will continue to take, active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers.
Executive Summary
In the third quarter of fiscal 2021 we continued to benefit from our diversified product offering and client base, achieving operating revenue growth across all of our operating segments. The increased volatility in commodity prices drove significant growth in operating revenues in both listed and OTC derivatives and while spreads in securities products have declined versus the prior year, which benefited from volatility related to the onset of the COVID-19 pandemic, we experienced significant growth in securities volumes which led to modest growth in operating revenues in securities contracts. While we continue to face the headwind of historically low short-term interest rates, interest and fee income on client balances increased $2.4 million, or 52%, to $7.0 million in the three months ended June 30, 2021, principally driven by growth in our client balances, as the average client equity increased $0.9 billion, or 31%, to $4.0 billion and the average money-market/FDIC sweep balances increased $0.4 billion, or 28%, to $1.6 billion in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Operating revenues increased $108.9 million, or 34%, to $431.5 million in the three months ended June 30, 2021 compared to $322.6 million in the three months ended June 30, 2020, led by our Retail segment, principally related to the acquisition of Gain, which added $55.6 million compared to the three months ended June 30, 2020. In addition, our Commercial and Global Payments segments added $47.9 million and $7.6 million, respectively, compared to the three months ended June 30, 2020, while our Institutional segment added $3.2 million.
Overall segment income increased $22.5 million, or 20%, to $133.2 million in the three months ended June 30, 2021 compared to $110.7 million in the three months ended June 30, 2020. This growth in segment income was led by our Commercial segment which increased $23.2 million compared to the three months ended June 30, 2020, principally as a result of strong growth in listed and OTC derivative operating results as a result of an increase in commodity volatility in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Segment income in Global Payments increased $4.4 million compared to the three months ended June 30, 2020, principally as a result of a 38% increase in Global Payments average daily volume (“ADV”).
Segment income in our Retail segment increased $2.2 million compared to the three months ended June 30, 2020, principally as a result an increase in customer activity in our retail precious metal and wealth management businesses.
Segment income our Institutional segment decreased $7.3 million compared to the three months ended June 30, 2020, principally as a result of a decline in securities rate per million (“RPM”) as well as an increase in variable compensation in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Interest expense related to corporate funding purposes increased $6.2 million to $10.1 million in the three months ended June 30, 2021 compared to $3.9 million in the three months ended June 30, 2020, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower average on our senior secured syndicated loan facility.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in the current period compared to 61% in the prior year period. Non-variable expenses, excluding bad debts increased $53.3 million, period-over-period, principally due to the Gain acquisition in the fourth quarter of fiscal 2020.
Our net income decreased $2.4 million to $34.2 million in the three months ended June 30, 2021 compared to $36.6 million in the three months ended June 30, 2020. Diluted earnings per share were $1.67 for the three months ended June 30, 2021 compared to $1.87 in the three months ended June 30, 2020.

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
Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$9,785.9	$7,944.5	23%	$29,473.7	$38,939.4	(24)%
Principal gains, net	232.1	161.0	44%	700.7	442.0	59%
Commission and clearing fees	124.0	96.1	29%	373.2	299.9	24%
Consulting, management, and account fees	22.3	19.4	15%	67.4	63.3	6%
Interest income	27.8	22.4	24%	72.4	110.1	(34)%
Total revenues	10,192.1	8,243.4	24%	30,687.4	39,854.7	(23)%
Cost of sales of physical commodities	9,760.6	7,920.8	23%	29,404.4	38,888.5	(24)%
Operating revenues	431.5	322.6	34%	1,283.0	966.2	33%
Transaction-based clearing expenses	67.1	55.3	21%	207.3	165.4	25%
Introducing broker commissions	41.8	24.0	74%	120.8	79.8	51%
Interest expense	14.5	11.5	26%	35.5	70.4	(50)%
Interest expense on corporate funding	10.1	3.9	159%	31.1	8.8	253%
Net operating revenues	298.0	227.9	31%	888.3	641.8	38%
Compensation and benefits	177.3	132.5	34%	515.9	373.2	38%
Bad debts	1.3	1.8	(28)%	3.7	6.2	(40)%
Other expenses	77.0	44.6	73%	223.1	135.7	64%
Total compensation and other expenses	255.6	178.9	43%	742.7	515.1	44%
Gain on acquisitions and other gains	3.6	—	—	3.6	0.1	3,500%
Income before tax	46.0	49.0	(6)%	149.2	126.8	18%
Income tax expense	11.8	12.4	(5)%	40.2	34.6	16%
Net income	$34.2	$36.6	(7)%	$109.0	$92.2	18%

Balance Sheet information:				June 30, 2021	June 30, 2020	% Change
Total assets				$16,799.8	$12,389.5	36%
Payables to lenders under loans				$273.7	$313.8	(13)%
Senior secured borrowings, net				$508.7	$518.9	(2)%
Stockholders’ equity				$901.4	$688.8	31%

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Operating Revenues (in millions):
Listed derivatives	$101.8	$75.6	35%	$297.9	$245.9	21%
Over-the-counter (“OTC”) derivatives	49.7	21.4	132%	109.0	88.6	23%
Securities	137.1	136.2	1%	421.5	357.5	18%
FX / Contract For Difference (“CFD”) contracts	51.8	4.8	979%	186.3	18.3	918%
Global payments	34.1	26.8	27%	100.5	86.2	17%
Physical contracts	37.2	39.3	(5)%	110.5	83.2	33%
Interest / fees earned on client balances	7.0	4.6	52%	18.1	37.9	(52)%
Other	19.2	14.9	29%	52.9	53.7	(1)%
Corporate Unallocated	(2.0)	2.3	(187)%	(1.3)	11.5	(111)%
Eliminations	(4.4)	(3.3)	33%	(12.4)	(16.6)	(25)%
	$431.5	$322.6	34%	$1,283.0	$966.2	33%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	35,756	37,627	(5)%	110,097	119,299	(8)%
Listed derivatives, average rate per contract (1)	$2.75	$1.89	46%	$2.59	$1.91	36%
Average client equity - listed derivatives (millions)	$3,967	$3,027	31%	$3,735	$2,576	45%
OTC derivatives (contracts, 000’s)	771	540	43%	1,889	1,638	15%
OTC derivatives, average rate per contract	$64.17	$39.23	64%	$57.27	$53.62	7%
Securities average daily volume (“ADV”) (millions)	$2,901	$1,765	64%	$2,687	$1,746	54%
Securities rate per million (“RPM”) (2)	$603	$1,040	(42)%	$681	$883	(23)%
Average money market / FDIC sweep client balances (millions)	$1,611	$1,261	28%	$1,431	$1,066	34%
FX / CFD contracts ADV (millions) (3)	$9,650	$897	976%	$10,490	$1,354	675%
FX / CFD contracts RPM	$83	$84	(1)%	$93	$73	27%
Global Payments ADV (millions)	$55	$40	38%	$53	$46	15%
Global Payments RPM	$9,786	$10,650	(8)%	$10,041	$9,957	1%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)	The ADV for the three and nine months ended June 30, 2021 includes the ADV of Gain Capital Holdings, Inc. (“Gain”), which was acquired effective August 1, 2020. FX/CFD Contracts ADV from Gain is included in our Retail segment and our pre-existing FX activities are included in our Institutional segment.
Operating Revenues
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating revenues increased $108.9 million, or 34%, to $431.5 million in the three months ended June 30, 2021 compared to $322.6 million in the three months ended June 30, 2020. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $26.2 million, or 35%, to $101.8 million in the three months ended June 30, 2021 compared to $75.6 in the three months ended June 30, 2020. This growth was primarily driven by a 46% increase in the average rate per contract, principally due to an increase in volume from commercial customers, which was partially offset by an overall 5% decline in listed derivative contract volumes.
Operating revenues derived from OTC transactions increased $28.3 million, or 132%, to $49.7 million in the three months ended June 30, 2021 compared to $21.4 million in the three months ended June 30, 2020. This was the result of growth in OTC contract volumes and the average rate per contract of 43% and 64%, respectively in the three months ended June 30, 2021. This growth was principally driven by increased volatility in both grain and energy markets.

Operating revenue derived from securities transactions increased $0.9 million, or 1%, to $137.1 million in the three months ended June 30, 2021 compared to $136.2 million in the three months ended June 30, 2020. This growth was principally due to a 64% increase in ADV, which was partially offset by a 42% decline in the RPM as the prior year period benefited from wider spreads due to volatility driven by the onset of the COVID-19 pandemic.
Operating revenues derived from FX/CFD contracts increased $47.0 million, or 979% to $51.8 million in the three months ended June 30, 2021 compared to $4.8 million in the three months ended June 30, 2020, as a result of an incremental $48.1 million in FX/CFD contracts operating revenues in our Retail segment resulting from the acquisition of Gain which was partially offset by lower FX operating revenues in our Institutional FX prime brokerage business.
Operating revenues from global payments increased $7.3 million, or 27%, to $34.1 million in the three months ended June 30, 2021 compared to $26.8 million in the three months ended June 30, 2020, principally driven by a 38% increase in ADV.
Operating revenues derived from physical contracts declined $2.1 million, or 5%, to $37.2 million in the three months ended June 30, 2021 compared to $39.3 million in the three months ended June 30, 2020. This decline was principally due to a decline in precious metals operating revenues, which was partially offset by an increase in agricultural and energy commodity revenues. The three months ended June 30, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.1 million and $2.5 million, respectively.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative, correspondent clearing, and independent wealth management product offerings, increased $2.4 million, or 52%, to $7.0 million in the three months ended June 30, 2021 compared to $4.6 million in the three months ended June 30, 2020. This was principally driven by an increase in average client equity and average FDIC sweep client balances of 31% and 28%, respectively.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Operating revenues increased $316.8 million, or 33%, to $1,283.0 million in the nine months ended June 30, 2021 compared to $966.2 million in the nine months ended June 30, 2020. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $52.0 million, or 21%, to $297.9 million in the nine months ended June 30, 2021 compared to $245.9 million in the nine months ended June 30, 2020, principally driven by a 36% increase in the average rate per contract, which was partially offset by an 8% decline in listed derivative volumes.
Operating revenues in OTC derivatives increased $20.4 million, or 23%, to $109.0 million in the nine months ended June 30, 2021 compared to $88.6 million in the nine months ended June 30, 2020. This growth was principally driven by increased volatility in grain and energy markets, which drove a 15% increase in the OTC contract volumes as well as a 7% increase in the average rate per contract.
Operating revenue from securities transactions increased $64.0 million, or 18%, to $421.5 million in the nine months ended June 30, 2021 compared to $357.5 million in the nine months ended June 30, 2020. This was principally a result of a 54% increase in securities ADV which was partially offset by a 23% decline in RPM.
Operating revenues from FX/CFD contracts increased $168.0 million, or 918%, to $186.3 million in the nine months ended June 30, 2021 compared to $18.3 million in the nine months ended June 30, 2020, as a result of an incremental $174.1 million increase in FX/CFD contracts operating revenues in our Retail segment resulting from the acquisition of Gain, which was partially offset by lower FX operating revenues in our Institutional FX prime brokerage business.
Operating revenues from global payments increased by $14.3 million, or 17%, to $100.5 million in the nine months ended June 30, 2021 compared to $86.2 million in the nine months ended June 30, 2020 , principally as a result of a 15% increase in the ADV.
Operating revenues from physical contracts increased $27.3 million, or 33%, to $110.5 million in the nine months ended June 30, 2021 compared to $83.2 million in the nine months ended June 30, 2020, principally due to strong customer demand for precious metals as well as increased customer activity in agricultural and energy commodities.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, declined $19.8 million, or 52%, to $18.1 million in the nine months ended June 30, 2021 compared to $37.9 million in the nine months ended June 30, 2020, principally as a result of a significant decline in short term interest rates related to the Federal Open Market Committee (“the FOMC”)’s actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 45% and 34%, respectively.

Finally, related to the transfer of the majority of the operations of Gain’s United Kingdom (“U.K.”) domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, which was completed during the quarter ended March 2021, operating revenues for the nine months ended June 30, 2021 include a $5.0 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer as well as a $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Prior to the transfer, the assets and liabilities of Gain’s U.K. subsidiaries were subject to translation to the U.S. dollar, and for the period beginning October 2020 through March 31, 2021, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in a $10.3 million increase in “accumulated other comprehensive income”.
Interest and Transactional Expenses
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Transaction-based clearing expenses: Transaction-based clearing expenses increased $11.8 million, or 21%, to $67.1 million in the three months ended June 30, 2021 compared to $55.3 million in the three months ended June 30, 2020, and were 16% of operating revenues in the three months ended June 30, 2021 compared to 17% in the three months ended June 30, 2020. The increase in expense is principally due to incremental costs in the retail forex business within our Retail segment related to the acquisition of Gain effective August 1, 2020, and also from higher clearing and exchange fees within our Commercial segment resulting from an increase in listed derivative contract volumes.
Introducing broker commissions: Introducing broker commissions increased $17.8 million, or 74%, to $41.8 million in the three months ended June 30, 2021 compared to $24.0 million in the three months ended June 30, 2020, and were 10% of operating revenues in the three months ended June 30, 2021 compared to 7% in the three months ended June 30, 2020. The increase in expense is principally due to incremental costs in the retail forex business related to the acquisition of Gain and increased activity in our Independent Wealth Management business within our Retail segment, as well as higher costs within our Commercial segment.
Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments increased $3.0 million, or 26%, to $14.5 million during the three months ended June 30, 2021 compared to $11.5 million in the three months ended June 30, 2020. As a result of higher average borrowings interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments increased $2.4 million, or 63%, to $6.2 million compared to $3.8 million. Additionally, interest expense directly attributable to securities lending activities increased $0.7 million, or 14%, to $5.8 million compared to $5.1 million in the three months ended June 30, 2020. Interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $0.1 million, or 4%, to $2.5 million compared to $2.6 million in the three months ended June 30, 2020.
Interest expense on corporate funding: Interest expense on global funding increased $6.2 million to $10.1 million in the three months ended June 30, 2021 compared to $3.9 million in the three months ended June 30, 2020, principally due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower average borrowings on our senior secured syndicated loan facility. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Transaction-based clearing expenses: Transaction-based clearing expenses increased $41.9 million, or 25%, to $207.3 million in the nine months ended June 30, 2021 compared to $165.4 million in the nine months ended June 30, 2020, and were 16% of operating revenues in the nine months ended June 30, 2021 compared to 17% in the nine months ended June 30, 2020. The increase in expense is principally due to incremental costs in the retail forex business within our Retail segment related to the acquisition of Gain effective August 1, 2020, and also from higher clearing and exchange fees within our Institutional segment, resulting from the increase in securities ADV, and our Commercial segment, resulting from the increase in listed derivative contract volumes.
Introducing broker commissions: Introducing broker commissions increased $41.0 million, or 51%, to $120.8 million in the nine months ended June 30, 2021 compared to $79.8 million in the nine months ended June 30, 2020, and were 9% of operating revenues in the nine months ended June 30, 2021 compared to 8% in the nine months ended June 30, 2020. The increase in expense is principally due to increases in our Retail and Institutional segments related to incremental expense from the Gain acquisition. Additionally, higher revenues have resulted in increased costs within our Commercial segment and our Independent Wealth Management business.

Interest expense: Interest expense directly attributable to trading activities, interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $34.9 million, or 50%, to $35.5 million during the nine months ended June 30, 2021 compared to $70.4 million in the nine months ended June 30, 2020. During the nine months ended June 30, 2021, interest expense directly associated with serving as an institutional dealer in fixed income securities decreased $24.8 million, or 80%, to $6.2 million compared to $31.0 million in the nine months ended June 30, 2020. Additionally, as a result of the impact of lower short-term interest rates, during the nine months ended June 30, 2021, interest expense directly attributable to securities lending activities decreased $8.5 million, or 40%, to $12.9 million compared to $21.4 million in the nine months ended June 30, 2020 and interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased $1.6 million, or 9%, to $16.4 million compared to $18.0 million, primarily from the decrease in short-term interest rates.
Interest expense on corporate funding: Interest expense on global funding increased $22.3 million to $31.1 million in the nine months ended June 30, 2021 compared to $8.8 million in the nine months ended June 30, 2020, principally due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. On June 11, 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net Operating Revenues (in millions):
Listed derivatives	$46.6	$32.4	44%	$133.7	$108.4	23%
OTC derivatives	49.8	21.4	133%	109.0	88.5	23%
Securities	94.2	99.4	(5)%	291.2	223.1	31%
FX / CFD contracts	39.4	4.3	816%	149.6	16.0	835%
Global Payments	32.2	25.4	27%	95.1	81.8	16%
Physical contracts	33.4	35.9	(7)%	98.3	71.3	38%
Interest, net / fees earned on client balances	6.3	4.1	54%	15.7	31.4	(50)%
Other	13.2	9.5	39%	39.6	32.0	24%
Corporate Unallocated	(17.1)	(4.5)	280%	(43.9)	(10.7)	310%
	$298.0	$227.9	31%	$888.3	$641.8	38%

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$102.4	$78.5	30%	$292.7	$215.7	36%
Fixed compensation and benefits	74.9	54.0	39%	223.2	157.5	42%
	177.3	132.5	34%	515.9	373.2	38%
Other expenses:
Trading systems and market information	14.4	11.8	22%	42.9	33.4	28%
Professional fees	9.5	6.1	56%	27.8	16.8	65%
Non-trading technology and support	11.3	6.9	64%	32.8	18.8	74%
Occupancy and equipment rental	9.7	5.4	80%	25.8	15.3	69%
Selling and marketing	8.1	0.5	1,520%	23.4	6.1	284%
Travel and business development	1.3	0.7	86%	2.8	8.4	(67)%
Communications	2.3	1.7	35%	7.0	4.8	46%
Depreciation and amortization	9.7	4.4	120%	26.7	12.5	114%
Bad debts	1.3	1.8	(28)%	3.7	6.2	(40)%
Other	10.7	7.1	51%	33.9	19.6	73%
	78.3	46.4	69%	226.8	141.9	60%
Total compensation and other expenses	$255.6	$178.9	43%	$742.7	$515.1	44%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Compensation and Other Expenses: Compensation and other expenses increased $76.7 million, or 43%, to $255.6 million in the three months ended June 30, 2021 compared to $178.9 million in the three months ended June 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020.
Compensation and Benefits: Total compensation and benefits expense increased $44.8 million, or 34% to $177.3 million in the three months ended June 30, 2021 compared to $132.5 million in the three months ended June 30, 2020. Total compensation and benefits were 41% of operating revenues in the three months ended June 30, 2021 and the three months ended June 30, 2020. The number of employees increased 108, or 4%, to 3,150 as of June 30, 2021 compared to 3,042 at the beginning of the quarter. The number of employees as of June 30, 2020 was 2,272.
The variable portion of compensation and benefits increased $23.9 million, or 30%, to $102.4 million in the three months ended June 30, 2021 compared to $78.5 million in the three months ended June 30, 2020. Front office variable incentive compensation increased $20.9 million, or 31%, to $89.3 million the three months ended June 30, 2021 compared to $68.4 million in the three months ended June 30, 2020. Administrative, centralized and local operations and executive incentive compensation increased $3.0 million, or 30%, to $13.1 million in the three months ended June 30, 2021 compared to $10.1 million in the three months ended June 30, 2020. Overall, variable compensation and benefits were 34% of net operating revenues in the three months ended June 30, 2021 and the three months ended June 30, 2020.
The fixed portion of compensation and benefits increased $20.9 million, or 39% to $74.9 million in the three months ended June 30, 2021 compared to $54.0 million in the three months ended June 30, 2020. Non-variable salaries increased $12.2 million, or 32%, to $50.4 million in the three months ended June 30, 2021 compared to $38.2 million in the three months ended June 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020. Fixed compensation and benefits during the three months ended June 30, 2021 include severance costs of $3.2 million, principally due to the departure of an executive officer. During the three months ended June 30, 2020, severance costs were $0.7 million.
Employee benefits, excluding share-based compensation, increased $4.7 million, or 36%, to $17.9 million in the three months ended June 30, 2021 compared to $13.2 million the three months ended June 30, 2020, principally due to higher payroll, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation increased $1.4 million, or 58%, to $3.8 million in the three months ended June 30, 2021 compared to $2.4 million in the three months ended June 30, 2020.
Other Expenses: Other non-compensation expenses increased $31.9 million, or 69% to $78.3 million in the three months ended June 30, 2021 compared to $46.4 million in the three months ended June 30, 2020.
Trading systems and market information increased $2.6 million, principally due to incremental costs in the retail forex business acquired as part of the Gain acquisition in the fourth quarter of fiscal 2020. Professional fees increased $3.4 million, principally due to higher consulting and legal fees, including incremental costs from recent acquisitions. Non-trading technology and support increased $4.4 million, principally due to higher non-trading software implementation costs related to various IT, client engagement, and accounting systems. Occupancy and equipment rental increased $4.3 million, principally due to additional leased office space. Selling and marketing costs increased $7.6 million, principally due to incremental costs related to the acquired retail forex business. Travel and business development increased $0.6 million principally due to the prior year quarter being impacted by the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Depreciation and amortization increased $5.3 million, principally due to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expenses increased $3.6 million, principally due to incremental costs from recent acquisitions most notably related to higher non-income tax, recruiting, and insurance costs.
Bad debts decreased $0.5 million over the prior year. During the three months ended June 30, 2021, bad debts were $1.3 million, principally due to client trading account deficits of $1.2 million within our Commercial segment and $0.4 million within our Institutional segment, partially offset by recoveries of $0.3 million within our Retail segment. During the three months ended June 30, 2020, provision for bad debts were $3.5 million, principally due to exchange-traded client trading account deficits of $2.4 million in our Institutional segment and OTC client trading account deficits of $1.1 million in our Commercial segment, partially offset by the recovery of a $1.7 million OTC client trading account deficit within our Commercial segment.
Gain on Acquisitions and Other Gains: The results of the three months ended June 30, 2021 include a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. We also recognized a net gain on the disposal of fixed assets in the three months ended June 30, 2021.
Provision for Taxes: The effective income tax rate was 26% in the three months ended June 30, 2021 compared to 25% in the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Compensation and Other Expenses: Compensation and other expenses increased $227.6 million, or 44%, to $742.7 million in the nine months ended June 30, 2021 compared to $515.1 million in the nine months ended June 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020.
Compensation and Benefits: Total compensation and benefits expense increased $142.7 million, or 38% to $515.9 million in the nine months ended June 30, 2021 compared to $373.2 million in the nine months ended June 30, 2020. Total compensation and benefits were 40% of operating revenues in the nine months ended June 30, 2021 compared to 39% in the nine months ended June 30, 2020. The number of employees increased 878, or 39%, to 3,150 as of June 30, 2021 compared to 2,272 as of June 30, 2020, with the increase in headcount being primarily acquisition related.
The variable portion of compensation and benefits increased $77.0 million, or 36%, to $292.7 million in the nine months ended June 30, 2021 compared to $215.7 million in the nine months ended June 30, 2020. Front office variable incentive compensation increased $71.5 million, or 38%, to $258.4 million in the nine months ended June 30, 2021 compared to $186.9 million in the nine months ended June 30, 2020. Administrative, centralized and local operations and executive incentive compensation increased $5.5 million, or 19%, to $34.3 million in the nine months ended June 30, 2021 compared to $28.8 million in the nine months ended June 30, 2020, principally due to increased headcount and company performance. Overall, variable compensation and benefits were 33% of net operating revenues in the nine months ended June 30, 2021 compared to 34% in the nine months ended June 30, 2020.
The fixed portion of compensation and benefits increased $65.7 million, or 42% to $223.2 million in the nine months ended June 30, 2021 compared to $157.5 million in the nine months ended June 30, 2020. Non-variable salaries increased $38.9 million, or 35%, to $150.7 million in the nine months ended June 30, 2021 compared to $111.8 million in the nine months ended June 30, 2020. Fixed compensation and benefits during the nine months ended June 30, 2021 include severance costs of $6.1 million, principally due to the departure of certain senior officers. During the three months ended June 30, 2020, severance costs were $1.2 million.
Employee benefits, excluding share-based compensation, increased $16.5 million, or 45%, to $53.0 million in the nine months ended June 30, 2021 compared to $36.5 million in the nine months ended June 30, 2020, principally due to higher payroll, benefits, and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation increased $2.9 million, or 39%, to $10.3 million in the nine months ended June 30, 2021 compared to $7.4 million in the nine months ended June 30, 2020.

Other Expenses: Other non-compensation expenses increased $84.9 million, or 60% to $226.8 million in the nine months ended June 30, 2021 compared to $141.9 million in the nine months ended June 30, 2020.
Trading systems and market information costs increased $9.5 million, principally due to incremental costs in the retail forex business acquired as part of the Gain acquisition in the fourth quarter of fiscal 2020 and higher costs in our Institutional segment. Professional fees increased $11.0 million, principally due to higher legal, consulting and accounting services fees. Non-trading technology and support increased $14.0 million, principally due to higher non-trading software implementation costs related to various IT and client engagement, and accounting systems. Occupancy and equipment rental increased $10.5 million, principally due to additional leased office space. Selling and marketing costs increased $17.3 million, principally due to incremental costs related to the acquired retail forex business, partially offset by the prior year including costs for the bi-annual global sales meeting held in February 2020. Travel and business development decreased $5.6 million principally as a result of the impact of the response by governments and societies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations. Communications increased $2.2 million, due to incremental costs from recent acquisitions. Depreciation and amortization increased $14.2 million, primarily related to an increase in IT hardware and software, and intangibles associated with recent acquisitions. Other expenses increased $14.3 million, primarily due to incremental costs from recent acquisitions most notably related to higher non-income tax, insurance and recruiting costs.
Bad debts decreased $2.5 million over the prior year. During the nine months ended June 30, 2021, bad debts were $3.7 million, principally due to client trading account deficits of $2.6 million within our Commercial segment, $0.6 million within our Retail segment, and $0.5 million within our Institutional segment. During the nine months ended June 30, 2020, bad debts were $6.2 million, principally due to OTC client trading account deficits of $3.3 million and uncollected client receivables of $0.2 million within our Commercial segment, and exchange-traded client trading account deficits of $2.7 million within our Institutional segment.
Gain on Acquisitions and Other Gains: The results of the nine months ended June 30, 2021 include a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. We also recognized a net gain on the disposal of fixed assets in the nine months ended June 30, 2021.
Provision for Taxes: The effective income tax rate was 27% in the nine months ended June 30, 2021 compared to 27% in the nine months ended June 30, 2020. For the nine months ended June 30, 2021 and 2020, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Variable compensation and benefits	$102.4	28%	$78.5	30%	$292.7	27%	$215.7	29%
Transaction-based clearing expenses	67.1	19%	55.3	22%	207.3	20%	165.4	22%
Introducing broker commissions	41.8	11%	24.0	9%	120.8	11%	79.8	10%
Total variable expenses	211.3	58%	157.8	61%	620.8	58%	460.9	61%
Fixed compensation and benefits	74.9	21%	54.0	21%	223.2	21%	157.5	20%
Other fixed expenses	77.0	21%	44.6	17%	223.1	21%	135.7	18%
Bad debts	1.3	—%	1.8	1%	3.7	—%	6.2	1%
Total non-variable expenses	153.2	42%	100.4	39%	450.0	42%	299.4	39%
Total non-interest expenses	$364.5	100%	$258.2	100%	$1,070.8	100%	$760.3	100%
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2021	% of Operating Revenues	2020	% of Operating Revenues	2021	% of Operating Revenues	2020	% of Operating Revenues
Revenues:
Sales of physical commodities	$9,785.9		$7,944.5		$29,473.7		$38,939.4
Principal gains, net	236.2		161.9		708.1		441.5
Commission and clearing fees	124.4		96.6		374.5		301.1
Consulting, management, and account fees	20.9		17.3		63.9		60.2
Interest income	31.1		24.1		80.9		117.6
Total revenues	10,198.5		8,244.4		30,701.1		39,859.8
Cost of sales of physical commodities	9,760.6		7,920.8		29,404.4		38,888.5
Operating revenues	437.9	100%	323.6	100%	1,296.7	100%	971.3	100%
Transaction-based clearing expenses	66.1	15%	54.9	17%	206.2	16%	164.4	17%
Introducing broker commissions	41.8	10%	24.0	7%	120.8	9%	79.8	8%
Interest expense	14.9	3%	12.3	4%	37.5	3%	74.6	8%
Net operating revenues	315.1		232.4		932.2		652.5
Variable direct compensation and benefits	89.9	21%	68.8	21%	260.1	20%	188.2	19%
Net contribution	225.2		163.6		672.1		464.3
Fixed compensation and benefits	40.6		29.0		121.9		82.4
Other fixed expenses	50.1		22.1		139.1		71.9
Bad debts	1.3		1.8		3.7		6.2
Total non-variable direct expenses	92.0	21%	52.9	16%	264.7	20%	160.5	17%
Segment income	$133.2		$110.7		$407.4		$303.8
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net contribution for all of our business segments increased $61.6 million, or 38%, to $225.2 million in the three months ended June 30, 2021 compared to $163.6 million in the three months ended June 30, 2020. Segment income increased $22.5 million, or 20%, to $133.2 million in the three months ended June 30, 2021 compared to $110.7 million in the three months ended June 30, 2020.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Net contribution for all of our business segments increased $207.8 million, or 45%, to $672.1 million in the nine months ended June 30, 2021 compared to $464.3 million in the nine months ended June 30, 2020. Segment income increased $103.6 million, or 34%, to $407.4 million in the nine months ended June 30, 2021 compared to $303.8 million in the nine months ended June 30, 2020.
Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services differentiates us from our competitors and maximizes our opportunity to retain our clients.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$9,315.9	$7,884.5	18%	$28,479.4	$38,730.1	(26)%
Principal gains, net	75.6	42.7	77%	187.0	142.6	31%
Commission and clearing fees	47.8	33.1	44%	136.2	104.3	31%
Consulting, management and account fees	4.8	4.6	4%	14.8	14.3	3%
Interest income	5.2	3.2	63%	13.8	20.5	(33)%
Total revenues	9,449.3	7,968.1	19%	28,831.2	39,011.8	(26)%
Cost of sales of physical commodities	9,297.1	7,863.8	18%	28,429.1	38,688.1	(27)%
Operating revenues	152.2	104.3	46%	402.1	323.7	24%
Transaction-based clearing expenses	13.1	10.0	31%	40.3	30.7	31%
Introducing broker commissions	10.7	5.0	114%	26.2	17.7	48%
Interest expense	3.4	2.7	26%	9.8	10.7	(8)%
Net operating revenues	125.0	86.6	44%	325.8	264.6	23%
Variable direct compensation and benefits	38.1	27.4	39%	100.3	83.5	20%
Net contribution	86.9	59.2	47%	225.5	181.1	25%
Fixed compensation and benefits	12.6	12.3	2%	37.3	36.2	3%
Other fixed expenses	12.7	10.3	23%	37.5	33.8	11%
Bad debts	1.2	(0.6)	(300)%	2.6	3.5	(26)%
Non-variable direct expenses	26.5	22.0	20%	77.4	73.5	5%
Segment income	$60.4	$37.2	62%	$148.1	$107.6	38%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$60.6	$40.2	51%	$169.8	$133.7	27%
OTC derivatives	49.7	21.3	133%	108.9	88.4	23%
Physical contracts	32.5	36.3	(10)%	97.7	74.2	32%
Interest / fees earned on client balances	4.2	1.9	121%	9.7	12.6	(23)%
Other	5.2	4.6	13%	16.0	14.8	8%
	$152.2	$104.3	46%	$402.1	$323.7	24%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	7,882	6,674	18%	23,885	22,492	6%
Listed derivatives, average rate per contract (1)	$7.44	$5.51	35%	$6.77	$5.31	27%
Average client equity - listed derivatives (millions)	$1,780	$1,118	59%	$1,600	$989	62%
OTC derivatives (contracts, 000’s)	771	540	43%	1,889	1,638	15%
OTC derivatives, average rate per contract	$64.17	$39.23	64%	$57.27	$53.62	7%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating revenues increased $47.9 million, or 46%, to $152.2 million in the three months ended June 30, 2021 compared to $104.3 million in the three months ended June 30, 2020. Net operating revenues increased $38.4 million, or 44%, to $125.0 million in the three months ended June 30, 2021 compared to $86.6 million in the three months ended June 30, 2020.
Operating revenues derived from listed derivatives increased $20.4 million, or 51%, to $60.6 million in the three months ended June 30, 2021 compared to $40.2 million in the three months ended June 30, 2020. This increase was principally due to a 35% increase in the average rate per contract and a 18% increase in listed derivatives contract volumes as a result of increased volatility in agricultural and base metal markets.
Operating revenues derived from OTC transactions increased $28.4 million, or 133%, to $49.7 million in the three months ended June 30, 2021 compared to $21.3 million in the three months ended June 30, 2020. This increase was principally due to strong performance in grain and energy markets resulting in a 43% increase in OTC volumes and a 64% increase in the average rate per contract.
Operating revenues derived from physical transactions declined $3.8 million, or 10%, to $32.5 million in the three months ended June 30, 2021 compared to $36.3 million in the three months ended June 30, 2020. This decline was principally due to a $10.6 million decrease in precious metals revenues, which was partially offset by a $6.8 million increase in physical agricultural and energy commodity revenues. The three months ended June 30, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.1 million and $2.5 million, respectively.
Interest and fee income earned on client balances increased $2.3 million, or 121%, to $4.2 million in the three months ended June 30, 2021 compared to $1.9 million in the three months ended June 30, 2020 principally due to a 59% increase in average client equity to $1,780 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 41% in both the three months ended June 30, 2021 and 2020.
Segment income increased $23.2 million, or 62%, to $60.4 million in the three months ended June 30, 2021 compared to $37.2 million in the three months ended June 30, 2020, principally due to the growth in operating revenues, which was partially offset by a $1.8 million increase bad debt expense and a $2.4 million increase in other fixed expenses, including a $0.8 million increase in professional fees.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Operating revenues increased $78.4 million, or 24%, to $402.1 million in the nine months ended June 30, 2021 compared to $323.7 million in the nine months ended June 30, 2020. Net operating revenues increased $61.2 million, or 23%, to $325.8 million in the nine months ended June 30, 2021 compared to $264.6 million in the nine months ended June 30, 2020.
Operating revenues derived from listed derivatives increased $36.1 million, or 27%, to $169.8 million in the nine months ended June 30, 2021 as compared to $133.7 million in the nine months ended June 30, 2020. This increase was principally driven by a 27% increase in the average rate per contract, as well as a 6% increase in contract volumes as a result of increased volatility in agricultural and base metal markets. This increase was partially offset by a $6.3 million decline in derivative voice brokerage revenues.
Operating revenues derived from OTC transactions increased $20.5 million, or 23%, to $108.9 million in the nine months ended June 30, 2021 as compared to $88.4 million in the nine months ended June 30, 2020. This increase was driven by a 15% increase in OTC volumes as well as a 7% increase in the average rate per contract as a result of increased customer activity in agricultural markets.
Operating revenues derived from physical transactions increased $23.5 million, or 32%, to $97.7 million in the nine months ended June 30, 2021 compared to $74.2 million in the nine months ended June 30, 2020, principally due to strong customer demand for precious metals as well as increased customer activity in agricultural and energy commodities. The nine months ended June 30, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.5 million and $3.5 million, respectively. In addition, in the nine months ended June 30, 2021, we recorded a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell.
Interest and fee income earned on client balances declined $2.9 million, or 23%, to $9.7 million in the nine months ended June 30, 2021 compared to $12.6 million in the nine months ended June 30, 2020 as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in March 2020. Partially offsetting the decline in short term interest rates was an 62% increase in average client equity to $1,600 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 41% in both the nine months ended June 30, 2021 and 2020.
Segment income increased $40.5 million, or 38%, to $148.1 million in the nine months ended June 30, 2021 compared to $107.6 million in the nine months ended June 30, 2020, principally driven by the growth in operating revenues and a $0.9 million decline in bad debt expense, which was partially offset by a $1.1 million increase in fixed compensation and benefits as well as a $3.7 million increase in other fixed expenses.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	n/m	$—	$—	n/m
Principal gains, net	82.5	93.3	(12)%	260.3	215.3	21%
Commission and clearing fees	60.6	51.2	18%	190.1	156.9	21%
Consulting, management and account fees	4.3	4.5	(4)%	13.8	18.9	(27)%
Interest income	25.6	20.8	23%	65.9	96.8	(32)%
Total revenues	173.0	169.8	2%	530.1	487.9	9%
Cost of sales of physical commodities	—	—	n/m	—	—	n/m
Operating revenues	173.0	169.8	2%	530.1	487.9	9%
Transaction-based clearing expenses	43.5	43.0	1%	140.6	127.8	10%
Introducing broker commissions	7.2	4.2	71%	22.6	13.5	67%
Interest expense	11.2	9.5	18%	26.7	63.8	(58)%
Net operating revenues	111.1	113.1	(2)%	340.2	282.8	20%
Variable direct compensation and benefits	41.2	35.8	15%	127.9	87.0	47%
Net contribution	69.9	77.3	(10)%	212.3	195.8	8%
Fixed compensation and benefits	10.5	12.6	(17)%	34.9	34.5	1%
Other fixed expenses	12.5	8.5	47%	33.6	28.1	20%
Bad debts	0.4	2.4	(83)%	0.5	2.7	(81)%
Non-variable direct expenses	23.4	23.5	—%	69.0	65.3	6%
Segment income	$46.5	$53.8	(14)%	$143.3	$130.5	10%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$41.2	$35.4	16%	$128.1	$112.2	14%
OTC derivatives	—	0.1	(100)%	0.1	0.2	(50)%
Securities	112.5	117.4	(4)%	350.0	296.4	18%
FX contracts	3.7	4.8	(23)%	12.2	18.3	(33)%
Interest / fees earned on client balances	2.5	2.4	4%	7.5	23.9	(69)%
Other	13.1	9.7	35%	32.2	36.9	(13)%
	$173.0	$169.8	2%	$530.1	$487.9	9%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	27,874	30,954	(10)%	86,212	96,807	(11)%
Listed derivatives, average rate per contract (1)	$1.42	$1.11	28%	$1.44	$1.12	29%
Average client equity - listed derivatives (millions)	$2,188	$1,908	15%	$2,135	$1,588	34%
Securities ADV (millions)	$2,901	$1,765	64%	$2,687	$1,746	54%
Securities RPM (2)	$603	$1,040	(42)%	$681	$883	(23)%
Average money market / FDIC sweep client balances (millions)	$1,611	$1,261	28%	$1,431	$1,066	34%
FX contracts ADV ( millions)	$1,412	$897	57%	$1,477	$1,354	9%
FX contracts RPM	$40	$84	(52)%	$43	$73	(41)%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating revenues increased $3.2 million, or 2%, to $173.0 million in the three months ended June 30, 2021 compared to $169.8 million in the three months ended June 30, 2020. Net operating revenues decreased $2.0 million, or 2%, to $111.1 million in the three months ended June 30, 2021 compared to $113.1 million in the three months ended June 30, 2020.
Operating revenues derived from listed derivatives increased $5.8 million, or 16%, to $41.2 million in the three months ended June 30, 2021 compared to $35.4 million in the three months ended June 30, 2020, principally driven by a 28% increase in the average rate per contract, which was partially offset by a 10% decline in listed derivative contract volumes. The decline in derivative contract volumes was primarily a result of heightened volatility in the prior year period related to the onset of the COVID-19 pandemic which in turn led to increased levels of customer activity in the year ago period.
Operating revenues derived from securities transactions declined $4.9 million, or 4%, to $112.5 million in the three months ended June 30, 2021 compared to $117.4 million in the three months ended June 30, 2020. The ADV of securities traded increased 64%, principally driven by increased customer activity in fixed income markets, however the RPM traded declined 42% in the three months ended June 30, 2021 principally driven by lower spreads in fixed income products as compared to the three months ended June 30, 2020 which benefited from wider spreads driven by the onset of the COVID-19 pandemic.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses increased $0.1 million, or 4%, principally driven by an increase in average client equity and average FDIC sweep client balances of 15% and 28%, respectively. However the effect of these increases in client balances were mostly offset by significantly lower short term interest rates in the three months ended June 30, 2021 compared to the related to the three months ended June 30, 2020.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 53% in the three months ended June 30, 2021 compared to 49% in the three months ended June 30, 2020, primarily as the result of higher variable compensation.
Segment income decreased $7.3 million, or 14%, to $46.5 million in the three months ended June 30, 2021 compared to $53.8 million in the three months ended June 30, 2020, primarily as a result of the decline in net operating revenues noted above and the increase in variable compensation as a percentage of operating revenues. Non-variable direct expenses, excluding bad debts, which declined $2.0 million, increased $1.9 million, or 9% versus the three months ended June 30, 2020, principally due to an increase in professional fees and depreciation expense related to internally developed software.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Operating revenues increased $42.2 million, or 9%, to $530.1 million in the nine months ended June 30, 2021 compared to $487.9 million in the nine months ended June 30, 2020. Net operating revenues increased $57.4 million, or 20%, to $340.2 million in the nine months ended June 30, 2021 compared to $282.8 million in the nine months ended June 30, 2020.
Operating revenues derived from listed derivatives increased $15.9 million, or 14%, to $128.1 million in the nine months ended June 30, 2021 compared to $112.2 million in the nine months ended June 30, 2020, principally driven by a 29% increase in the average rate per contract, which was partially offset by a 11% decline in listed derivative contract volumes in the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.
Operating revenues derived from securities transactions increased $53.6 million, or 18%, to $350.0 million in the nine months ended June 30, 2021 compared to $296.4 million in the nine months ended June 30, 2020. The ADV of securities traded increased 54%, principally driven by increased customer activity in fixed income markets and to a lesser extent equity products, however the RPM traded declined 23% in the three months ended June 30, 2021 principally driven by lower spreads in fixed income products as compared to the three months ended June 30, 2020 which benefited from wider spreads driven by the onset of the COVID-19 pandemic.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined $16.4 million, or 69%, to $7.5 million in the nine months ended June 30, 2021 compared to $23.9 million in the nine months ended June 30, 2020, principally as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was a 34% increase in both average client equity and average FDIC sweep client balances.
Also primarily as a result of the decline in short term interest rates, interest expense declined 58% compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities declining $24.8 million and interest expense directly attributable to securities lending activities declining $8.5 million compared to the prior year period.

Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 55% in the nine months ended June 30, 2021 compared to 47% in the nine months ended June 30, 2020, primarily as the result of the decline in interest income and higher variable compensation.
Segment income increased $12.8 million, or 10%, to $143.3 million in the nine months ended June 30, 2021 compared to $130.5 million in the nine months ended June 30, 2020, primarily as a result of the increase in operating revenues noted above. Non-variable direct expenses, excluding bad debts, increased $5.9 million, or 9% versus the nine months ended June 30, 2020, primarily related to an increase in market information, professional fees and depreciation of internally developed software which was partially offset by lower travel and business development expenses.
Retail
We provide our retail clients around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the U.S.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Retail segment, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$470.0	$60.0	683%	$994.3	$209.3	375%
Principal gains, net	45.4	—	n/m	163.9	0.2	n/m
Commission and clearing fees	14.7	11.4	29%	44.4	37.0	20%
Consulting, management and account fees	10.8	7.6	42%	33.1	25.1	32%
Interest income	0.3	0.1	200%	1.2	0.3	300%
Total revenues	541.2	79.1	584%	1,236.9	271.9	355%
Cost of sales of physical commodities	463.5	57.0	713%	975.3	200.4	387%
Operating revenues	77.7	22.1	252%	261.6	71.5	266%
Transaction-based clearing expenses	7.7	0.7	1,000%	20.4	2.0	920%
Introducing broker commissions	23.8	14.7	62%	71.6	48.2	49%
Interest expense	0.3	—	n/m	0.9	—	n/m
Net operating revenues	45.9	6.7	585%	168.7	21.3	692%
Variable direct compensation and benefits	4.0	0.5	700%	12.7	1.2	958%
Net contribution	41.9	6.2	576%	156.0	20.1	676%
Fixed compensation and benefits	13.9	1.0	1,290%	39.0	3.0	1,200%
Other fixed expenses	22.3	1.4	1,493%	60.5	3.4	1,679%
Bad debts	(0.3)	—	n/m	0.6	—	n/m
Non-variable direct expenses	35.9	2.4	1,396%	100.1	6.4	1,464%
Segment income	$6.0	$3.8	58%	$55.9	$13.7	308%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Securities	$24.6	$18.8	31%	$71.5	$61.1	17%
FX / CFD contracts	48.1	—	n/m	174.1	—	n/m
Physical contracts	4.7	3.0	57%	12.8	9.0	42%
Interest / fees earned on client balances	0.3	0.3	—%	0.9	1.4	(36)%
Other	—	—	—%	2.3	—	n/m
	$77.7	$22.1	252%	$261.6	$71.5	266%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$8,238	$—	n/m	$9,013	$—	n/m
FX / CFD contracts RPM	$90	$—	n/m	$101	$—	n/m

(1)	The ADV for the three and nine months ended June 30, 2021 includes the ADV of Gain, which was acquired effective August 1, 2020

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating revenues increased $55.6 million, or 252%, to $77.7 million in the three months ended June 30, 2021 compared to $22.1 million in the three months ended June 30, 2020. Net operating revenues increased $39.2 million, or 585%, to $45.9 million in the three months ended June 30, 2021 compared to $6.7 million in the three months ended June 30, 2020.
Operating revenues derived from FX / CFD contracts of $48.1 million in the three months ended June 30, 2021, represent the incremental revenues from the acquisition of Gain effective August 1, 2020.
Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $5.8 million, or 31%, to $24.6 million in the three months ended June 30, 2021 compared to $18.8 million in the three months ended June 30, 2020.
Operating revenues derived from physical contracts increased $1.7 million, or 57%, to $4.7 million in the three months ended June 30, 2021 compared to $3.0 million in the three months ended June 30, 2020 principally driven by continued strong customer demand for precious metals.
Interest and fee income earned on client balances was unchanged at $0.3 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Variable expenses, excluding interest, as a percentage of operating revenues were 46% in the three months ended June 30, 2021 compared to 72% in the three months ended June 30, 2020, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable expense cost base.
Segment income increased $2.2 million, or 58%, to $6.0 million in the three months ended June 30, 2021 compared to $3.8 million in the three months ended June 30, 2020, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective August 1, 2020, which brings a larger fixed cost base.
Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Operating revenues increased $190.1 million, or 266%, to $261.6 million in the nine months ended June 30, 2021 compared to $71.5 million in the nine months ended June 30, 2020. Net operating revenues increased $147.4 million, or 692%, to $168.7 million in the nine months ended June 30, 2021 compared to $21.3 million in the nine months ended June 30, 2020.
Operating revenues derived from FX / CFD contracts of $174.1 million, represent the incremental revenues from the acquisition of Gain effective August 1, 2020.
Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $10.4 million, or 17%, to $71.5 million in the nine months ended June 30, 2021 compared to $61.1 million in the nine months ended June 30, 2020.
Operating revenues derived from physical contracts increased $3.8 million, or 42%, to $12.8 million in the nine months ended June 30, 2021 compared to $9.0 million in the nine months ended June 30, 2020, principally driven by continued strong customer demand for precious metals.
Interest and fee income earned on client balances declined $0.5 million, or 36%, to $0.9 million primarily as a result of the decline in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 40% in the nine months ended June 30, 2021 compared to 72% in the nine months ended June 30, 2020, with the decrease in the variable rate percentage being driven by the recent Gain acquisition that brings a large lower variable rate cost base.
Segment income increased $42.2 million, or 308% to $55.9 million in the nine months ended June 30, 2021 compared to $13.7 million in the nine months ended June 30, 2020, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the acquisition of Gain effective August 1, 2020, which brings a larger fixed cost base.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	—	$—	$—	—
Principal gains, net	32.7	25.9	26%	96.9	83.4	16%
Commission and clearing fees	1.3	0.9	44%	3.8	2.9	31%
Consulting, management, account fees	1.0	0.6	67%	2.2	1.9	16%
Interest income	—	—	—	—	—	—
Total revenues	35.0	27.4	28%	102.9	88.2	17%
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	35.0	27.4	28%	102.9	88.2	17%
Transaction-based clearing expenses	1.8	1.2	50%	4.9	3.9	26%
Introducing broker commissions	0.1	0.1	—%	0.4	0.4	—%
Interest expense	—	0.1	(100)%	0.1	0.1	—%
Net operating revenues	33.1	26.0	27%	97.5	83.8	16%
Variable compensation and benefits	6.6	5.1	29%	19.2	16.5	16%
Net contribution	26.5	20.9	27%	78.3	67.3	16%
Fixed compensation and benefits	3.6	3.1	16%	10.7	8.7	23%
Other fixed expenses	2.6	1.9	37%	7.5	6.6	14%
Bad debts	—	—	—	—	—	—
Total non-variable direct expenses	6.2	5.0	24%	18.2	15.3	19%
Segment income	$20.3	$15.9	28%	$60.1	$52.0	16%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Operating revenues (in millions):
Payments	$34.1	$26.8	27%	$100.5	$86.2	17%
Other	0.9	0.6	50%	2.4	2.0	20%
	$35.0	$27.4	28%	$102.9	$88.2	17%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$55	$40	38%	$53	$46	15%
Global Payments RPM	$9,786	$10,650	(8)%	$10,041	$9,957	1%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating revenues increased $7.6 million, or 28%, to $35.0 million in the three months ended June 30, 2021 compared to $27.4 million in the three months ended June 30, 2020. Net operating revenues increased $7.1 million, or 27%, to $33.1 million in the three months ended June 30, 2021 compared to $26.0 million in the three months ended June 30, 2020.
The increase in operating revenues was principally driven by a 38% increase in the average daily notional payment volume which was partially offset by an 8% decline in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the three months ended June 30, 2021 compared to 23% the three months ended June 30, 2020.
Segment income increased $4.4 million, or 28%, to $20.3 million in the three months ended June 30, 2021 compared to $15.9 million in the three months ended June 30, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $1.2 million increase in non-variable direct expenses.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Operating revenues increased $14.7 million, or 17%, to $102.9 million in the nine months ended June 30, 2021 compared to $88.2 million in the nine months ended June 30, 2020. Net operating revenues increased $13.7 million, or 16% to $97.5 million in the nine months ended June 30, 2021 compared to $83.8 million in the nine months ended June 30, 2020.
The increase in operating revenues was primarily driven by a 15% increase in the average daily notional payment volume and a 1% increase in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the nine months ended June 30, 2021 and the nine months ended June 30, 2020.
Segment income increased $8.1 million, or 16%, to $60.1 million in the nine months ended June 30, 2021 compared to $52.0 million in the nine months ended June 30, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $2.9 million increase in non-variable direct expenses versus the prior year period.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$11.6	$8.9	30%	$29.7	$25.2	18%
Fixed compensation and benefits	29.1	20.6	41%	86.4	62.3	39%
	40.7	29.5	38%	116.1	87.5	33%
Other expenses:
Occupancy and equipment rental	9.2	5.3	74%	25.0	15.2	64%
Non-trading technology and support	6.2	5.3	17%	22.0	14.7	50%
Professional fees	4.9	5.3	(8)%	15.8	13.2	20%
Depreciation and amortization	4.7	4.1	15%	13.1	11.8	11%
Communications	1.5	1.5	—%	4.8	4.2	14%
Selling and marketing	0.4	0.4	—%	1.0	3.8	(74)%
Trading systems and market information	0.9	0.9	—%	2.5	2.1	19%
Travel and business development	0.5	0.2	150%	1.2	2.2	(45)%
Other	4.7	4.7	—%	16.4	11.7	40%
	33.0	27.7	19%	101.8	78.9	29%
Total compensation and other expenses	$73.7	$57.2	29%	$217.9	$166.4	31%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total unallocated costs and other expenses increased $16.5 million to $73.7 million in the three months ended June 30, 2021 compared to $57.2 million in the three months ended June 30, 2020. Compensation and benefits increased $11.2 million, or 38%, to $40.7 million in the three months ended June 30, 2021 compared to $29.5 million in the three months ended June 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020. Fixed compensation and benefits during the three months ended June 30, 2021 include severance costs of $3.2 million, principally due to the departure of an executive officer. During the three months ended June 30, 2020, severance costs were $0.7 million.
Administrative headcount increased 26% compared to June 2020, principally due to incremental employees as a result of acquisitions. The headcount increases span across all administrative departments, most notably IT, accounting and compliance. Other non-compensation expenses increased $5.3 million, or 19%, to $33.0 million in the three months ended June 30, 2021 compared to $27.7 million in the three months ended June 30, 2020 principally due to the increase in occupancy and equipment rental related to additional leased office space.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
Total unallocated costs and other expenses increased $51.5 million to $217.9 million in the nine months ended June 30, 2021 compared to $166.4 million in the nine months ended June 30, 2020. Compensation and benefits increased $28.6 million, or 33% to $116.1 million in the nine months ended June 30, 2021 compared to $87.5 million in the nine months ended June 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020. Other non-compensation expenses increased $22.9 million, or 29%, to $101.8 million in the nine months ended June 30, 2021 compared to $78.9 million in the nine months ended June 30, 2020 principally due to the Gain acquisition in the fourth quarter of fiscal 2020. Fixed compensation and benefits during the nine months ended June 30, 2021 include severance costs of $6.1 million, principally due to the departure of certain senior officers. During the nine months ended June 30, 2020, severance costs were $1.2 million.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Our senior management establishes liquidity and capital policies, and we monitor liquidity on a daily basis. Senior management reviews business performance relative to these policies and monitors the availability of our internal and external sources of financing. We have historically financed our liquidity and capital needs primarily with funds generated from our subsidiaries' operations, issuing debt and equity securities, and access to committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our board of directors.
StoneX Financial Inc. (“Stonex Financial”) is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial has a responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our clients and the required margin per contract. StoneX Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. StoneX Financial is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
Gain Capital Group, LLC is registered as both a futures commission merchant and registered foreign exchange dealer, subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.
These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that both StoneX Financial and Gain Capital Group, LLC must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
StoneX Financial Ltd (formerly INTL FCStone Ltd) is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers. During the nine months ended June 30, 2021, StoneX Financial Ltd finalized the transfer of substantially all business formerly within Gain’s U.K. operating entity, Gain Capital U.K., Ltd.
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

As of June 30, 2021, we had total equity of $901.4 million, outstanding loans under revolving credit facilities of $240.0 million, outstanding senior secured term loan of $172.5 million and $336.2 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2021, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
With respect to OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models, as well as variation margin requirements based on the price movement of the commodity or security in which they transact. Our clients are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of each respective counterparty and mark our positions held with each counterparty to market on a daily basis.
We enter into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, finance financial instruments, acquire securities to cover short positions, acquire securities for settlement, and to accommodate counterparties’ needs. In connection with these agreements and transactions, it is our policy to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is assessed daily and we may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.
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
StoneX Financial’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial for any deficits in their accounts. As of June 30, 2021, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.

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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of June 30, 2021 and September 30, 2020, were $16.8 billion and $13.5 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with commodity exchanges prior to collecting margin funds from clients.
The majority of the assets of StoneX Financial, StoneX Financial Ltd, and Gain Capital Group, LLC are restricted from being transferred to the parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no such impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $300.6 million and $30.0 million for the nine months ended June 30, 2021 and 2020, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
The Notes will mature on June 15, 2025. Interest on the Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. We incurred debt issuance costs of $9.5 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes under the effective interest method.
We have the option to redeem all or a portion of the Notes at any time prior to June 15, 2022 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after June 15, 2022, we may redeem the Notes, in whole or in part, at the redemption prices set forth in the indenture. At any time before June 15, 2022, we may also redeem up to 40% of the aggregate principal amount of the Notes at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Pursuant to the terms of the Notes indenture, during the quarter ended June 30, 2021, we had the option to redeem up to $100.0 million in aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. In June 2021, we elected not to redeem the Notes.
The Note holders had the right to require us to repurchase up to $100.0 million in aggregate principal amount of the Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by us) at a purchase price equal to 103% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. During June 2021, we repurchased $1.6 million of the principal amount of the Notes, for 103% of the principal amount, plus accrued and unpaid interest.
Committed Credit Facilities
As of June 30, 2021, we had four committed bank credit facilities, totaling $808.8 million, of which $412.5 million was outstanding. The credit facilities include:
•A three-year syndicated loan facility, which includes a $236.1 million revolving credit facility and a $196.5 million original value Term Loan, committed until August 22, 2022, under which we are currently entitled to borrow up to $408.8 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
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
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. As reflected above, three of our committed credit facilities are scheduled to expire during the next twelve months as of June 30, 2021. We intend to renew or replace the facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of June 30, 2021, we had four uncommitted bank credit facilities with a total outstanding balance of $25.0 million. The credit facilities include:
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
•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow up to $25.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. As of June 30, 2021, there was $25.0 million outstanding on this facility.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2021, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended June 30, 2021, interest expense directly attributable to trading activities includes $8.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $16.5 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their regulatory capital requirements as of June 30, 2021. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing OTC swaps and imposed further regulations on listed derivatives. The Dodd-Frank Act also created a registration regime for new categories of market participants, such as “swap dealers”, among others.
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

Cash Flows
We include client cash and securities segregated for regulatory purposes in our Condensed Consolidated Statements of Cash Flows. We hold a significant amount of U.S. Treasury obligations, which represent investments of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our Condensed Consolidated Statements of Cash Flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $1,343.9 million from $4,468.4 million as of September 30, 2020 to $5,812.3 million as of June 30, 2021. During the nine months ended June 30, 2021, net cash of $1,378.6 million was provided by operating activities, $50.8 million was used in investing activities and net cash of $0.6 million was used in financing activities.
Net cash used in financing activities during the nine months ended June 30, 2021 included the required principal payments of $7.4 million made during the period against the senior term loan. Our outflows related to repayments of our revolving line of credit with maturities greater than 90 days exceed our inflows by $5.0 million. Additionally, we made open market purchases of our common stock outstanding for $3.1 million. Offsetting these cash outflows, we had a $9.0 million inflow from notes payable issued to finance our airplane purchase and $7.6 million in funds received for stock option exercises.
We continuously evaluate opportunities to expand our business. Investing activities include $53.5 million in capital expenditures for property and equipment during the nine months ended June 30, 2021 compared to $5.5 million during the prior year. The fluctuation in capital expenditures is principally related to leasehold improvement projects related to new office space, purchasing IT equipment, and capitalizing internally developed software. In addition, we purchased a corporate airplane, which subsequently was partially financed with a promissory note with a banking institution. During the nine months ended June 30, 2021, we sold the corporate airplane we owned previously, resulting in a cash inflow of $3.1 million.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $16.7 million.
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
Unrealized gains and losses on open positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Similarly, gains and losses become realized when client transactions are liquidated, though they do not affect cash flow. To some extent, the amount of net deposits made by our clients in any given period is influenced by the impact of gains and losses on our client balances, such that clients may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions. Only the latter activities result in cash movements.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2021 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2021 and September 30, 2020, at fair value of the related financial instruments, totaling $1,764.2 million and $686.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2021, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2021. The totals of $1,764.2 million and $686.0 million include a net liability of $477.1 million and $176.8 million for derivatives, based on their fair value as of June 30, 2021 and September 30, 2020, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2021.

Market-to-Market Revenues
Number of Days
Daily Revenues ($000's)
0
5
10
15
20
25
30
35
40
4
2
8
13
27
40
29
35
11
11
11
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

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of June 30, 2021, $446.2 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2021, $348.3 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2021.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended June 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2021 to April 30, 2021	—	$—	—	1,000,000
May 1, 2021 to May 31, 2021	—	—	—	1,000,000
June 1, 2021 to June 30, 2021	50,000	62.48	50,000	950,000
Total	50,000	$62.48	50,000
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	August 9, 2021	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 9, 2021	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer