Form 10-K
period 2021-09-30
StoneX Group Inc.
filed 2021-11-29
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2021
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
Securities registered under Section 12(g) of the Act:         None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $793.8 million.
As of November 24, 2021, there were 19,947,689 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 2, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2021

Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
Cautionary Statement about Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 3,200 employees as of September 30, 2021. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
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
We currently serve more than 45,000 commercial and institutional clients, and over 370,000 retail accounts located in more than 180 countries. We believe we are the third largest independent, non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by our $4.4 billion in required client segregated assets at our U.S. FCM as of September 30, 2021, and one of the leading market makers in foreign securities, making markets in approximately 16,000 different foreign securities. We are one of only nine Category One ring dealing members of the London Metals Exchange (the “LME”). Our clients include commercial entities, regional, national and introducing broker-dealers, asset managers, insurance companies, brokers, institutional and individual investors, professional traders, commercial and investment banks as well as government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate where there is an unmet demand for our services. In addition, we seek to attract new clients through our Internet websites including StoneX.com, FOREX.com, Cityindex.com, Coininvest.com and Silver-to-go.com. We also pursue new clients through indirect channels including our relationships with introducing brokers, who solicit clients on our behalf, and white label partners, who offer our services to their customers under their own brand. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that may help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.
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
Available Information
Our internet address is www.stonex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available free of charge in the Investor Relations section of this website. Our website also includes information regarding our corporate governance, including our Code of Ethics, which governs our directors, officers and employees. The content of our website is not incorporated by reference into this report or any other filings with the Securities and Exchange Commission (“SEC”).
Capabilities
We provide our clients access to financial markets and liquidity sources globally to enable them to efficiently hedge their risk and/or gain exposure. Our financial network connects over 45,000 commercial and institutional clients and over 370,000 retail clients to 36 derivatives exchanges, most global securities exchanges and over 15,000 over-the-counter markets.
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
Clearing
We provide competitive and efficient clearing on all major futures exchanges globally. In addition, we act as an independent full-service provider of clearing, custody, research and security-based lending products in the global securities markets. We provide multi-asset prime brokerage, outsourced trading and custody, as well as self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. We provide prime brokerage services in major foreign currency pairs and swap transactions to institutional clients. Additionally, we provide clearing of foreign exchange transactions, in addition to clearing of a wide range of over-the-counter (“OTC”) products.
OTC / Market-Making
We offer clients access to the OTC markets for a broad range of traded commodities, global securities, foreign currencies, contracts for difference (“CFDs”) and interest rate products. For clients with commodity price and financial risk, our customized and tailored OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
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
Global Payments
We have built a scalable platform to provide end-to-end global payment solutions to banks and commercial businesses, as well as charities, NGOs and government organizations. We offer payments services in more than 140 currencies. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis deriving revenue from the difference between the purchase and sale prices. Through our comprehensive platform and our commitment to client service, we provide simple and fast execution, delivering funds in any of these countries quickly through our global network of approximately 375 correspondent banking relationships.
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
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swaps dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 12 years since the financial crisis, the global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for smaller players in this industry, such as us, to acquire small and mid-sized clients and take market share.
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
Securities
We provide value-added solutions that facilitate cross-border trading in equity securities and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, making markets in more than 16,000 ADRs, GDRs and foreign ordinary shares, of which over 7,000 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina and Brazil, where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers seamless connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 80 correspondent clearing relationships with over $22 billion in assets under management or administration as of September 30, 2021.
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
As of September 30, 2021, our U.S. FCM held $4.4 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCM’s. Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude and middle distillates markets to clients throughout EMEA.
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
Independent Wealth Management
Our independent broker/dealer, SA Stone Wealth Management Inc. (“SA Stone”), member FINRA/SIPC, together with its affiliated SEC-registered investment advisor, SA Stone Investment Advisors Inc., provides an integrated platform of technology, comprehensive wealth management and investment services to registered representatives, investment advisor representatives and registered investment advisors nationwide. The firm supports more than 500 independent professionals with best-in-class service and products.
Retail Precious Metals
Our physical retail precious metals business is comprised of the acquisition of Coininvest GmbH and European Precious Metal Trading GmbH, completed in April 2019. Through our websites Coininvest.com and Silver-to-go.com we offer clients the ability to purchase physical gold and other precious metals, in multiple forms, including coins and bars, in denominations of their choice, to add to their investment portfolios.

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
Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer local currency payments services in more than 185 countries and 140 currencies, which we believe is more than any other payments solutions provider.
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
Through this single comprehensive platform and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through our global network of approximately 375 correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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

Acquisitions during Fiscal Year 2021
Chasing Returns Limited
On August 3, 2021, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired the majority of stock in Chasing Returns Limited, based in Ireland. Chasing Returns Limited specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. The Company intends to use the capabilities of Chasing Returns Limited to enhance the Company’s offerings to its retail clients.
EncoreFx Ltd.
Effective December 22, 2020, the Company acquired EncoreFx Inc., which is incorporated in the State of Washington, and is registered as a Money Services Business with FinCEN, having 33 state money transmitter licenses and whose primary operations include providing foreign-currency exchange risk management and global payment solutions services to small and medium sized businesses. Subsequent to the acquisition, the company was renamed as StoneX Payment Services Ltd.
Acquisitions during Fiscal Year 2020
Gain Capital Holdings, Inc.
On July 31, 2020, the Company acquired Gain Capital Holdings, Inc. (“Gain”), a global provider of trading services and solutions to institutional and retail investors, specializing in both OTC products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global OTC financial markets, including spot foreign exchange, precious metals, and contracts for a difference (where permitted). As a result of the acquisition, the Company added a new digital platform to its global financial network, significantly expanded its offerings to retail clients, as well as added a complementary exchange-traded futures and options on futures business.
Regulation
Overview
Our business and the industries in which we operate are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions including the U.S., the United Kingdom (“U.K.”), Luxembourg, Germany, Cyprus, Argentina, Brazil, Dubai, Nigeria, Hong Kong, Singapore, Japan, Australia, Canada and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and a number perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:
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
•the collection, use, transfer and protection of customer personal information;
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

The primary responsibility for ensuring that we maintain compliance with all applicable regulatory requirements is vested in our legal and compliance departments. In addition, our legal and compliance departments are responsible for our ongoing training and education programs, supervision of our personnel required to be licensed by one or more of our regulators, review of sales, marketing and other communications and other related functions. Also where appropriate our sales employees are licensed pursuant to applicable regulation.
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
Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2021. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 22 to the Consolidated Financial Statements.
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
Secured Client Assets
We maintain client secured deposits from our clients relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of our current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts.
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
We are a CFTC provisionally registered swap dealer, whose business is overseen by the NFA. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, under which we fall in the final compliance date tier recently extended to September 2022. Additionally, the CFTC finalized the proposed net capital rules applicable to swap dealers on July 22, 2020, with the new rules effective October 6, 2021.
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
U.S. Patriot Act
We are subject to a variety of statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing

Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which requires that we maintain a comprehensive anti-money laundering (“AML”) program, a customer identification program (CIP), designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.
FINCEN CDD Final Rule
Additionally, our US legal entities qualifying as covered financial institutions are subject to the Customer Due Diligence Rule (“the CDD Rule”), which clarifies and strengthens customer due diligence requirements. This applies to our US brokers dealer(s) in securities, futures commission merchants, and introducing brokers in commodities. The CDD Rule requires these covered financial institutions to identify and verify the identity of the natural persons (known as beneficial owners) of legal entity customers who own, control, and profit from companies when those companies open accounts.
The CDD Rule has four core requirements. It requires covered financial institutions to establish and maintain written policies and procedures that are reasonably designed to:
•identify and verify the identity of customer;
•identify and verify the identity of the beneficial owners of companies opening accounts;
•understand the nature and purpose of customer relationships to develop customer risk profiles; and
•conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.
With respect to the requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individual who owns 25 percent or more of a legal entity, and an individual who controls the legal entity. A Beneficial Ownership Form is also required. These requirements are applied to customers which meet the CDD Rule Criteria.
European and United Kingdom Regulation
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K., regulates several of our subsidiaries as Markets in Financial Instruments Directive (“MiFID”) investment firms under part IV of the Financial Services and Markets Act 2000. Applicable regulations impose regulatory capital, as well as conduct of business, governance, and other requirements on these entities. The client assets (“CASS”) rules include those that govern the handling of client money and other assets which, under certain circumstances must be segregated from the firm’s own assets.
CFD’s referencing cryptocurrencies
The FCA has adopted rules to ban the sale of CFDs referencing cryptocurrencies to retail consumers, which became effective in January 2021.
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
•undertake daily internal and external client money reconciliations within an appropriate risk and control framework; and
•appoint an individual who is responsible for CASS oversight.
Anti-Money Laundering and Sanctions
As in the U.S., our U.K. and European entities are subject to statutory and regulatory requirements concerning relationships with customers and the review and monitoring of their transactions. Regulated firms in both the U.K. and in the European Union (“E.U.”) must have robust governance, effective risk procedures and adequate internal control mechanisms to manage the exposure to financial crime risk. The measures require the U.K. and E.U. entities to verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source; and review and monitor their customer’s transactions and activities to identify anything suspicious.
Our U.K. and E.U. entities take a risk-based approach and senior management are responsible for addressing these risks. At least annually, there is a requirement to identify and assess the exposure to financial crime risk, enabling the targeting of financial crime resources on the areas of greatest risk. Procedures in the U.K. and E.U. are based on guidance and requirements issued both at a national and supranational level.
The FCA and the financial supervisory authorities in the E.U. require our entities to have systems and controls in place to enable them to identify, assess, monitor and manage financial crime risk. Accordingly, we have implemented appropriate systems and controls which are proportionate to the nature, scale and complexity of our activities. We provide relevant training to our employees in relation to financial crime. As required, our EMEA Money Laundering Reporting Officer as well as the Money Laundering Reporting Officer appointed in respect of each of the entities in the E.U. provide regular reports on the operation and effectiveness of these systems and controls, including details of our regular assessments of the adequacy of these systems and controls to ensure their compliance with the local regulatory requirements.
Our financial crime systems and controls also include routine screening to identify where customers and others with whom we transact may be subject to financial sanctions, including measures initiated or adopted by inter alia the U.K. Treasury, E.U. or OFAC (as required in the U.S.)
EMIR
The E.U. European Market Infrastructure Regulation (Regulation (EU) 648/2012) (“EMIR”) imposes requirements on entities that enter into any form of derivative contract and applies directly to firms in the E.U. that trade derivatives and indirectly to non-E.U. firms that trade derivatives with E.U. firms. Accordingly, under these rules, we are required to:
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
MiFID
Where firms offer “execution only” services for certain financial instruments which are deemed “complex”, E.U. Markets in Financial Instruments Directive II (Directive 2014/65/EU) (“MiFID II”) requires firms to assess the appropriateness of those investments for retail clients. For this assessment, we are required to collect information about our existing and potential clients’ knowledge and experience with regard to specific products and services, including:
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
In addition to the requirements described above, MiFID II requires that:
•firms carry out an appropriateness assessment before providing an execution only service to retail clients;
•transparency is given to derivatives traded on regulated markets, multi-lateral trading facilities (“MTFs”), and organized trading facilities (“OTFs”);
•transactions are reported for those financial instruments traded on MTFs, OTFs, and those financial instruments where the underlying instrument is traded on a Trading Venue; and
•E.U. Member State regulators ban or restrict the marketing, distribution or sale of a financial instrument or types of financial practice where there is a threat to investor protection, the orderly functioning and integrity of markets or to financial stability. The European Banking Authority and the European Securities and Markets Authority have similar powers to impose a ban on an E.U.-wide basis or in relation to a particular E.U. Member State.
Packaged Retail and Insurance-based Investment Products
Our U.K. entities are required to comply with the PRIIPs Regulation in relation to packaged retail and insurance-based investment products (“PRIIPs”) that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The regime requires us to provide retail clients with a standardized key information document (“KID”) in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.
Payments Services Regulations 2017
The Payments Services Regulations 2017 (“PSRs”) implemented the second Payments Services Directive (“PSD II”) in the U.K. The most significant development contained in the PSD II is the requirement for payment services firms to introduce strong customer authentication (“SCA”) on the payment platforms. Firms providing business via e-commerce methods have until March 2022 to fully implement SCA on their platforms.
Brexit
The U.K. left the E.U. in January 2020 pursuant to a Withdrawal Agreement. It entered into a transition period which expired on December 31, 2020. Following the expiration of this transition period, British investment and payment firms have lost the right to conduct business within European Economic Area (“EEA”) states based on their ‘home’ state authorization. Without appropriate authorization, British firms are largely restricted to providing business to clients that are domiciled in the EEA on a ‘reverse solicitation’ basis. Furthermore, British investment firms have lost certain rights with respect to access to, or providing their clients with a connection to, certain infrastructural assets that are necessary for the provision of certain services. An example is the provision of direct electronic access to trading venues authorized in the E.U.
StoneX Financial Ltd put in place a comprehensive Brexit contingency plan to mitigate the risks associated with Brexit. This included the transfer of assets, services and clients to StoneX Financial Ltd’s subsidiary (StoneX Financial GmbH) and sister company (StoneX Financial Europe S.A).
Similarly, the group has executed a plan to mitigate the risks associated with Brexit for retail clients including the establishment of a licensed entity in Cyprus, StoneX Europe Ltd.
U.K. Investment Firm Prudential Regime
The U.K. is due to implement a new prudential regime that will replace the existing Capital Requirements Regulation (“CRR”) and fourth Capital Requirements Directive (“CRD IV”) in January 2022. The U.K. Investment Firm Prudential Regime (“IFPR”) is intended to introduce a more appropriate regime for investment firms, which are currently regulated under rules designed for banks. StoneX Financial Ltd is not currently expecting that the IFPR will require significant changes to be made to its prudential requirements. This new prudential regime entered into force in June 2021 in the E.U.
E.U. Conflict Minerals Regulation
The E.U. Conflict Minerals Regulation (“CMR”) became effective in January 2021. The U.K. adopted the CMR as it entered the U.K. statute book for Northern Ireland before the expiration of the Brexit transition period. The FCA is expected to recognize the Global Precious Metals Code in the U.K. following a recent consultation. The CMR requires importers to conduct due diligence on their gold, tantalum, tin, and tungsten supply chains to identify minerals that may have originated from conflict zones. The new requirements are largely based on existing guidance issued by the Organisation for Cooperation and Development (OECD) which StoneX Financial Ltd already applies. The firm has made some amendments to its policies and procedures in anticipation of the regulation and keeps these under review as part of its systems and controls.
Other International Regulation
Our operating subsidiaries in jurisdictions outside of the U.S. U.K. and E.U. are registered with, or obtained a license from, local regulatory bodies that seek to protect clients by imposing requirements relating to capital adequacy and other matters.
Privacy and Data Protection
Our business is subject to rules and regulations adopted by state, federal and foreign governments, and regulatory organizations governing data privacy, including for example the California Consumer Privacy Act (CCPA) and the European General Data Protection Regulation (GDPR). Additional states, as well as foreign jurisdictions, have enacted or are proposing similar data protection regimes, resulting in a rapidly evolving landscape governing how we collect, use, transfer and protect personal data.

Exchange Memberships
Through our various operating subsidiaries, we are member of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the New Zealand Exchange, the Minneapolis Grain Exchange, the London Metal Exchange, ICE Europe Ltd, Euronext Amsterdam, Euronext Paris, European Energy Exchange, Norexco ASA, the Rosario Futures Exchange, ICE Futures Abu Dhabi, Small Exchange, Inc. and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.
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
•Performance evaluations. Employee performance is evaluated annually through written self-assessments which are reviewed in discussions with supervisors and managers. Employee performance is assessed based on a variety of key performance indicators, including achievement of objectives specific to the employee’s department or role, an assessment of company core competencies, feedback from peers and subordinate employees and managers in other departments and an assessment conducted by the employee’s direct manager.
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
Employee Health and Welfare
We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of wellness initiatives. We have taken a proactive approach to addressing the Covid-19 pandemic’s impact on our employees, implementing a mitigation response and monitoring program, which includes a Covid-19 Response Task Force, in order to protect the health of our employees, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with local guidelines for each of our offices. We promote a culture of hard work and achievement that also strives to provide an appropriate work-life balance for our employees. We conduct employee surveys from time-to-time to collect feedback and incorporate into our planning. In addition, we offer employee assistance programs, including confidential assistance for financial, mental and physical well-being. Finally, we believe that the well-being of our employees is enhanced when they can give back to their local communities or charities and have established the “StoneX Cares” program to facilitate participation by our employees in these initiatives and provide a company match for charitable contributions.
Diversity and Inclusion
We believe that we are more successful commercially with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers, regardless of gender, national origin, ethnicity or other protected class. We have adopted an Affinity Group Policy which provides a framework for groups of employees to interact over areas of common interest, an example being the Women of StoneX program which focuses on supporting and developing our female employees. In addition, our Board includes two female directors and our Nominating and Governance Committee is actively focused on issues of diversity and inclusion as part of its overall mandate. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address client needs across the numerous cultures in the countries in which we operate. We continually analyze and monitor gender and ethnicity across our employee population and report regularly into Executive Committee and the Board.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the U.K., Cyprus, Luxembourg, Germany, Spain, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia, Singapore, Japan, Cayman Islands, Bermuda and Poland. We established wholly owned subsidiaries in the Cayman Islands and Bermuda but do not have offices or employees in those countries.
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
We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: StoneX, IRMP, FCStone, FC Stone, CommodityNetwork, CoffeeNetwork, GAIN Capital, FOREX.com, It’s Your World. Trade It., GAIN Capital Futures, and GAIN Futures. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., the E.U., Singapore and China. We also have pursued trademark protection through the Madrid Protocol covering our StoneX brand name in a variety of jurisdictions. To date, we have received preliminary approvals in Australia, the U.K., the E.U. and Singapore, and are awaiting approvals from other jurisdictions.
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
There have been significant declines in trading volumes in the financial markets generally in the past and there may be similar declines in trading volumes generally or across our platforms in particular in the future. Any one or more of the above factors may contribute to reduced trading volumes. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or decreased trading volume in the U.S. and global financial markets.
Although we continue our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse effect on our business, financial condition and operating results.
Our net operating revenues may decrease due to changes in client trading volumes which are dependent in large part on commodity prices and commodity price volatility. Our clients’ trading volumes are largely driven by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets periodically experience significant price volatility. In addition to price volatility, increases in commodity prices generally lead to increased trading volume. As prices of commodities rise, especially energy prices, new participants enter the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. In addition, lower volatility and lower volumes could lead to lower client balances held on deposit, which in turn may reduce the amount of interest revenue and account fees we collect based on these deposits.
Factors that are particularly likely to affect price volatility and price levels of commodities include supply and demand of commodities, weather conditions affecting certain commodities, national and international economic and political conditions, the perceived stability of commodities and financial markets, the level and volatility of interest rates and inflation and the financial strength of market participants.
Low short-term interest rates negatively impact our profitability. We have generated significant interest-related revenue in prior periods and low levels of short-term interest rates, such as the levels currently in effect, have a material adverse effect on our profitability. For example, for the fiscal year ended September 30, 2021, our interest related income was $102.4 million as compared to $130.9 million during the fiscal year ended September 30, 2020. We expect our interest-related revenue to remain depressed in the current and future years unless market interest rates increase significantly.
Short-term interest rates are highly sensitive to factors that are beyond our control and we can provide no assurance as to when short-term interest rates will increase.
The extension of the COVID-19 pandemic could have a material adverse effect on our business. The COVID-19 pandemic has created significant market volatility, uncertainty and economic disruption and while increased volatility is typically a driver of increased customer activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that the continuation of the COVID-19 pandemic results in a global recession or slowdown, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risk with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.

In addition, the continuation of the COVID-19 pandemic has led to increased operational and cybersecurity risks, including those related to a large number of our employees working remotely. These risks include, among others, increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks as cybercriminals try to exploit an increased number of points of possible attack, such as laptops and mobile devices, both of which are now being used in increased numbers. Any failure to effectively manage these increased operational and cybersecurity demands and risks, including to timely identify and appropriately respond to cyberattacks, may materially adversely affect our results of operations and the ability to conduct our business. For a further discussion of cybersecurity risks, see Technology and Cybersecurity Risks below.
The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity or results of operations will depend on future developments, which are uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants, possible future governmental limitations on commerce and travel, the effectiveness of our transition from work-from-home arrangements to a gradual return to our offices, actions taken by governmental authorities in response to the pandemic, as well as other direct and indirect impacts on us, our customers, our vendors and other stakeholders. To the extent the continuation of the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described herein and in any future Quarterly Reports on Form 10-Q or other filings we make with the SEC.
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
•the availability of sufficient capital, in order to provide enhanced liquidity to our clients; and
•general market conditions.
We conduct our market-making and trading activities predominantly as a principal and therefore hold positions that bear the risk of significant price fluctuations, rapid changes in the liquidity of markets, deterioration in the creditworthiness of our counterparties and other risks that may cause the value of our positions to decline, which would lead to lower operating revenues.
In addition, as a market maker, while we seek to hedge our exposure to market risk relating to the positions we hold, at any given moment, our unhedged exposure subjects us to market risk, including the risk of significant losses. Principal gains and losses resulting from our positions could have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period. These risks are increased when we have concentrated positions in securities of a single issuer or issuers in specific countries and markets, which is the case from time-to-time.
Declines in the volume of securities, commodities and derivative transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and other assets, and in interest and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changes in price levels also may result in losses in the fair value of securities, commodities and other assets held in inventory. Sudden sharp changes in the fair value of securities, commodities and other assets can result in a number of adverse consequences for our business, including illiquid markets, fair value losses arising from positions held by us, and the failure of buyers and sellers of securities, commodities and other assets to fulfill their settlement obligations. Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
We operate as a principal in the OTC derivatives markets which involves significant risks associated with commodity derivative instruments in which we transact. We offer OTC derivatives to our clients in which we act as a principal counterparty. We endeavor to simultaneously offset the underlying risk of the instruments, such as commodity price risk, by establishing corresponding offsetting positions with commodity counterparties, or alternatively we may offset those transactions with similar but not identical positions on an exchange. To the extent that we are unable to simultaneously offset an open OTC derivative position or the offsetting transaction is not effective to fully eliminate the derivative risk, we have market risk exposure on these unmatched transactions. Our exposure varies based on the size of our overall positions, the terms and liquidity of the instruments we offer to our clients and the amount of time the positions remain open.

While we mitigate market risk on OTC derivative positions with strict risk limits, limited holding periods and active risk management, adverse movements in the referenced assets or rates underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
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
OTC derivative transactions may generally be modified or terminated only by mutual consent of the parties to any such transaction (other than in certain limited default and other specified situations (e.g., market disruption events)) and subject to agreement on individually negotiated terms. Accordingly, it may not be possible to modify, terminate or offset obligations or exposure to the risk associated with a transaction prior to its scheduled termination date.
In addition, we note that as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with our counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.
We are subject to margin funding requirements on short notice. Our business involves establishment and carrying of substantial open positions for clients on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our clients. We maintain borrowing facilities for the purpose of funding margin and credit support and have in place procedures for collecting margin and other deposits from clients on a same-day basis; however, there can be no assurance that these facilities and procedures will provide us with sufficient funds to satisfy funds to satisfy any additional margin or credit support we may be required to post in the event of severe adverse price movements affecting the open positions of our clients. Generally, if a client is unable to meet its margin call, we promptly liquidate the client’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that liquidation will be feasible, given market conditions, size of the account and tenor of the positions.
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
These and similar events could materially affect our business, financial condition and results of operations. While we have policies, procedures and automated controls in place to identify and manage our credit risk, there can be no assurance that they will effectively mitigate our credit risk exposure. If our policies, procedures and automated controls fail, our business, financial condition and results of operations may be adversely affected.

We are subject to risk of default by financial institutions that hold our funds and our customers’ funds. We have significant deposits of our own funds and our customers' funds with banks and other financial institutions, including liquidity providers. In the event of the insolvency of one of these financial institutions, we might not be able to fully recover the assets we have deposited since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
We rely on relationships with introducing brokers for obtaining some of our clients and our business or reputation could be harmed by such introducing broker misconduct or errors. We have relationships with introducing brokers, both domestic and international, who solicit clients for their execution and/or advisory services. Those introducing brokers work to establish execution and/or clearing accounts with our entities for those new client relationships but generally serve as the primary relationship and customer service point for those clients. Many of our relationships with introducing brokers are non-exclusive or may be canceled on relatively short notice. In addition, our introducing brokers have no obligation to provide new client relationships or minimum levels of transaction volume. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. Further, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker. Our failure to maintain our relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships could result in a loss of revenues, which would adversely affect our business.
We may be held responsible by regulators or third-party plaintiffs for any improper conduct by our introducing brokers, even though we do not control their activities. This may be the case even when the introducing brokers are separately regulated. Many of our introducing brokers operate websites, which they use to advertise our services or direct customers to us and there may be statements on such websites in relation to our services that may not be accurate and may not comply with applicable rules and regulations. Any disciplinary action taken against us relating to the activities of our introducing brokers, or directly against any of our introducing brokers could have a material adverse effect on our reputation, damage our brand name and adversely affect our business, financial condition and operating results.
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
Our risk management policies and procedures rely on a combination of technology and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In addition, our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. To the extent that we elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, we will be exposed to the risk of greater losses. Even if we our risk management procedures are effective in mitigating known risks, new unanticipated risks may arise and we may not be protected against significant financial loss stemming from these unanticipated risks. These new risks may emerge if, among other reasons, regulators adopt new interpretations of existing laws, new laws are adopted or third-parties initiate litigation against us based on new, novel or unanticipated legal theories. Our risk management policies and procedures may not prevent us from experiencing a material adverse effect on our financial condition and results of operations and cash flows.
Technology and Cybersecurity Risks
Internal or third-party computer and communications systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by vendors or third parties, including those used for execution and clearance of our client’s trades and our market-making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure due to any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. While we currently maintain business continuity and disaster recovery plans (the “BCPs”), which are intended to minimize service interruptions and secure data integrity, our BCPs may not be sufficient or work effectively during an emergency.
Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, our business, financial condition and results of operations could be materially adversely affected, and our business interruption insurance may not adequately compensate us for losses that may occur.
Our inability to avoid or adequately address the failure of our key computer and communication systems exposes us to significant risks, including:
•unanticipated disruptions in service to our clients;
•slower response times, delays in trade execution and failed settlement of trades;
•incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;
•financial losses; and
•litigation or other client claims and regulatory sanctions.
We hold a large amount of personally identifiable information relating to our customers and other counterparties, which exposes us to significant regulatory and financial risks if such information is not properly safeguarded. In connection with our business, we collect and retain personally identifiable information of our clients. The continued occurrence of high-profile data breaches provides evidence of the serious threats to information security in general and as it relates to our business. Our clients expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is rapidly evolving and increasingly demanding. Protecting against security breaches, including cyber-security attacks, is an increasing challenge, and penetrated or compromised data systems or the intentional or inadvertent release or disclosure of data has in the past, and may in the future, result in theft, loss or fraudulent or unlawful use of client or company data. It is possible that our security controls over personally identifiable information, our training of employees on data security and other practices we follow may not prevent the improper disclosure of personally identifiable information that we collect, store and manage.
We are exposed to significant risks relating to cybersecurity attacks against our trading platforms, internal databases and other technology systems. Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error or malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past, including breaches of our information technology systems, and may experience them in the future, potentially with more frequency or sophistication. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
System failures, inadvertent disclosure of customer personal information and/or cybersecurity breaches expose us to financial losses, regulatory fines or sanctions and third-party litigation. The degradation or failure of the communications and computer systems on which we rely, due to internal system issues, vendor or other third party issues, cybersecurity attacks or for other reasons, or the significant theft, loss or fraudulent use of client information under any circumstances, may lead to financial losses, litigation or arbitration claims filed by or on behalf of our clients, and regulatory investigations and sanctions against us. These events could also have a negative effect on our reputation, which in turn could cause us to lose existing clients to our competitors or make it more difficult for us to attract new clients in the future.
Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our clients. We must continue to enhance and improve our electronic trading platforms. The financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading platforms may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:
•enhance our existing products and services;
•develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our clients and prospective clients;
•continue to attract highly-skilled technology personnel; and
•respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.
Developing our electronic trading platforms and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platforms, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our platforms and use those of our competitors.
Further, the adoption of new internet, networking, cloud, telecommunications or blockchain technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure that we will be able to respond in a timely manner to changing market conditions or client requirements.
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
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations. As of September 30, 2021, our total consolidated indebtedness was $755.6 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:
•requiring that an increasing portion of our cash flow from operations be used for the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, investments and general corporate requirements;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, investments and general corporate requirements:

•limiting our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or business;
•increasing the risk of a future downgrade of our credit ratings, which could increase future debt costs; and restricting our ability to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise.
We may incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase materially.
Some of our borrowings are subject to variable interest rates and as such in periods of rising interest rates, our cost of funds will increase, which could reduce our net income.
Committed credit facilities currently available to us might not be renewed. As of September 30, 2021, we had four committed credit facilities under which we could borrow up to $806.4 million, consisting of:
•a $406.4 million facility for general working capital requirements, committed until August 22, 2022;
•a $75.0 million facility for short-term funding of margin to commodity exchanges, committed until April 1, 2022;
•a $300.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until January 29, 2022; and
•a $25.0 million facility for short-term funding of margin to commodity exchanges, committed until October 14, 2022. On November 18, 2021, the facility was amended to increase the committed borrowing amount available to $50.0 million.
It is possible that these facilities might not be renewed at the end of their commitment periods and that we will be unable to replace them with other facilities on terms favorable to us or at all. If our credit facilities are unavailable or are insufficient to support future levels of business activity, our business, financial condition and results of operations may be materially adversely affected. In addition, in such circumstances, we may need to raise additional debt or equity financing on terms that are unattractive or dilutive to our current shareholders. Moreover, if we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements, leading to reduced profitability.
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
Our failure to comply with these restrictive covenants, as well as others contained in any future debt instruments entered into from time to time, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations and result in our being required to repay these borrowings before their maturity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
Global Regulatory Risks
The scope and complexity of the regulation to which we are subject creates significant risks for us. The securities and derivatives industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the MSRB, the FCA, the FSA, CySEC, IIROC, the OSC, MAS, ASIC, CIMA, the NFA, the CME Group, Inc. and other self-regulatory organizations (commonly referred to as SROs), state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations.
These regulations govern a broad and diverse range of our activities, including, without limitation, risk management, disclosures to clients, reporting requirements, client identification and anti-money laundering requirements, safeguarding client assets and personal information and the conduct of our directors, officers and employees.
Failure to comply with any of these laws, rules or regulations could result in material adverse effects on or business, results of operations and financial condition, including as a result of regulatory investigations and enforcement proceedings, civil litigation, fines and/or other settlement payments. In addition, changes in existing rules or regulations, including the interpretation thereof, or the adoption of new rules or regulations, could subject us to increased cost and risk of regulatory investigation or civil litigation, on or more of which could have a material adverse effect on our business, financial condition and results of operations.

The cost of complying with our regulatory requirements is significant and could increase materially in the future.
We have incurred and expect to continue to incur significant costs to comply with our regulatory requirements, including with respect to the development, operation and continued enhancement of our trading platforms and technology solutions relating to trade execution, trade reporting, trade surveillance and transaction monitoring, record keeping and data reporting. New regulations, including amendments of existing rules, could result in material increases in operating costs in order to comply with additional regulatory requirements.
We are exposed to significant risk from civil litigation and regulatory enforcement actions against us. As a result of the broad scope of our highly regulated business activities and our large and diverse customer population, we are a party to a significant number of lawsuits and regulatory investigations and proceedings, which are costly and time consuming to defend or address and expose us to risk of loss and fines and penalties. Moreover, the amounts involved in the trades we execute, together with the potential for rapid price movements in the products we offer, can result in potentially large damage claims in any litigation that arises in connection with such trades.
In addition, the volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms has been increasing and may continue to increase. The risks relating to litigation and regulatory investigations and enforcement actions will also increase as our business expands.
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 13 - Commitments and Contingencies in the Consolidated Financial Statements.
Certain of our subsidiaries are required to maintain significant levels of net capital and if our subsidiaries fail to meet these requirements, we face suspension, expulsion or limitation on our product lines. Our regulated subsidiaries are subject to a number of requirements to maintain specific levels of net capital. Failure to maintain the required net capital may subject our subsidiaries to suspension or revocation of their license or registration or expulsion from regulatory bodies. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
In addition to these net capital requirements, certain of our subsidiaries are subject to the deposit and/or collateral requirements of the clearing houses and exchanges in which such subsidiaries participate. These requirements may fluctuate significantly from time to time based upon the nature and size of client trading activity. Failure to meet such requirements could result in our inability to continue to participate in such clearinghouses and exchanges, which could have a material adverse effect on our business, financial condition and results of operation.
Changes in existing net capital rules or the issuance of new rules could restrict our operations or limit our ability to issue dividends or repay debt. Our business depends on the use of capital, most of which is generated and held by our operating subsidiaries. If there are changes to existing net capital rules, or new rules are issued, that require us to hold additional capital at our operating subsidiaries, we may be unable to issue dividends from our subsidiaries to fund our operations or repay our debt, which could have a material adverse effect on our business, financial condition and results of operation.
Rapidly evolving regulations regarding data privacy could increase our costs and adversely affect our business. Our business is subject to rules and regulations adopted by state, federal and foreign governments, and regulatory organizations governing data privacy, including, but not limited to for example, the California Consumer Privacy Act (CCPA) and the European General Data Protection Regulation (GDPR). Additional states, as well as foreign jurisdictions, have enacted or are proposing similar data protection regimes, resulting in a rapidly evolving landscape governing how we collect, use, transfers and protect personal data. These new regulations, as well as changes to existing rules, could result in material increases in operating costs and impact the manner in which our products and services can be offered to our clients. Any failure to comply with the CCPA, GDPR or other applicable data protection regulations could subject us to risk of regulatory investigation, penalties, civil litigation and reputational harm, and could have a material adverse effect on our business, financial condition and results of operation.
International Operations Risks
Our international operations involve special challenges that we may not be able to meet, which could adversely affect our business, financial condition and results of operation. We engage in a significant amount of business with clients in markets outside the United States. We face certain additional risks that are inherent in doing business in international markets, particularly in the regulated industries in which we participate. These risks include an inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and are also subject to unexpected change, difficulties of debt collection and enforcement of contractual rights in foreign jurisdictions and reduced protection for intellectual property rights.
Fluctuations in currency exchange rates could negatively impact our earnings. A significant portion of our international business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of our non‑U.S. dollar net assets, revenues and expenses. Although we closely monitor potential exposures as a result of these fluctuations in currencies and adopt strategies designed to reduce the impact of these fluctuations on our financial results, there can be no assurance that we will be successful in managing our foreign exchange risk and potential movements in the U.S. Dollar against other currencies could adversely affect our results of operations. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.
Our international operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Our international operations are subject to specific risks that are more likely to arise in politically unstable and less developed regions of the world. We may conduct business in countries that are the subject of actual or threatened war, terrorist activity, outbreaks of pandemic or contagious diseases, such as COVID-19, political instability, civil strife and other geopolitical uncertainty, economic and financial instability, highly inflationary environment, unexpected changes in regulatory requirements, tariffs and other trade barriers, exchange rate fluctuations, applicable currency controls, the imposition of restrictions on currency conversion or the transfer of funds and difficulties in staffing and managing foreign operations, including reliance on local experts. As a result of these and other factors, the currencies of these countries may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies or on business in such countries could impede our foreign business.
As we operate or otherwise extend our services in certain jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, we may be required to cease operations in one or more of the countries in which we operate without registration, licensing or authorization, or our growth may be limited by newly imposed regulatory or other restrictions. A portion of our trading volume is attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive revenue and profit, and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to clients, and jurisdictions in which we operate or otherwise extend our services in reliance on exemptions from the regulatory regime. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.
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
Our operations are required to comply with specific anti-corruption and record-keeping laws and regulations applicable to companies conducting business internationally, and if we violate these laws and regulations, it could adversely affect our business and subject us to broader liability. Our international business operations are subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”) and trade sanctions administered by OFAC. The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and to devise and maintain an adequate system of internal accounting controls. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against designated foreign states, organizations and individuals. Though we have policies in place designed to comply with applicable OFAC sanctions, rules and regulations as well as the FCPA and equivalent laws and rules of other jurisdictions, including the UK Bribery Act 2010, there can be no assurance that, in the future, the operations of our businesses will not violate these laws and regulations, and we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of employees and restrictions on our operations and cash flows.
The U.K.’s withdrawal from the European Union could have an adverse effect on our business and financial results. On January 31, 2020, the U.K. withdrew from membership in the E.U., which exit, referred to as Brexit, has caused disruptions to, and created uncertainty surrounding, our business in the U.K. and E.U., including the elimination of our historical right to serve customers in the E.U. from the U.K. on a passport basis and changes to U.K. and E.U. immigration policy, limiting our access to and ability to compete for and hire, skilled employees in both the U.K. and the E.U. Brexit could also impact our existing and future relationships with suppliers and employees in the U.K. and E.U. by disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. As a result, Brexit could have an adverse effect on our future business, financial results and operations.
The long-term impact of the U.K.’s revised with the E.U. and others is unclear. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business, financial results and operations.
Competition Risk
We are subject to intense competition. We derive a significant portion of our revenues from market-making and trading activities involving securities, commodities and foreign exchange. The market for these services, particularly market-making services through electronic platforms, is rapidly evolving and intensely competitive. We expect competition to continue and increase in the future. We compete primarily with wholesale, national and regional broker-dealers and FCMs, as well as electronic communications networks and retail brokers. We compete primarily on the basis of our expertise and quality of service.
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
Alternatively, some of our competitors are smaller, subject to lower capital requirements, and may be able to adopt and implement emerging technologies more quickly.
Recent advances in computing and communications technology are substantially changing the means by which market-making and brokerage services are delivered, including more direct access on-line to a wide variety of services and information. This has created demand for more sophisticated levels of client service. Providing these services may entail considerable cost without an offsetting increase in revenues. In addition, current and potential competitors have established or may establish cooperative relationships or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share.
We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operation and financial condition.

Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been due through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $784.0 million in fiscal 2017 to $1,673.1 million in fiscal 2021 principally as a result of several acquisitions. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able enter into additional transactions, our growth may be adversely affected.
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
From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.
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

Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2021 that remain unresolved.
Item 2. Properties
We have offices, operations and data centers located around the world. Our corporate headquarters is located at 230 Park Avenue, New York, New York. We have significant operations located in London, Chicago, and Kansas City, along with many other locations globally. We believe that our facilities are adequate to meet our anticipated requirements for current lines of business. Most of our offices support multiple or all of our segments. All our offices and other principal business properties are leased, except for a portion of our space in Buenos Aires, which we own.

Item 3. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 13, “Commitments and Contingencies - Legal and Regulatory Proceedings” in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘SNEX’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2021, there were approximately 351 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2021 and 2020 were as follows:

		Price Range
		High	Low
2021:
	Fourth Quarter	$70.00	$60.72
	Third Quarter	$70.47	$58.26
	Second Quarter	$66.87	$53.51
	First Quarter	$65.02	$49.26
2020:
	Fourth Quarter	$60.40	$48.29
	Third Quarter	$57.98	$32.00
	Second Quarter	$52.23	$28.01
	First Quarter	$50.76	$38.04

Value over 5 years of $100 invested on September 30, 2016 in each of the company's stock ("SNEX"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
300
250
200
150
100
50
-
2016
2017
2018
2019
2020
2021
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
On August 25, 2021, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2021 and ending on September 30, 2022. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program (1)
July 1, 2021 to July 31, 2021	94,142	$62.47	94,142	855,858
August 1, 2021 to August 31, 2021	41,224	65.41	41,224	814,634
September 1, 2021 to September 30, 2021	—	—	—	814,634
Total	135,366	$63.36	135,366
(1) The maximum number of shares remaining to be purchased under the program was reestablished to 1.0 million shares effective October 1, 2021.
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2019	2018	2017
Revenues:
Sales of physical commodities	$40,961.6	$52,899.2	$31,830.3	$26,682.4	$28,673.3
Principal gains, net	892.0	622.2	415.8	354.1	297.0
Commissions and clearing fees	487.2	403.6	372.4	391.8	318.6
Consulting, management and account fees	91.0	83.7	79.6	71.1	65.0
Interest income	102.4	130.9	198.9	123.3	69.7
Total revenues	42,534.2	54,139.6	32,897.0	27,622.7	29,423.6
Cost of sales of physical commodities	40,861.1	52,831.3	31,790.9	26,646.9	28,639.6
Operating revenues	1,673.1	1,308.3	1,106.1	975.8	784.0
Transaction-based clearing expenses	271.7	222.5	183.5	179.7	136.3
Introducing broker commissions	160.5	113.8	114.7	133.8	113.0
Interest expense	49.6	80.4	142.0	70.5	32.7
Interest expense on corporate funding	41.3	23.6	12.7	10.2	9.4
Net operating revenues	1,150.0	868.0	653.2	581.6	492.6
Compensation and other expenses:
Compensation and benefits	679.1	518.7	393.1	337.7	295.7
Trading systems and market information	58.8	46.3	38.8	34.7	34.4
Professional fees	40.9	30.2	21.0	18.1	15.2
Non-trading technology and support	46.0	28.4	20.1	13.9	11.6
Occupancy and equipment rental	34.2	23.5	19.4	16.5	15.2
Selling and marketing	33.3	12.2	5.2	6.2	4.0
Travel and business development	4.5	8.9	16.2	13.8	13.3
Communications	9.3	7.0	6.6	5.4	5.0
Depreciation and amortization	36.5	19.7	14.0	11.6	9.8
Bad debts, net of recoveries and impairment	10.4	18.7	2.5	3.1	4.3
(Recovery) bad debt on physical coal	—	—	(12.4)	1.0	47.0
Other	46.3	29.6	23.2	20.1	21.9
Total compensation and other expenses	999.3	743.2	547.7	482.1	477.4
Gain on acquisitions and other gains	3.4	81.9	5.5	2.0	—
Income from continuing operations, before tax	154.1	206.7	111.0	101.5	15.2
Income tax expense	37.8	37.1	25.9	46.0	8.8
Net income	$116.3	$169.6	$85.1	$55.5	$6.4
Earnings per share:
Basic	$5.90	$8.78	$4.46	$2.93	$0.32
Diluted	$5.74	$8.61	$4.39	$2.87	$0.31
Number of shares:
Basic	19,130,643	18,824,328	18,738,905	18,549,011	18,395,987
Diluted	19,678,168	19,180,479	19,014,395	18,934,830	18,687,354

Other Data:
Return on average stockholders’ equity	13.9%	24.9%	15.5%	11.6%	1.5%
Employees, end of period	3,242	2,950	2,012	1,701	1,607
Compensation and benefits as a percentage of operating revenues	40.6%	39.6%	35.5%	34.6%	37.7%

Selected Balance Sheet Information:	September 30, 2021	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017
Total assets	$18,839.6	$13,474.9	$9,936.1	$7,824.7	$6,243.4
Lenders under loans	$248.6	$268.1	$202.3	$355.2	$230.2
Senior secured borrowings, net	$507.0	$515.5	$167.6	$—	$—
Stockholders’ equity	$904.0	$767.5	$594.2	$505.3	$449.9

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of more than 3,200 employees as of September 30, 2021. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
Our operating segments are based primarily on the nature of the clients we serve, consisting of Commercial, Institutional, Retail, and Global Payments clients. This structure allows us to efficiently serve clients in more than 180 countries and manage our large global footprint. See Segment Information for a listing of business activities performed within our reportable segments.
StoneX Group Inc. and its trade name "StoneX" carries forward the foundation established by Saul Stone in 1924 to today's modern financial services firm. Today, we provide an institutional-grade financial services ecosystem, connecting our clients to 36 derivatives exchanges, 185 foreign exchange markets, nearly every global securities marketplace, and a number of bi-lateral liquidity venues via our networks of highly integrated digital platforms and experienced professionals. Our platform delivers support throughout the entire lifecycle of a transaction, from consulting and boots-on-the-ground intelligence, to efficient execution, to post-trade clearing, custody and settlement.
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the fourth quarter of fiscal 2021, worldwide social and economic activity has been severely impacted by the spread and threat of COVID-19. In March 2020, COVID-19 was recognized as a global pandemic and spread to many regions of the world, including all countries in which we have operations. The responses by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations and various economic stimulus programs, have significantly impacted market volatility and general economic conditions. We have and continue to closely track the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
Current Results of Operations
The COVID-19 pandemic has resulted in significant market volatility and unprecedented market conditions. Our fourth quarter results continue to reflect revenue growth in Equity and Debt Capital Markets over the prior year primarily related to increased customer flow to our equity market making desk and a widening of spreads in fixed income products, albeit to a lesser extent than in the third quarter of fiscal 2020, as a result of periods of higher volatility in the global markets due to economic concerns related to the COVID-19 pandemic. We have also seen a significant increase in customer demand for precious metals in light of the COVID-19 global pandemic and the resulting effect on the global economy. This revenue growth has been partially offset by the effect of the actions of the Federal Open Market Committee (“FOMC”), which immediately reduced short term interest rates by 100 basis points in March 2020 in response to the economic effect of the pandemic and the resulting effect on our interest and fee income earned on client balances as well as increases in bad debt expense, reflective of the effect of the global pandemic on our client base.
Employees
We have taken actions to minimize risk to our employees, including restricting travel and providing secure and efficient remote work options for our team members. These steps leveraged our existing operational contingency plans at every level of the organization, ensuring business process and control continuity, while preventing major disruption to our clients and operations.
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
Executive Summary
In fiscal 2021 we continued to benefit from our diversified product offering and client base, achieving operating revenue growth across all of our operating segments. Increased volatility in commodity prices drove significant growth in operating revenues from both listed and OTC derivatives, and while spreads in securities products have declined versus the prior year, which benefited from volatility related to the onset of the COVID-19 pandemic, we experienced significant growth in securities volumes leading to growth in operating revenues from securities contracts. We continue to face the headwind of historically low short-term interest rates, with interest and fee income on client balances declining $16.7 million, or 39%, to $26.0 million in the year ended September 30, 2021, however we experienced strong growth in our client balances, as average client equity and average money-market/FDIC sweep balances increased 39% and 30%, respectively compared to the year ended September 30, 2020.
Operating revenues increased $364.8 million, or 28%, to $1,673.1 million in the year ended September 30, 2021 compared to $1,308.3 million in the year ended September 30, 2020, led by our Retail segment, which added $208.0 million compared to the year ended September 30, 2020, principally related to the acquisition of Gain, effective August 1, 2020. In addition, our Commercial and Institutional segments added $103.3 million and $44.3 million, respectively, compared to the year ended September 30, 2020, while our Global Payments segment added $19.9 million.
Overall segment income increased $111.1 million, or 28%, compared to the year ended September 30, 2020. This growth in segment income was led by our Commercial segment which increased $50.3 million, or 35% compared to the year ended September 30, 2020, as a result of strong growth in operating revenues, benefiting from increased volatility and customer activity, primarily in agricultural and metal commodity markets.
Institutional segment income increased $14.8 million, or 10% compared to the year ended September 30, 2020. This growth was principally driven by an 7% increase in operating revenues, most notably in securities transactions, where securities average daily volumes (“ADV”) increased 61% compared to the year ended September 30, 2020, which was partially offset by a 28% decline in securities rate per million (“RPM”) earned. In addition, bad debts, net of recoveries and impairments in the Institutional segment declined $9.2 million compared to the year ended September 30, 2020. These net positive variances were partially offset by a $16.3 million decline in interest and fee income earned on average client equity and FDIC sweep balances compared to the year ended September 30, 2020.
Segment income in our Retail segment increased $36.1 million or 114% compared to the year ended September 30, 2020, primarily as a result of the acquisition of Gain as well as an increase in customer activity in our retail precious metal and independent wealth management businesses.
Finally, Global Payments segment income increased $9.9 million, or 14% compared to the year ended September 30, 2020, as average daily volumes increased 20% compared to the year ended September 30, 2020. This was partially offset by a $4.2 million increase in non-variable direct expenses, primarily fixed compensation and benefits.
Interest expense related to corporate funding purposes increased $17.7 million to $41.3 million in the year ended September 30, 2021 compared to $23.6 million in the year ended September 30, 2020, primarily due to incremental interest related to the issuance of senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Reflecting such efforts, variable expenses were 56% of total expenses in the current period compared to 59% in the prior year period. Non-variable expenses, excluding bad debts increased $183.5 million compared to the year ended September 30, 2020, principally due to the Gain acquisition in the fourth quarter of fiscal 2020.
Net income decreased $53.3 million to $116.3 million in the year ended September 30, 2021 compared to $169.6 million in the year ended September 30, 2020. Diluted earnings per share were $5.74 for the year ended September 30, 2021 compared to $8.61 in the year ended September 30, 2020. Net income includes gains on acquisitions of $3.3 million and $81.9 million for the years ended September 30, 2021 and 2020, respectively. These gains on acquisitions are non-taxable, and accordingly there is no corresponding income tax provision amounts recorded related to the gains.
Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Overview

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Revenues:
Sales of physical commodities	$40,961.6	(23)%	$52,899.2	66%	$31,830.3
Principal gains, net	892.0	43%	622.2	50%	415.8
Commission and clearing fees	487.2	21%	403.6	8%	372.4
Consulting, management, and account fees	91.0	9%	83.7	5%	79.6
Interest income	102.4	(22)%	130.9	(34)%	198.9
Total revenues	42,534.2	(21)%	54,139.6	65%	32,897.0
Cost of sales of physical commodities	40,861.1	(23)%	52,831.3	66%	31,790.9
Operating revenues	1,673.1	28%	1,308.3	18%	1,106.1
Transaction-based clearing expenses	271.7	22%	222.5	21%	183.5
Introducing broker commissions	160.5	41%	113.8	(1)%	114.7
Interest expense	49.6	(38)%	80.4	(43)%	142.0
Interest expense on corporate funding	41.3	75%	23.6	86%	12.7
Net operating revenues	1,150.0	32%	868.0	33%	653.2
Compensation and benefits	679.1	31%	518.7	32%	393.1
Bad debts, net of recoveries and impairments	10.4	(44)%	18.7	648%	2.5
Recovery of bad debt on physical coal	—	—%	—	(100)%	(12.4)
Other expenses	309.8	51%	205.8	25%	164.5
Total compensation and other expenses	999.3	34%	743.2	36%	547.7
Gain on acquisitions and other gains	3.4	(96)%	81.9	1,389%	5.5
Income before tax	154.1	(25)%	206.7	86%	111.0
Income tax expense	37.8	2%	37.1	43%	25.9
Net income	$116.3	(31)%	$169.6	99%	$85.1

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Operating Revenues (in millions):
Listed derivatives	$387.6	18%	$328.5	4%	$317.1
OTC derivatives	143.4	29%	111.2	13%	98.3
Securities	533.6	16%	458.3	39%	329.3
FX / Contract for Difference (“CFD”) contracts(1)	242.0	262%	66.9	207%	21.8
Global payments	133.8	17%	114.6	3%	110.8
Physical contracts	152.6	25%	122.4	65%	74.0
Interest / fees earned on client balances	26.0	(39)%	42.7	(49)%	83.9
Other	69.5	2%	68.4	(9)%	75.2
Corporate Unallocated	1.7	(88)%	14.6	(30)%	20.8
Eliminations	(17.1)	(11)%	(19.3)	(23)%	(25.1)
	$1,673.1	28%	$1,308.3	18%	$1,106.1

(1)
Operating revenues from FX / CFD contracts for the year ended September 30, 2020 includes 43 trading days of Gain activity from the period post-acquisition of Gain, which was acquired effective August 1, 2020. Gain activity is shown in our Retail segment, along with our pre-existing FX activities, which are shown in our Institutional segment. Both had a full year of trading days during the year ended September 30, 2020.

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	146,101	(6)%	154,652	20%	128,898
Listed derivatives, average rate per contract (1)	$2.55	29%	$1.98	(9)%	$2.17
Average client equity - listed derivatives (millions)	$3,842	39%	$2,765	33%	$2,073
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,557	21%	2,113	19%	1,772
OTC derivatives, average rate per contract	$55.70	7%	$52.19	(5)%	$55.19
Securities average daily volume (“ADV”) (millions)	$2,776	61%	$1,729	20%	$1,440
Securities rate per million (“RPM”) (2)	$610	(28)%	$845	23%	$685
Average money market / FDIC sweep client balances (millions)	$1,471	30%	$1,130	43%	$791
FX / CFD contracts ADV (millions) (3)	$10,636	10%	$9,679	611%	$1,361
FX / CFD contracts RPM	$89	(8)%	$97	70%	$57
Global Payments ADV (millions)	$54	20%	$45	—%	$45
Global Payments RPM	$9,921	(2)%	$10,092	3%	$9,805

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)
ADV for the year ended September 30, 2020 includes 43 trading days of Gain activity from the period post-acquisition of Gain, which was acquired effective August 1, 2020. Gain activity is shown in our Retail segment, along with our pre-existing FX activities, which are shown in our Institutional segment. Both had a full year of trading days during the year ended September 30, 2020.

Operating Revenues
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $364.8 million, or 28%, to $1,673.1 million in the year ended September 30, 2021 compared to $1,308.3 million in the year ended September 30, 2020. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $59.1 million, or 18%, to $387.6 million in the year ended September 30, 2021 compared to $328.5 million in the year ended September 30, 2020, principally driven by a 29% increase in the average rate per contract, which was partially offset by a 6% decline in listed derivative volumes.
Operating revenues in OTC derivatives increased $32.2 million, or 29%, to $143.4 million in the year ended September 30, 2021 compared to $111.2 million in the year ended September 30, 2020. This growth was principally driven by increased customer activity in agricultural markets which drove a 21% increase in OTC contract volumes.
Operating revenue from securities transactions increased $75.3 million, or 16%, to $533.6 million in the year ended September 30, 2021 compared to $458.3 million in the year ended September 30, 2020. This was principally a result of a 61% increase in securities ADV driven by increased customer activity in fixed income markets and to a lesser extent equity products, which was partially offset by a 28% decline in RPM as a result of lower spreads in fixed income products.

Operating revenues from FX/CFD contracts increased $175.1 million, or 262%, to $242.0 million in the year ended September 30, 2021 compared to $66.9 million in the year ended September 30, 2020, as a result of an incremental $183.0 million increase in FX/CFD contracts operating revenues in our Retail segment resulting from the acquisition of Gain, which was partially offset by lower FX operating revenues in our Institutional FX prime brokerage business.
Operating revenues from global payments increased by $19.2 million, or 17%, to $133.8 million in the year ended September 30, 2021 compared to $114.6 million in the year ended September 30, 2020, principally as a result of a 20% increase in ADV.
Operating revenues from physical contracts increased $30.2 million, or 25%, to $152.6 million in the year ended September 30, 2021 compared to $122.4 million in the year ended September 30, 2020, principally due to increased customer activity in agricultural and energy commodities as well as continued strong customer demand for precious metals.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, declined $16.7 million, or 39%, to $26.0 million in the year ended September 30, 2021 compared to $42.7 million in the year ended September 30, 2020, principally as a result of a significant decline in short term interest rates related to the FOMC’s actions to reduce the federal funds rate in March 2020. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 39% and 30%, respectively.
Finally, related to the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, which was completed during the quarter ended March 2021, operating revenues for the year ended September 30, 2021 include a $5.0 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer as well as a $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Prior to the transfer, the assets and liabilities of Gain’s U.K. subsidiaries were subject to translation to the U.S. dollar, and for the period beginning October 2020 through March 31, 2021, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in a $10.3 million increase in “accumulated other comprehensive income”.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 18% to $1,308.3 million in the year ended September 30, 2020 compared to $1,106.1 million in the year ended September 30, 2019.
The table above displays operating revenues disaggregated across the products in which we conduct our business. Operating revenues in listed derivatives increased $11.4 million, or 4% to $328.5 million in the year ended September 30, 2020 compared to $317.1 million in the year ended September 30, 2019, primarily a result of a 20% increase in listed derivative volumes while the average rate per contract declined 9%.
Operating revenues in OTC derivatives increased $12.9 million, or 13% to $111.2 million in the year ended September 30, 2020 compared to $98.3 million in the year ended September 30, 2019, driven by a 19% increase in OTC derivative volumes driven by heightened volatility in energy and renewable fuels markets.
Operating revenue from Securities transactions increased $129.0 million, or 39% to $458.3 million in the year ended September 30, 2020 compared to $329.3 million in the year ended September 30, 2019, primarily as a result of a 20% increase in securities ADV as well as a 23% increase in RPM, each of which were driven by heightened volatility in the global equity and fixed income markets due to economic concerns related to the COVID-19 pandemic.
Operating revenues from FX/CFD contracts increased $45.1 million, or 207% to $66.9 million in the year ended September 30, 2020 compared to $21.8 million in the year ended September 30, 2019, as a result of a $42.9 million increase in retail FX/CFD contracts operating revenues driven by the acquisition of Gain in the fourth quarter fiscal 2020.
Operating revenues from global payments increased by $3.8 million, or 3% to $114.6 million in the year ended September 30, 2020 compared to $110.8 million in the year ended September 30, 2019, as a result of a 3% increase in the RPM as the ADV was relatively flat with the prior year at $45 as the results of the global economic slowdown related to the COVID-19 pandemic inhibited growth.
Operating revenues from physical contracts increased $48.4 million, or 65% to $122.4 million in the year ended September 30, 2020 compared to $74.0 million in the year ended September 30, 2019, primarily due to a significant increase in customer demand for precious metals as well as a widening of spreads due to market dislocations related to the COVID-19 pandemic. This was partially offset by a $7.6 million loss on a lower of cost or net realizable value adjustment for certain physical inventories in energy commodities in the year ended September 30, 2020.

Finally, interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, declined $41.2 million, or 49% to $42.7 million in the year ended September 30, 2020 compared to $83.9 million in the year ended September 30, 2019 as a result of a significant decline in short term interest rates related to FOMC actions to reduce the federal funds rate beginning in August 2019. Partially offsetting the decline in short term interest rates was an increase in average client equity and average FDIC sweep client balances of 33% and 43%, respectively.
Interest and Transactional Expenses
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Transaction-based clearing expenses

	Year Ended September 30,
	2021	2020	$ Change	% Change
Transaction-based clearing expenses	$271.7	$222.5	$49.2	22%
Percentage of operating revenues	16%	17%
The increase in transaction-based clearing expense is principally due to incremental costs in the retail forex business within our Retail segment related to the acquisition of Gain effective August 1, 2020, and also from higher clearing and exchange fees within our Institutional segment, resulting from the increase in securities ADV, and our Commercial segment, resulting from the increase in listed derivative contract volumes.
Introducing broker commissions

	Year Ended September 30,
	2021	2020	$ Change	% Change
Introducing broker commissions	$160.5	$113.8	$46.7	41%
Percentage of operating revenues	10%	9%
The increase in introducing broker commissions is principally due to increases in our Retail and Institutional segments related to incremental expense from the Gain acquisition. Additionally, higher revenues have resulted in increased costs within our Commercial segment and our Independent Wealth Management business.
Interest expense

	Year Ended September 30,
	2021	2020	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$9.6	$33.5	$(23.9)	(71)%
Securities borrowing	17.6	25.0	(7.4)	(30)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	22.4	21.9	0.5	2%
	49.6	80.4	(30.8)	(38)%
Corporate funding	41.3	23.6	17.7	75%
Total interest expense	$90.9	$104.0	$(13.1)	(13)%
The decrease in interest expense attributable to trading activities is principally due to the decrease in short-term interest rates. Interest expense on corporate funding increased principally due to incremental interest related to the issuance of our senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. In June 2020, we completed the issuance and sale of $350.0 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Transaction-based clearing expenses

	Year Ended September 30,
	2020	2019	$ Change	% Change
Transaction-based clearing expenses	$222.5	$183.5	$39.0	21%
Percentage of operating revenues	17%	17%
The increase in transaction-based clearing expenses primarily resulted from higher listed derivative contracts, higher clearing and exchange fees within Equity Capital Markets and incremental costs in Retail Forex related to the acquisition of Gain effective August 1, 2020.
Introducing broker commissions

	Year Ended September 30,
	2020	2019	$ Change	% Change
Introducing broker commissions	$113.8	$114.7	$(0.9)	(1)%
Percentage of operating revenues	9%	10%
The decrease in expense is primarily due to decreased activity of listed derivatives within our Institutional and Commercial segments, partially offset by expense increases in our Retail segment due to incremental expense from the Gain acquisition and increased activity in our Independent Wealth Management business as a result of higher revenues.
Interest expense

	Year Ended September 30,
	2020	2019	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$33.5	$73.9	$(40.4)	(55)%
Securities borrowing	25.0	35.8	(10.8)	(30)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	21.9	32.3	(10.4)	(32)%
	80.4	142.0	(61.6)	(43)%
Corporate funding	23.6	12.7	10.9	86%
Total interest expense	104.0	154.7	(50.7)	(33)%
Interest expense attributable to trading activities decreased principally due to the impact of changes in the short-term interest rate environment. Interest expense on short-term financing facilities of subsidiaries and other direct interest expense of operating segments decreased principally due to the decrease in short-term interest rates along with lower average borrowings outstanding on our physical commodities financing facilities.
Interest expense related to corporate funding purposes increased principally to incremental interest related to the June 2020 issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Net Operating Revenues (in millions):
Listed derivatives	$173.8	21%	$143.9	—%	$143.4
OTC derivatives	143.4	29%	111.2	13%	98.2
Securities	357.8	24%	287.9	112%	135.7
FX / CFD contracts	193.2	249%	55.4	195%	18.8
Global Payments	126.4	16%	108.7	4%	105.0
Physical contracts	136.2	27%	107.1	90%	56.5
Interest, net / fees earned on client balances	22.9	(35)%	35.4	(47)%	67.3
Other	51.1	19%	42.9	10%	39.1
Corporate Unallocated	(54.8)	124%	(24.5)	127%	(10.8)
	$1,150.0	32%	$868.0	33%	$653.2
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$377.7	27%	$296.8	40%	$211.6
Fixed compensation and benefits	301.4	36%	221.9	22%	181.5
	679.1	31%	518.7	32%	393.1
Other expenses:
Trading systems and market information	58.8	27%	46.3	19%	38.8
Professional fees	40.9	35%	30.2	44%	21.0
Non-trading technology and support	46.0	62%	28.4	41%	20.1
Occupancy and equipment rental	34.2	46%	23.5	21%	19.4
Selling and marketing	33.3	173%	12.2	135%	5.2
Travel and business development	4.5	(49)%	8.9	(45)%	16.2
Communications	9.3	33%	7.0	6%	6.6
Depreciation and amortization	36.5	85%	19.7	41%	14.0
Bad debts, net of recoveries and impairment	10.4	(44)%	18.7	648%	2.5
Recovery of bad debt on physical coal	—	—%	—	(100)%	(12.4)
Other	46.3	56%	29.6	28%	23.2
	320.2	43%	224.5	45%	154.6
Total compensation and other expenses	$999.3	34%	$743.2	36%	$547.7

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Compensation and Other Expenses: Compensation and other expenses increased $256.1 million, or 34%, to $999.3 million in the year ended September 30, 2021 compared to $743.2 million in the year ended September 30, 2020.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$333.5	$251.0	$82.5	33%
Administrative, executive, and centralized and local operations	44.2	45.8	(1.6)	(3)%
Total variable compensation and benefits	377.7	296.8	80.9	27%
Variable compensation and benefits as a percentage of net operating revenues	33%	34%

Fixed compensation and benefits:
Non-variable salaries	204.7	159.0	45.7	29%
Employee benefits and other compensation, excluding share-based compensation	82.8	52.6	30.2	57%
Share-based compensation	13.9	10.3	3.6	35%
Total fixed compensation and benefits	301.4	221.9	79.5	36%
Total compensation and benefits	679.1	518.7	160.4	31%
Total compensation and benefits as a percentage of operating revenues	41%	40%
Number of employees, end of period	3,242	2,950	292	10%
Non-variable salaries increased principally due to a full year of the costs associated with the Gain acquisition in the fourth quarter of the year ended September 30, 2020.
Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher payroll, benefits, and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Fixed compensation and benefits during the year ended September 30, 2021 include severance costs of $7.7 million, principally due to the departure of certain senior officers. During the during the year ended September 30, 2020, severance costs were $1.5 million.
Other Expenses: Other non-compensation expenses increased $95.7 million, or 43%, to $320.2 million in the year ended September 30, 2021 compared to $224.5 million in the year ended September 30, 2020.
Trading systems and market information costs increased $12.5 million, principally due to incremental costs in the retail forex business acquired as part of the Gain acquisition in the fourth quarter of fiscal 2020 and higher costs in our Institutional segment.
Professional fees increased $10.7 million, principally due to higher legal, consulting and accounting services fees.
Non-trading technology and support increased $17.6 million, principally due to incremental costs related to the Gain acquisition in the fourth quarter of fiscal 2020 in addition to higher non-trading software implementation costs related to various IT, client engagement, and accounting systems.
Occupancy and equipment rental increased $10.7 million, principally due to additional leased office space.
Selling and marketing costs increased $21.1 million, principally due to incremental costs related to the acquired retail forex business, partially offset by the prior year including costs for the bi-annual global sales meeting held in February 2020.
Travel and business development decreased $4.4 million principally as a result of the impact of the response by governments and regulatory bodies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations.
Communications increased $2.3 million, principally due to incremental costs related to the Gain acquisition in the fourth quarter of fiscal 2020.
Depreciation and amortization increased $16.8 million, principally due to the amortization costs of the acquired intangible assets related to the Gain acquisition, as well as increases in depreciation of IT hardware, third-party software, internally developed software, and amortization of leasehold improvements.

Other expenses increased $16.7 million, primarily due to incremental costs from recent acquisitions most notably related to higher non-income taxes, insurance and recruiting costs.
Bad debts, net of recoveries and impairment decreased $8.3 million year-over-year. During the year ended September 30, 2021, bad debts, net of recoveries were $10.4 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $3.4 million, $0.6 million, and $1.1 million, respectively. Additionally, we recorded bad debt expense of $5.1 million related to trade receivables with physical clients.
During the year ended September 30, 2020, bad debts, net of recoveries were $13.0 million, primarily related to client trading account deficits in our Commercial, Institutional, and Retail segments of $3.5 million, $5.7 million, and $0.6 million, respectively. Additionally, we recorded bad debt expense of $3.2 million related to trade receivables with physical clients.
In connection with the integration of Gain, the Company re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, the Company determined that certain legacy capitalized developed software costs within our OTC foreign exchange and physical metals business would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, the Company recorded impairment charges of $5.7 million in the year ended September 30, 2020.
Gain on Acquisitions and Other Gains: The results of the year ended September 30, 2021 include a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. The results of the year ended September 30, 2020 included gain on acquisitions of $81.9 million, principally related to the acquisition of Gain.
Provision for Taxes: The effective income tax rate was 25% in the year ended September 30, 2021 compared to 18% in the year ended September 30, 2020. The gains on acquisitions of $3.3 million and $81.9 million in the year ended September 30, 2021 and 2020, respectively, are not taxable and reduced the effective income tax rate 0.5% and 8.3% in the year ended September 30, 2021 and 2020, respectively.
The effective income tax rate for the year ended September 30, 2021 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low-taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The effective rate for the year ended September 30, 2020 was lower than the U.S. federal statutory rate of 21% due to the non-taxable gain recognized upon the acquisition of Gain.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Compensation and Other Expenses: Compensation and other expenses increased $195.5 million, or 36%, to $743.2 million in the year ended September 30, 2020 compared to $547.7 million in the year ended September 30, 2019.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$251.0	$179.5	$71.5	40%
Administrative, executive, and centralized and local operations	45.8	32.1	13.7	43%
Total variable compensation and benefits	296.8	211.6	85.2	40%
Variable compensation and benefits as a percentage of net operating revenues	34%	32%

Fixed compensation and benefits:
Non-variable salaries	159.0	128.3	30.7	24%
Employee benefits and other compensation, excluding share-based compensation	52.6	45.1	7.5	17%
Share-based compensation	10.3	8.1	2.2	27%
Total fixed compensation and benefits	221.9	181.5	40.4	22%
Total compensation and benefits	518.7	393.1	125.6	32%
Total compensation and benefits as a percentage of operating revenues	40%	36%
Number of employees, end of period	2,950	2,012	938	47%
Non-variable salaries increased principally due to the acquisitions and new business initiatives during the year ended September 30, 2020.

Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher payroll, health care and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $69.9 million, or 45%, to $224.5 million in the year ended September 30, 2020 compared to $154.6 million in the year ended September 30, 2019. Other non-compensation expenses related to acquisitions and new business initiatives began after September 2018 added $27.7 million.
Trading systems and market information costs increased $7.5 million, of which $6.1 million was related to incremental costs from recent acquisitions and new business initiatives.
Professional fees increased $9.2 million, primarily related to acquisition-specific closing costs.
Non-trading technology and support increased $8.3 million, primarily due to higher costs from non-trading software as a service arrangements related to various IT, client engagement, accounting and human resources systems, higher costs from external data center services, and incremental costs due to acquisitions and new business initiatives during the year ended September 30, 2020.
Occupancy and equipment rental increased $4.1 million, primarily related to higher office lease costs of $3.7 million, including $1.5 million in incremental costs from recent acquisitions.
Selling and marketing costs increased $7.0 million, primarily related to incremental costs from the acquisition of Gain.
Travel and business development decreased $7.3 million primarily as a result of the impact of the response by governments and regulatory bodies to the COVID-19 pandemic, which included social distancing; travel restrictions, “shelter in place” and other governmental regulations.
Depreciation and amortization increased primarily due to higher depreciation expense of leaseholds and IT equipment, and higher amortization expense of intangible assets recorded as part of the acquisitions completed during the year ended September 30, 2020.
Excluding the recovery of bad debt on physical coal discussed below, bad debts, net of recoveries and impairment increased $16.2 million year-over-year. During the year ended September 30, 2020, bad debts, net of recoveries were $13.0 million, primarily related to client trading account deficits in our Commercial, Institutional, and Retail segments of $3.5 million, $5.7 million, and $0.6 million, respectively. Additionally, we recorded bad debt expense of $3.2 million related to trade receivables with physical clients. During the year ended September 30, 2019, bad debts, net of recoveries were $2.5 million, primarily related to $2.7 million of OTC client account deficits, partially offset by a $1.4 million client recovery, in the Commercial segment and $1.4 million in the Institutional segment.
In connection with the integration of Gain, the Company re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, the Company determined that certain legacy capitalized developed software costs within our OTC foreign exchange and physical metals business would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, the Company recorded impairment charges of $5.7 million in the year ended September 30, 2020.
Recovery of Bad Debt on Physical Coal: During the year ended September 30, 2019, we recorded recoveries on the bad debt on physical coal of $12.4 million related to settlements reached with clients and proceeds received through an insurance policy claim related to a physical coal bad debt.
Gain on Acquisitions and Other Gains: The results of the year ended September 30, 2020 included a gain of $81.8 million related to the acquisition of Gain. The results of the year ended September 30, 2019 included gains of $5.5 million, primarily related to the acquisition of the former subsidiary GMP Securities LLC, which was subsequently merged into StoneX Financial Inc.
Provision for Taxes: The effective income tax rate was 18% in the year ended September 30, 2020 compared to 23% in the year ended September 30, 2019. The effective income tax rate for the year ended September 30, 2020 was lower than the U.S. federal statutory rate of 21% due to the non-taxable bargain purchase gain recognized upon the acquisition of Gain. State income tax, GILTI, U.S. and foreign permanent differences, and an increase to foreign valuation allowances increased the effective income tax rate. The bargain purchase gain on acquisitions of $81.9 million is not taxable and reduced the effective income tax rate 8%. The estimated federal expense from GILTI increased the effective income tax rate approximately 0.7%. State income tax expense increased the effective income tax rate 1.0%. U.S. and foreign permanent differences increased the effective income tax rate approximately 1.4%. The increase in foreign valuation allowances also increased the effective income tax rate 1.0%. The effective income tax rate for fiscal 2019 was 23%. It was higher than the U.S. federal statutory rate of 21% due to GILTI, earnings taxed at a higher rate, foreign permanent differences, and an increase in foreign valuation allowances.

The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Year Ended September 30,
(in millions)	2021	% of Total	2020	% of Total	2019	% of Total
Variable compensation and benefits	$377.7	26%	$296.8	27%	$211.6	25%
Transaction-based clearing expenses	271.7	19%	222.5	21%	183.5	22%
Introducing broker commissions	160.5	11%	113.8	11%	114.7	14%
Total variable expenses	809.9	56%	633.1	59%	509.8	61%
Fixed compensation and benefits	301.4	21%	221.9	20%	181.5	21%
Other fixed expenses	309.8	22%	205.8	19%	164.5	19%
Bad debts, net of recoveries and impairment	10.4	1%	18.7	2%	2.5	—%
Recovery of bad debt on physical coal	—	—%	—	—%	(12.4)	(1)%
Total non-variable expenses	621.6	44%	446.4	41%	336.1	39%
Total non-interest expenses	$1,431.5	100%	$1,079.5	100%	$845.9	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the year ended September 30, 2021, non-variable expenses, excluding bad debts, net of recoveries and impairment, increased $183.5 million, or 43%, compared to the year ended September 30, 2020, primarily driven by incremental costs from the Gain acquisition in the fourth quarter of the year ended September 30, 2020.
During the year ended September 30, 2020, non-variable expenses, excluding bad debts, net of recovery and impairment and the recovery of bad debt on physical coal, increased $81.7 million, or 24%, compared to the year ended September 30, 2019, primarily driven by incremental costs from the acquisitions of UOB Bullion and Futures Limited, Tellimer, GIROXX, and Gain during the year, as well as certain transaction costs related to our acquisition of Gain.
Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 3,200 employees allowing us to serve clients in more than 180 countries.
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

	Year Ended September 30,
(in millions)	2021	% of Operating Revenues	2020	% of Operating Revenues	2019	% of Operating Revenues
Sales of physical commodities	$40,961.6		$52,899.2		$31,830.3
Principal gains, net	899.0		620.8		412.8
Commission and clearing fees	488.4		405.1		373.0
Consulting, management, and account fees	86.5		79.2		77.2
Interest income	114.1		140.0		208.0
Total revenues	42,549.6		54,144.3		32,901.3
Cost of sales of physical commodities	40,861.1		52,831.3		31,790.9
Operating revenues	1,688.5	100%	1,313.0	100%	1,110.4	100%
Transaction-based clearing expenses	270.3	16%	221.0	17%	182.6	16%
Introducing broker commissions	161.2	10%	113.6	9%	114.6	10%
Interest expense	52.2	3%	85.9	7%	149.2	13%
Net operating revenues	1,204.8		892.5		664.0
Variable direct compensation and benefits	336.1	20%	253.0	19%	181.2	16%
Net contribution	868.7		639.5		482.8
Fixed compensation and benefits	162.3		117.7		93.5
Other fixed expenses	189.8		108.0		93.5
Bad debts, net of recoveries and impairment	10.4		18.7		2.5
(Recovery) bad debt on physical coal	—		—		(12.4)
Total non-variable direct expenses	362.5	21%	244.4	19%	177.1	16%
Segment income	$506.2		$395.1		$305.7
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Net contribution for all of our business segments increased $229.2 million, or 36%, to $868.7 million in the year ended September 30, 2021 compared to $639.5 million in the year ended September 30, 2020. Segment income increased $111.1 million, or 28%, to $506.2 million in the year ended September 30, 2021 compared to $395.1 million in the year ended September 30, 2020.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Net contribution for all of our business segments increased $156.7 million, or 32%, to $639.5 million in the year ended September 30, 2020 compared to $482.8 million in the year ended September 30, 2019. Segment income increased $89.4 million, or 29%, to $395.1 million in the year ended September 30, 2020 compared to $305.7 million in the year ended September 30, 2019.

Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services differentiates us from our competitors and maximizes our ability to retain clients.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Revenues:
Sales of physical commodities	$39,420.3	(25)%	$52,593.9	66%	$31,759.3
Principal gains, net	245.5	26%	194.1	24%	156.7
Commission and clearing fees	178.3	27%	140.1	(7)%	150.5
Consulting, management and account fees	19.7	5%	18.8	1%	18.6
Interest income	20.2	(13)%	23.2	(42)%	40.3
Total revenues	39,884.0	(25)%	52,970.1	65%	32,125.4
Cost of sales of physical commodities	39,349.2	(25)%	52,538.6	66%	31,721.0
Operating revenues	534.8	24%	431.5	7%	404.4
Transaction-based clearing expenses	54.0	32%	40.8	5%	38.9
Introducing broker commissions	34.7	45%	24.0	(10)%	26.8
Interest expense	13.0	(2)%	13.3	(24)%	17.5
Net operating revenues	433.1	23%	353.4	10%	321.2
Variable direct compensation and benefits	133.4	20%	111.2	15%	96.6
Net contribution	299.7	24%	242.2	8%	224.6
Fixed compensation and benefits	49.9	3%	48.5	3%	47.0
Other fixed expenses	49.1	13%	43.5	(2)%	44.3
Bad debts, net of recoveries and impairment	8.5	2%	8.3	655%	1.1
Recovery of bad debt on physical coal	—	—%	—	(100)%	(12.4)
Total non-variable direct expenses	107.5	7%	100.3	25%	80.0
Segment income	$192.2	35%	$141.9	(2)%	$144.6

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Operating Revenues (in millions):
Listed derivatives	$223.5	26%	$176.9	(4)%	$184.5
OTC derivatives	143.4	29%	111.0	13%	98.3
Physical contracts	132.2	21%	109.6	49%	73.5
Interest / fees earned on client balances	14.6	1%	14.5	(50)%	29.0
Other	21.1	8%	19.5	2%	19.1
	$534.8	24%	$431.5	7%	$404.4
Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s)	30,904	6%	29,255	5%	27,985
Listed derivatives, average rate per contract (1)	$6.92	26%	$5.48	—%	$5.49
Average client equity - listed derivatives (millions)	$1,648	62%	$1,019	8%	$948
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,557	21%	2,113	19%	1,772
OTC derivatives, average rate per contract	$55.70	7%	$52.19	(5)%	$55.19
(1) Give-up fees as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $103.3 million, or 24%, to $534.8 million in the year ended September 30, 2021 compared to $431.5 million in the year ended September 30, 2020. Net operating revenues increased $79.7 million, or 23%, to $433.1 million in the year ended September 30, 2021 compared to $353.4 million in the year ended September 30, 2020.

Operating revenues derived from listed derivatives increased $46.6 million, or 26%, to $223.5 million in the year ended September 30, 2021 compared to $176.9 million in the year ended September 30, 2020. This increase was principally driven by a 26% increase in the average rate per contract, as well as a 6% increase in contract volumes as a result of increased volatility in agricultural and base metal markets. This increase was partially offset by a $6.7 million decline in derivative voice brokerage revenues.
Operating revenues derived from OTC transactions increased $32.4 million, or 29%, to $143.4 million in the year ended September 30, 2021 compared to $111.0 million in the year ended September 30, 2020. This increase was driven by a 21% increase in OTC volumes as well as a 7% increase in the average rate per contract as a result of increased customer activity in agricultural markets.
Operating revenues derived from physical transactions increased $22.6 million, or 21%, to $132.2 million in the year ended September 30, 2021 compared to $109.6 million in the year ended September 30, 2020, principally due to increased customer activity in agricultural and energy commodities as well as continued strong customer demand for precious metals. The years ended September 30, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.2 million and $0.7 million, respectively. In addition, the years ended September 30, 2021 and 2020 included losses on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell of $1.9 million and $7.6 million, respectively.
Interest and fee income earned on client balances was $14.6 million and $14.5 million, respectively, in the years ended September 30, 2021 and 2020. A 62% increase in average client equity to $1,648 million was offset by a significant decline in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues was 42% in the year ended September 30, 2021 compared to 41% in the year ended September 30, 2020.
Segment income increased $50.3 million, or 35%, to $192.2 million in the year ended September 30, 2021 compared to $141.9 million in the year ended September 30, 2020, principally driven by the growth in operating revenues which was partially offset by a $1.4 million increase in fixed compensation and benefits as well as a $5.6 million increase in other fixed expenses including a $1.6 million increase in professional fees and a $1.2 million increase in trading systems and market information.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased $27.1 million, or 7% to $431.5 million in the year ended September 30, 2020 compared to $404.4 million in the year ended September 30, 2019. Net operating revenues increased $32.2 million, or 10% to $353.4 million in the year ended September 30, 2020 compared to $321.2 million in the year ended September 30, 2019.
The increase in operating revenues derived from physical transactions led the overall increase, benefiting from a significant increase in customer demand for precious metals and a widening of spreads due to market dislocations related to the COVID-19 global pandemic and the resulting effect on the global precious metals market. Partially offsetting the increase in physical contract operating revenues, we recorded lower of cost or net realizable value adjustments for certain physical inventories of crude oil and low sulfur fuel oil primarily based on quality degradation and consideration of costs to sell of $7.6 million. These adjustments are included in Cost of sales of physical commodities. We are continuing to pursue all legal avenues to collect this from our supplier, however there is substantial uncertainty as to whether we will be successful.
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
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 41% in the year ended September 30, 2020 compared to 40% in the year ended September 30, 2019.
During 2020, we recorded bad debts, net of recoveries of $6.7 million, including $3.2 million related to trade receivables with physical clients and $3.5 million related to client deficits in our OTC and listed derivatives businesses. Also, in the year ended September 30, 2020 we recorded an impairment charge of $1.6 million related to capitalized development on a back-office software system not yet placed into service, that will be replaced with an alternative system we acquired as part of our acquisition of Gain.
During the year ended September 30, 2019, we recorded recoveries on the bad debt on physical coal of $12.4 million related to settlements reached with clients and proceeds received through an insurance policy claim related to the physical coal matter, as described further detail below.
Segment income decreased 2% to $141.9 million in the year ended September 30, 2020 compared to $144.6 million in the year ended September 30, 2019, as growth in operating revenues were offset by the bad debts, impairment, and impact of fiscal 2019’s recovery. Fixed compensation and benefits and other fixed expenses increased modestly.

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

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	312.0	14%	273.6	83%	149.5
Commission and clearing fees	246.0	17%	211.1	24%	170.0
Consulting, management, and account fees	18.0	(23)%	23.3	(18)%	28.3
Interest income	92.4	(20)%	116.1	(31)%	167.2
Total revenues	668.4	7%	624.1	21%	515.0
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	668.4	7%	624.1	21%	515.0
Transaction-based clearing expenses	184.1	9%	168.7	23%	136.7
Introducing broker commissions	27.5	38%	19.9	(25)%	26.7
Interest expense	37.4	(48)%	71.7	(45)%	131.5
Net operating revenues	419.4	15%	363.8	65%	220.1
Variable compensation and benefits	158.5	38%	114.9	82%	63.1
Net contribution	260.9	5%	248.9	59%	157.0
Fixed compensation and benefits	46.1	(2)%	47.2	45%	32.6
Other fixed expenses	46.5	19%	39.0	13%	34.4
Bad debts, net of recoveries and impairment	0.6	(94)%	9.8	600%	1.4
Total non-variable direct expenses	93.2	(3)%	96.0	40%	68.4
Segment income	$167.7	10%	$152.9	73%	$88.6

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Operating Revenues (in millions):
Listed derivatives	$164.1	8%	$151.6	14%	$132.6
OTC derivatives	—	(100)%	0.2	n/m	—
Securities	436.0	16%	376.1	48%	253.6
FX contracts	16.1	(33)%	24.0	10%	21.8
Interest / fees earned on client balances	10.2	(62)%	26.5	(50)%	52.9
Other	42.0	(8)%	45.7	(16)%	54.1
	$668.4	7%	$624.1	21%	$515.0

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	115,197	(8)%	125,397	24%	100,913
Listed derivatives, average rate per contract (1)	$1.38	18%	$1.17	(6)%	$1.25
Average client equity - listed derivatives (millions)	$2,195	26%	$1,746	55%	$1,125
Securities ADV ( millions)	$2,776	61%	$1,729	20%	$1,440
Securities RPM (2)	$610	(28)%	$845	23%	$685
Average money market / FDIC sweep client balances (millions)	$1,471	30%	$1,130	43%	$791
FX contracts ADV ( millions)	$1,647	25%	$1,322	(3)%	$1,361
FX contracts RPM	$38	(47)%	$72	26%	$57
n/m = not meaningful to present as a percentage
(1) Give-up fee revenue are excluded from the calculation of listed derivative, average rate per contract.
(2) Interest income related to securities lending is excluded from the calculation of Securities RPM.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $44.3 million, or 7%, to $668.4 million in the year ended September 30, 2021 compared to $624.1 million in the year ended September 30, 2020. Net operating revenues increased $55.6 million, or 15%, to $419.4 million in the year ended September 30, 2021 compared to $363.8 million in the year ended September 30, 2020.
Operating revenues derived from listed derivatives increased $12.5 million, or 8%, to $164.1 million in the year ended September 30, 2021 compared to $151.6 million in the year ended September 30, 2020, principally driven by an 18% increase in the average rate per contract, which was partially offset by an 8% decline in listed derivative contract volumes in the year ended September 30, 2021 compared to the year ended September 30, 2020.
Operating revenues derived from securities transactions increased $59.9 million, or 16%, to $436.0 million in the year ended September 30, 2021 compared to $376.1 million in the year ended September 30, 2020. The ADV of securities traded increased 61%, principally driven by increased customer activity in fixed income markets and to a lesser extent equity products, however the RPM traded declined 28% in the year ended September 30, 2021 principally driven by lower spreads in fixed income products compared to the year ended September 30, 2020 which benefited from wider spreads driven by the onset of the COVID-19 pandemic.
Operating revenues derived from FX contracts declined $7.9 million, or 33%, to $16.1 million in the year ended September 30, 2021 compared to $24.0 million in the year ended September 30, 2020, as a 25% increase in the ADV of FX contracts traded was more than offset by a 47% decline in the average rate per contract due to a decline in foreign currency volatility.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, declined $16.3 million, or 62%, to $10.2 million in the year ended September 30, 2021 compared to $26.5 million in the year ended September 30, 2020, principally as a result of a significant decline in short term interest rates. Partially offsetting the decline in short term interest rates was a 26% increase in average client equity and a 30% increase in average FDIC sweep client balances.
Also primarily as a result of the decline in short term interest rates, interest expense declined 48% compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities declining $23.9 million and interest expense directly attributable to securities lending activities declining $7.4 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 55% in the year ended September 30, 2021 compared to 49% in the year ended September 30, 2020, primarily as the result of the decline in interest income and higher variable compensation.
Segment income increased $14.8 million, or 10%, to $167.7 million in the year ended September 30, 2021 compared to $152.9 million in the year ended September 30, 2020, primarily as a result of the increase in operating revenues noted above. Non-variable direct expenses, excluding bad debts, increased $6.4 million, or 7% versus the year ended September 30, 2020, primarily related to an increase in market information, professional fees and depreciation of internally developed software which was partially offset by lower travel and business development expenses.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased $109.1 million, or 21% to $624.1 million in the year ended September 30, 2020 compared to $515.0 million in the year ended September 30, 2019. Net operating revenues increased $143.7 million, or 65% to $363.8 million in the year ended September 30, 2020 compared to $220.1 million in the year ended September 30, 2019.
The increase in operating revenues was primarily driven by the growth in operating revenues from securities transactions. The ADV of securities traded increased 20% and the RPM traded increased 23%, each of which were driven by heightened volatility in the global equity and fixed income markets due to economic concerns related to the COVID-19 pandemic.
Operating revenues derived from listed derivatives increased 14% as listed derivative contract volumes increased 24% in the year ended September 30, 2020 compared to the year ended September 30, 2019, however the average rate per contract declined 6%. The increase in derivative contract volume was primarily driven by increased market volatility as a result of the COVD-19 pandemic.
The increase in operating revenues derived from FX contracts resulted from a 26% increase in the RPM, driven by volatility in foreign exchange markets during the year ended September 30, 2020 related to the effect of COVID-19 which was partially offset by a 3% decrease in the ADV traded compared to the year ended September 30, 2019. The prior year period also includes a $2.7 million settlement received related to the Barclays PLC ‘last look’ class action matter.

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
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 49% in the year ended September 30, 2020 compared to 44% in the year ended September 30, 2019, primarily as the result of the decline in interest income and higher variable compensation as a result of improved performance.
During the year ended September 30, 2020, we recorded bad debts of $5.7 million, primarily related to client deficits in our listed derivatives businesses. Also, in the year ended September 30, 2020 we recorded an impairment charge of $4.1 million related to capitalized development on a back-office software system not yet placed into service,that will be replaced with an alternative system we acquired as part of our acquisition of Gain.
Segment income increased $64.3 million, or 73% to $152.9 million in the year ended September 30, 2020 compared to $88.6 million in the year ended September 30, 2019, primarily as a result of the increase in operating revenues noted above, and partially offset by the increase in bad debts and impairment. Non-variable direct expenses, excluding bad debts, increased $19.2 million, or 29% versus the year ended September 30, 2019, primarily related to fixed compensation and trade system costs associated with the continued build out of several recent acquisitions and initiatives, including equity prime brokerage.

Retail
We provide our retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Retail segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Sales of physical commodities	$1,541.3	405%	$305.3	330%	$71.0
Principal gains, net	212.7	403%	42.3	n/m	(0.5)
Commission and clearing fees	58.9	18%	49.8	2%	48.7
Consulting, management, and account fees	45.5	32%	34.6	21%	28.5
Interest income	1.5	114%	0.7	75%	0.4
Total revenues	1,859.9	330%	432.7	192%	148.1
Cost of physical commodities sold	1,511.9	417%	292.7	319%	69.9
Operating revenues	348.0	149%	140.0	79%	78.2
Transaction-based clearing expenses	25.7	302%	6.4	205%	2.1
Introducing broker commissions	98.2	42%	69.0	14%	60.3
Interest expense	1.7	113%	0.8	700%	0.1
Net operating revenues	222.4	249%	63.8	306%	15.7
Variable compensation and benefits	18.0	260%	5.0	355%	1.1
Net contribution	204.4	248%	58.8	303%	14.6
Fixed compensation and benefits	51.6	406%	10.2	149%	4.1
Other fixed expenses	83.9	415%	16.3	298%	4.1
Bad debts, net of recoveries	1.1	83%	0.6	n/m	—
Total non-variable direct expenses	136.6	404%	27.1	230%	8.2
Segment income	$67.8	114%	$31.7	395%	$6.4
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Retail segment for the periods indicated.

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Operating Revenues (in millions):
Securities	$97.6	19%	$82.2	9%	$75.7
FX / CFD contracts	225.9	427%	42.9	n/m	—
Physical contracts	20.4	59%	12.8	2,460%	0.5
Interest / fees earned on client balances	1.2	(29)%	1.7	(15)%	2.0
Other	2.9	625%	0.4	n/m	—
	$348.0	149%	$140.0	79%	$78.2

Select data (all $ amounts are U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$8,989	8%	$8,357	n/m	$—
FX / CFD contracts RPM (2)	$98	(18)%	$120	n/m	$—
(1) The ADV for the year ended September 30, 2020 is reflective of the ADV post-acquisition of Gain, and is calculated based on 43 trading days with the activities of Gain, acquired effective August 1, 2020.

For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $208.0 million, or 149%, to $348.0 million in the year ended September 30, 2021 compared to $140.0 million in the year ended September 30, 2020. Net operating revenues increased $158.6 million, or 249%, to $222.4 million in the year ended September 30, 2021 compared to $63.8 million in the year ended September 30, 2020.
Operating revenues derived from FX / CFD contracts increased $183.0 million, or 427% to $225.9 million, and represent the incremental revenues from the acquisition of Gain, effective August 1, 2020. For Gain, the year ended September 30, 2021 includes 259 trading days compared to 43 trading days post acquisition, during the year ended September 30, 2020.

Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $15.4 million, or 19%, to $97.6 million in the year ended September 30, 2021 compared to $82.2 million in the year ended September 30, 2020.
Operating revenues derived from physical contracts increased $7.6 million, or 59%, to $20.4 million in the year ended September 30, 2021 compared to $12.8 million in the year ended September 30, 2020, principally driven by continued strong customer demand for precious metals.
Interest and fee income earned on client balances declined $0.5 million, or 29%, to $1.2 million primarily as a result of the decline in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 41% in the year ended September 30, 2021 compared to 57% in the year ended September 30, 2020, with the decrease in the variable rate percentage being driven by the Gain acquisition effective August 1, 2020, which brought a large lower variable rate cost base.
Segment income increased $36.1 million, or 114% to $67.8 million in the year ended September 30, 2021 compared to $31.7 million in the year ended September 30, 2020, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, was primarily a result of incremental costs from the Gain acquisition.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased $61.8 million, or 79%, to $140.0 million in the year ended September 30, 2020 compared to $78.2 million in the year ended September 30, 2019. Net operating revenues were $63.8 million in the year ended September 30, 2020 compared to $15.7 million in the year ended September 30, 2019.
Operating revenues derived from FX / CFD contracts represent the incremental revenues from the Gain acquisition.
Operating revenues from securities transactions and other primarily relate to our independent wealth management activities which increased 9% to $82.2 million in the year ended September 30, 2020 as compared to $75.7 million in the year ended September 30, 2019.
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
Variable expenses, excluding interest, as a percentage of operating revenues were 57% in the year ended September 30, 2020 compared to 81% in the year ended September 30, 2019, with the decrease in the variable rate percentage being driven by the Gain acquisition in August 2020 which brought a large lower variable rate cost base.
Segment income increased 395% to $31.7 million in the year ended September 30, 2020 compared to $6.4 million in the year ended September 30, 2019, primarily as a result of the increase in net operating revenues noted above. The increase in non-variable direct expenses, as stated above, was primarily a result of incremental costs from the Gain acquisition.

Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 185 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	128.8	16%	110.8	3%	107.1
Commission and clearing fees	5.2	27%	4.1	8%	3.8
Consulting, management, account fees	3.3	32%	2.5	39%	1.8
Interest income	—	—%	—	(100)%	0.1
Total revenues	137.3	17%	117.4	4%	112.8
Cost of sales of physical commodities	—	—	—	—	—
Operating revenues	137.3	17%	117.4	4%	112.8
Transaction-based clearing expenses	6.5	27%	5.1	4%	4.9
Introducing broker commissions	0.8	14%	0.7	(13)%	0.8
Interest expense	0.1	—%	0.1	—%	0.1
Net operating revenues	129.9	17%	111.5	4%	107.0
Variable compensation and benefits	26.2	20%	21.9	7%	20.4
Net contribution	103.7	16%	89.6	3%	86.6
Fixed compensation and benefits	14.7	25%	11.8	20%	9.8
Other fixed expenses	10.3	12%	9.2	(14)%	10.7
Bad debts	0.2	n/m	—	—%	—
Total non-variable direct expenses	25.2	20%	21.0	2%	20.5
Segment income	$78.5	14%	$68.6	4%	$66.1

	Year Ended September 30,
	2021	% Change	2020	% Change	2019
Operating Revenues (in millions):
Payments	$133.8	17%	$114.6	3%	$110.8
Other	3.5	25%	2.8	40%	2.0
	$137.3	17%	$117.4	4%	$112.8

Select data (all $ amounts are U.S. dollar equivalents):
Global Payments ADV (millions)	$54	20%	$45	—%	$45
Global Payments RPM (1)	$9,921	(2)%	$10,092	3%	$9,805
(1) Rate per million is based on principal gains, net and commission and clearing fees revenues and the ADV shown above.
For information about the assets of this segment, see Note 23 to the Consolidated Financial Statements.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $19.9 million, or 17%, to $137.3 million in the year ended September 30, 2021 compared to $117.4 million in the year ended September 30, 2020. Net operating revenues increased $18.4 million, or 17% to $129.9 million in the year ended September 30, 2021 compared to $111.5 million in the year ended September 30, 2020.
The increase in operating revenues was primarily driven by a 20% increase in the average daily notional payment volume which was partially offset by a 2% decline in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the year ended September 30, 2021 and the year ended September 30, 2020.
Segment income increased $9.9 million, or 14%, to $78.5 million in the year ended September 30, 2021 compared to $68.6 million in the year ended September 30, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $4.2 million increase in non-variable direct expenses versus the prior year period, which includes a $2.9 million increase in fixed compensation and benefits.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Operating revenues increased 4% to $117.4 million in the year ended September 30, 2020 compared to $112.8 million in the year ended September 30, 2019. Net operating revenues increased 4% to $111.5 million in the year ended September 30, 2020 compared to $107.0 million in the year ended September 30, 2019.
The increase in operating revenues were primarily driven by a 3% increase in the rate per million dollars traded, while the average daily notional payment volume was relatively unchanged year-over-year, as larger debt capital market transactions from our international banking clients decreased in the year ended September 30, 2020 compared to the year ended September 30, 2019 due to the global economic slowdown impact of the COVID-19 pandemic.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the year ended September 30, 2020 compared to 23% in the year ended September 30, 2019, primarily as a result of an increase in variable compensation.
Segment income increased 4% to $68.6 million in the year ended September 30, 2020 compared to $66.1 million in the year ended September 30, 2019. This increase primarily resulted from the increase in net operating revenues, partially offset by a $0.5 million increase in non-variable direct expenses versus the prior year period.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Year Ended September 30,
(in millions)	2021	% Change	2020	% Change	2019
Compensation and benefits:
Variable compensation and benefits	$37.6	(7)%	$40.5	46%	$27.7
Fixed compensation and benefits	119.1	37%	86.8	19%	72.8
	156.7	23%	127.3	27%	100.5
Other expenses:
Occupancy and equipment rental	33.1	41%	23.4	21%	19.3
Non-trading technology and support	31.8	43%	22.2	47%	15.1
Professional fees	23.0	5%	22.0	65%	13.3
Depreciation and amortization	19.0	15%	16.5	53%	10.8
Communications	6.5	5%	6.2	—%	6.2
Selling and marketing	1.7	(59)%	4.1	273%	1.1
Trading systems and market information	4.2	62%	2.6	(4)%	2.7
Travel and business development	1.3	(43)%	2.3	(39)%	3.8
Other	23.4	22%	19.2	16%	16.6
	144.0	22%	118.5	33%	88.9
Total compensation and other expenses	$300.7	22%	$245.8	30%	$189.4
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Total unallocated costs and other expenses increased $54.9 million, or 22%, to $300.7 million in the year ended September 30, 2021 compared to $245.8 million in the year ended September 30, 2020. Compensation and benefits increased $29.4 million, or 23%, to $156.7 million in the year ended September 30, 2021 compared to $127.3 million in the year ended September 30, 2020.
During the year ended September 30, 2021, the increase in fixed compensation and benefits was primarily related to the increase in headcount, principally due to the acquisition of Gain, across nearly all administrative departments, including IT, compliance, accounting, human resources, as well as credit and risk. Fixed compensation and benefits during the year ended September 30, 2021 include severance costs of $3.5 million, principally due to the departure of certain senior officers. During the year ended September 30, 2020, severance costs were $0.5 million.
During the year ended September 30, 2021, the increase in other expenses is primarily due higher occupancy costs, principally related to an increase in leased office space. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT, client engagement, accounting, and human resources systems.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Total unallocated costs and other expenses increased $56.4 million, or 30%, to $245.8 million in the year ended September 30, 2020 compared to $189.4 million in the year ended September 30, 2019. Compensation and benefits increased $26.8 million, or 27%, to $127.3 million in the year ended September 30, 2020 compared to $100.5 million in the year ended September 30, 2019.
During the year ended September 30, 2020, the increase in fixed compensation and benefits was primarily related to a 35% increase in headcount across several administrative departments, including IT, compliance and accounting, of which 61% of the increase in headcount was acquisition related, adding $5.4 million. The increase in variable compensation and benefits was primarily due to improved overall company performance, along with an incremental $3.4 million related to recent acquisitions.
Other non-compensation expenses related to acquisitions and new business initiatives begun after fiscal 2018 added $11.0 million. During the year ended September 30, 2020, the increase in fixed compensation and benefits and variable compensation and benefits is also related to headcount increases across several administrative departments. Additionally, non-trading technology and support increased due to higher support and maintenance costs related to various IT, client engagement, accounting, and human resources systems.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate funds sufficient to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our daily operations. Senior management establishes liquidity and capital policies, which we monitor on a daily basis and review for funding availability, from both internal and external sources, and policy efficacy in supporting our business operations. We have historically financed our liquidity and capital needs principally with funds generated from our subsidiaries' operations, issuing debt and equity securities, and access to committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our board of directors.
StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and MSRB. In addition, StoneX Financial Inc. is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has a responsibility to meet margin calls at all exchanges on a daily basis, and on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. StoneX Financial Inc. is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
Gain Capital Group, LLC is registered as both a futures commission merchant and registered foreign exchange dealer, subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.
These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that StoneX Financial Inc. and Gain Capital Group, LLC must maintain in relatively liquid form, and are designed to maintain general financial integrity and liquidity.
StoneX Financial Ltd is regulated by the FCA, the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers. During the year ended September 30, 2021, StoneX Financial Ltd finalized the transfer of substantially all business formerly within Gain’s U.K. operating entity, Gain Capital U.K., Ltd.
The regulations discussed above limit funds available for dividends to StoneX. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.
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
As of September 30, 2021, we had total equity of $904.0 million, outstanding loans under revolving credit facilities of $248.6 million, outstanding senior secured term loan of $170.1 million and $336.9 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2021, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2021, we had deferred tax assets totaling $35.1 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether we are more likely than not to realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2021 and 2020 was $15.0 million and $12.4 million, respectively. The valuation allowances as of September 30, 2021 and 2020 were primarily related to U.S. state and local, and foreign net operating loss carryforwards and foreign tax credits acquired through the merger with Gain that, in the judgment of management, are not more likely than not to be realized.
Client and Counterparty Credit and Liquidity Risk
Our operations expose us to credit risk of default of our clients and counterparties. The risk includes liquidity risk to the extent our clients or counterparties are unable to make timely payment of margin or other credit support. We are indirectly exposed to the financing and liquidity risks of our clients and counterparties, including the risks that our clients and counterparties may not be able to finance their operations.
As a clearing broker, we act on behalf of our clients for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our clients. Accordingly, we are responsible for our clients’ obligations with respect to these transactions, which exposes us to significant credit risk. Our clients are required to make any required margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase margin requirements for clients based on their open positions, trading activity, or market conditions.
As it relates to OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models as well as variation margin requirements based on the price movement of the commodity or security in which they transact. Our clients are required to make any margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. In this business as well, we have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations to us when due. We would then be exposed to the risk that the settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis.
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

Commodities Inventory
In the ordinary course of business, we hold commodities inventory in third-party licensed grain facilities. As of September 30, 2021, we held title in the form of warehouse receipts to approximately 2.6 million bushels of soybeans, valued at $31.2 million, in multiple facilities owned by one third-party operator. The amount of soybeans held at these third-party grain facilities increased to 2.8 million bushels on October 6, 2021 pursuant to the satisfaction of a $2.5 million repurchase commitment. Our ownership interest in the soybeans held at these third-party grain facilities is represented by warehouse receipts issued by these facilities under the U.S. Warehouse Act, which is a program administered by the U.S. Department of Agriculture. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products. As a result of these bankruptcy proceedings, in the event we do not receive soybeans or proceeds from soybeans commensurate with the 2.8 million bushels of soybean inventory held at October 6, 2021, we believe that it is probable that we have adequate insurance coverage to cover potential shortfalls. Therefore, we have not recognized any estimated losses associated with this matter in our September 30, 2021 consolidated financial statements.
OptionSellers
In November 2018, balances in approximately 300 accounts of the FCM division of our wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of September 30, 2021, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
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
We have done an assessment of the collectability of these accounts, considered the status of arbitration proceedings, and have concluded that we do not have a sufficient basis to record an allowance against these uncollected balances. As we proceed through the collection and arbitration processes and additional information becomes available, we will continue to consider the need for an allowance against the carrying value of these uncollected balances. Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
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

Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2021 and 2020, were $18.8 billion and $13.5 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Markets LLC, and Gain Capital Group, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. This restriction has no impact on our ability to meet our cash obligations, and no impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $300.6 million and $30.0 million for the years ended September 30, 2021 and 2020, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
In June 2020, we issued $350.0 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. We used the net proceeds from the sale of the Notes to fund the preliminary cash consideration for the acquisition of Gain on the closing date, to pay certain related transactions fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022, with the exception of $0.5 million which remains outstanding, as certain holders of the Gain Notes neither exercised such holder's fundamental change repurchase right or make-whole fundamental change conversion right.
The Notes will mature on June 15, 2025. Interest on the Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. We incurred debt issuance costs of $9.5 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes under the effective interest method.
Pursuant to the terms of the Notes indenture, during the year ended September 30, 2021, we had the option to redeem up to $100.0 million in aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. In June 2021, we elected not to redeem the Notes.
The Note holders had the right to require us to repurchase up to $100.0 million in aggregate principal amount of the Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by us) at a purchase price equal to 103% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. During the year ended September 30, 2021, we repurchased $1.6 million of the principal amount of the Notes, for 103% of the principal amount, plus accrued and unpaid interest.
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
Committed Credit Facilities
As of September 30, 2021, we had four committed bank credit facilities, totaling $806.4 million, of which $385.1 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:
•A three-year first-lien senior secured syndicated loan facility under which $406.4 million is available to us for general working capital requirements and capital expenditures. During the year ended September 30, 2021, the facility was amended to increase the revolving credit facility from $196.5 million to $236.1 million and to extend the maturity date to August 22, 2022. The facility also includes a Term Loan component with an original value of $196.5 million.
We are required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the year ended September 30, 2021, we made scheduled quarterly principal payments against the Term Loan equal to $9.8 million. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured committed line of credit until April 1, 2022, under which $75.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short term funding of margin to commodity exchanges as necessary.
•A syndicated committed borrowing facility until January 29, 2022, under which $300.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2022, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary. The facility in place at September 30, 2020 matured on October 14, 2020 and was replaced by an unsecured syndicated committed borrowing facility with substantially similar terms. During October 2021 the new facility was renewed to extend the maturity date to October 14, 2022. On November 18, 2021, the facility was amended to increase the committed borrowing amount available to $50.0 million.
Additional information regarding the committed bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. As reflected above, three of our committed credit facilities are scheduled to expire during the year ended September 30, 2022. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of September 30, 2021, we had four uncommitted bank credit facilities with an outstanding balance of $25.0 million. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2021 and 2020.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. There were no borrowings outstanding under this credit facility at September 30, 2021 and 2020.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2021 and 2020.
•During the year ended September 30, 2021, we executed a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $25.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were $25.0 million in borrowings outstanding under this credit facility as of September 30, 2021.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone subsidiary basis, in certain cases, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2021, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended September 30, 2021, interest expense directly attributable to trading activities includes $9.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $17.6 million in connection with securities lending activities.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2021. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 22 of the Consolidated Financial Statements.
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
Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as rules for minimum capital requirements which became effective October 6, 2021.
Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer, and under these capital rules is subject to a minimum regulatory capital requirement of $100 million. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, with StoneX Markets LLC falling in the final compliance date tier of September 2022.
Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to these businesses or otherwise restructure our operations, such as by combining these businesses with other regulated subsidiaries that must also satisfy regulatory capital requirements. StoneX Markets LLC has faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that may be required to register, or may register voluntarily, as a swap dealer and/or swap execution facility.
Our subsidiary, GAIN GTX, LLC, a CFTC and NFA provisionally registered swap dealer, withdrew its license on October 5, 2021. This subsidiary’s withdrawal is not expected to have any material impact to our business.
Cash Flows
Following the adoption of Accounting Standards Update (“ASU”) 2016-18 on October 1, 2018, we now include client cash and securities that meet the short term requirement for cash classification to be segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased from $4,468.4 million as of September 30, 2020 to $6,509.5 million as of September 30, 2021, a net increase of $2,041.1 million. Net cash of $2,122.7 million was provided by operating activities, including movements typical of our operations, with large changes coming from Payables to clients and Financial instruments owned and sold.

In the broker-dealer and related trading industries, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guaranty funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and foreign exchange operations, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
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
We continuously evaluate opportunities to expand our business. Investing activities include $62.1 million in capital expenditures for property and equipment during the year ended September 30, 2021 compared to $16.6 million during the year ended September 30, 2020 and $11.9 million during the year ended September 30, 2019. Capital expenditures over the past three years have primarily included core information technology hardware acquisitions and leasehold improvements on office space. Following the acquisition of Gain we expect higher capital expenditures for future years primarily related to developing and creating additional features to various trading platforms.
In conjunction with the integration of Gain, we re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, we determined that certain legacy capitalized developed software costs within our OTC foreign exchange and precious metals businesses and would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, we recorded impairment charges of $5.7 million, which were reflected in Bad debts, net of recoveries and impairments on the Consolidated Income Statement for the year ended September 30, 2020.
Investing activities also include $2.4 million in cash payments for the acquisition of businesses during the year ended September 30, 2021 compared to $225.0 million during the year ended September 30, 2020. Further information about business acquisitions is contained in Note 21 to the Consolidated Financial Statements. These amounts were offset by smaller inflows related to sales of equipment and exchange membership stock of $3.1 million and $1.6 million, respectively.
During the years ended September 30, 2021, 2020 and 2019, we repurchased 185,366, 200,000 and 100,000 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $11.7 million, $7.5 million and $3.8 million, respectively.
On August 25, 2021, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2021 and ending on September 30, 2022. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2021:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$186.0	$17.2	$32.4	$29.9	$106.5
Purchase obligations(1)	5,123.0	5,123.0	—	—	—
Payable to lenders under loans	248.6	240.5	1.1	7.0	—
Senior secured borrowings	518.6	9.8	160.4	348.4	—
Contingent acquisition consideration	3.9	3.9	—	—	—
Other	78.7	15.2	29.8	20.8	12.9
	$6,158.8	$5,409.6	$223.7	$406.1	$119.4
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2021 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $4,998.2 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2021. During the year ending September 30, 2022, we anticipate making future benefit payments of $2.1 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2021 and 2020, at fair value of the related financial instruments, totaling $1,771.2 million and $686.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Consolidated Balance Sheets in Financial instruments owned, at fair value, and Physical commodities inventory, net. We will incur losses if the fair value of the Financial instruments sold, not yet purchased, increases subsequent to September 30, 2021, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2021. The totals of $1,771.2 million and $686.0 million include a net liability of $368.5 million and $176.8 million for derivatives, based on their fair value as of September 30, 2021 and 2020, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantys to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Consolidated Balance Sheets as of September 30, 2021 and 2020.
Effects of Inflation
Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, occupancy and equipment rental, may result from inflation, while we may not be readily recoverable from increasing the prices of our services. Rising interest rates are generally favorable for us, to the extent that inflation has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
Critical Accounting Policies
Preparing consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions affecting reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, as well as the recorded amounts of revenue and expenses during the reported period. The accounting policies discussed in this section are those that we consider the most critical to the financial statements. Therefore, understanding these policies is important to understanding our reported and potential future results of operations and financial position.
Valuation of Financial Instruments and Foreign Currencies
Description
Substantially all financial instruments are reflected in the consolidated financial statements at fair value, or amounts that approximate fair value due to their short-term nature or level of collateralization. These financial instruments include: cash and cash equivalents; cash, securities and other assets segregated under federal and other regulations; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations, and counterparties; financial instruments owned; securities sold under agreements to repurchase; securities loaned; and financial instruments sold, but not yet purchased. Unrealized gains and losses related to these financial instruments, when we are principal to the transaction, are reflected in earnings.
Foreign currency translation is an estimate critical to consolidating in our reporting currency. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.
Judgment and Uncertainties
At each period end, we, using professional judgment and industry expertise, select fair values for financial instruments. Where available, we price from independent sources such as listed market prices, third-party pricing services, or broker or dealer price quotations. In limited cases, we use fair values derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price, or broker or dealer quote, certain assumptions may be required to determine the fair value.
Effect if Actual Results Differ From Assumptions
Our valuation assumptions may be incorrect, and the actual value realized upon closing any position could be different from estimated carrying value, because of changes in prices, assumptions, or the overall business environment. We do not believe that there is a reasonable likelihood that such a possibility will be significant. This view is supported by a few key factors:
•Valuations for substantially all of the financial instruments, most of which are in highly liquid markets, are available from independent, well-known publishers of market information.
•We have robust controls and procedures surrounding pricing and our various technologies involved in it.
•The relevant positions are generally short-term in nature.
•The Company holds positions in a wide range of products, such that an error in a limited number of prices is unlikely to cause a significant change to the overall result and pricing issues in a wide array of products is very unlikely.

Revenue Recognition
Description
A significant portion of our revenues are derived principally, from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. We record realized and unrealized trading income on a trade date basis. We state financial instruments owned and financial instruments sold, not yet purchased and foreign currencies sold, not yet purchased, at fair value with related changes in unrealized appreciation or depreciation reflected in Principal gains, net in the Consolidated Income Statements. We record fee and interest income on the accrual basis and dividend income is recognized on the ex-dividend date.

A substantial amount of our revenues derive from Commission and clearing fees. These revenue types involve less complexity than Principal gains, net would, as, generally, we are an agent in the underlying transactions. We recognize revenues on a trade date basis for the transactions, as, typically, our obligation is met at that point and there are no future obligations to consider.
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
Judgment and Uncertainties
Judgments, outside of the valuation considerations previously discussed, relate to the timing and appropriateness of revenue recognition and whether we have fulfilled our performance obligations.

Effect if Actual Results Differ From Assumptions
If we misapply the relevant guidance or incorrectly recognize revenue that we have not earned, earnings may be misstated. We do not believe that such a possibility is reasonably likely, because we have developed systems and controls for each of our businesses to capture all known transactions in the appropriate reporting period. In addition, the overwhelming majority of our revenue is recognized upon trade consummation, as our obligation is met, and we do not need to estimate when that may have occurred.
Income Taxes
Description
We are subject to income taxes in the U.S. and numerous foreign jurisdictions.
Judgement and Uncertainties
Judgment is required in determining the consolidated income taxes and in evaluating tax positions, including evaluating income tax uncertainties. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by the relevant tax authorities.
Income taxes are accounted for under the asset and liability method, recognizing the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled, with any change in tax rates recognized in income in the period that includes the enactment date. Management considers all relevant evidence for each jurisdiction to determine valuation allowances. If we change our determination as to the amount of deferred tax assets we expect to realize, we adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
Effect if Actual Results Differ From Assumptions
We believe that our accruals for tax liabilities are adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of judgments about future events. To the extent circumstances arise requiring us to change our judgment regarding the adequacy of existing tax accounts, we do not believe such a change is likely to be material to our financial statements. The tax accounts in total are relatively immaterial to the balance sheet, which, when combined with their likelihood of being misstated, particularly our valuation allowances given our positive earnings trend in recent years, results in a generally insignificant risk to us.
Accounting Standards Update
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods.
The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We intend to adopt this guidance during the three months ended December 31, 2021. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2021.

Market-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
8
4
13
19
38
51
39
43
18
12
12
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

In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2021, an immediate 25 basis point decrease in short-term interest rates would result in approximately $9.3 million less in annual pretax income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2021, $418.9 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2021, $348.4 million of outstanding principal debt was fixed-rate long-term debt.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three‑year period ended September 30, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 29, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition for unrealized gains and losses from market making activities
As discussed in Note 15 to the consolidated financial statements, the Company recognized revenue of $892.0 million for principal gains, net from financial transactions or contracts for which the Company acted as principal, a portion of which related to unrealized gains and losses derived from over-the-counter derivatives, equities, fixed income, and foreign exchange market making activities (collectively, the Unrealized Gains and Losses). Such Unrealized Gains and Losses represent the change in fair value for those financial instruments owned and sold, not yet purchased that are held by the Company as principal as of year-end and reflected in earnings.
We identified revenue recognition related to the Unrealized Gains and Losses as a critical audit matter. A high degree of auditor effort, including subjective and complex auditor judgment, was involved in determining the sufficiency and timing of audit procedures required to evaluate the existence and accuracy of the Unrealized Gains and Losses reflected in earnings as of September 30, 2021.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Unrealized Gains and Losses, including controls over the computations of the Unrealized Gains and Losses, as well as controls ensuring that trading subledger values were not modified within these computations. We evaluated the Unrealized Gains and Losses as of September 30, 2021 by assessing the Company’s revenue recognition, comparing inputs to the Unrealized Gains and Losses computations prepared by the Company to source documents, and recalculating the Unrealized Gains and Losses recorded. We also assessed the sufficiency of the audit evidence obtained related to the Unrealized Gains and Losses by evaluating the cumulative results of the audit procedures and potential management bias.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
November 29, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity, for each of the years in the three-year period ended September 30, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated November 29, 2021 expressed an unqualified opinion on those consolidated financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 excluded StoneX Payment Services Ltd., formerly EncoreFx Ltd., acquired with effect from December 22, 2020, and Chasing Returns Limited, acquired with effect from August 3, 2021. These acquired businesses had aggregate total assets of $8.0 million and total revenues of $0.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of StoneX Payment Services Ltd. and Chasing Returns Limited.
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
/s/ KPMG LLP
Kansas City, Missouri
November 29, 2021

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$1,109.6	$952.6
Cash, securities and other assets segregated under federal and other regulations (including $14.1 million and $2.6 million at fair value at September 30, 2021 and 2020, respectively)	2,274.4	1,920.2
Collateralized transactions:
Securities purchased under agreements to resell	2,239.9	1,696.2
Securities borrowed	2,163.1	1,440.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1,070.6 million and $1,775.8 million at fair value at September 30, 2021 and 2020, respectively)	5,292.9	3,629.9
Receivable from clients, net (including $2.6 million and $1.5 million at fair value at September 30, 2021 and 2020, respectively)	461.1	411.4
Notes receivable, net	6.1	1.7
Income taxes receivable	26.6	16.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $843.3 million and $468.6 million at September 30, 2021 and 2020, respectively)	4,354.6	2,727.7
Physical commodities inventory, net (including $359.9 million and $215.7 million at fair value at September 30, 2021 and 2020, respectively)	447.5	281.1
Deferred income taxes, net	35.1	36.9
Property and equipment, net	93.3	62.1
Operating right of use assets	125.3	101.5
Goodwill and intangible assets, net	100.8	109.5
Other assets	109.3	87.5
Total assets	$18,839.6	$13,474.9
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.8 million and $1.5 million at fair value at September 30, 2021 and 2020, respectively)	$305.1	$272.6
Operating lease liabilities	146.6	118.7
Payables to:
Clients (including $291.5 million and $(222.7) million at fair value at September 30, 2021 and 2020, respectively)	7,835.9	5,689.0
Broker-dealers, clearing organizations and counterparties (including $12.7 million and $14.7 million at fair value at September 30, 2021 and 2020, respectively)	613.5	537.5
Lenders under loans	248.6	268.1
Senior secured borrowings, net	507.0	515.5
Income taxes payable	13.2	22.6
Collateralized transactions:
Securities sold under agreements to repurchase	4,340.9	3,155.5
Securities loaned	2,153.6	1,441.9
Financial instruments sold, not yet purchased, at fair value	1,771.2	686.0
Total liabilities	17,935.6	12,707.4
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,431,233 issued and 19,823,910 outstanding at September 30, 2021 and 21,798,551 issued and 19,376,594 outstanding at September 30, 2020	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at September 30, 2021 and 2,421,957 shares at September 30, 2020	(69.3)	(57.6)
Additional paid-in-capital	315.7	292.6
Retained earnings	682.5	572.4
Accumulated other comprehensive loss, net	(25.1)	(40.1)
Total equity	904.0	767.5
Total liabilities and stockholders' equity	$18,839.6	$13,474.9
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2019
Revenues:
Sales of physical commodities	$40,961.6	$52,899.2	$31,830.3
Principal gains, net	892.0	622.2	415.8
Commission and clearing fees	487.2	403.6	372.4
Consulting, management, and account fees	91.0	83.7	79.6
Interest income	102.4	130.9	198.9
Total revenues	42,534.2	54,139.6	32,897.0
Cost of sales of physical commodities	40,861.1	52,831.3	31,790.9
Operating revenues	1,673.1	1,308.3	1,106.1
Transaction-based clearing expenses	271.7	222.5	183.5
Introducing broker commissions	160.5	113.8	114.7
Interest expense	49.6	80.4	142.0
Interest expense on corporate funding	41.3	23.6	12.7
Net operating revenues	1,150.0	868.0	653.2
Compensation and other expenses:
Compensation and benefits	679.1	518.7	393.1
Trading systems and market information	58.8	46.3	38.8
Professional fees	40.9	30.2	21.0
Non-trading technology and support	46.0	28.4	20.1
Occupancy and equipment rental	34.2	23.5	19.4
Selling and marketing	33.3	12.2	5.2
Travel and business development	4.5	8.9	16.2
Communications	9.3	7.0	6.6
Depreciation and amortization	36.5	19.7	14.0
Bad debts, net of recoveries and impairment	10.4	18.7	2.5
Recovery of bad debt on physical coal	—	—	(12.4)
Other	46.3	29.6	23.2
Total compensation and other expenses	999.3	743.2	547.7
Gain on acquisitions and other gains	3.4	81.9	5.5
Income before tax	154.1	206.7	111.0
Income tax expense	37.8	37.1	25.9
Net income	$116.3	$169.6	$85.1

Earnings per share:
Basic	$5.90	$8.78	$4.46
Diluted	$5.74	$8.61	$4.39
Weighted-average number of common shares outstanding:
Basic	19,130,643	18,824,328	18,738,905
Diluted	19,678,168	19,180,479	19,014,395

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2021	2020	2019
Net income	$116.3	$169.6	$85.1
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	13.3	(4.5)	(0.8)
Pension liabilities adjustment	1.5	(0.2)	(0.8)
Reclassification of adjustment for losses/(gains) included in net income:
Periodic pension costs (included in compensation and benefits)	0.2	0.1	0.1
Foreign currency gains realized upon dissolution of subsidiaries (included in principal gains, net)	—	—	(0.2)
Reclassification adjustment for gains/(losses) included in net income	0.2	0.1	(0.1)
Other comprehensive gain/(loss)	15.0	(4.6)	(1.7)
Comprehensive income	$131.3	$165.0	$83.4
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$116.3	$169.6	$85.1
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery bad debt on physical coal	—	—	(2.4)
Depreciation and amortization	36.5	19.7	14.0
Amortization of operating right of use assets	12.2	9.9	—
Provision for bad debts, net of recoveries and impairment	10.4	18.7	2.5
Deferred income taxes	3.2	4.1	3.7
Amortization and extinguishment of debt issuance costs	3.9	6.5	1.5
Actuarial gain on pension and postretirement benefits	(0.3)	(0.2)	(0.3)
Amortization of share-based compensation expense	13.9	10.3	8.1
Gain on acquisition	(3.3)	(81.9)	(5.5)
Gain on stock sales of clearing organization memberships	(0.7)	—	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(1.0)	293.0	337.2
Securities purchased under agreements to resell	(543.7)	(271.7)	(553.7)
Securities borrowed	(723.1)	(16.8)	(1,197.7)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(132.0)	(326.0)	(241.7)
Receivable from clients, net	(68.3)	0.9	(134.3)
Notes receivable, net	(4.4)	1.2	0.9
Income taxes receivable	(9.6)	(11.1)	(4.2)
Financial instruments owned, at fair value	(1,626.9)	(552.5)	(113.3)
Physical commodities inventory	(166.4)	(51.8)	3.0
Other assets	(16.7)	(3.7)	(8.3)
Accounts payable and other accrued liabilities	35.7	42.7	6.7
Operating lease liabilities	(8.6)	(9.5)	—
Payable to clients	2,146.7	2,093.7	(46.8)
Payable to broker-dealers, clearing organizations and counterparties	76.0	270.8	176.4
Income taxes payable	(9.4)	(0.3)	1.8
Securities sold under agreements to repurchase	1,185.4	381.8	837.0
Securities loaned	711.7	(18.0)	1,182.0
Financial instruments sold, not yet purchased, at fair value	1,085.2	(28.8)	(156.1)
Net cash provided by operating activities	2,122.7	1,950.6	195.6
Cash flows from investing activities:
Proceeds from stock sales of clearing organization memberships	1.6	—	—
Cash paid for acquisitions	(2.4)	(225.0)	(28.9)
Sale of property and equipment	3.1	—	—
Purchase of property and equipment	(62.1)	(16.6)	(11.9)
Net cash used in investing activities	(59.8)	(241.6)	(40.8)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	(33.5)	99.7	(162.6)
Proceeds from lenders under loans with maturities greater than 90 days	191.4	608.5	357.2
Repayments of lenders under loans with maturities greater than 90 days	(186.4)	(642.0)	(346.7)
Proceeds from issuance of senior secured term loan	—	21.5	175.0
Repayments of senior secured term loan	(9.8)	(9.8)	(6.6)
Proceeds from issuance of senior secured notes	—	344.8	—
Repayment of senior secured notes	(1.6)	(92.1)	—
Issuance of note payable	9.0	—	—
Repayments of note payable	—	(0.4)	(0.8)
Deferred payments on acquisitions	(2.2)	(0.9)	—
Share repurchase	(11.7)	(7.5)	(3.8)
Debt issuance costs	—	(15.0)	(3.3)
Exercise of stock options	9.2	5.5	1.2
Net cash (used in)/provided by financing activities	(35.6)	312.3	9.6
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	13.8	(4.2)	(0.7)
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	2,041.1	2,017.1	163.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	4,468.4	2,451.3	2,287.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,509.5	$4,468.4	$2,451.3

(continued)
	Year Ended September 30,
(in millions)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$87.0	$90.4	$153.2
Income taxes paid, net of cash refunds	$52.0	$44.0	$24.6
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$6.5	$11.8	$10.8
Additional consideration payable related to acquisitions	$3.9	$21.6	$1.8
Acquisition of businesses:
Assets acquired	$6.5	$1,169.2	$47.1
Liabilities acquired	(4.1)	(359.5)	(8.9)
Total net assets acquired	$2.4	$809.7	$38.2

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Consolidated Balance Sheets.

	September 30,
(in millions)	2021	2020	2019
Cash and cash equivalents	$1,109.6	$952.6	$471.3
Cash segregated under federal and other regulations(1)	2,260.3	1,907.2	743.9
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,739.6	698.7	947.4
Securities segregated and pledged to exchange-clearing organizations(2)	400.0	909.9	288.7
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the consolidated statements of cash flows	$6,509.5	$4,468.4	$2,451.3
(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $14.1 million, $13.0 million, and $306.0 million as of September 30, 2021, 2020, and 2019, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,153.3 million, $2,021.3 million, and $1,304.4 million as of September 30, 2021, 2020, and 2019, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2018	$0.2	$(46.3)	$267.5	$317.0	$(33.1)	$505.3
Net income	—	—	—	85.1	—	85.1
Other comprehensive loss	—	—	—	—	(1.7)	(1.7)
Exercise of stock options	—	—	1.2	—	—	1.2
Share-based compensation	—	—	8.1	—	—	8.1
Repurchase of stock	—	(3.8)	—	—	—	(3.8)
Balances as of September 30, 2019	0.2	(50.1)	276.8	402.1	(34.8)	594.2
ASU 2018-02 cumulative transition adjustment	—	—	—	0.7	(0.7)	—
Adjusted balances as of September 20, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income	—	—	—	169.6	—	169.6
Other comprehensive loss	—	—	—	—	(4.6)	(4.6)
Exercise of stock options	—	—	5.5	—	—	5.5
Share-based compensation	—	—	10.3	—	—	10.3
Repurchase of stock	—	(7.5)	—	—	—	(7.5)
Balances as of September 30, 2020	0.2	(57.6)	292.6	572.4	(40.1)	767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	116.3	—	116.3
Other comprehensive income	—	—	—	—	15.0	15.0
Exercise of stock options	—	—	9.2	—	—	9.2
Share-based compensation	—	—	13.9	—	—	13.9
Repurchase of stock	—	(11.7)	—	—	—	(11.7)
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “SNEX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be its clients’ sole trusted partner, providing its network, products, and services to allow them to pursue trading opportunities, manage market risks, make investments and improve business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. The Company delivers access and service through the entire lifecycle of a trade, by delivering deep market expertise and on-the-ground intelligence, best execution, and finally post-trade clearing, custody, as well as settlement services. The Company has created revenue streams, diversified by asset class, client type and geography, that earn commissions and spreads as clients execute transactions across the Company’s financial networks, while the Company monetizes non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for market intelligence and risk management services.
The Company provides these services to a diverse group of clients in more than 180 countries. These clients include more than 45,000 commercial and institutional clients and over 370,000 retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks, and government and non-governmental organizations (“NGOs”).
The Company’s shareholders voted and approved changing the Company’s name from INTL FCStone Inc. to StoneX Group Inc. on June 24, 2020. The change became effective on July 7, 2020 and the Company’s common stock began trading on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of StoneX Group Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
In the Consolidated Income Statements, total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal Operating revenues in the Consolidated Income Statements is physical commodities cost of sales deducted from total revenues. The subtotal Net operating revenues in the Consolidated Income Statements is operating revenues less transaction-based clearing expenses, introducing broker commissions, and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations, and banks in relation to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders, direct non-variable expenses, as well as variable and non-variable expenses related to both operational and administrative employees.
Use of Estimates
Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Reclassifications
During the year ended September 30, 2020, the Company reclassified certain selling and marketing related costs in connection with the acquisition of Gain Capital Holdings, Inc. (“Gain”). In performing this reclassification, the Company has made retrospective adjustments to the Consolidated Income Statements for the year ended September 30, 2019. For the year ended September 30, 2019, selling and marketing related costs of $5.2 million were reclassified from Other expense to Selling and marketing expense.

Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. The Company’s subsidiaries maintain their records either in U.S. dollars or, as appropriate, the currencies of the countries in which they operate. The method of translating local currency financial information into U.S. dollars depends on whether the economy in which the foreign subsidiary operates has been designated as highly inflationary or not. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.
Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss). Revenues and expense are translated at rates of exchange in effect at relevant times during the year. Transaction gains and losses related to changes in currency rates are recorded in earnings.
Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency. Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings. Nonmonetary assets and liabilities do not fluctuate with changes in the local currency exchange rates to the dollar as the translated amounts for nonmonetary assets and liabilities at the end of the accounting period in which the economy becomes highly inflationary becomes the accounting basis for those assets and liabilities in the period of change and subsequent periods. Revenues and expenses are translated at rates of exchange in effect at relevant times during the year.
The Company operates asset management and debt trading businesses in Argentina through various wholly-owned subsidiaries. Operating revenues from the Company’s Argentinean subsidiaries were approximately 1% of the consolidated operating revenues for the year ended September 30, 2021. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018, and continues to be considered highly inflationary.
Beginning July 1, 2018, the Company designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for its Argentinean entities using the U.S. dollar as their functional currency, beginning in the quarter ending September 30, 2018. The Company has implemented strategies to reduce exposure to the Argentine peso. As a result of Argentina’s highly inflationary status, the Company recorded translation gains through earnings of $0.8 million for the year ended September 30, 2021. Translation adjustments recorded through earnings were de minimis for the year ended September 30, 2020. The Company recorded translation losses through earnings of $3.9 million for the year ended September 30, 2019.
At September 30, 2021, the Company had net monetary assets denominated in Argentine pesos of $0.4 million, compared to net liabilities of $0.1 million at September 30, 2020. The Company held cash and cash equivalents denominated in Argentine pesos of less than $0.1 million and $0.1 million as of September 30, 2021 and 2020, respectively. At September 30, 2021 and 2020, the Company had net nonmonetary assets denominated in Argentine pesos of $0.9 million.
Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments not held for trading purposes, with original or acquired maturities of 90 days or less, including certificates of deposit and money market mutual funds, to be cash and cash equivalents. Cash and cash equivalents consists of cash, certificates of deposit, and money market mutual funds not deposited with or pledged to clearing organizations, broker-dealers, clearing organizations or counterparties, or segregated under federal or other regulations. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value, and may be withdrawn at any time, at the discretion of the Company. Money market mutual funds are stated at their net asset value.

Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts, which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with Company funds. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2021 and 2020, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $2,260.3 million and $1,907.2 million, respectively, U.S. Treasury obligations of approximately $0.2 million and $10.6 million, respectively, and commodities warehouse receipts of approximately $13.9 million and $2.4 million, respectively (see fair value measurements discussion in Note 3).
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
These transactions are accounted for as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. In connection with these agreements and transactions, it is the Company’s policy to receive or pledge cash or securities to collateralize such agreements and transactions in accordance with contractual arrangements. The Company monitors the fair value of its collateral on a daily basis, and the Company may require counterparties, or may be required by counterparties, to deposit additional collateral or return collateral pledged. Interest income and interest expense are recognized over the life of the arrangements and are recorded in the Consolidated Income Statements as Interest income or Interest expense, as applicable. The carrying amount of these transactions approximate fair value due to their short-term nature and the level of collateralization. These transactions are reported gross, except when a right of offset exists and the other criteria for netting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Balance Sheet - Offsetting are met.
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by regulations of the CFTC, FSA, and Monetary Authority of Singapore (“MAS”), client funds received to margin, guaranty, and/or secure commodity futures and futures on options as well as retail foreign exchange transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for over-the-counter (“OTC”) derivative contracts, and these deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2021 and 2020, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $3.1 billion and $1.6 billion, respectively.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its Consolidated Balance Sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain exchange-traded funds (“ETFs”). Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in Interest income in the Consolidated Income Statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the Consolidated Income Statements. The fair value of these securities included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net was $810.7 million and $1,949.3 million as of September 30, 2021 and 2020, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Management believes that the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2021 and 2020.
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
The Company maintains client omnibus and proprietary accounts with other clearing organizations, and the equity balances in those accounts, along with any margin cash or securities deposited with the clearing organizations are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled proprietary trades.

Payables to broker-dealers, clearing organizations, and counterparties primarily include amounts payable for securities purchased but not yet received by the Company on settlement date (“fails-to-receive”) and net payables arising from unsettled proprietary trades.

Deposits with and receivables from broker-dealers, clearing organizations and counterparties, and payables to broker-dealers, clearing organizations and counterparties also include amounts related to the value of registered broker-dealer clients cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before funds are received and payments are made, which usually is one to two business days.
Receivable from and Payable to Clients
Receivable from clients, net of allowance for doubtful accounts, includes the total of net deficits in individual exchange-traded futures and OTC derivative trading accounts carried by the Company. Client deficits arise from realized and unrealized trading losses on client OTC, futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Client deficit accounts are reported gross of client accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures exchange-traded and OTC derivative trading accounts include both secured and unsecured deficit balances due from clients as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury obligations and commodity warehouse receipts. These U.S Treasury obligations and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of offset have not been met. See note 13 for additional discussion of client deficit accounts originating in November 2018.
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
The future collectability of receivables from clients can be impacted by the Company’s collection efforts, the financial stability of its clients, and the general economic climate in which it operates. In determining collectability, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset, as well as specific-identification in certain circumstances. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its clients. The Company may unilaterally close client trading positions in certain circumstances. In addition, to evaluate client margining and collateral requirements, client positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size. Furthermore, in certain instances, the Company is indemnified, and able to charge back, introducing broker-dealers for bad debts incurred by their clients.
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
Physical Commodities Inventory
Inventories of certain agricultural commodities are carried at net realizable value, which approximates fair value less disposal costs. The agricultural commodities inventories have reliable, readily determinable and realizable market prices, have relatively predictable and insignificant costs of disposal and are available for immediate delivery. Changes in the fair values of these agricultural commodities inventories are included as a component of Cost of sales of physical commodities in the Consolidated Income Statements.
Inventories of energy related products are valued at the lower of cost or net realizable value. Inventories of precious metals held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value, using the weighted-average price and first-in first-out costing method. Changes in the values of these inventories are included as a component of Cost of sales of physical commodities in the Consolidated Income Statements.
Precious metals inventory held by StoneX Financial Ltd, a U.K. based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of Principal gains, net in the Consolidated Income Statements, in accordance with U.S. GAAP accounting requirements for broker-dealers.
Precious metals inventory held by subsidiaries that are not broker-dealers are valued at the lower of cost or net realizable value. Changes in the values of these precision metals inventories are included as a component of Cost of sales of physical commodities in the Consolidated Income Statements.

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings. The Company had no assets held for sale at September 30, 2021 and 2020.
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software, which requires that such technology be capitalized in the application development stages. Costs related to planning, training, administration, and non-value added maintenance are charged to expense as incurred. Capitalized software development costs are amortized over the useful life of the software, which the Company estimates at three years.
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. This standard applies to assets held for use and not to assets held for sale. The Company has identified no such impairment indicators as of September 30, 2021 and 2020.
Acquisitions
The Company applies acquisition accounting on the date of acquisition to those transactions meeting the definition of a business under ASC 805. Applying acquisition accounting requires the Company to allocate the purchase consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed on acquisition date. In determining the fair value of identifiable assets acquired and liabilities assumed, the Company frequently utilizes a third-party valuation specialist. The Company applies certain significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on acquisition date. These significant assumptions, estimates, and judgements include, but are not limited to, cash flow forecasts, discount rates, client churn rates, royalty rates, and economic lives. Any excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill. Alternatively, in an instance where the fair value of the net assets acquired exceeds the purchase consideration, the Company records a bargain purchase gain in the Consolidated Income Statements at the date of acquisition. While the Company uses its best estimates and assumptions as a part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may extend one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase gain. Upon conclusion of the measurement period or final determination of the fair values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Income Statements rather than adjusted through goodwill or bargain purchase gains. The Company includes the post-acquisition results of acquired businesses in the Consolidated Income Statements from the date of acquisition. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price.
Goodwill and Identifiable Intangible Assets
Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. Goodwill is not subject to amortization, but rather is evaluated for impairment at least annually. The Company evaluates its goodwill for impairment at its fiscal year end, or more frequently if indicators of potential impairment exist, in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit (generally defined as the businesses for which financial information is available and reviewed regularly by management) with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment.
In the course of the evaluation of the potential impairment of goodwill, the Company may perform either a qualitative or a quantitative assessment. The Company’s qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if the Company concludes otherwise, then the Company performs a quantitative impairment analysis.

If the Company either chooses not to perform a qualitative assessment, or the Company chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company performs a quantitative evaluation. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill that is subject to the quantitative analysis is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The fair value of the Company’s reporting units exceeded their respective carrying values under the qualitative assessment approach. No impairment charges were recorded for any of the periods presented.
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from five to twenty years. Both definite and indefinite lived identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Residual value is presumed to be zero for all identifiable intangible assets.
Financial Instruments Owned and Sold, Not Yet Purchased
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value, measured on a recurring basis, or amounts that approximate fair value. Related realized and unrealized gains and losses are recognized in current period earnings within Principal gains, net, Interest income, Interest expense, and Cost of sales of physical commodities in the Consolidated Income Statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.
Financial instruments owned and sold, not yet purchased comprise primarily the financial instruments held by the Company’s broker-dealer subsidiaries and the Company’s OTC derivative swap dealer. Financial instruments owned and financial instruments sold, not yet purchased, includes trading securities that the Company holds as a principal. The Company has not classified any financial instruments owned or sold, not yet purchased, as available-for-sale or held-to-maturity.
Financial instruments owned and sold, not yet purchased includes derivative instruments that the Company holds as a principal which are primarily transacted on an OTC basis. As a derivatives dealer, the Company utilizes these instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its clients. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. The Company’s derivative instruments also include forward purchase and sale commitments for the physical delivery of agricultural and energy related commodities in a future period. Contracts for the sale of agricultural and energy commodities generally do not extend beyond one year, while contracts to purchase agricultural and energy commodities generally relate to the current or future crop year.
Derivative instruments are recognized as either assets or liabilities and are measured at fair value on a recurring basis. As the Company does not elect hedge accounting for any derivative instruments, realized and unrealized gains and losses from the changes in fair value of derivative instruments are recognized immediately in current period earnings. Realized and unrealized gains and losses from the derivative instruments in which the Company acts as a dealer are included within Principal gains, net on the Consolidated Income Statements. Realized and unrealized gains and losses on firm purchase and sale commitments are included within Cost of sales of physical commodities on the Consolidated Income Statements.
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
The Company may lease commodities to or from clients or counterparties. These commodity leases, which primarily involve precious metals, are recorded at fair value utilizing the fair value option based on guidance in ASC 825-10, Financial Instruments - Fair Value Option. These commodities leases represent hybrid financial instruments which contain both a dollar denominated loan host contract and an embedded forward derivative contract on the underlying commodities, which can be settled in either cash or metals. As permitted by the fair value option election, the entire instrument is recorded at fair value as either an asset or liability in the Consolidated Balance Sheets. The corresponding change in the fair value of the instrument is recognized in the Consolidated Income Statements as a component of Principal gains, net for the years ended September 30, 2021 and 2020. The Company elects to value all of its commodities lease agreements at fair value using the fair value option.
For further information regarding the types of financial instruments owned and sold, not yet purchased, as well as the related valuation techniques refer to Note 3.
Exchange and Clearing Organization Memberships
The Company or its affiliates are required to hold certain exchange and clearing organization memberships and pledges them for clearing purposes, in order to provide the right to process trades directly with the respective venues. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, and the London Metal Exchange (“LME”). Exchange firm and clearing organization common stock include shares of CME Group, Inc., ICE, LME Holdings Limited, and the Depository Trust & Clearing Corporation (“DTCC”).
Exchange and clearing organization memberships required in order to conduct business through the respective venues are recorded at cost and are included in Other assets on the Consolidated Balance Sheets. Equity investments in exchange firm common stock not required in order to conduct business on the exchanges are classified as trading securities included within Financial instruments owned, at fair value on the Consolidated Balance Sheets and recorded at fair value, with unrealized gains and losses recorded as a component of Principal gains, net on the Consolidated Income Statements. The fair value of exchange firm common stock not required in order to conduct business on the exchanges is determined from quoted market prices.
Exchange memberships that represent both (a) an ownership interest and the right to conduct business in the respective venues and are held for operating purposes, or (b) an ownership interest, which must be held by the Company to conduct business in the respective venues are accounted for as an ownership interest at cost with appropriate consideration for other-than-temporary impairment. The cost of exchange and clearing organization memberships that represent an ownership interest and are required in order to conduct business in the respective venues was $5.5 million and $5.6 million as of September 30, 2021 and 2020, respectively, compared to a fair value of $6.8 million and $6.7 million as of September 30, 2021 and 2020, respectively. Fair value was determined using quoted market prices and recent transactions.
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. The cost of exchange memberships required in order to conduct business on the exchange, but not representing an ownership interest in the exchange, was $6.0 million and $5.8 million as of September 30, 2021 and 2020, respectively. As of and during the year ended September 30, 2021, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
Product Financing Arrangements
In the normal course of operations, the Company executes notes receivable under repurchase agreements with clients whereby the clients sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature, and in accordance with the guidance contained in ASC 860, Transfer and Servicing, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as Notes receivable, net in the Consolidated Balance Sheets. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
The Company also participates in commodity repurchase transactions that are accounted for as commodity inventory and purchases and sales of physical commodities as opposed to secured borrowings. The repurchase price under these arrangements is not fixed at the time of execution and, therefore, does not meet all the criteria to be accounted for as product financing arrangements.
Lenders Under Loans
Lenders under loans are accounted for at amortized cost, which approximates fair value due to variable rates of interest.
Senior Secured Borrowings
Senior secured borrowings are accounted for at amortized cost, and are stated net of unamortized deferred financing costs and original issue discount.
Contingent Consideration
The Company estimates and records acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Income Statements. Estimating contingent consideration fair value incorporates assumptions regarding future operating results, discount rates, and probabilities assigned to various potential operating results scenarios.
Revenue Recognition
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
Only when goods or services are transferred to clients, are revenues are recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e. reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
The revenue recognition model does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
Refer to Note 15 for further discussion of the Company’s significant accounting policies related to revenue recognition.
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
Transaction-Based Clearing Expenses
Clearing fees and related expenses include primarily variable expenses for clearing and settlement services, including fees the Company pays to executing brokers, exchanges, clearing organizations and banks. These fees are based on transaction volume and recorded as expense on the trade date. Clearing fees are passed on to clients and are presented gross in the consolidated statements of income as the Company acts as a principal for these transactions.
Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee individuals or organizations that maintain relationships with clients and introduce them to the Company. Introducing brokers accept futures and options orders from those clients, while the Company directly provides all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the clients. Introducing brokers bring clients to the Company’s OTC business as well. Introducing broker commissions are determined monthly and settled regularly.

Compensation and Benefits
Compensation and benefits consists primarily of salaries, incentive compensation, variable compensation, including commissions, related payroll taxes and employee benefits. The Company classifies employees as either risk management consultants / traders, operational or administrative personnel, which includes executive officers. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of revenues generated, and in some cases, revenues produced less direct costs and an overhead allocation. The Company accrues commission expense on a trade-date basis.
Share-Based Compensation
The Company accounts for share-based compensation from option and restricted stock unit awards in accordance with the guidance in ASC 718-10, Compensation - Stock Compensation. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Forfeitures are accounted for as they occur in determining share-based employee compensation expense. For awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award.
Income Taxes
Income tax expense includes U.S. federal, state and local and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. Accounting for income taxes aims to recognize the amount of taxes payable or refundable for the current year. The Company utilizes the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Company expects to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based upon the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 20 for further information on the Company’s income taxes.
Additional Paid-In Capital
The Company’s additional paid-in capital (“APIC”) consists of stockholder contributions that are in excess of par value of common stock, also including amounts related to stock options exercises and share-based compensation.
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial gains and losses from defined benefit pension plans and gains and losses on foreign currency translations.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2021 and 2020, no preferred shares were outstanding and the Company’s board of directors had not established any class or series of shares.
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
The Company adopted this guidance on October 1, 2020, using the modified retrospective approach, which resulted in a recognized cumulative-effect adjustment of $6.2 million, net of tax of $2.0 million, to the opening balance of retained earnings - see Note 5 and Note 13. The adoption impact was attributable to an increase in allowance for credit losses related to the OptionSellers.com Inc. customers discussed in further detail within Note 13 of the consolidated financial statements. Results for reporting periods beginning after October 1, 2020 are presented using the CECL model, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2021	2020	2019
Numerator:
Net income	$116.3	$169.6	$85.1
Less: Allocation to participating securities	(3.5)	(4.0)	(1.5)
Net income allocated to common stockholders	$112.8	$165.6	$83.6
Denominator:
Weighted average number of:
Common shares outstanding	19,130,643	18,824,328	18,738,905
Dilutive potential common shares outstanding:
Share-based awards	547,525	356,151	275,490
Diluted shares outstanding	19,678,168	19,180,479	19,014,395
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 298,786, 898,420 and 907,089 shares of common stock for the years ended September 30, 2021, 2020, and 2019, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
The guidance requires the Company to consider counterparty credit risk of all parties of outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with a credit guaranty from the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
In accordance with ASC 820, Fair Value Measurement, the Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $2.8 million and $1.5 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of September 30, 2021 and 2020, respectively. The Company had no Level 3 assets as of September 30, 2021 and 2020.
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
When instruments are traded in secondary markets and observable prices are not available for substantially the full term, the Company generally relies on internal valuation techniques or prices obtained from third-party pricing services or brokers or a combination thereof, and accordingly, classifies these instruments as Level 2. Examples include corporate and municipal bonds, U.S. government agency obligations, agency-mortgage backed obligations, asset-backed obligations, certain equity securities traded in less active markets, and OTC derivative contracts, which include purchase and sale commitments related to the Company’s agricultural and energy commodities.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary that records these assets at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and the related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2021 and 2020 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of September 30, 2021 and 2020.

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$7.9	$—	$—	$—	$7.9
Money market mutual funds	12.9	—	—	—	12.9
Cash and cash equivalents	20.8	—	—	—	20.8
Commodities warehouse receipts	13.9	—	—	—	13.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	14.1	—	—	—	14.1
U.S. Treasury obligations	798.5	—	—	—	798.5
To be announced ("TBA") and forward settling securities	—	59.1	—	(40.1)	19.0
Foreign government obligations	12.2	—	—	—	12.2
Derivatives	4,475.8	167.4	—	(4,402.3)	240.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,286.5	226.5	—	(4,442.4)	1,070.6
Receivables from clients, net - Derivatives	—	413.7		(411.1)	2.6
Equity securities	512.4	14.6	—	—	527.0
Corporate and municipal bonds	—	150.8	—	—	150.8
U.S. Treasury obligations	433.1	—	—	—	433.1
U.S. government agency obligations	—	327.6	—	—	327.6
Agency mortgage-backed obligations	—	2,599.8	—	—	2,599.8
Asset-backed obligations	—	110.4	—	—	110.4
Derivatives	0.6	644.1	—	(500.4)	144.3
Commodities leases	—	18.1	—	—	18.1
Commodities warehouse receipts	21.4	—	—	—	21.4
Exchange firm common stock	11.6	—	—	—	11.6
Mutual funds and other	10.5	—	—	—	10.5
Financial instruments owned	989.6	3,865.4	—	(500.4)	4,354.6
Physical commodities inventory	111.2	248.7	—	—	359.9
Total assets at fair value	$6,422.2	$4,754.3	$—	$(5,353.9)	$5,822.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	4,413.8	156.1	—	(4,278.4)	291.5
TBA and forward settling securities	—	52.2	—	(39.5)	12.7
Derivatives	63.1	239.4	—	(302.5)	—
Payable to broker-dealers, clearing organizations and counterparties	63.1	291.6	—	(342.0)	12.7
Equity securities	429.9	6.2	—	—	436.1
Corporate and municipal bonds	—	51.1	—	—	51.1
U.S. Treasury obligations	851.2	—	—	—	851.2
Agency mortgage-backed obligations	—	63.4	—	—	63.4
Derivatives	3.2	700.3	—	(335.0)	368.5
Commodities leases	—	0.9	—	—	0.9
Financial instruments sold, not yet purchased	1,284.3	821.9	—	(335.0)	1,771.2
Total liabilities at fair value	$5,761.2	$1,269.6	$2.8	$(4,955.4)	$2,078.2
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
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Consolidated Income Statements.
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
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2021, the cost and fair value of the equity investments in exchange firms is $3.7 million and $11.6 million, respectively. As of September 30, 2020, the cost and fair value of the equity investments in exchange firms was $3.7 million and $10.1 million, respectively.
Information on Level 3 Financial Liabilities
The acquisition of Fillmore Advisors, LLC, as further discussed in Note 21, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company was required to make additional future cash payments based on certain financial performance measures of the acquired business. As of September 30, 2021, the Company had fully satisfied the liability for the contingent consideration. During the years ended September 30, 2021 and 2020, the Company recorded cash settlements against the liability of $2.6 million and $0.9 million, respectively, partially offset by remeasurement losses of $1.1 million and $0.6 million, respectively, included in Other expenses on the Consolidated Income Statements for the years ended September 30, 2021 and 2020, respectively.
The acquisition of Chasing Returns Limited, as further discussed in Note 21, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company is required to make additional future cash payments based on certain implementation milestones. As of September 30, 2021, the Company has classified its liability for the contingent consideration within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which included projected cash flows.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balances at September 30, 2021 and 2020 was not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
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
Receivables and other assets: Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, receivables from clients, net, notes receivables, net and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
Payables: Payables to clients and payables to brokers-dealers, clearing organizations, and counterparties are recorded at amounts that approximate fair value due to their short-term nature. They are classified as Level 2 under the fair value hierarchy.
Lender under loans: Payables to lenders under loans carry variable rates of interest and thus approximate fair value and are classified as Level 2 under the fair value hierarchy.
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $170.1 million as of September 30, 2021, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 11 with a carrying value of $336.9 million as of September 30, 2021. The carrying value of the Senior Secured Notes represent their principal amounts net of unamortized deferred financing costs and original issue discount. As of September 30, 2021, the Senior Secured Notes had a fair value of $374.7 million and are classified as Level 2 under the fair value hierarchy.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2021 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2021. The total of $1,771.2 million as of September 30, 2021 includes $368.5 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2021.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the Consolidating Balance Sheets in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties; Receivables from clients, net; Financial instruments owned, net; Financial instruments sold, not yet purchased, at fair value; Payables to clients; and Payables to broker-dealers, clearing organizations and counterparties.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2021 and 2020. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2021		September 30, 2020
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,904.1	$3,904.7	$1,637.2	$1,747.3
OTC commodity derivatives	803.4	761.3	553.9	433.2
Exchange-traded foreign exchange derivatives	119.9	119.9	9.3	13.0
OTC foreign exchange derivatives	216.9	185.5	520.8	461.5
Exchange-traded interest rate derivatives	245.9	249.0	271.1	200.7
OTC interest rate derivatives	56.4	54.9	96.0	96.6
Exchange-traded equity index derivatives	206.5	206.5	32.1	39.8
OTC equity and indices derivatives	148.5	94.1	113.0	55.4
TBA and forward settling securities	59.1	52.2	31.0	22.0
Gross fair value of derivative contracts	5,760.7	5,628.1	3,264.4	3,069.5
Impact of netting and collateral	$(5,353.9)	$(4,955.4)	$(3,319.0)	$(3,100.7)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$259.9		$(173.5)
Total fair value included in Receivables from clients, net	2.6		1.5
Total fair value included in Financial instruments owned, at fair value	144.3		117.4
Total fair value included in Payables to clients		$291.5		$(222.7)
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		12.7		14.7
Fair value included in Financial instruments sold, not yet purchased, at fair value		368.5		176.8
(1)As of September 30, 2021 and 2020, the Company’s derivative contract volume for open positions was approximately 11.1 million and 7.9 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial and Retail segments. The Company assists its Commercial segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial segment clients with exchange products, including combinations of buying and selling puts and calls. In its Retail segment, the Company provides its retail clients with access to spot foreign exchange, precious metals trading, as well as contracts for a difference (“CFDs”) and spread bets, where permitted. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and

Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, other derivatives, or cash collateral paid or received.
The Company transacts in derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures in the Company’s fixed income portfolio. The fair value of these transactions is recorded Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net receivables from and Payables to broker-dealers, clearing organizations, and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in Principal gains, net. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
As of September 30, 2021 and 2020, TBA and forward settling securities recorded within deposits with and receivables from and payables to broker-dealers, clearing organizations, and counterparties are summarized as follows (in millions):

	September 30, 2021		September 30, 2020
(in millions)	Gain/(Loss)	Notional Amounts	Gain/(Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$1.6	$1,453.4	$10.8	$5,389.3
Unrealized loss on TBA securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$—	$—	$(1.7)	$2,647.7
Unrealized loss on TBA securities purchased within Payables to broker-dealers, clearing organizations, and counterparties	$(37.6)	$7,024.2	$—	$—
Unrealized gain on TBA securities sold within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$43.0	$(8,391.4)	$—	$—
Unrealized gain on TBA securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$—	$—	$2.8	$(2,978.7)
Unrealized loss on TBA securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(2.7)	$(2,430.7)	$(13.0)	$(6,549.4)
Unrealized gain on forward settling securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$0.3	$214.5	$—	$—
Unrealized loss on forward settling securities purchased within Payables to broker-dealers, clearing organizations, and counterparties	$(11.5)	$2,580.7	$—	$—
Unrealized gain on forward settling securities sold within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$14.1	$(1,867.4)	$17.4	$(1,946.0)
Unrealized loss on forward settling securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(0.4)	$(133.1)	$—	$—
Unrealized loss on forward settling securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$—	$—	$(7.3)	$2,447.10
The notional amounts of these instruments reflect the extent of the Company’s involvement in TBA and forward settling securities and do not represent counterparty exposure.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the periods indicated, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Consolidated Income Statements.

	Year Ended September 30,
(in millions)	2021	2020	2019
Commodities	$207.8	$197.3	$100.8
Foreign exchange	116.3	38.2	8.1
Interest rate, equities, and indices	80.8	20.4	(2.6)
TBA and forward settling securities	(6.3)	(49.7)	(35.3)
Net gains from derivative contracts	$398.6	$206.2	$71.0

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
The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with commodity exchanges, clients, broker-dealers and other financial institutions. These activities involve both collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of counterparties financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines. The Company requests changes in collateral levels as appropriate.
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of these transactions occur on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes client credit limits, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2021 and 2020 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net, receivables from clients, net, and notes receivable, net include an allowance for doubtful accounts, which reflects the Company’s best estimate of probable losses inherent in the accounts. In determining expected credit losses and establishing its allowance for doubtful accounts, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset, as well as specific-identification in certain circumstances. The Company continually reviews its allowance for doubtful accounts.
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million as of September 30, 2021 and 2020. The allowance for doubtful accounts related to receivables from clients was $38.5 million and $25.8 million as of September 30, 2021 and 2020, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2021 and 2020.
During the year ended September 30, 2021, the Company charged off $5.9 million of receivables against the allowance for doubtful accounts. During the year ended September 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business, which the Company exited in the year ended September 30, 2018.

During the year ended September 30, 2021, the Company recorded bad debt expense of $10.4 million. The bad debt expense was primarily related to $8.5 million of client OTC derivative account deficits in the Commercial segment, $0.6 million of client exchange-traded futures and options on futures account deficits in the Institutional segment, $1.1 million of OTC derivative client account deficits in the Retail segment, and $0.2 million in the Global Payments segment. $4.6 million of the bad debt within the Commercial segment related to a particular energy product in the Company’s physical energy commodity business.
During the year ended September 30, 2020, the Company recorded bad debt expense, net of recoveries, of $13.0 million. The bad debt expense during the year ended September 30, 2020 primarily related to $3.5 million of client OTC derivative account deficits in the Commercial segment, $5.4 million of client exchange-traded futures and options on futures account deficits in the Institutional segment, and $0.6 million of OTC derivative client account deficits in the Retail segment. The Company also incurred bad debt expense of $3.2 million within the Commercial segment related to receivables in the Company’s physical energy commodity business.
During the year ended September 30, 2019, the Company recorded bad debt expense, net of recoveries, of $2.5 million, including a net increase in provision for bad debts of $2.6 million, direct write-offs of $0.3 million, and direct recoveries of $0.4 million. The increase in provision for bad debts during the year ended September 30, 2019 primarily related to $2.7 million of client OTC derivative account deficits in the Commercial segment, and $1.4 million in the Institutional segment, partially offset by client recoveries in the Commercial segment. Additionally, during the year ended September 30, 2019, the Company recorded recoveries on bad debt on physical coal of $12.4 million, reducing the allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties. See additional information in Note 19.
Activity in the allowance for doubtful accounts for the years ended September 30, 2021, 2020, and 2019 was as follows:

(in millions)	2021	2020	2019
Balance, beginning of year	$27.1	$48.6	$58.2
ASU 2016-13 cumulative transition adjustment	8.2	—	—
Adjusted balance, beginning of year	35.3	48.6	58.2
Provision for (recovery of) bad debts	10.4	13.0	(9.8)
Allowance charge-offs	(5.9)	(35.6)	(1.3)
Other(1)	—	1.1	1.5
Balance, end of year	$39.8	$27.1	$48.6
(1) Allowance increase is related to a recoverable amount due from an affiliated party and recorded in Other assets on the Consolidated Balance Sheets.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

	September 30,
(in millions)	2021	2020
Physical Ag & Energy(1)	$248.6	$201.5
Precious metals - held by broker-dealer subsidiary	111.2	14.2
Precious metals - held by non-broker-dealer subsidiaries	87.7	65.4
Physical commodities inventory	$447.5	$281.1
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also includes energy related inventories, including primarily propane, gasoline, and kerosene. The Company records changes to these values in Cost of sales of physical commodities on the Consolidated Income Statements.
The Company has recorded lower of cost or net realizable value adjustments for certain precious metals and energies inventory of $3.5 million and $0.7 million as of September 30, 2021 and 2020, respectively. The adjustments are included in Cost of sales of physical commodities in the Consolidated Income Statements.
In the ordinary course of business, the Company holds commodities inventory in third-party licensed grain facilities. As of September 30, 2021, the Company held title in the form of warehouse receipts to approximately 2.6 million bushels of soybeans, valued at $31.2 million, in multiple facilities owned by one third-party operator. The amount of soybeans held at these third-party grain facilities increased to 2.8 million bushels on October 6, 2021 pursuant to the satisfaction of a

$2.5 million repurchase commitment. The Company’s ownership interest in the soybeans held at these third-party grain facilities is represented by warehouse receipts issued by these facilities under the U.S. Warehouse Act, which is a program administered by the USDA. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products. As a result of these bankruptcy proceedings, in the event the Company does not receive soybeans or proceeds from soybeans commensurate with the 2.8 million bushels of soybean inventory held at October 6, 2021, management believes that it is probable that the Company has adequate insurance coverage to cover potential shortfalls. Therefore, the Company has not recognized any estimated losses associated with this matter in its September 30, 2021 consolidated financial statements.
During the year ended September 30, 2020, the Company recorded lower of cost or net realizable value adjustments for certain physical inventory of crude oil and low sulfur fuel oil primarily based on quality degradation and consideration of costs to sell of $7.6 million. The adjustments are included in Cost of sales of physical commodities in the Consolidated Income Statements. As of September 30, 2021, the Company continues to attempt to recover this write down from its supplier, however there is substantial uncertainty as to whether the Company will be successful. The Company continues to pursue all legal avenues available to it regarding this matter.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation and amortization on the Consolidated Balance Sheets. Depreciation on property and equipment is generally calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the years ended September 30, 2021, 2020, and 2019, depreciation expense was $21.3 million, $13.3 million, and $11.2 million respectively.
The Company capitalized $22.3 million of software development costs during the year ended September 30, 2021.
A summary of property and equipment, at cost less accumulated depreciation and amortization as of September 30, 2021 and 2020 is as follows:

	September 30,
(in millions)	2021	2020
Property and equipment:
Furniture and fixtures	$15.0	$10.2
Software	30.0	28.6
Equipment	44.1	30.8
Leasehold improvements	43.9	38.3
Capitalized software development	22.3	—
Total property and equipment	155.3	107.9
Less: accumulated depreciation and amortization	(62.0)	(45.8)
Property and equipment, net	$93.3	$62.1
In connection with integrating Gain, the Company re-evaluated all trading systems utilized across the organization in order to identify duplicative systems. In connection with this process, the Company determined that certain legacy capitalized developed software costs within the Company’s OTC foreign exchange business would no longer be placed into service and utilized as expected prior to the merger with Gain. As a result, the Company recorded impairment charges of $5.7 million, which are reflected in Bad debts, net of recoveries and impairment on the Consolidated Income Statement for the year ended September 30, 2020.

Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2021 and 2020 is as follows:

	September 30,
(in millions)	2021	2020
Commercial	$32.5	$32.7
Institutional	9.8	9.8
Retail	5.8	2.2
Global Payments	10.0	10.0
Total Goodwill	58.1	54.7
The Company recorded $0.2 million and $0.1 million in foreign exchange revaluation adjustments on goodwill for the years ended September 30, 2021 and 2020, respectively.
The Company recorded additional goodwill of $3.6 million during the year ended September 30, 2021 within the Retail reportable segment related to the initial purchase price allocation for the acquisition of Chasing Returns Limited, as further discussed in Note 21.
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
Note 9 – Intangible Assets
The Company recorded $2.4 million of software program/platform intangible assets during the year ended September 30, 2021 related to the acquisition of Chasing Returns Limited, as further discussed in Note 21. In addition, the Company recorded $0.5 million of new business licenses related to Global Payments within the year.
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

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2021			September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names	$3.7	$(0.9)	$2.8	$3.7	$(0.2)	$3.5
Software programs/platforms	31.4	(13.3)	18.1	29.0	(4.9)	24.1
Customer base	37.7	(21.7)	16.0	38.2	(16.3)	21.9
Total intangible assets subject to amortization	72.8	(35.9)	36.9	70.9	(21.4)	49.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.2	—	3.2
Total intangible assets not subject to amortization	5.8	—	5.8	5.3	—	5.3
Total intangible assets	$78.6	$(35.9)	$42.7	$76.2	$(21.4)	$54.8
Amortization expense related to intangible assets was $15.1 million, $5.8 million, and $2.8 million for the years ended September 30, 2021, 2020, and 2019, respectively.
As of September 30, 2021, estimated future amortization expense was as follows:

(in millions)
Fiscal 2022	$14.4
Fiscal 2023	12.7
Fiscal 2024	5.2
Fiscal 2025	1.9
Fiscal 2026 and thereafter	2.7
$36.9
Note 10 - Leases
The Company leases office space under non-cancelable operating leases with third parties as of September 30, 2021. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included periods after termination date, if the Company holds a termination option and believes it is reasonably certain to exercise.
As the office space leases do not provide an implicit rate, the Company applies a collateralized incremental borrowing rate based on information available at lease commencement date in determining the present value of lease payments. The Company applied a collateralized incremental borrowing rate as of October 1, 2019 for operating leases that commenced prior to that date. For office space leases executed by subsidiaries, including foreign subsidiaries, the Company has applied its incremental borrowing rate. The Company believes this is a reasonable approach as its subsidiaries either do not have their own treasury functions or the credit facilities available to its subsidiaries do not permit financing of right-of-use assets. Additionally, in certain instances, the parent company provides a guaranty of the lease payments to the lessor under office space leases executed by its subsidiaries. The Company believes that pricing subsidiary leases is more significantly influenced by the credit standing of the parent company than that of its subsidiaries.
Certain office space leases contain variable lease payments related to fair market rent adjustments and local inflation index measures. The Company estimates variable lease payments based upon information available at lease commencement date in determining the present value of lease payments. The Company applied information available as of October 1, 2019 for operating leases that commenced prior to that date.
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2021. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within Occupancy and equipment rental on the Consolidated Income Statements.

As of September 30, 2021 and 2020, the Company recorded operating lease right-of-use assets of $125.3 million and $101.5 million, respectively, and operating lease liabilities of $146.6 million and $118.7 million, respectively. As of October 1, 2019, in conjunction with the adoption of the new accounting standard, the Company recorded operating lease right-of-use assets and operating lease liabilities of $33.1 million and $36.2 million, respectively.
The following table presents operating lease costs and other related information as of and for the year ended September 30, 2021 (in millions, except as stated):

	Year Ended September 30,
	2021	2020
Operating lease costs (1)	$25.5	$17.2

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$16.8	$12.1
Right-of-use assets obtained in exchange for operating lease liabilities	$36.2	$96.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	11.5	11.3
Weighted average discount rate	4.0%	4.3%
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2021 (in millions):

2022	$17.2
2023	16.9
2024	15.5
2025	14.8
2026	15.1
After 2026	106.5
Total lease payments	186.0
Less: interest	39.4
Present value of lease liabilities	146.6
Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $806.4 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility under which $406.4 million is available to the Company for general working capital requirements and capital expenditures. During the year ended September 30, 2021, the facility was amended to increase the revolving credit facility from $196.5 million to $236.1 million and to extend the maturity date to August 22, 2022. The facility also includes a Term Loan component with an original value of $196.5 million.
The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the year ended September 30, 2021, the Company made scheduled quarterly principal payments against the Term Loan equal to $9.8 million. Amounts repaid on the Term Loan may not be reborrowed.
The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. Per the terms of the amended facility, the commitment fees and interest rates are subject to decrease if the Company’s consolidated leverage ratio, as defined, decreases below certain thresholds. As of September 30, 2021, unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Both the revolving credit facility and the Term Loan are subject to variable rates of interest. As of September 30, 2021, borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%. Borrowings under the Base Rate and Eurodollars options were subject to interest rates of 5.25% and 3.07%, respectively, as of September 30, 2021. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The agreement also contains a non-financial covenant related to the allowable annual consolidated capital expenditures permitted under the agreement. The Company was in compliance with all covenants under the loan facility as of September 30, 2021.
•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to StoneX Financial Inc’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2021. The agreement contains financial covenants related to StoneX Financial Inc’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. StoneX Financial Inc was in compliance with these covenants as of September 30, 2021. The facility is guaranteed by the Company.
•A syndicated committed borrowing facility under which $300.0 million is available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”), formerly FCStone Merchant Services, LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of StoneX Commodity Solutions, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.35% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Eurodollar Rate plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined. Borrowings under the Base Rate and Eurodollar options were subject to interest rates of 3.25% and 2.3%, respectively, as of September 30, 2021. The agreement contains financial covenants related to tangible net worth, as defined. StoneX Commodity Solutions was in compliance with this covenant as of September 30, 2021.
•An unsecured syndicated committed borrowing facility under which $25.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus LIBOR, as defined. The agreement contains financial covenants related to net tangible assets, as defined. StoneX Financial Ltd was in compliance with this covenant as of September 30, 2021. The facility is guaranteed by the Company. The facility in place at September 30, 2020 matured on October 14, 2020 and was replaced by an unsecured syndicated committed borrowing facility with substantially similar terms. During October 2021 the new facility was renewed to extend the maturity date to October 14, 2022. On November 18, 2021, the facility was amended to increase the committed borrowing amount available to $50.0 million.
Uncommitted Credit Facilities
During the year ended September 30, 2021, the Company executed a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $25.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were $25 million in borrowings outstanding under this credit facility as of September 30, 2021.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2021 and 2020.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2021 and 2020.
The Company has secured uncommitted loan facilities under which StoneX Financial Inc may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2021 and 2020.

Note Payable to Bank
In December 2020, the Company obtained a $9.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, with the final payment due during December 2025. The note bears interest at a rate per annum equal to the Index rate, as defined in the agreement, plus 2.35%.
Senior Secured Notes
In June 2020, the Company issued $350 million in aggregate principal amount of its 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) at the offering price of 98.5% of the aggregate principal amount. The Company used the proceeds from the sale of the Senior Secured Notes to fund the preliminary cash consideration for the acquisition of Gain on the closing date, as further discussed in Note 21, to pay certain related transaction fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022 (the “Gain Notes”), with the exception of $0.5 million which remains outstanding, as certain holders of the Gain Notes neither exercised such holder’s fundamental change repurchase right or make-whole fundamental change conversion right.
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Senior Secured Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Company incurred debt issuance costs of $9.5 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method.
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
Pursuant to the terms of the Senior Secured Notes indenture, during the year ended September 30, 2021, the Company had the option to redeem up to $100.0 million in aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. The Company elected not to redeem any portion of the Secured Notes.
The holders of the Senior Secured Notes had the right to require the Company to repurchase up to $100.0 million in aggregate principal amount of the Senior Secured Notes (or a lesser amount equal to the difference between $100.0 million and the amounts previously redeemed by the Company) at a purchase price equal to 103% of the principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. During the year ended September 30, 2021, the Company redeemed $1.6 million of the principal amount of the outstanding Senior Secured Notes, for 103% of the principal amount, plus accrued and unpaid interest.
In connection with the Gain merger, the Company assumed the Gain Notes in an aggregate principal amount of $92.0 million. The consummation of the merger with Gain constituted a fundamental change and make-whole fundamental change under the terms of the Gain Notes’ indenture. As a result, the holders of the Gain Notes were entitled to require the Company to repurchase the Gain Notes at a repurchase price equal to 100% of the principal amount, together with accrued and unpaid interest, on September 1, 2020. Alternatively, the holders of the Gain Notes could continue to hold such notes without exercising the repurchase right, in which case the Gain Notes continued to bear interest at 5.00% and the notes are convertible into the right to convert the principal amount of the Senior Secured Notes solely into cash in an amount equal to the conversion rate in effect on the conversion date multiplied by $6.00. Under the terms of the fundamental change and make-whole fundamental change, the Company redeemed $91.5 million of the aggregate principal amount of Gain Notes on September 1, 2020, with approximately $0.5 million remaining outstanding as of September 30, 2021. The Company was required to redeem the Senior Secured Notes in an amount equal to the aggregate principal amount of the Gain Notes that remained outstanding after the fundamental change repurchase date, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date.
Financing Bridge Commitment
In February 2020, the Company entered into a commitment letter with Jefferies Finance LLC (“Jefferies”), pursuant to which subject to the terms and conditions set forth therein, Jefferies committed to provide a $350 million senior secured bridge loan facility to finance the merger with Gain and to pay related fees and expenses. In consideration for Jefferies commitment to provide the bridge facility, the Company paid Jefferies a non-refundable commitment fee of $4.4 million. As a result of the issuance of the Senior Secured Notes as described above, the commitment was terminated and the commitment fee was extinguished and included in Interest expense on corporate funding on the Consolidated Income Statement for the year ended September 30, 2020.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		September 30, 2021		September 30, 2020
Committed Credit Facilities
Term Loan	(1)	August 22, 2022	$170.3	(4)	$170.1	(3)	$179.5
Revolving Line of Credit	(1)	August 22, 2022	236.1	(5)	—		23.0
Senior StoneX Group Inc. Committed Credit Facility			406.4		170.1		202.5
StoneX Financial Inc.	None	April 1, 2022	75.0		—		—
FCStone Merchants Services, LLC	Certain commodities assets	January 29, 2022	300.0	(5)	215.0		200.1
StoneX Financial Ltd.	None	October 14, 2022	25.0	(5)	—		25.0
			$806.4		$385.1		$427.6

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a		—		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	(5)	25.0		20.0
Notes payable to bank	Certain equipment			(5)	8.6		—
Senior Secured Notes	(2)			(4)	336.9	(3)	336.0
Total outstanding borrowings					$755.6		$783.6
(1) The StoneX Group Inc. committed credit facility is secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors
(2) The Senior Secured Notes and the related guarantees are secured by liens on substantially all of the Company’s and the guarantors’ assets, subject to certain customary and other exceptions and permitted liens. The liens on the assets that secure the Senior Secured Notes and the related guarantees are contractually subordinated to the liens on the assets that secure the Company’s and the guarantors’ existing and future first lien secured indebtedness, including indebtedness under the Company’s senior committed credit facility.
(3) Amounts outstanding under the Term Loan and the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $0.2 million and $11.5 million, respectively.
(4) Included in Senior secured borrowings, net on the Consolidated Balance Sheets.

(5) Included in Lenders under loans on the Consolidated Balance Sheets.
As reflected above, three of the Company’s committed credit facilities are scheduled to expire during the year ended September 30, 2022. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Note 12 – Securities and Commodity Financing Transactions
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, fund principal debt trading, acquire securities to cover short positions, acquire securities for settlement, and to accommodate counterparties’ needs under matched-book trading strategies. These agreements are recorded as collateralized financings at their contractual amounts plus accrued interest. The related interest is recorded in the Consolidated Income Statements as Interest income or Interest expense, as applicable. In connection with these agreements and transactions, it is the Company’s policy to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with relevant contractual terms. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged.
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2021 and 2020, financial instruments owned, at fair value of $843.3 million and $468.6 million, respectively, were pledged as collateral under repurchase agreements. The financial instruments owned that have been pledged as collateral have been parenthetically disclosed on the Consolidated Balance Sheets.
In addition, as of September 30, 2021 and 2020, the Company pledged financial instruments owned, at fair value of $2,359.6 million and $1,266.4 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $1,157.9 million and $1,484.7 million, respectively in the two years, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $2,097.6 million and $1,410.3 million as of September 30, 2021 and 2020, respectively.
At September 30, 2021 and 2020, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2021 and 2020 was $4,399.8 million and $3,303.1 million, respectively, of which $1,031.1 million and $285.7 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements and matched-book trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,949.8	$973.4	$137.5	280.2	$4,340.9
Securities loaned	2,153.6	—	—	—	2,153.6
Gross amount of secured financing	$5,103.4	$973.4	$137.5	$280.2	$6,494.5

	September 30, 2020
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$1,736.3	$1,069.2	$325.0	25.0	$3,155.5
Securities loaned	1,441.9	—	—	—	1,441.9
Gross amount of secured financing	$3,178.2	$1,069.2	$325.0	25.0	$4,597.4

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30,
Securities sold under agreements to repurchase	2021	2020
U.S. Treasury obligations	$106.8	$815.8
U.S. government agency obligations	354.6	279.5
Asset-backed obligations	255.9	18.0
Agency mortgage-backed obligations	3,536.2	1,990.0
Corporate bonds	87.4	52.2
Total securities sold under agreement to repurchase	$4,340.9	$3,155.5

Securities loaned
Equity securities	$2,153.6	$1,441.9
Total securities loaned	2,153.6	1,441.9
Gross amount of secured financing	$6,494.5	$4,597.4
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,239.9	$—	$2,239.9
Securities borrowed	$2,163.1	$—	$2,163.1
Securities sold under agreements to repurchase	$4,340.9	$—	$4,340.9
Securities loaned	$2,153.6	$—	$2,153.6

	September 30, 2020
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$1,696.2	$—	$1,696.2
Securities borrowed	$1,440.0	$—	$1,440.0
Securities sold under agreements to repurchase	$3,155.5	$—	$3,155.5
Securities loaned	$1,441.9	$—	$1,441.9
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
As of September 30, 2021 and 2020, the Consolidated Balance Sheets include loss contingency accruals, recorded during and prior to these years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company:
OptionSellers
In November 2018, balances in approximately 300 accounts of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of September 30, 2021, the aggregate receivable from these client accounts, net of collections and other allowable deductions, was $28.9 million, with no individual account receivable exceeding $1.4 million. StoneX Financial Inc. continues to pursue collection of these receivables and intends both to enforce and to defend its rights aggressively, and to claim interest and costs of collection where applicable.
During the Company’s October 1, 2020 implementation of CECL, the new credit reserving model which is based on expected losses over the life of an asset and which applies to client deficits, the Company completed an assessment of the collectability of these accounts under this new guidance. As a result of the implementation, the Company recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million. The Company continues to assess collectability of these accounts quarterly, including the consideration of numerous arbitration proceedings the Company has initiated against these clients to recover deficit balances in their accounts. The Company believes it has a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. As the Company proceeds through the collection and arbitration processes and additional information becomes available, the Company will continue considering information in its determination of any changes in the allowance against the carrying value of these uncollected balances.
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
Contractual Commitments
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2021 fair values. Purchase commitments and other obligations as of September 30, 2021 for less than one year, one to three years, three to five years, and after five years were $5,409.6 million, $223.7 million, $406.1 million, and $119.4 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $4,998.2 million.

Exchange Member Guarantys
The Company is a member of various exchanges that trade and clear futures and option contracts. In connection with the Sterne acquisition, the Company is also a member of and provides guarantys to securities clearinghouses and exchanges in connection with client trading activities. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general the Company’s guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these arrangements is not quantifiable and could exceed the cash and securities posted to the clearinghouse as collateral.
The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.
Self-Insurance
The Company self-insures its medical and dental claims costs up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependents, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of the actuarial estimate. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2021 and 2020, the Company had $1.2 million and $1.1 million, respectively, accrued for self-insured medical and dental claims included in Accounts payable and other liabilities in the Consolidated Balance Sheets.
Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss includes net actuarial losses from defined benefit pension plans and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive loss for the years ended September 30, 2021, 2020, and 2019.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2018	$(30.5)	$(2.6)	$(33.1)
Other comprehensive loss	(0.8)	(0.8)	(1.6)
Amounts reclassified from AOCI, net of tax	(0.2)	0.1	(0.1)
Other comprehensive loss	(1.0)	(0.7)	(1.7)
Balances as of September 30, 2019	$(31.5)	$(3.3)	$(34.8)
ASU 2018-02 cumulative transition adjustment	—	(0.7)	(0.7)
Adjusted balances as of September 30, 2019	(31.5)	(4.0)	(35.5)
Other comprehensive loss	(4.5)	(0.2)	(4.7)
Amounts reclassified from AOCI, net of tax	—	0.1	0.1
Other comprehensive loss	(4.5)	(0.1)	(4.6)
Balances as of September 30, 2020	$(36.0)	$(4.1)	$(40.1)
Other comprehensive income	13.3	1.5	14.8
Amounts reclassified from AOCI, net of tax	—	0.2	0.2
Other comprehensive income	13.3	1.7	15.0
Balances as of September 30, 2021	$(22.7)	$(2.4)	$(25.1)
Note 15 – Revenue from Contracts with Clients
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 5.0%, 0.9%, and 1.4% of the Company’s total revenues for the years ended September 30, 2021, 2020, and 2019, respectively.
Revenues within the scope of Topic 606 are presented within Commission and clearing fees and Consulting, management, and account fees on the Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Consolidated Income Statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated (in millions):

	Year Ended September 30,
	2021	2020	2019
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$190.6	$143.7	$144.9
OTC derivative brokerage	15.9	19.7	32.1
Equities and fixed income	60.5	39.9	16.1
Mutual funds	5.5	5.2	7.5
Insurance and annuity products	9.7	8.4	7.3
Other	2.3	1.4	1.3
Total sales-based commission	284.5	218.3	209.2
Trailing:
Mutual funds	14.5	12.9	12.4
Insurance and annuity products	17.0	15.3	14.4
Total trailing commission	31.5	28.2	26.8

Clearing fees	150.9	139.0	118.8
Trade conversion fees	11.2	8.9	7.5
Other	9.1	9.2	10.1
Total commission and clearing fees	487.2	403.6	372.4
Consulting, management, and account fees:
Underwriting fees	0.6	0.6	0.7
Asset management fees	38.3	31.3	26.2
Advisory and consulting fees	24.9	22.2	20.0
Sweep program fees	3.0	9.5	16.3
Client account fees	15.8	12.3	10.6
Other	8.4	7.8	5.8
Total consulting, management, and account fees	91.0	83.7	79.6
Sales of physical commodities:
Precious metals retail sales	1,541.3	—	—
Total revenues from contracts with clients	$2,119.5	$487.3	$452.0

Method of revenue recognition:
Point-in-time	$2,021.8	$396.1	$362.7
Time elapsed	97.7	91.2	89.3
Total revenues from contracts with clients	2,119.5	487.3	452.0
Other sources of revenues
Physical precious metals trading	37,250.4	51,598.5	30,694.5
Physical agricultural and energy product trading	2,169.9	1,300.7	1,135.8
Principal gains, net	892.0	622.2	415.8
Interest income	102.4	130.9	198.9
Total revenues	$42,534.2	$54,139.6	$32,897.0
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fee revenue and consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Retail reportable segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment. Precious metals retail sales revenues are primarily related to the Retail reportable segment.

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
Trailing commission revenue is generally based on a percentage of the periodic fair value of clients’ investment holdings in trail-eligible assets, and is recognized over the period during which services, such as on-going support, are performed. As trailing commission revenue is based on the fair value of clients’ investment holdings in trail-eligible assets. This variable consideration is constrained until the fair value of trail-eligible assets is determinable.
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
Retail Precious Metals Sales
The Company principally generates revenue from sale of bullion coins and small bars of precious metal via the operation of two websites: www.coininvest.com and www.silver-to-go.com. Revenues from the sale of physical precious metals are recognized when control of the inventory is transferred within the meaning of Topic 606.
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
Physical precious metals trading revenue generated by registered broker-dealer subsidiaries are presented on a net basis and included as a component of Principal gains, net in the Consolidated Income Statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Physical precious metals trading revenue for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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
Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal. This revenue is reported on a net basis and is primarily outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, precious metals, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date.
Interest Income
Interest income is generated from client funds deposited with the Company to satisfy margin requirements which are held by third-party banks or on deposit with or pledged to exchange-clearing organizations or other FCMs. Interest income is also generated from investing client funds in allowable securities, primarily U.S. Treasury obligations. Interest income is also generated from trading fixed income securities that the Company holds in its market-making businesses. Interest income also includes interest generated from collateralized transactions, including securities borrowed and securities purchased under agreements to resell, and from extending margin loans to clients. Interest income is recognized on an accrual basis and is not within the scope of Topic 606.
Remaining Performance Obligations
Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The Company’s remaining performance obligations are generally related to its risk management consulting and asset management contracts with clients. Revenues associated with remaining performance obligations related to these contracts with clients are not material to the overall consolidated results of the Company. Similar to the above, risk management consulting contracts are generally for a minimum term of six months and then continue from month to month, but may be terminated at any time after the original six months by either party upon providing written notice. Asset management contracts may be terminated by the client at any time. For the Company’s asset management activities, where fees are calculated based on a percentage of the market value of eligible assets in client’s accounts, future revenue associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of eligible assets in clients’ accounts.
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
Note 16 – Share-Based Compensation
Share-based compensation expense is included in Compensation and benefits in the Consolidated Income Statements and totaled $13.9 million, $10.3 million and $8.1 million for the years ended September 30, 2021, 2020, and 2019, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 3.0 million shares of the Company’s common stock. As of September 30, 2021, there were 1.6 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2021	2020 (1)	2019
Expected stock price volatility	38%	—%	27%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.68%	—%	1.86%
Average expected life (in years)	4.50	0.00	6.05
(1) There were no stock options granted under the plan during the year ended September 30, 2020.

Expected stock price volatility rates are primarily based on historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the years ended September 30, 2021, 2020, and 2019 was $19.83, $0.00, and $10.47, respectively.
The following is a summary of stock option activity for the year ended September 30, 2021:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2020	724,483	1,408,036	$38.79	$11.38	4.16	$17.4
Additional shares authorized by shareholders	1,000,000	—
Granted	(277,700)	277,700	$58.64	$19.83
Exercised	—	(333,121)	$28.71	$12.74
Forfeited	122,014	(122,014)	$47.13	$12.22
Expired	1,001	(1,001)	$41.83	$9.04
Balances as of September 30, 2021	1,569,798	1,229,600	$45.17	$12.82	4.21	$25.5
Exercisable at September 30, 2021		237,040	$31.83	$11.94	0.56	$8.1
The total compensation cost not yet recognized for non-vested awards of $9.1 million as of September 30, 2021 has a weighted-average period of 2.15 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the years ended September 30, 2021, 2020, and 2019 was $11.7 million, $4.2 million and $0.7 million, respectively.
The options outstanding as of September 30, 2021 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	—	n/a	n/a
$20.00	-	$25.00	—	n/a	n/a
$25.00	-	$30.00	149,706	$25.91	0.37
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	80,729	$39.79	1.37
$40.00	-	$45.00	739,315	$44.94	4.92
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	—	n/a	n/a
$55.00	-	$60.00	259,850	$58.61	5.27
			1,229,600	$30.75	5.64
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2021, 0.6 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2021:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2020	861,454	484,346	$42.97	1.37	$24.8
Granted	(307,204)	307,204	$57.33
Vested	—	(210,461)	$43.11
Forfeited	4,048	(4,048)	$41.81
Balances as of September 30, 2021	558,298	577,041	$50.57	1.26	$38.0
The total compensation cost not yet recognized of $21.3 million as of September 30, 2021 has a weighted-average period of 1.26 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 17 – Retirement Plans
Defined Benefit Retirement Plans
The Company has a frozen qualified defined benefit pension plan (the “Qualified Plan”) and a nonqualified defined benefit pension plan (the “Nonqualified Plan”), and recognizes their funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in Other assets or Accounts payable and other accrued liabilities in the Consolidated Balance Sheets, depending on the funded status of each plan.
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 90% debt securities and 10% equity investments and had a total fair value of $41.5 million and $40.8 million as of September 30, 2021 and 2020, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $36.3 million and $38.1 million and the discount rate assumption used in the measurement of this obligation was 2.70% and 2.55% as of September 30, 2021 and 2020, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $5.2 million and $2.7 million as of September 30, 2021 and 2020, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2021 and 2020. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.5 million and $1.6 million as of September 30, 2021 and 2020, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.5 million and $1.6 million as of September 30, 2021 and 2020, respectively.
The Company recognized a net periodic benefit of $0.3 million, $0.4 million and $0.1 million for the years ended September 30, 2021, 2020, and 2019, respectively. The expected long-term return on plan assets assumption was 3.6% for 2021. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2021 and 2020. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2022, $2.1 million in 2023, $2.2 million in 2024, $2.2 million in 2025, $2.1 million in 2026, and $10.0 million in 2027 through 2031.
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

For fiscal years ended September 30, 2021, 2020, and 2019, the Company’s contributions to these defined contribution plans were $15.2 million, $10.1 million and $7.5 million, respectively.
Note 18 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Year Ended September 30,
(in millions)	2021	2020	2019
Insurance	$7.1	$4.7	$3.4
Office supplies and printing	1.3	1.8	1.9
Other clearing related expenses	4.0	2.8	2.5
Other non-income taxes	14.8	6.6	4.6
Contingent consideration, net	1.1	0.5	—
Other	18.0	13.2	10.8
Total other expenses	$46.3	$29.6	$23.2
Note 19 – Recovery of Bad Debt on Physical Coal
During the year ended September 30, 2019, the Company reached settlements with clients, paying $8.4 million related to demurrage, dead freight, and other penalty charges regarding coal supplied during the year ended September 30, 2017. The settlement amounts paid were less than the accrued liabilities for the transactions recorded during the years ended September 30, 2018 and 2017, and accordingly the Company recorded a recovery on the bad debt on physical coal of $2.4 million. Additionally, during the year ended September 30, 2019, the Company received $10.0 million through an insurance policy claim related to the physical coal bad debt, and recorded the insurance proceeds as an additional recovery. The Company presented the bad debt on physical coal and subsequent recoveries separately as a component of income before tax in the Consolidated Income Statements.
During the year ended September 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business as the Company had exhausted all economically sensible means of recovery.
Note 20 – Income Taxes
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“the Tax Reform”). Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform lowered the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company computed its income tax expense for the years ended September 30, 2021, 2020, and 2019 using a U.S. statutory tax rate of 21%.
The Tax Reform also established new tax laws that affected the year ended September 30, 2019, including, but not limited to, (1) elimination of the corporate alternative minimum tax, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) limitations on the utilization of net operating losses incurred in tax years beginning after September 30, 2018 to 80% of taxable income per tax year, (4) the creation of the base erosion anti-abuse tax (“BEAT”), (5) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (6) limitations on the deductibility of interest expense and certain executive compensation. The Company made the policy election to treat GILTI as a current period expense when incurred.
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

Income tax expense/(benefit) for the years ended September 30, 2021, 2020, and 2019 was allocated as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Income tax expense attributable to income from operations	$37.8	$37.1	$25.9
Taxes allocated to stockholders’ equity, related to pension liabilities	0.5	—	(0.2)
Total income tax expense	$38.3	$37.1	$25.7
The components of income tax expense/(benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Current taxes:
U.S. federal	$6.7	$(0.6)	$(1.9)
U.S. state and local	(0.1)	2.3	(0.8)
Australia	1.8	0.5	—
Brazil	8.0	6.5	5.5
Germany	6.0	3.4	0.1
Singapore	1.9	2.8	—
United Kingdom	6.6	13.9	17.2
Other international	3.7	4.2	2.1
Total current taxes	34.6	33.0	22.2
Deferred taxes:
U.S. federal	1.4	4.9	1.6
U.S. state and local	2.7	0.6	0.4
Australia	0.3	(0.1)	0.1
Brazil	(1.3)	(1.3)	—
Singapore	0.4	0.8	2.5
United Kingdom	0.1	(0.3)	(0.5)
Other international	(0.4)	(0.5)	(0.4)
Total deferred taxes	3.2	4.1	3.7
Income tax expense	$37.8	$37.1	$25.9
U.S. and international components of income/(loss) from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
U.S.	$37.3	$88.8	$(2.6)
Australia	7.8	1.4	0.4
Brazil	13.7	7.6	12.6
Germany	17.2	10.4	(0.3)
Singapore	16.0	20.5	22.6
United Kingdom	41.4	58.5	71.5
Other international	20.7	19.5	6.8
Income from operations, before tax	$154.1	$206.7	$111.0

Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2021	2020	2019
Federal statutory rate effect of:	21.0%	21.0%	21.0%
U.S. State and local income taxes	1.8%	1.2%	(0.9)%
Foreign earnings and losses taxed at different rates	1.0%	0.9%	0.2%
Change in valuation allowance	1.9%	1.0%	0.9%
Income tax rate holiday	(0.5)%	(0.8)%	0.5%
U.S. permanent items	(1.2)%	0.6%	(0.5)%
Non-deductible compensation	1.9%	0.6%	0.7%
Foreign permanent items	(0.2)%	1.1%	0.2%
U.S. bargain purchase gain	(0.5)%	(8.3)%	(1.0)%
GILTI	0.6%	0.7%	2.2%
Income tax rate change	(1.2)%	—%	—%
Effective rate	24.6%	18.0%	23.3%
The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2021	September 30, 2020
Deferred tax assets:
Share-based compensation	$1.7	$3.1
Deferred compensation	4.7	4.1
Net operating loss carryforwards	17.7	16.2
Intangible assets	6.5	9.9
Bad debt reserve	7.3	4.4
Tax credit carryforwards	—	0.2
Foreign tax credit carryforwards	2.0	2.4
Other compensation	7.0	5.8
Property and equipment	6.3	7.3
Pension	1.2	—
Other	3.1	1.9
Total gross deferred tax assets	57.5	55.3
Less valuation allowance	(15.0)	(12.4)
Deferred tax assets	42.5	42.9
Deferred income tax liabilities:
Unrealized gain on securities	2.8	2.4
Prepaid expenses	4.2	3.4
Pension liability	—	0.2
Other deferred liabilities	0.4	—
Deferred income tax liabilities	7.4	6.0
Deferred income taxes, net	$35.1	$36.9
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2021 and 2020, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $6.2 million and $6.9 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $3.6 million, net of valuation allowance, begin to expire after September 2022.
The Company also has $0.6 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are limited by Internal Revenue Code (“IRC”) Section 382. As of September 30, 2021, the Company has $2.0 million, net of valuation allowance, of foreign net operating loss carryforwards primarily in the United Kingdom, which have an unlimited carryforward period.

As a result of the CARES Act, the AMT credit carryforward was 50% refundable during the year ending September 30, 2019 and the remaining 50% was refundable in the year ended September 30, 2020, to the extent it was not used to offset regular income tax liability. The Company has no remaining foreign tax credit carryforwards, net of valuation allowance, as of September 30, 2021.
The valuation allowance for deferred tax assets as of September 30, 2021 was $15.0 million. The net change in the total valuation allowance for the year ended September 30, 2021 was an increase of $2.6 million. Of this amount, $0.8 million was related to foreign tax credits acquired through the merger with Gain, which are limited by provision of IRC Section 383 and expire in 2023. The Company determined that it shall not have sufficient foreign source income to utilize any remaining foreign tax credits. The remaining increase is related to foreign and state net operating loss carryforwards. The valuation allowances as of September 30, 2021 and 2020 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $300.6 million and $30.0 million during the years ended September 30, 2021 and 2020, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2021, 2020, and 2019 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets. The Company had no accrued interest and penalties included in the Consolidated Balance Sheets as of September 30, 2021 and 2020.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had a de minimis amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2021, 2020, and 2019.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2014 through September 30, 2021 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2019 to September 30, 2021. In Brazil, the Company has open tax years ranging from December 31, 2016 through December 31, 2020. In Argentina, the Company has open tax years ranging from September 30, 2014 to September 30, 2021. In Singapore, the Company has open tax years ranging from September 30, 2016 to September 30, 2021.
Note 21 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2021
Chasing Returns Ltd.
On August 3, 2021, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., executed and closed on a stock purchase agreement to acquire the majority of stock in Chasing Returns Limited, a Company based in Ireland, which specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. The Company intends to use Chasing Returns Limited to enhance the Company’s offerings to its retail clients. The estimated purchase price is approximately $6.0 million, all of which was excess purchase price over net assets acquired. The Company recognized $2.4 million in acquired intangible assets, classified as software, and $3.6 million in goodwill.
EncoreFx Ltd.
Effective December 22, 2020, the Company acquired EncoreFx Inc., which is incorporated in the State of Washington, and is registered as a Money Services Business with FinCEN, having 33 state money transmitter licenses and whose primary operations include providing foreign-currency exchange risk management and global payment solutions services to small and medium sized businesses. The terms of the agreement included cash consideration of $0.9 million. The transaction was accounted for as an asset acquisition. The excess of cash consideration over the asset and liabilities assumed of $0.5 million was allocated to an indefinite lived intangible asset recognized related to the licenses acquired. The intangible asset has been assigned to the Global Payments reportable segment. Subsequent to the acquisition, the company was renamed as StoneX Payment Services Ltd.

Acquisitions in Fiscal 2020
Gain Capital Holdings, Inc.
In February 2020, the Company entered into a definitive merger agreement to acquire Gain for $6.00 per share in an all-cash transaction. The merger closed on July 30, 2020 (“the Gain acquisition date”) subsequent to approval by Gain’s shareholders, approval by regulators, and the completion of customary closing conditions.

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
Purchase Price Allocation
The consolidated financial statements were prepared using the acquisition method of accounting under U.S. GAAP with the Company treated as the acquirer of Gain for accounting purposes. Under the acquisition method of accounting, the aggregate merger consideration was allocated to the assets acquired and liabilities assumed generally based on their fair value at the Gain acquisition date. The Company made significant estimates and assumptions in determination of the fair value of assets acquired and liabilities assumed based upon discussions with management and informed insights into the industries in which Gain operates. These significant estimates and assumptions included, but were not limited to, projected cash flows of the acquired business, client attrition rates, discount rates, royalty rates, and economic lives of the identified assets.
The Company engaged a third party valuation specialist to assist with the assessment of the overall reasonableness of the bargain purchase gain as further discussed below and determination of the fair value of the net identifiable assets acquired. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is considered final as of September 30, 2021.

The following table summarizes the purchase price allocation as of the Gain acquisition date (in millions):

Purchase Price Allocation
Cash and cash equivalents	$507.2
Cash, securities and other assets segregated under federal and other regulations	497.4
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties (1)	249.7
Receivables from clients, net (2)	2.0
Income taxes receivable	0.4
Deferred income taxes, net	23.0
Property and equipment, net	6.1
Right of use assets, net	15.0
Other assets	17.9
Total fair value of tangible assets acquired	1,318.7

Accounts payable and other accrued liabilities	49.4
Operating lease liabilities	15.0
Payable to clients	863.4
Payable to broker-dealers, clearing organizations, and counterparties	0.5
Income taxes payable	12.4
Convertible senior notes (3)	92.0
Total fair value of tangible liabilities assumed	1,032.7
Fair value of tangible net assets acquired (4)	286.0

Identifiable intangible assets acquired
Trademarks/domain names(5)	3.7
Software programs/platforms(5)	22.2
Customer base(5)	9.8
Total fair value of intangible assets acquired	35.7
Fair value of identifiable net assets acquired	321.7
Total merger consideration	236.6
Bargain purchase gain	$85.1
(1) Amount represented the contractual amount of deposits with and receivables from broker-dealers, clearing organizations, and counterparties considered collectible as of the Gain acquisition date.
(2) Amount represented the contractual amount of receivables due from clients for trading activity considered collectible as of the Gain acquisition date.
(3) As $91.5 million of the $92.0 million in aggregate principal of the Gain Notes were redeemed on September 1, 2020, the Company believed that the face value of the Gain Notes approximated their fair value as of the Gain acquisition date due to the fundamental change right provided for in the Gain Notes indenture. Refer to Note 11 for further discussion of the Gain Notes redemption.
(4) With the exception of deferred income taxes and the convertible senior notes, the Company believes that the fair value of the tangible assets acquired and tangible liabilities assumed approximated their carrying values as of the Gain acquisition date due either to their short-term nature, the Company’s ability to initiate the withdrawal and settlement of client related trading balances, or the fact that the balances are recorded at fair value on a recurring basis.
(5) The trademark/domain names, software programs/platforms, and customer base intangible assets were assigned useful lives of 5 years, 3 years, and 4 years, respectively.
The Company believes that the transaction resulted in a bargain purchase gain primarily due to the significant market volatility experienced during the first calendar quarter of 2020, primarily as a result of the COVID-19 pandemic. The market volatility experienced during 2020 through the Gain acquisition date increased significantly compared to corresponding historical periods. This resulted in Gain generating windfall profits and a corresponding increase in net tangible book value. The bargain purchase gain is included in Gain on acquisitions and other gains on the Company’s Consolidated Income Statements for the fiscal years ended September 30, 2021 and 2020.

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
The Company incurred costs related to the merger of $5.2 million for the year ended September 30, 2020, that are included within Professional fees on the Consolidated Income Statement.
The business acquired has been assigned to the Company’s Retail and Institutional reportable segments.
UOB Bullion and Futures Limited
In October 2019, the Company’s subsidiary StoneX Financial Pte Ltd completed its acquisition of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited (“UOB”), a subsidiary of United Overseas Bank Limited. Closing. The cash purchase price for the acquired assets was $5.0 million..
The purchase price allocation resulted in the recognition of liabilities assumed related to the futures and options on futures client account balances of approximately $351.8 million as of the acquisition date, which was recorded within Payables to clients on the Consolidated Balance Sheets, and an equal and offsetting amount of assets acquired. The carrying amount of the client assets and related liabilities was assumed to approximate fair value due to their short-term nature, the Company’s ability to initiate the withdrawal and settlement of client related trading balances, and the fact that the open derivative positions are recorded at fair value on a recurring basis.
The Company also acquired certain client base intangible assets and property and equipment in connection with the acquisition. The Company engaged a third-party valuation specialist to assist with the valuation of the acquired intangible assets and property and equipment. As of the acquisition date, $0.8 million of the purchase price was allocated to the fair value of the property and equipment acquired and $3.1 million was allocated to the fair value of the client base intangible assets acquired. The remaining excess of the purchase price over the fair value of the net assets acquired of $1.1 million was allocated to goodwill. The Company believes the goodwill represents the synergies that can be realized from integrating the acquired business into its existing exchange-traded futures and option business. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was considered final as of September 30, 2020.
The business acquired has been assigned to the Company’s Institutional reportable segment. The client base intangible assets were assigned a useful life of 5 years.
UOB’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the periods subsequent to October 7, 2019. For the year ended September 30, 2020, the Company’s results include total revenues and net loss from UOB of $10.3 million and $1.4 million, respectively.
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
Regulatory approval for the acquisition of Exotix Partners, LLP, was obtained during the period with the acquisition closing on April 1, 2020. The cash purchase price for the acquisition of Exotix Partners, LLP, was $4.7 million. The allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed resulted in the recognition of $1.0 million in cash and cash equivalents, $1.0 million in receivables from clients, net, $0.3 million in property and equipment, net, $3.4 million in other assets, and $1.0 million in liabilities assumed. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was considered final as of March 31, 2021.
Regulatory approval for the acquisition of Tellimer Capital Ltd was obtained during the period with the acquisition closing on June 1, 2020. The cash purchase price for the acquisition of Tellimer Capital Ltd and the related allocation to the fair value of assets acquired and liabilities assumed was not material to the Company’s consolidated financial statements.
Tellimer’s results of operations and cash flows have been included in the Company’s consolidated financial statements from the date of acquisition. For the year ended September 30, 2020, the Company’s results include total revenues and net loss from Tellimer of $5.9 million and less than $0.1 million, respectively.
The acquired business have been assigned to the Company’s Institutional reportable segment.
IFCM Commodities
In January 2020, the Company’s wholly owned subsidiary, INTL Netherlands B.V., acquired 100% of the equity interests of IFCM Commodities GmbH (“IFCM”) based in Germany. The cash purchase price of $1.9 million was equal to net tangible book value upon closing plus a premium of $1.0 million. The excess of the cash consideration over the fair value of the net tangible assets acquired on the closing date was allocated to the fair value of IFCM’s client relationships. This client base intangible asset was assigned a useful life of five years. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was considered final as of December 31, 2020.
IFCM’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the periods subsequent to January 2, 2020. For the year ended September 30, 2020, the Company’s results include total revenues and net income from IFCM of $1.8 million and $0.5 million, respectively.
GIROXX
In May 2020, the Company’s wholly owned subsidiary, StoneX Financial Ltd, acquired 100% of GIROXX based in Germany.
The cash purchase price for the acquisition of GIROXX was $4.4 million. The allocation of the cash purchase price to the fair value of tangible assets acquired and liabilities assumed resulted in the recognition of cash and cash equivalents of $6.5 million, property and equipment of $0.1 million, accounts payables and other accrued liabilities of $0.6 million, and payables to clients of $5.8 million as of the acquisition date.
The Company acquired certain identifiable intangible assets in connection with the acquisition of GIROXX, primarily related to a business license permitting the Company to facilitate payment transactions in the European Union and certain proprietary developed software. The Company allocated $0.4 million and $1.5 million of the excess purchase price over net tangible assets acquired to the business license and proprietary developed software, respectively. The remaining excess purchase price over the net tangible assets acquired of $2.3 million was allocated to goodwill. The Company believes the allocation to goodwill represents the synergies that can be realized from integrating the acquired business into its existing Global Payments reportable segment.
The acquired business license has been assigned an indefinite life and the proprietary developed software has been preliminarily assigned a useful life of 3 years. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was considered final as of June 30, 2021.
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
Acquisitions in Fiscal 2019
Carl Kliem S.A.
In November 2018, the Company acquired Carl Kliem S.A., an independent interdealer broker based in Luxembourg. The purchase price was $2.1 million of cash consideration, and was equal to the net tangible book value on the closing date less restructuring costs. The Company subsequently renamed Carl Kliem S.A. to StoneX Financial Europe S.A.
The final purchase price allocation resulted in cash and cash equivalents of $1.7 million, receivables from clients of $1.1 million, property and equipment of $0.1 million, income tax receivables of $0.1 million, accounts payable and other accrued liabilities of $0.6 million, and payable to broker-dealers, clearing organizations, and counterparties of $0.2 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price; accordingly, the Company recorded a bargain purchase gain of $0.1 million during the year ended September 30, 2019, which is presented within Gain on acquisitions and other gains in the Consolidated Income Statement.
The business activities of INTL FCStone Europe S.A. have been included within the Company’s Institutional reportable segment. The Company’s Consolidated Income Statement for the year ended September 30, 2019 includes operating revenues and a net loss of $4.2 million and $2.3 million, respectively, for the post-acquisition results of the acquired business.
GMP Securities LLC
In January 2019 the Company acquired the U.S.-based broker-dealer GMP Securities LLC (“GMP”), formerly known as Miller Tabak Securities, LLC, an independent, SEC-registered broker-dealer and Financial Industry Regulatory Authority, Inc. (“FINRA”) member.
The purchase price was $8.2 million of cash consideration was equal to the final net tangible book value determined as of the acquisition date less $2.0 million. The net fair value of the assets acquired exceeded the aggregate cash purchase price, and accordingly the Company recorded a bargain purchase gain of $5.4 million during the year ended September 30, 2019, which is presented within Gain on acquisitions and other gains in the Consolidated Income Statement. The Company believes the transaction resulted in a bargain purchase gain due to the Company’s ability to incorporate GMP’s business activities into its existing business structure, and its ability to utilize certain deferred tax assets, including net operating loss carryforwards, and other assets while operating the business that may not have been likely to be realized by the seller nor was contemplated in the purchase price.
In May 2019, GMP was merged into the Company’s wholly owned regulated U.S. subsidiary, StoneX Financial Inc. The Company’s Consolidated Income Statement includes the post-acquisition results, which include operating revenues and a net loss before tax of $8.2 million and $2.1 million, respectively, for the year ended September 30, 2019. The acquired businesses are included within the Company’s Institutional reportable segment.

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
Coininvest GmbH and European Precious Metal Trading GmbH
In April 2019, the Company’s subsidiary StoneX (Netherlands) B.V. acquired Coininvest GmbH and European Precious Metal Trading GmbH. The purchase price consisted of cash consideration of $22.0 million, including $11.2 million for the purchase of shareholders loans outstanding with the acquired entities. The cash consideration transferred exceeded the final fair value of the tangible net assets acquired on the closing date by $6.8 million.
The Company acquired certain identifiable intangible assets, including website domain names and internally developed software. The Company engaged a third-party valuation specialist to assist with the valuation of these acquired intangible assets. Based upon the final valuation analysis, the Company allocated $2.1 million and $2.5 million of the excess consideration over the final fair value of tangible net assets acquired on the closing date to the identifiable domain names and internally developed software, respectively. The remaining excess of $2.2 million was allocated to goodwill. The goodwill represents the synergies expected to be achieved by combining the acquired business with the Company’s existing precious metals offering and the acquired assembled workforce.
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
Fillmore Advisors, LLC
In September 2019, the Company acquired the U.S.-based trading firm Fillmore Advisors, LLC (“Fillmore”). The purchase price consisted of $1.4 million of cash consideration and also included a contingent earn-out with payments over the eight quarters following the acquisition. The contingent earn-out payments are variable in nature and equal to 50% of Segment Income, as defined in the SPA, for each quarterly period. The fair value of the contingent consideration was estimated at $1.8 million as of the closing date. This contingency was settled during the the year ended September 30, 2021.
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
The client base intangible asset and goodwill were assigned to the Institutional reportable segment. The client base intangible asset was assigned a useful life of 5 years.

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
Note 22 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary StoneX Financial Inc. is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. StoneX Financial Inc. is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, StoneX Financial Inc. is required to maintain “adjusted net capital”, equivalent to the greater of $1.5 million or 8% of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. StoneX Financial Inc., along with certain regulated affiliates, including Gain Capital Group, LLC and others, has a restriction on dividends. For StoneX Financial Inc.the withdrawing excess capital cannot reduce excess capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
The Company’s subsidiary, Gain Capital Group, LLC, is subject to regulation by the CFTC and NFA and is required to maintain specific levels of regulatory capital. As a futures commission merchant and retail foreign exchange dealer, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of customer and non-customer risk maintenance margin, or $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate.
StoneX Financial Inc. as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2021, StoneX Financial Inc. prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, excess of total debits over credits was $7.4 million as of September 30, 2021. The Company held less than $1 thousand in customer SRBAs as of September 30, 2021, and withdrew the amount on October 4, 2021. Based upon these computations, the excess of total PAB credits over total PAB debits was $10.5 million as of September 30, 2021. In the computation, the Company was able to consider the excess debits in the customer reserve formula discussed above, resulting in a PAB reserve requirement of $3.1 million as of September 30, 2021. The Company held less than $1 thousand in the PAB SRBA as of September 30, 2021, and made additional deposits of $8.9 million on October 4, 2021 to meet the PAB segregation and segregated deposit timing requirements of Rule 15c3-3.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of StoneX Financial Inc. and Gain Capital Group, LLC supporting trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated client accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of StoneX Financial Inc. and Gain Capital Group, LLC related to trading futures and options on futures traded on, or subject to the rules of a foreign board of trade, must be carried in separate accounts in, which are designated as secured clients’ accounts. As of September 30, 2021, StoneX Financial Inc. had client segregated and client secured funds of $4,429.8 million and $216.5 million, respectively, compared to a minimum regulatory requirement of $4,364.5 million and $203.1 million, respectively. As of September 30, 2021, Gain Capital Group, LLC had client segregated and client secured funds of $270.7 million and $4.0 million, respectively, compared to a minimum regulatory requirement of $255.6 million and $2.1 million, respectively.
The Company’s subsidiary StoneX Financial Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets. As of September 30, 2021, StoneX Financial Ltd. had client segregated funds of $1,071.8 million, compared to a minimum regulatory requirement of $1,040.6 million.
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS and pursuant to the Securities and Futures Act. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets. As of September 30, 2021, StoneX Financial Pte. Ltd. had client segregated funds of $413.7 million compared to a minimum regulatory requirement of $395.3 million.
The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $10.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2021 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$311.2	$198.9
StoneX Financial Ltd.	FCA	$368.5	$218.4
Gain Capital Group, LLC	CFTC	$49.4	$30.1
StoneX Financial Pte. Ltd.	MAS	$45.4	$15.9
Certain other subsidiaries of the Company, each with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2021, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as rules for minimum capital requirements which became effective October 6, 2021. Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer, and under these capital rules, StoneX Markets LLC is subject to a minimum regulatory capital requirement of $100.0 million.
Note 23 – Segment and Geographic Information
The Company's operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,200 employees allowing it to serve clients in more than 180 countries.
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
Global Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 185 countries and 140 currencies, which it believes is more than any other payments solution provider.
********
The total revenues reported combine gross revenues from physical contracts for subsidiaries that are not broker-dealers and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the table below also reflects the segment contribution to Operating revenues, which is shown on the face of the Consolidated Income Statements and which is calculated by deducting physical commodities cost of sales from total revenues.
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
Inter-segment revenues, expenses, receivables and payables are eliminated upon consolidation.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Total revenues:
Commercial	$39,884.0	$52,970.1	$32,125.4
Institutional	668.4	624.1	515.0
Retail	1,859.9	432.7	148.1
Global Payments	137.3	117.4	112.8
Corporate Unallocated	1.7	14.6	20.8
Eliminations	(17.1)	(19.3)	(25.1)
Total	$42,534.2	$54,139.6	$32,897.0
Operating revenues:
Commercial	$534.8	$431.5	$404.4
Institutional	668.4	624.1	515.0
Retail	348.0	140.0	78.2
Global Payments	137.3	117.4	112.8
Corporate Unallocated	1.7	14.6	20.8
Eliminations	(17.1)	(19.3)	(25.1)
Total	$1,673.1	$1,308.3	$1,106.1
Net operating revenues (loss):
Commercial	$433.1	$353.4	$321.2
Institutional	419.4	363.8	220.1
Retail	222.4	63.8	15.7
Global Payments	129.9	111.5	107.0
Corporate Unallocated	(54.8)	(24.5)	(10.8)
Total	$1,150.0	$868.0	$653.2
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$299.7	$242.2	$224.6
Institutional	260.9	248.9	157.0
Retail	204.4	58.8	14.6
Global Payments	103.7	89.6	86.6
Total	$868.7	$639.5	$482.8
Segment income (loss):
(Net contribution less non-variable direct segment costs)
Commercial (1)	$192.2	$141.9	$144.6
Institutional	167.7	152.9	88.6
Retail	67.8	31.7	6.4
Global Payments	78.5	68.6	66.1
Total	$506.2	$395.1	$305.7
Reconciliation of segment income to income before tax:
Segment income	$506.2	$395.1	$305.7
Net costs not allocated to operating segments	(355.5)	(270.3)	(200.2)
Gain on acquisitions and other gains	3.4	81.9	5.5
Income before tax	$154.1	$206.7	$111.0
(1) During fiscal 2019, the Company recorded recoveries of the bad debt on physical coal of $12.4 million related to a bad debt incurred in the physical coal business with a coal supplier, as further discussed in Note 19.

(in millions)	As of September 30, 2021	As of September 30, 2020	As of September 30, 2019
Total assets:
Commercial	$3,969.9	$2,753.6	$2,386.4
Institutional	12,403.3	8,740.8	7,111.2
Retail	1,380.9	1,245.9	12.4
Global Payments	243.8	315.9	278.2
Corporate unallocated	841.7	418.7	147.9
Total	$18,839.6	$13,474.9	$9,936.1

Information regarding revenues and operating revenues for the ended September 30, 2021, 2020, and 2019, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2021, 2020, and 2019 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2021	2020	2019
Total revenues:
United States	$3,313.1	$2,223.3	$1,947.6
Europe	1,889.6	532.6	280.2
South America	64.5	58.9	56.5
Middle East and Asia	37,259.1	51,317.1	30,606.9
Other	7.9	7.7	5.8
Total	$42,534.2	$54,139.6	$32,897.0
Operating revenues:
United States	$1,157.4	$928.3	$799.4
Europe	371.3	237.9	209.6
South America	64.5	58.9	56.5
Middle East and Asia	72.0	75.5	34.8
Other	7.9	7.7	5.8
Total	$1,673.1	$1,308.3	$1,106.1

(in millions)	As of September 30, 2021	As of September 30, 2020	As of September 30, 2019
Long-lived assets, as defined:
United States	$54.1	$55.4	$33.9
Europe	36.0	3.1	6.6
South America	2.1	2.1	2.1
Middle East and Asia	0.9	1.3	1.0
Other	0.2	0.2	0.3
Total	$93.3	$62.1	$43.9

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$34.7	$7.4
Receivable from clients, net	0.4	0.4
Notes receivable, net	6.1	1.7
Income taxes receivable	63.7	46.2
Investment in subsidiaries(1)	1,100.4	834.0
Deferred income taxes, net	2.4	4.3
Property and equipment, net	55.4	42.1
Operating right of use assets	66.3	69.0
Other assets	23.7	20.1
Total assets	$1,353.1	$1,025.2
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$80.6	$73.4
Operating lease liabilities	86.2	85.4
Payable to clients	—	0.3
Payable to subsidiaries, net	185.0	96.5
Payable to lenders under loans	8.6	23.0
Senior secured borrowings, net	506.5	515.1
Financial instruments sold, not yet purchased, at fair value	0.9	1.1
Total liabilities	867.8	794.8

Equity:
StoneX Group Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,431,233 issued and 19,823,910 outstanding at September 30, 2021 and 21,798,551 issued and 19,376,594 outstanding at September 30, 2020	0.2	0.2
Common stock in treasury, at cost - 2,607,323 shares at September 30, 2021 and 2,421,957 shares at September 30, 2020	(69.3)	(57.6)
Additional paid-in capital	315.7	292.6
Retained earnings(1)	238.7	(4.8)
Total StoneX Group Inc. (Parent Company Only) stockholders’ equity	485.3	230.4
Total liabilities and equity	$1,353.1	$1,025.2

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $443.8 million as of September 30, 2021, respectively, and $577.2 million, as of September 30, 2020, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2021	2020	2019
Revenues:
Management fees from affiliates	$52.5	$45.1	$43.2
Trading (losses)/gains, net	(0.1)	0.6	—
Consulting fees	0.3	0.3	0.1
Interest income	1.5	2.4	1.5
Dividend income from subsidiaries(1)	372.7	111.8	85.7
Total revenues	426.9	160.2	130.5
Interest expense	49.6	30.0	19.7
Net revenues	377.3	130.2	110.8
Non-interest expenses:
Compensation and benefits	99.9	88.0	79.7
Clearing and related expenses	0.4	0.3	0.9
Trade systems and market information	6.0	3.9	6.4
Occupancy and equipment rental	8.7	3.8	3.4
Professional fees	6.9	12.9	7.3
Travel and business development	0.8	1.7	2.9
Non-trading technology and support	24.9	19.8	12.5
Depreciation and amortization	8.7	6.7	5.2
Communications	1.7	0.7	0.8
Impairment	0.1	2.5	—
Management services fees to affiliates	3.6	2.3	0.5
Other	9.3	10.8	5.8
Total non-interest expenses	171.0	153.4	125.4
Gain on acquisitions	3.4	81.9	5.3
Income (loss) before tax	209.7	58.7	(9.3)
Income tax benefit	33.8	29.5	24.6
Net income	$243.5	$88.2	$15.3

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, total revenues would also include subsidiary (losses)/earnings of $(127.2) million, $81.4 million, and $69.8 million for the years ended September 30, 2021, 2020, and 2019, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$243.5	$88.2	$15.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.7	6.7	5.2
Amortization of operating right of use assets	6.1	4.4	—
Deferred income taxes	1.8	—	0.6
Amortization and extinguishment of debt issuance costs	3.3	6.1	1.2
Loss on extinguishment of debt	0.1	—	—
Amortization of share-based compensation expense	12.9	9.2	7.1
Dividends	(125.0)	—	—
Impairment	—	2.5	—
Gain on acquisition	(3.3)	(81.9)	(5.4)
Changes in operating assets and liabilities:
Due to/from subsidiaries	118.3	149.3	8.3
Receivables from clients, net	—	0.1	(0.5)
Notes receivable, net	(4.4)	1.1	(1.0)
Income taxes receivable	(17.4)	(48.4)	(0.8)
Financial instruments owned, at fair value	—	—	4.4
Other assets	(4.2)	(7.7)	(4.4)
Accounts payable and other accrued liabilities	12.7	24.0	4.6
Operating lease liabilities	(2.6)	(2.8)	—
Payable to clients	(0.3)	—	(1.4)
Financial instruments sold, not yet purchased, at fair value	(0.2)	(83.4)	25.2
Net cash provided by operating activities	250.0	67.4	58.4
Cash flows from investing activities:
Capital contribution to affiliates	(170.2)	(251.9)	(75.8)
Purchase of property and equipment	(22.0)	(10.2)	(6.2)
Net cash used in investing activities	(192.2)	(262.1)	(82.0)
Cash flows from financing activities:
Net change in lenders under loans	(23.4)	(47.0)	(138.2)
Payments of notes payable	—	(0.4)	(0.8)
Proceeds from issuance of senior secured term loan	—	21.5	175.0
Repayments of senior secured term loan	(9.8)	(9.8)	(6.6)
Proceeds from issuance of senior secured notes	—	344.8	—
Repayments of senior secured notes	(1.6)	(92.1)	—
Issuance of note payable	9.0	—	—
Deferred payments on acquisitions	(2.2)	(0.9)	—
Share repurchase	(11.7)	(7.5)	(3.8)
Debt issuance costs	—	(14.0)	(3.0)
Exercise of stock options	9.2	5.5	1.2
Net cash (used in)/provided by financing activities	(30.5)	200.1	23.8
Net increase in cash and cash equivalents	27.3	5.4	0.2
Cash and cash equivalents at beginning of period	7.4	2.0	1.8
Cash and cash equivalents at end of period	$34.7	$7.4	$2.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$28.5	$15.3	$18.9
Income taxes paid/(received), net of cash refunds	$9.8	$(4.3)	$(23.9)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$—	$21.6	$1.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2021, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 excluded StoneX Payment Services Ltd., formerly EncoreFx Ltd., acquired with effect from December 22, 2020, and Chasing Returns Limited, acquired with effect from August 3, 2021. These acquired businesses had aggregate total assets of $8.0 million and total revenues of $0.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2021.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2021 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 71 in this Annual Report on Form 10-K.
(c)Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, the Company migrated a significant component of its subsidiaries to a different accounting system. Management implemented data migration, onboarding, and post go-live controls over the new system. The rigor around the migrations allows management to conclude that this does not present an issue with internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on March 2, 2022. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2021 (the “2022 Proxy Statement”). The 2022 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
We adopted a code of ethics that applies to the directors, officers and employees of the Company and each of its subsidiaries. The code of ethics is publicly available on our website at https://ir.stonex.com/corporate-governance. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2022 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2021, the last day of fiscal 2021, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,229,600	$45.17	1,569,798
Equity compensation plans not approved by stockholders	—	—	—
Total	1,229,600	$37.59	1,569,798
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits

2.1
Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, Merger Sub and GCAP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on February 27, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 6, 2020).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	Description of Registrant’s Securities *

4.5
Indenture by and among the Company, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated as of June 11, 2020 (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 11, 2020).

4.6	Form of 8.625% Senior Secured Notes due 2025 (included in Exhibit 4.1) (incorporated by reference from the Company's Current Report on Report 8-K filed with the SEC on June 11, 2020).

4.7
First Supplemental Indenture, dated as of July 31, 2020, by and among the Company, the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

4.8
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

10.6	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.7	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016).

10.8	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan *

10.9	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Option Award Agreement *

10.10	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement *

10.11	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Long Term Incentive Performance-Based Cash Compensation Award Agreement *

10.12	StoneX Group Inc. 2021 Executive Performance Plan *

10.13	StoneX Group Inc. Clawback Policy *

10.14
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

10.15
Lender Joinder Agreement dated as of October 3, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Bank of Hope, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.16
Lender Joinder Agreement dated as of November 20, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Investors Bank, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.*

10.17
Fifth Amendment dated as of June 18, 2021, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent. *

10.18
Amended and Restated Credit Agreement, made as of June 21, 2010, by and between FCStone, LLC, as borrower, FCStone Group, Inc., as a guarantor, International Assets Holding Corporation, as a guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets, as Sole Lead Arranger, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2010).

10.19
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.20	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.21
Eighteenth Amendment to Amended and Restated Credit Agreement entered into as of April 2, 2021 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.22
Second Amended and Restated Credit Agreement, entered into as of January 29, 2020, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent.

10.23
Amended and Restated Credit Agreement, made as of November 18, 2021, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent. *

10.24	License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp.

10.25	Form of Indemnification Agreement with Gain Capital Holdings Inc.’s Non-Employee Directors.

14	StoneX Group Inc. Code of Ethics *

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed as part of this report.
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

StoneX Group Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	November 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	November 29, 2021
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	November 29, 2021
Sean M. O’Connor	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	November 29, 2021
Annabelle G. Bexiga

/s/ SCOTT J. BRANCH	Director	November 29, 2021
Scott J. Branch

/s/ DIANE L. COOPER	Director	November 29, 2021
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	November 29, 2021
John M. Fowler

/s/ STEVEN KASS	Director	November 29, 2021
Steven Kass

/s/ BRUCE KREHBIEL	Director	November 29, 2021
Bruce Krehbiel

/s/ ERIC PARTHEMORE	Director	November 29, 2021
Eric Parthemore

/s/ DHAMU THAMODARAN	Director	November 29, 2021
Dhamu Thamodaran

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	November 29, 2021
William J. Dunaway	(Principal Financial and Accounting Officer)