Form 10-Q
period 2021-12-31
StoneX Group Inc.
filed 2022-02-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 3, 2022, there were 20,132,391 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2021	September 30, 2021
ASSETS
Cash and cash equivalents	$983.4	$1,109.6
Cash, securities and other assets segregated under federal and other regulations (including $11.5 million and $14.1 million at fair value at December 31, 2021 and September 30, 2021, respectively)	2,111.7	2,274.4
Collateralized transactions:
Securities purchased under agreements to resell	2,363.6	2,239.9
Securities borrowed	2,748.2	2,163.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $1,177.9 million and $1,070.6 million at fair value at December 31, 2021 and September 30, 2021, respectively)	5,776.4	5,292.9
Receivable from clients, net (including $2.0 million and $2.6 million at fair value at December 31, 2021 and September 30, 2021, respectively)	528.0	461.1
Notes receivable, net	6.8	6.1
Income taxes receivable	22.8	26.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,215.2 million and $843.3 million at December 31, 2021 and September 30, 2021, respectively)	3,700.6	4,354.6
Physical commodities inventory, net (including $404.7 million and $359.9 million at fair value at December 31, 2021 and September 30, 2021, respectively)	523.9	447.5
Deferred income taxes, net	35.5	35.1
Property and equipment, net	95.1	93.3
Operating right of use assets	121.8	125.3
Goodwill and intangible assets, net	97.2	100.8
Other assets	114.0	109.3
Total assets	$19,229.0	$18,839.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.8 million and $2.8 million at fair value at December 31, 2021 and September 30, 2021, respectively)	$287.8	$305.1
Operating lease liabilities	144.0	146.6
Payables to:
Clients (including $54.5 million and $291.5 million at fair value at December 31, 2021 and September 30, 2021, respectively)	8,037.6	7,835.9
Broker-dealers, clearing organizations and counterparties (including $0.7 million and $12.7 million at fair value at December 31, 2021 and September 30, 2021, respectively)	353.4	613.5
Lenders under loans	489.5	248.6
Senior secured borrowings, net	505.2	507.0
Income taxes payable	19.1	13.2
Collateralized transactions:
Securities sold under agreements to repurchase	4,091.7	4,340.9
Securities loaned	2,747.1	2,153.6
Financial instruments sold, not yet purchased, at fair value	1,600.6	1,771.2
Total liabilities	18,276.0	17,935.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,696,544 issued and 20,089,221 outstanding at December 31, 2021 and 22,431,233 issued and 19,823,910 outstanding at September 30, 2021	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at December 31, 2021 and 2,607,323 shares at September 30, 2021	(69.3)	(69.3)
Additional paid-in-capital	324.4	315.7
Retained earnings	724.2	682.5
Accumulated other comprehensive loss, net	(26.5)	(25.1)
Total equity	953.0	904.0
Total liabilities and stockholders' equity	$19,229.0	$18,839.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2021	2020
Revenues:
Sales of physical commodities	$13,918.9	$8,883.5
Principal gains, net	251.1	203.4
Commission and clearing fees	116.3	119.4
Consulting, management, and account fees	24.1	23.0
Interest income	31.0	21.2
Total revenues	14,341.4	9,250.5
Cost of sales of physical commodities	13,890.9	8,870.4
Operating revenues	450.5	380.1
Transaction-based clearing expenses	70.9	65.4
Introducing broker commissions	38.3	38.2
Interest expense	15.7	9.9
Interest expense on corporate funding	11.8	10.5
Net operating revenues	313.8	256.1
Compensation and other expenses:
Compensation and benefits	175.0	153.6
Trading systems and market information	16.1	13.7
Professional fees	11.9	9.3
Non-trading technology and support	13.0	10.9
Occupancy and equipment rental	8.7	8.6
Selling and marketing	11.0	8.8
Travel and business development	2.9	1.0
Communications	1.9	2.3
Depreciation and amortization	9.1	8.4
Bad debt (recoveries) expense, net	(0.2)	1.5
Other	11.9	11.1
Total compensation and other expenses	261.3	229.2
Income before tax	52.5	26.9
Income tax expense	10.8	7.4
Net income	$41.7	$19.5
Earnings per share:
Basic	$2.09	$1.00
Diluted	$2.04	$0.98
Weighted-average number of common shares outstanding:
Basic	19,383,303	18,940,876
Diluted	19,858,712	19,470,853
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2021	2020
Net income	$41.7	$19.5
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(1.3)	13.9
Cash flow hedges	(0.1)	—
Other comprehensive (loss)/income	(1.4)	13.9
Comprehensive income	$40.3	$33.4
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$41.7	$19.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9.1	8.4
Amortization of right of use assets	3.8	2.8
Bad debt (recovery)/expense	(0.2)	1.5
Deferred income taxes	(0.5)	0.2
Amortization of debt issuance costs	1.0	1.0
Amortization of share-based compensation	4.1	3.1
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	2.5	2.8
Securities purchased under agreements to resell	(123.7)	(239.4)
Securities borrowed	(585.1)	212.2
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(564.7)	(350.8)
Receivables from clients, net	(66.7)	153.9
Notes receivable, net	(0.7)	(3.0)
Income taxes receivable	3.9	(4.5)
Financial instruments owned, at fair value	654.0	(124.7)
Physical commodities inventory, net	(76.4)	(158.0)
Other assets	(4.8)	(7.1)
Accounts payable and other accrued liabilities	(15.8)	(27.8)
Operating lease liabilities	(2.9)	(1.6)
Payables to clients	201.7	202.0
Payables to broker-dealers, clearing organizations, and counterparties	(260.1)	(222.7)
Income taxes payable	5.9	(3.7)
Securities sold under agreements to repurchase	(249.2)	479.8
Securities loaned	593.5	(204.1)
Financial instruments sold, not yet purchased, at fair value	(170.6)	141.4
Net cash used in operating activities	(600.2)	(118.8)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(0.4)
Purchase of property and equipment	(7.3)	(22.4)
Net cash used in investing activities	(7.3)	(22.8)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	230.9	91.5
Proceeds from payables to lenders under loans with maturities greater than 90 days	71.0	67.0
Repayments of payables to lenders under loans with maturities greater than 90 days	(61.0)	(62.0)
Repayments of senior secured term loan	(2.5)	(2.4)
Issuance of note payable	—	9.0
Deferred payments on acquisitions	(1.5)	(0.3)
Exercise of stock options	4.6	1.7
Net cash provided by financing activities	241.5	104.5
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(1.5)	14.1
Net decrease in cash, segregated cash, cash equivalents, and segregated cash equivalents	(367.5)	(23.0)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,509.5	4,468.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,142.0	$4,445.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$28.5	$27.5
Income taxes paid, net of cash refunds	$1.3	$14.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$0.5
Acquisition of business:
Assets acquired	$—	$0.1
Liabilities assumed	—	(0.2)
Total net liabilities assumed	$—	$(0.1)
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$983.4	$1,033.7
Cash segregated under federal and other regulations(1)	2,100.2	2,193.7
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	3,058.4	1,208.4
Securities segregated and pledged to exchange-clearing organizations(2)	—	9.6
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$6,142.0	$4,445.4

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $11.5 million and $10.2 million as of December 31, 2021 and 2020, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $2,718.0 million and $2,372.1 million as of December 31, 2021 and 2020, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2020
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	19.5	—	19.5
Other comprehensive income	—	—	—	—	13.9	13.9
Exercise of stock options	—	—	1.7	—	—	1.7
Share-based compensation	—	—	3.1	—	—	3.1
Balances as of December 31, 2020	$0.2	$(57.6)	$297.4	$585.7	$(26.2)	$799.5

	Three Months Ended December 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	41.7	—	41.7
Other comprehensive income	—	—	—	—	(1.4)	(1.4)
Exercise of stock options	—	—	4.6	—	—	4.6
Share-based compensation	—	—	4.1	—	—	4.1
Balances as of December 31, 2021	$0.2	$(69.3)	$324.4	$724.2	$(26.5)	$953.0
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “StoneX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. The Company delivers access and services through the entire lifecycle of a trade, by delivering deep market expertise and on-the-ground intelligence, best execution, and finally post-trade clearing, custody, as well as settlement services. The Company has created revenue streams, diversified by asset class, client type and geography, that earn commissions and spreads as clients execute transactions across its financial network, while monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting fees for market intelligence and risk management services.
The Company provides its services to a diverse group of clients in more than 180 countries. These clients include more than 52,000 commercial, institutional, and global payments clients and over 370,000 retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”).
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021, which has been derived from the audited consolidated balance sheet of September 30, 2021, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the relevant full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of December 31, 2021 and through the date of this Form 10-Q.

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
Selling and marketing expenses
The Company generally expenses Selling and marketing costs as incurred. The Company’s policy includes expensing commercial media development costs as incurred, rather than deferring them until the related commercial airs. The Company expenses air time, such as television air-time, as used.
Derivative instruments and hedging activities
The Company executes interest rate swaps to lessen uncertainty over interest rates and improve its interest revenue generation. The Company recognizes all derivative instruments as either assets or liabilities at fair value. All of the Company’s derivative positions that qualify for hedge accounting are cash flow hedges, for which changes in fair value generally flow through Accumulated other comprehensive income, except for the portion of a trade that is settled or the portion of the cash flow hedge that is deemed to be ineffective. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses.
Accounting Standards Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removed certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We adopted this standard as of October 1, 2021 on either a prospective basis or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to retained earnings. The effects of this standard on the Company’s consolidated financial position, results of operations and cash flows are not material.
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
The guidance replaced the previous incurred loss impairment guidance and introduced a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses over the life of an asset, and applies to financial assets carried at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. The allowance must reflect management’s estimate of credit losses over the life of the assets taking future economic changes into consideration.
The Company adopted this guidance on October 1, 2020, using the modified retrospective approach, which resulted in a recognized cumulative-effect adjustment of $6.2 million, net of tax of $2.0 million, to the opening balance of retained earnings - see note 11. The adoption impact was attributable to an increase in allowance for credit losses on a group of approximately 300 client deficit accounts, originated in November 2018, of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc.
Current Expected Credit Losses
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2021	2020
Numerator:
Net income	$41.7	$19.5
Less: Allocation to participating securities	(1.2)	(0.5)
Net income allocated to common stockholders	$40.5	$19.0
Denominator:
Weighted average number of:
Common shares outstanding	19,383,303	18,940,876
Dilutive potential common shares outstanding:
Share-based awards	475,409	529,977
Diluted weighted-average common shares	19,858,712	19,470,853
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 282,952 and 2,265 shares of common stock for the three months ended December 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $2.8 million and $2.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of December 31, 2021 and September 30, 2021, respectively. The Company had no Level 3 assets as of December 31, 2021 and September 30, 2021.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2021 and September 30, 2021 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of December 31, 2021 and September 30, 2021.

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$5.6	$—	$—	$—	$5.6
Money market mutual funds	43.4	—	—	—	43.4
Cash and cash equivalents	49.0	—	—	—	49.0
Commodities warehouse receipts	11.3	—	—	—	11.3
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	11.5	—	—	—	11.5
U.S. Treasury obligations	846.2	—	—	—	846.2
To be announced ("TBA") and forward settling securities	—	14.2	—	(10.0)	4.2
Foreign government obligations	12.9	—	—	—	12.9
Derivatives	3,663.9	208.1	—	(3,557.4)	314.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	4,523.0	222.3	—	(3,567.4)	1,177.9
Receivables from clients, net - Derivatives	53.7	424.6		(476.3)	2.0
Equity securities	385.8	20.3	—	—	406.1
Corporate and municipal bonds	—	136.3	—	—	136.3
U.S. Treasury obligations	477.3	—	—	—	477.3
U.S. government agency obligations	—	259.2	—	—	259.2
Agency mortgage-backed obligations	—	2,149.1	—	—	2,149.1
Asset-backed obligations	—	70.3	—	—	70.3
Derivatives	0.7	529.8	—	(394.1)	136.4
Commodities leases	—	11.7	—	—	11.7
Commodities warehouse receipts	22.2	—	—	—	22.2
Exchange firm common stock	13.7	—	—	—	13.7
Cash flow hedges	—	0.1	—	—	0.1
Mutual funds and other	13.8	4.4	—	—	18.2
Financial instruments owned	913.5	3,181.2	—	(394.1)	3,700.6
Physical commodities inventory	87.0	317.7	—	—	404.7
Total assets at fair value	$5,637.7	$4,145.8	$—	$(4,437.8)	$5,345.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	3,666.9	151.4	—	(3,763.8)	54.5
TBA and forward settling securities	—	11.2	—	(10.0)	1.2
Derivatives	37.7	231.8	—	(270.0)	(0.5)
Payable to broker-dealers, clearing organizations and counterparties	37.7	243.0	—	(280.0)	0.7
Equity securities	340.4	6.1	—	—	346.5
Corporate and municipal bonds	—	66.5	—	—	66.5
U.S. Treasury obligations	869.8	—	—	—	869.8
U.S. government agency obligations	—	15.3	—	—	15.3
Agency mortgage-backed obligations	—	23.1	—	—	23.1
Derivatives	7.4	595.8	—	(328.7)	274.5
Cash flow hedges	—	0.1	—	—	0.1
Commodities leases	—	0.9	—	—	0.9
Other	—	3.9	—	—	3.9
Financial instruments sold, not yet purchased	1,217.6	711.7	—	(328.7)	1,600.6
Total liabilities at fair value	$4,922.2	$1,106.1	$2.8	$(4,372.5)	$1,658.6
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$7.9	$—	$—	$—	$7.9
Money market mutual funds	12.9	—	—	—	12.9
Cash and cash equivalents	20.8	—	—	—	20.8
Commodities warehouse receipts	13.9	—	—	—	13.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	14.1	—	—	—	14.1
U.S. Treasury obligations	798.5	—	—	—	798.5
TBA and forward settling securities	—	59.1	—	(40.1)	19.0
Foreign government obligations	12.2	—	—	—	12.2
Derivatives	4,475.8	167.4	—	(4,402.3)	240.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,286.5	226.5	—	(4,442.4)	1,070.6
Receivables from clients, net - Derivatives	—	413.7		(411.1)	2.6
Equity securities	512.4	14.6	—	—	527.0
Corporate and municipal bonds	—	150.8	—	—	150.8
U.S. Treasury obligations	433.1	—	—	—	433.1
U.S. government agency obligations	—	327.6	—	—	327.6
Agency mortgage-backed obligations	—	2,599.8	—	—	2,599.8
Asset-backed obligations	—	110.4	—	—	110.4
Derivatives	0.6	644.1	—	(500.4)	144.3
Commodities leases	—	18.1	—	—	18.1
Commodities warehouse receipts	21.4	—	—	—	21.4
Exchange firm common stock	11.6	—	—	—	11.6
Mutual funds and other	10.5	—	—	—	10.5
Financial instruments owned	989.6	3,865.4	—	(500.4)	4,354.6
Physical commodities inventory	111.2	248.7	—	—	359.9
Total assets at fair value	$6,422.2	$4,754.3	$—	$(5,353.9)	$5,822.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	4,413.8	156.1		(4,278.4)	291.5
TBA and forward settling securities	—	52.2	—	(39.5)	12.7
Derivatives	63.1	239.4	—	(302.5)	—
Payable to broker-dealers, clearing organizations and counterparties	63.1	291.6	—	(342.0)	12.7
Equity securities	429.9	6.2	—	—	436.1
Corporate and municipal bonds	—	51.1	—	—	51.1
U.S. Treasury obligations	851.2	—	—	—	851.2
Agency mortgage-backed obligations	—	63.4	—	—	63.4
Derivatives	3.2	700.3	—	(335.0)	368.5
Commodities leases	—	0.9	—	—	0.9
Financial instruments sold, not yet purchased	1,284.3	821.9	—	(335.0)	1,771.2
Total liabilities at fair value	$5,761.2	$1,269.6	$2.8	$(4,955.4)	$2,078.2
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2021 and September 30, 2021 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $167.7 million as of December 31, 2021, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) as further described in Note 9 with a carrying value of $337.5 million as of December 31, 2021. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of December 31, 2021, the Senior Secured Notes had a fair value of $371.7 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2021 and September 30, 2021 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2021. The total financial instruments sold, not yet purchased of $1,600.6 million and $1,771.2 million as of December 31, 2021 and September 30, 2021, respectively, includes $274.5 million and $368.5 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of December 31, 2021 and September 30, 2021.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2021 and September 30, 2021. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2021		September 30, 2021
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,795.0	$2,783.6	$3,904.1	$3,904.7
OTC commodity derivatives	814.6	730.8	803.4	761.3
Exchange-traded foreign exchange derivatives	33.6	33.7	119.9	119.9
OTC foreign exchange derivatives	201.1	157.1	216.9	185.5
Exchange-traded interest rate derivatives	601.0	608.3	245.9	249.0
OTC interest rate derivatives	47.6	45.6	56.4	54.9
Exchange-traded equity index derivatives	235.0	235.0	206.5	206.5
OTC equity and indices derivatives	152.7	96.8	148.5	94.1
TBA and forward settling securities	14.3	11.2	59.1	52.2
Subtotal	4,894.9	4,702.1	5,760.7	5,628.1
Derivative contracts designated as hedging instruments:
Interest rate contracts	0.1	0.1	—	—
Subtotal	0.1	0.1	—	—
Gross fair value of derivative contracts	$4,895.0	$4,702.2	$5,760.7	$5,628.1
Impact of netting and collateral	(4,437.8)	(4,372.5)	(5,353.9)	(4,955.4)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$318.8		$259.9
Total fair value included in Receivables from clients, net	$2.0		$2.6
Total fair value included in Financial instruments owned, at fair value	$136.4		$144.3
Total fair value included in Payables to clients		$54.5		$291.5
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$0.7		$12.7
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$274.5		$368.5
(1)As of December 31, 2021 and September 30, 2021, the Company’s derivative contract volume for open positions were approximately 10.3 million and 11.1 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of December 31, 2021, the Company’s hedges will all mature approximately 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended December 31, 2021, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. As of December 31, 2021, the Company had $750.0 million in notional value of its hedges. As of December 31, 2021, $2.5 million of derivative assets are expected to be released from Other comprehensive income into current earnings. The Company had no such hedges as of September 30, 2021 or during the three months ended December 31, 2020. The fair values of derivative instruments designated for hedging held as of December 31, 2021 are as follow:

	December 31, 2021
(in millions)	Balance Sheet Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$0.1
Total derivatives designated as hedging instruments		$0.1

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$0.1
Total derivatives designated as hedging instruments		$0.1

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three months ended December 31, 2021 are as follow:

Three Months Ended December 31, 2021
(in millions)	Interest Income
Total amounts in income related to hedges
Interest rate contracts	$0.1
Total derivatives designated as hedging instruments	$0.1

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income	$0.1
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction is no longer probable of occurring	$—

The Accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three months ended December 31, 2021 are as follow:

	Three Months Ended December 31, 2021
(in millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	Interest Income	$0.1
Total	$0.1		$0.1

TBA Securities and Forward Settling Transactions

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
As of December 31, 2021 and September 30, 2021, these transactions are summarized as follows:

	December 31, 2021		September 30, 2021
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$5.9	$3,097.4	$1.6	$1,453.4
Unrealized loss on TBA securities purchased within Payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(1.9)	1,301.2	$(37.6)	$7,024.2
Unrealized gain on TBA securities sold within Deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$6.9	$(2,777.6)	$43.0	$(8,391.4)
Unrealized loss on TBA securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(7.2)	$(3,740.9)	$(2.7)	$(2,430.7)
Unrealized gain on forward settling securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$0.8	1,216.2	$0.3	$214.5
Unrealized loss on forward settling securities purchased within Payables to broker-dealers, clearing organizations, and counterparties	$(1.8)	$505.8	$(11.5)	$2,580.7
Unrealized gain on forward settling securities sold within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$0.6	$(615.4)	$14.1	$(1,867.4)
Unrealized loss on forward settling securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(0.3)	$(249.0)	$(0.4)	$(133.1)
The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three months ended December 31, 2021 and 2020 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2021	2020
Commodities	$47.7	$4.2
Foreign exchange	35.8	36.0
Interest rate, equities, and indices	25.4	12.6
TBA and forward settling securities	(2.1)	(8.5)
Net gains from derivative contracts	$106.8	$44.3
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2021 and September 30, 2021 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.3 million as of December 31, 2021 and September 30, 2021. The allowance for doubtful accounts related to receivables from clients was $38.3 million and $38.5 million as of December 31, 2021 and September 30, 2021, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of December 31, 2021 and September 30, 2021.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2021 was as follows:

(in millions)
Balance as of September 30, 2021	$39.8
Recovery of bad debts	(0.2)
Balance as of December 31, 2021	$39.6
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	December 31, 2021	September 30, 2021
Physical Ag & Energy(1)	$317.7	$248.6
Precious metals - held by broker-dealer subsidiary	87.0	111.2
Precious metals - held by non-broker-dealer subsidiaries	119.2	87.7
Physical commodities inventory, net	$523.9	$447.5
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and others. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also includes energy related inventories, including primarily propane, gasoline, and kerosene. The Company record changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
In the ordinary course of business, the Company holds commodities inventory in third-party licensed grain facilities. As of December 31, 2021, the Company holds title, in the form of warehouse receipts, to approximately 2.8 million bushels of soybeans, valued at $34.7 million, in multiple facilities owned by one third-party operator. The Company’s ownership interest in the soybeans held at these third-party grain facilities is represented by warehouse receipts issued by these facilities under the U.S. Warehouse Act, which is a program administered by the USDA. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products. The Company expects to receive bushels, or proceeds from bushels, sufficient to cover the 2.8 million bushels of soybeans inventory held at December 31, 2021; therefore, the Company has not recognized any estimated losses associated with this matter in its

December 31, 2021 condensed consolidated financial statements. As a result of these bankruptcy proceedings, in the event the Company does not receive soybeans or proceeds from soybeans commensurate with the 2.8 million bushels of soybean inventory held at December 31, 2021, management believes that it is probable that the Company has adequate insurance coverage to cover potential shortfalls.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	December 31, 2021	September 30, 2021
Commercial	$32.5	$32.5
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Goodwill	$58.1	$58.1
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2021			September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(1.0)	$2.7	$3.7	$(0.9)	$2.8
Software programs/platforms	31.4	(15.7)	15.7	31.4	(13.3)	18.1
Customer base	37.7	(22.8)	14.9	37.7	(21.7)	16.0
Total intangible assets subject to amortization	72.8	(39.5)	33.3	72.8	(35.9)	36.9

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.8	—	5.8
Total intangible assets	$78.6	$(39.5)	$39.1	$78.6	$(35.9)	$42.7

Amortization expense related to intangibles assets was $3.7 million and $3.8 million for the three months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2022 (remaining nine months)	$10.8
Fiscal 2023	12.7
Fiscal 2024	5.2
Fiscal 2025	1.9
Fiscal 2026 and thereafter	2.7
Total intangible assets subject to amortization	$33.3

Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $828.9 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility under which $403.9 million is available to the Company for general working capital requirements and capital expenditures. During June 2021, the facility was amended to increase the revolving credit facility from $196.5 million to $236.1 million and to extend the maturity date to August 22, 2022. The facility also includes a Term Loan component with an original value of $196.5 million. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the three months ended December 31, 2021, the Company made scheduled quarterly principal payments against the Term Loan equal to $2.5 million. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to commodity exchanges, as necessary. The line of credit is subject to annual review and the continued availability is subject to StoneX Financial Inc.’s financial condition and operating results continuing to be satisfactory as set forth in the agreement.
•A syndicated committed borrowing facility under which $300.0 million is available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. The facility is guaranteed by the Company.
Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow short-term funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. The Company had $45.0 million and $25.0 million in borrowings outstanding under this credit facility as of December 31, 2021 and September 30, 2021, respectively.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of December 31, 2021 and September 30, 2021.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. The Company had $80.0 million outstanding under this credit facility as of December 31, 2021. There were no borrowings outstanding under this credit facility as of September 30, 2021.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of December 31, 2021 and September 30, 2021.
Note Payable to Bank
In December 2020, the Company obtained a $9.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, with the final payment due during December 2025. The note bears interest at a rate per annum equal to the Index rate, as defined in the agreement, plus 2.35%.

Senior Secured Notes
On June 11, 2020, the Company completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. During June 2021, the Company redeemed $1.6 million principal amount of outstanding Notes, for 103% of the principal amount, plus accrued and unpaid interest. The Company used the proceeds from the issuance of the Notes to fund the consideration for the acquisition of Gain Capital Holdings, Inc., to pay acquisition related costs, and to fund the redemption of the amount of Gain’s notes outstanding at acquisition.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)
					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		December 31, 2021		September 30, 2021
Committed Credit Facilities
Term Loan	(1)	August 22, 2022	$167.8	(4)	$167.7	(3)	$170.1
Revolving Line of Credit	(1)	August 22, 2022	236.1	(5)	65.0		—
Senior StoneX Group Inc. Committed Credit Facility			403.9		232.7		170.1
StoneX Financial Inc.	None	April 1, 2022	75.0		—		—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2022	300.0	(5)	266.0		215.0
StoneX Financial Ltd.	None	October 14, 2022	50.0	(5)	25.0		—
			$828.9		$523.7		$385.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a		80.0		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	(5)	45.0		25.0
Note Payable to Bank	Certain equipment			(5)	8.5		8.6
Senior Secured Notes	(2)			(4)	337.5	(3)	336.9
Total outstanding borrowings					$994.7		$755.6

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
(3) Amounts outstanding under the Term Loan and the Notes are reported net of unamortized deferred financing costs and original issue discount of $0.1 million and $10.9 million, respectively.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2021. The Company intends to renew or replace the facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2021, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2021 and September 30, 2021, financial instruments owned, at fair value of $1,215.2 million and $843.3 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
In addition, as of December 31, 2021 and September 30, 2021, the Company had pledged financial instruments owned, at fair value of $1,569.8 million and $2,359.6 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Condensed Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,322.9 million and $1,157.9 million, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $2,670.1 million and $2,097.6 million as of December 31, 2021 and September 30, 2021, respectively.
At December 31, 2021 and September 30, 2021, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2021 and September 30, 2021, was $5,195.0 million and $4,399.8 million, respectively, of which $1,087.2 million and $1,031.1 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Condensed Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.

The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2021 and September 30, 2021 (in millions):

	December 31, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,515.8	$1,240.4	$318.0	$17.5	$4,091.7
Securities loaned	2,747.1	—	—	—	2,747.1
Gross amount of secured financing	$5,262.9	$1,240.4	$318.0	$17.5	$6,838.8

	September 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,949.8	$973.4	$137.5	$280.2	$4,340.9
Securities loaned	2,153.6	—	—	—	2,153.6
Gross amount of secured financing	$5,103.4	$973.4	$137.5	$280.2	$6,494.5
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2021 and September 30, 2021 (in millions):

Securities sold under agreements to repurchase	December 31, 2021	September 30, 2021
U.S. Treasury obligations	$10.5	$106.8
U.S. government agency obligations	530.9	354.6
Asset-backed obligations	283.2	255.9
Agency mortgage-backed obligations	3,118.7	3,536.2
Corporate bonds	148.4	87.4
Total securities sold under agreement to repurchase	4,091.7	4,340.9

Securities loaned
Equity securities	2,747.1	2,153.6
Total securities loaned	2,747.1	2,153.6
Gross amount of secured financing	$6,838.8	$6,494.5

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,363.6	$—	$2,363.6
Securities borrowed	$2,748.2	$—	$2,748.2
Securities sold under agreements to repurchase	$4,091.7	$—	$4,091.7
Securities loaned	$2,747.1	$—	$2,747.1

	September 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,239.9	$—	$2,239.9
Securities borrowed	$2,163.1	$—	$2,163.1
Securities sold under agreements to repurchase	$4,340.9	$—	$4,340.9
Securities loaned	$2,153.6	$—	$2,153.6
Note 11 – Commitments and Contingencies
Contingencies
In November 2018, balances in approximately 300 client accounts of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with the StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of December 31, 2021, the receivable from these client accounts, net of collections and other allowable deductions (the “Net Client Accounts Receivable”), was $28.9 million, with no individual account receivable exceeding $1.4 million. During the year ended September 30, 2021, StoneX Financial Inc. recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million, as part of its CECL implementation. The Company will continue considering information in determining any changes in the allowance against the carrying value of these uncollected balances, while StoneX Financial Inc. continues to pursue collecting these receivables. Further, the Company believes it has a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously.
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
In January 2022, the Company prevailed in the first arbitration involving accountholders that were clients of OptionSellers. The arbitration panel denied the claims against the Company for trading losses incurred by those accountholders and also ordered those accountholders to pay their outstanding deficit balances to the Company. Subsequent to December 31, 2021, the Company has also entered into settlements with certain other accountholders whereby the accountholders agreed to pay their outstanding deficit balances (none of which settlements involved the Company making any payments in respect of trading losses). As a result of these settlements and the arbitration decision, accountholders were ordered to or agreed to pay to the

Company deficit balances in an aggregate amount of $0.7 million. There can be no assurance as to our future success in collecting on customer receivables or the outcome of future arbitrations.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to the Company’s financial results. The Company does not currently believe that any potential losses related to this matter would impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the relevant policy’s limits.
As of December 31, 2021 and September 30, 2021, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2021.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2021, the Company had $1.2 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.
Note 12 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans, foreign currency translation adjustments, and cash flow hedge gains or losses. See notes 1 and 4 for additional information on cash flow hedges.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2021.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive income	(1.3)	—	(0.1)	(1.4)
Balances as of December 31, 2021	$(24.0)	$(2.4)	$(0.1)	$(26.5)

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

The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 6.4% and 2.8% of the Company’s total revenues for the three months ended December 31, 2021 and 2020, respectively.
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

	Three Months Ended December 31,
(in millions)	2021	2020
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$44.6	$46.3
OTC derivative brokerage	4.4	3.8
Equities and fixed income	14.6	14.4
Mutual funds	1.2	1.2
Insurance and annuity products	2.8	2.3
Other	0.8	0.2
Total sales-based commission	68.4	68.2
Trailing:
Mutual funds	3.9	3.3
Insurance and annuity products	4.4	3.9
Total trailing commission	8.3	7.2

Clearing fees	36.4	38.5
Trade conversion fees	2.0	2.1
Other	1.2	3.4
Total commission and clearing fees	116.3	119.4
Consulting, management, and account fees:
Underwriting fees	0.2	0.2
Asset management fees	10.6	8.7
Advisory and consulting fees	7.5	6.0
Sweep program fees	0.5	0.8
Client account fees	3.7	4.1
Other	1.6	3.2
Total consulting, management, and account fees	24.1	23.0
Sales of physical commodities:
Precious metals sales	780.3	113.1
Total revenues from contracts with clients	$920.7	$255.5

Method of revenue recognition:
Point-in-time	$893.8	$232.8
Time elapsed	26.9	22.7
Total revenues from contracts with clients	920.7	255.5
Other sources of revenues
Physical precious metals trading	12,315.3	8,295.8
Physical agricultural and energy product trading	823.3	474.6
Principal gains, net	251.1	203.4
Interest income	31.0	21.2
Total revenues	$14,341.4	$9,250.5

Total revenues by primary geographic region:
United States	$1,124.7	$758.9
Europe	884.6	172.4
South America	17.7	14.6
Middle East and Asia	12,312.2	8,302.0
Other	2.2	2.6
Total revenues	$14,341.4	$9,250.5

Operating revenues by primary geographic region:
United States	$304.1	$286.2
Europe	107.7	60.5
South America	17.7	14.6
Middle East and Asia	18.8	16.2
Other	2.2	2.6
Total operating revenues	$450.5	$380.1
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.

Commission and clearing fee revenue and consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Retail reportable segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment. Precious metals sales that are recognized on a point-in-time basis are included in the Retail and the Commercial reportable segments
Remaining Performance Obligations
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2021	2020
Non-income taxes	$3.6	$3.8
Insurance	2.4	1.8
Employee related expenses	2.2	1.9
Other direct business expenses	1.5	1.6
Membership fees	0.7	0.4
Director and public company expenses	0.4	0.3
Office expenses	0.4	0.3
Other expenses	0.7	1.0
Total other expenses	$11.9	$11.1
During the quarter ended December 31, 2021, the Company modified its Other expenses presentation to better explain its current entities and businesses. Prior year values have been adjusted to reflect this format, but total Other expenses has not changed within this footnote or the condensed consolidated income statements.
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

Current and Prior Period Tax Expense
Income tax expense of $10.8 million and $7.4 million for the three months ended December 31, 2021 and 2020, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended December 31, 2021 and 2020, the Company’s effective tax rate was 21% and 28%, respectively, with the decrease in the effective tax rate due to discrete items reducing tax expense during the current quarter, relating to certain state NOLs and share-based compensation activity. Excluding the discrete items, the effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Note 16 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2021. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of December 31, 2021
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$327.3	$197.4
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$389.8	$212.4
Gain Capital Group, LLC	CFTC and NFA	$50.2	$29.8
StoneX Markets LLC	CFTC and NFA	$159.2	$100.0
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2021, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,300 employees allowing it to serve clients in more than 180 countries.
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
Retail
The Company provides retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as contracts for difference

(“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to retail investors in the U.S.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Total revenues:
Commercial	$13,823.6	$8,865.5
Institutional	161.3	165.5
Retail	316.3	192.2
Global Payments	42.4	34.4
Corporate Unallocated	2.1	(3.5)
Eliminations	(4.3)	(3.6)
Total	$14,341.4	$9,250.5
Operating revenues:
Commercial	$152.6	$105.6
Institutional	161.3	165.5
Retail	96.4	81.7
Global Payments	42.4	34.4
Corporate Unallocated	2.1	(3.5)
Eliminations	(4.3)	(3.6)
Total	$450.5	$380.1
Net operating revenues (loss):
Commercial	$129.7	$82.6
Institutional	92.9	105.3
Retail	64.8	52.1
Global Payments	40.3	32.7
Corporate Unallocated	(13.9)	(16.6)
Total	$313.8	$256.1
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$90.7	$56.8
Institutional	57.4	67.1
Retail	60.0	48.6
Global Payments	31.9	26.1
Total	$240.0	$198.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$65.5	$32.1
Institutional	31.9	44.8
Retail	23.4	17.9
Global Payments	24.5	20.4
Total	$145.3	$115.2
Reconciliation of segment income to income before tax:
Segment income	$145.3	$115.2
Net costs not allocated to operating segments	(92.8)	(88.3)
Other gain	—	—
Income before tax	$52.5	$26.9

(in millions)	As of December 31, 2021	As of September 30, 2021
Total assets:
Commercial	$3,641.7	$3,969.9
Institutional	13,014.1	12,403.3
Retail	1,645.0	1,380.9
Global Payments	348.7	243.8
Corporate Unallocated	579.5	841.7
Total	$19,229.0	$18,839.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the coronavirus (“COVID-19”) pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our customers, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 3,300 employees as of December 31, 2021. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
We report our operating segments based primarily on the nature of the client we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
COVID Impact
Beginning in the second quarter of fiscal 2020 and continuing through the first quarter of fiscal 2022, worldwide social and economic activity has been severely impacted by the spread and threat of coronavirus COVID-19. In March 2020, COVID-19 was recognized as a global pandemic and spread to many regions of the world, including all countries in which we have operations. The responses by governments and societies to the COVID-19 pandemic, which include temporary closures of businesses, social distancing, travel restrictions, “shelter in place” and other governmental regulations and various economic stimulus programs, have significantly impacted market volatility and general economic conditions. We have and continue to closely track the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times.
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
Executive Summary
In the first quarter of fiscal 2022, we experienced strong growth in client volumes and balances, with record operating revenues in both our Commercial and Global Payments segments. While our Institutional segment recorded a modest decline in operating segment as a result of a narrowing of spreads in securities products, our Retail segment increased operating revenues by 20%, primarily driven by the second strongest quarterly performance in retail FX/CFD contracts since the acquisition of Gain Capital Holding, Inc. in August of 2020.
While we continue to face the headwind of historically low short-term interest rates, interest and fee income on client balances increased $3.0 million, or 57%, to $8.3 million in the three months ended December 31, 2021, principally driven by growth in our client balances, as the average client equity increased $1.2 billion, or 36%, to $4.7 billion and the average money-market/FDIC sweep balances increased $0.2 billion, or 19%, to $1.6 billion in the three months ended December 31, 2021 compared to the three months ended December 31, 2020. In light of recent changes to the outlook for short term interest rates in the U.S., in December 2021 we entered into derivative financial instruments in the form of interest rate swaps to hedge a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap a portion of the resulting variable interest earnings into medium-term fixed-interest earnings. At December 31, 2021, the Company had $750.0 million in notional principal of interest rate swaps outstanding with a weighted-average life of 24 months.
Operating revenues increased $70.4 million, or 19%, to $450.5 million in the three months ended December 31, 2021 compared to $380.1 million in the three months ended December 31, 2020, led by our Commercial segment, which added $47.0 million compared to the three months ended December 31, 2020. In addition, our Retail and Global Payments segments added $14.7 million and $8.0 million, respectively, compared to the three months ended December 31, 2020, while our Institutional segment declined $4.2 million.
Overall segment income increased $30.1 million, or 26%, to $145.3 million in the three months ended December 31, 2021 compared to $115.2 million in the three months ended December 31, 2020. This growth in segment income was led by our Commercial segment which increased $33.4 million compared to the three months ended December 31, 2020, principally as a result of strong growth in OTC derivative and physical commodity operating results as a result of an increase in commodity volatility in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
Segment income in our Retail segment increased $5.5 million compared to the three months ended December 31, 2020, principally as a result of strong growth in operating revenues derived from FX/CFD and physical contracts, which was partially offset by a $6.0 million increase in non-variable direct expenses compared to the three months ended December 31, 2020.
Segment income in Global Payments increased $4.1 million compared to the three months ended December 31, 2020, principally as a result of a 15% increase in Global Payments average daily volume (“ADV”) and a 7% increase in global payments RPM.
Segment income in our Institutional segment decreased $12.9 million compared to the three months ended December 31, 2020, principally as a result of a decline in securities rate per million (“RPM”) as well as an increase in interest expense, variable compensation and non-variable direct expenses in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the current period and in the prior year period. Non-variable expenses, excluding bad debts, increased $17.7 million, period-over-period, principally due to fixed compensation and benefits, trading system and market information, non-trading technology, selling and marketing, and travel and business development expenses.
Our net income increased $22.2 million to $41.7 million in the three months ended December 31, 2021 compared to $19.5 million in the three months ended December 31, 2020. Diluted earnings per share were $2.04 for the three months ended December 31, 2021 compared to $0.98 in the three months ended December 31, 2020.

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
Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Revenues:
Sales of physical commodities	$13,918.9	$8,883.5	57%
Principal gains, net	251.1	203.4	23%
Commission and clearing fees	116.3	119.4	(3)%
Consulting, management, and account fees	24.1	23.0	5%
Interest income	31.0	21.2	46%
Total revenues	14,341.4	9,250.5	55%
Cost of sales of physical commodities	13,890.9	8,870.4	57%
Operating revenues	450.5	380.1	19%
Transaction-based clearing expenses	70.9	65.4	8%
Introducing broker commissions	38.3	38.2	—%
Interest expense	15.7	9.9	59%
Interest expense on corporate funding	11.8	10.5	12%
Net operating revenues	313.8	256.1	23%
Compensation and benefits	175.0	153.6	14%
Bad debt (recoveries) expense, net	(0.2)	1.5	(113)%
Other expenses	86.5	74.1	17%
Total compensation and other expenses	261.3	229.2	14%
Income before tax	52.5	26.9	95%
Income tax expense	10.8	7.4	46%
Net income	$41.7	$19.5	114%

Balance Sheet information:	December 31, 2021	December 31, 2020	% Change
Total assets	$19,229.0	$13,974.8	38%
Payables to lenders under loans	$489.5	$373.6	31%
Senior secured borrowings, net	$505.2	$513.8	(2)%
Stockholders’ equity	$953.0	$799.5	19%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended December 31,
	2021	2020	% Change
Operating Revenues (in millions):
Listed derivatives	$100.6	$95.0	6%
Over-the-counter (“OTC”) derivatives	46.7	24.2	93%
Securities	122.7	126.6	(3)%
FX / Contract For Difference (“CFD”) contracts	72.2	59.8	21%
Global payments	41.3	33.6	23%
Physical contracts	40.9	23.8	72%
Interest / fees earned on client balances	8.3	5.3	57%
Other	20.0	18.9	6%
Corporate Unallocated	2.1	(3.5)	(160)%
Eliminations	(4.3)	(3.6)	19%
	$450.5	$380.1	19%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	36,713	37,222	(1)%
Listed derivatives, average rate per contract (1)	$2.62	$2.45	7%
Average client equity - listed derivatives (millions)	$4,675	$3,426	36%
OTC derivatives (contracts, 000’s)	763	495	54%
OTC derivatives, average rate per contract	$61.11	$48.06	27%
Securities average daily volume (“ADV”) (millions)	$2,711	$2,175	25%
Securities rate per million (“RPM”) (2)	$550	$739	(26)%
Average money market / FDIC sweep client balances (millions)	$1,574	$1,325	19%
FX / CFD contracts ADV (millions)	$12,793	$10,695	20%
FX / CFD contracts RPM	$86	$90	(4)%
Global Payments ADV (millions)	$61	$53	15%
Global Payments RPM	$10,637	$9,950	7%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
Operating Revenues
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Operating revenues increased $70.4 million, or 19%, to $450.5 million in the three months ended December 31, 2021 compared to $380.1 million in the three months ended December 31, 2020.
Operating revenues derived from listed derivatives increased $5.6 million, or 6%, to $100.6 million in the three months ended December 31, 2021 compared to $95.0 in the three months ended December 31, 2020. This growth was primarily driven by a 7% increase in the average rate per contract, principally due to an improved performance in our Commercial segment, which was partially offset by a decline in listed derivative contract volumes of 1% overall.
Operating revenues derived from OTC derivatives increased $22.5 million, or 93%, to $46.7 million in the three months ended December 31, 2021 compared to $24.2 million in the three months ended December 31, 2020. This was the result of strong growth in OTC derivative contract volumes and the average rate per contract of 54% and 27%, respectively in the three months ended December 31, 2021. This growth was principally driven by increased volatility in energy and renewable fuels markets.
Operating revenue derived from securities transactions declined $3.9 million, or 3%, to $122.7 million in the three months ended December 31, 2021 compared to $126.6 million in the three months ended December 31, 2020. This decline was principally due to a 26% decline in the RPM as the prior year period benefited from wider spreads due to volatility driven by the ongoing COVID-19 pandemic and was partially offset by a 25% increase in ADV.
Operating revenues derived from FX/CFD contracts increased $12.4 million, or 21% to $72.2 million in the three months ended December 31, 2021 compared to $59.8 million in the three months ended December 31, 2020, principally as a result of a $12.1 million increase in operating revenues derived from retail FX/CFD in our Retail segment.

Operating revenues from global payments increased $7.7 million, or 23%, to a record $41.3 million in the three months ended December 31, 2021 compared to $33.6 million in the three months ended December 31, 2020, principally driven by a 15% increase in ADV and a 7% increase in global payments RPM.
Operating revenues derived from physical contracts increased $17.1 million, or 72%, to $40.9 million in the three months ended December 31, 2021 compared to $23.8 million in the three months ended December 31, 2020. This increase was principally due to a $14.1 million increase in physical agricultural and energy related commodity revenues, most notably in renewable fuels markets.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $3.0 million, or 57%, to $8.3 million in the three months ended December 31, 2021 compared to $5.3 million in the three months ended December 31, 2020. This was principally driven by an increase in average client equity and average FDIC sweep client balances of 36% and 19%, respectively.
Operating revenues for the three months ended December 31, 2020 included a $3.7 million unrealized loss on derivative positions used to mitigate our exposure to the British Pound in the acquired Gain subsidiaries in advance of the March 1, 2021 transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity. In addition, as Gain’s U.K. subsidiaries had a functional currency of British Pound, the increased U.S. dollar exposure resulted in a $2.7 million foreign currency loss on revaluation for the three months ended December 31, 2020. Each of these items were reflected in operating revenues in the Corporate Unallocated segment.
Interest and Transactional Expenses
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Transaction-based clearing expenses

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Transaction-based clearing expenses	$70.9	$65.4	$5.5	8%
Percentage of operating revenues	16%	17%
The increase in expense is principally due to higher clearing and ADR conversion fees within the Equity Capital Markets business, resulting from increased trading activity, partially offset by a decrease in fees within the Exchange-Traded Futures and Options business, resulting from lower average rates per contract due to the product mix of contracts traded, as volumes decreased modestly.
Introducing broker commissions

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Introducing broker commissions	$38.3	$38.2	$0.1	—%
Percentage of operating revenues	9%	10%
An increase in expense due to increased activity in our Independent Wealth Management business within our Retail segment, was offset by lower costs within our Commercial and Institutional segments and our Retail Forex business.
Interest expense

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$3.0	$1.9	$1.1	58%
Securities borrowing	5.7	3.4	2.3	68%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	7.0	4.6	2.4	52%
	15.7	9.9	5.8	59%
Corporate funding	11.8	10.5	1.3	12%
Total interest expense	$27.5	$20.4	$7.1	35%

Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess operating segment performance. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees, including our executive management team.
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended December 31,
	2021	2020	% Change
Net Operating Revenues (in millions):
Listed derivatives	$50.1	$41.2	22%
OTC derivatives	46.6	24.2	93%
Securities	72.5	88.0	(18)%
FX / CFD contracts	61.1	47.5	29%
Global Payments	39.2	31.9	23%
Physical contracts	36.5	20.0	83%
Interest, net / fees earned on client balances	7.5	4.5	67%
Other	14.2	15.4	(8)%
Corporate Unallocated	(13.9)	(16.6)	(16)%
	$313.8	$256.1	23%
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$100.4	$84.3	19%
Fixed compensation and benefits	74.6	69.3	8%
	175.0	153.6	14%
Other expenses:
Trading systems and market information	16.1	13.7	18%
Professional fees	11.9	9.3	28%
Non-trading technology and support	13.0	10.9	19%
Occupancy and equipment rental	8.7	8.6	1%
Selling and marketing	11.0	8.8	25%
Travel and business development	2.9	1.0	190%
Communications	1.9	2.3	(17)%
Depreciation and amortization	9.1	8.4	8%
Bad debt (recoveries) expense, net	(0.2)	1.5	(113)%
Other	11.9	11.1	7%
	86.3	75.6	14%
Total compensation and other expenses	$261.3	$229.2	14%

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Compensation and Other Expenses: Compensation and other expenses increased $32.1 million, or 14%, to $261.3 million in the three months ended December 31, 2021 compared to $229.2 million in the three months ended December 31, 2020.
Compensation and Benefits:

	Three Months Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$87.2	$73.4	$13.8	19%
Administrative, executive, and centralized and local operations	13.2	10.9	2.3	21%
Total variable compensation and benefits	100.4	84.3	16.1	19%
Variable compensation and benefits as a percentage of net operating revenues	32%	33%

Fixed compensation and benefits:
Non-variable salaries	53.2	50.2	3.0	6%
Employee benefits and other compensation, excluding share-based compensation	17.3	15.9	1.4	9%
Share-based compensation	4.1	3.2	0.9	28%
Total fixed compensation and benefits	74.6	69.3	5.3	8%
Total compensation and benefits	175.0	153.6	21.4	14%
Total compensation and benefits as a percentage of operating revenues	39%	40%
Number of employees, end of period	3,297	2,950	347	12%
Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher payroll, benefits and retirement costs from the increased headcount. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $10.7 million, or 14% to $86.3 million in the three months ended December 31, 2021 compared to $75.6 million in the three months ended December 31, 2020.
Trading systems and market information increased $2.4 million, principally due to incremental costs in the retail forex business.
Professional fees increased $2.6 million, principally due to higher legal fees.
Selling and marketing costs increased $2.2 million, principally due to increased campaigns related to our retail forex business.
Travel and business development increased $1.9 million, with increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Bad debts decreased $1.7 million over the prior year. During the three months ended December 31, 2021, we recorded bad debts of $0.5 million, principally due to client trading account deficits of $0.3 million within our Retail segment, more than offset by recoveries of $0.7 million, principally within our Commercial segment. During the three months ended December 31, 2020, the provision for bad debts were $1.5 million, principally due to $1.0 million of client trading account deficits within Retail FX/CFD’s, $0.3 million of client trading account deficits with the Commercial segment’s Financial Ag & Energy business and $0.2 million of client receivables in the Commercial segment’s Physical Ag & Energy business.
Provision for Taxes: The effective income tax rate was 21% in the three months ended December 31, 2021 compared to 28% in the three months ended December 31, 2020, with the decrease in the effective tax rate due to discrete items reducing tax expense during the current quarter, relating to certain state NOLs and share-based compensation activity. Excluding the discrete items, in the three months ended December 31, 2021 and 2020, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended December 31,
(in millions)	2021	% of Total	2020	% of Total
Variable compensation and benefits	$100.4	27%	$84.3	25%
Transaction-based clearing expenses	70.9	20%	65.4	21%
Introducing broker commissions	38.3	10%	38.2	11%
Total variable expenses	209.6	57%	187.9	57%
Fixed compensation and benefits	74.6	20%	69.3	21%
Other fixed expenses	86.5	23%	74.1	22%
Bad debts (recovery)	(0.2)	—%	1.5	—%
Total non-variable expenses	160.9	43%	144.9	43%
Total non-interest expenses	$370.5	100%	$332.8	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have approximately 3,300 employees allowing us to serve clients in more than 180 countries.
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
Net operating revenues are calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense.
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2021	% of Operating Revenues	2020	% of Operating Revenues
Revenues:
Sales of physical commodities	$13,918.9		$8,883.5
Principal gains, net	250.9		207.8
Commission and clearing fees	116.5		119.9
Consulting, management, and account fees	23.2		22.7
Interest income	34.1		23.7
Total revenues	14,343.6		9,257.6
Cost of sales of physical commodities	13,890.9		8,870.4
Operating revenues	452.7	100%	387.2	100%
Transaction-based clearing expenses	70.4	16%	65.5	17%
Introducing broker commissions	38.5	9%	38.2	10%
Interest expense	16.1	4%	10.8	3%
Net operating revenues	327.7		272.7
Variable direct compensation and benefits	87.7	19%	74.1	19%
Net contribution	240.0		198.6
Fixed compensation and benefits	39.5		37.2
Other fixed expenses	55.4		44.7
Bad debt (recoveries) expense, net	(0.2)		1.5
Total non-variable direct expenses	94.7	21%	83.4	22%
Segment income	$145.3		$115.2
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Net contribution for all of our business segments increased $41.4 million, or 21%, to $240.0 million in the three months ended December 31, 2021 compared to $198.6 million in the three months ended December 31, 2020. Segment income increased $30.1 million, or 26%, to $145.3 million in the three months ended December 31, 2021 compared to $115.2 million in the three months ended December 31, 2020.
Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. We believe providing these high-value-added products and services differentiates us from our competitors and maximizes our opportunity to retain our clients.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Revenues:
Sales of physical commodities	$13,696.4	$8,770.4	56%
Principal gains, net	76.1	44.0	73%
Commission and clearing fees	38.8	42.7	(9)%
Consulting, management and account fees	5.4	4.6	17%
Interest income	6.9	3.8	82%
Total revenues	13,823.6	8,865.5	56%
Cost of sales of physical commodities	13,671.0	8,759.9	56%
Operating revenues	152.6	105.6	45%
Transaction-based clearing expenses	13.0	13.1	(1)%
Introducing broker commissions	6.3	7.1	(11)%
Interest expense	3.6	2.8	29%
Net operating revenues	129.7	82.6	57%
Variable direct compensation and benefits	39.0	25.8	51%
Net contribution	90.7	56.8	60%
Fixed compensation and benefits	11.6	12.3	(6)%
Other fixed expenses	14.2	11.9	19%
Bad debt (recoveries) expense, net	(0.6)	0.5	(220)%
Non-variable direct expenses	25.2	24.7	2%
Segment income	$65.5	$32.1	104%

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$57.7	$51.7	12%
OTC derivatives	46.7	24.1	94%
Physical contracts	37.4	22.1	69%
Interest / fees earned on client balances	5.4	2.5	116%
Other	5.4	5.2	4%
	$152.6	$105.6	45%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	7,499	7,870	(5)%
Listed derivatives, average rate per contract (1)	$7.30	$6.23	17%
Average client equity - listed derivatives (millions)	$1,715	$1,263	36%
OTC derivatives (contracts, 000’s)	763	495	54%
OTC derivatives, average rate per contract	$61.11	$48.06	27%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Operating revenues increased $47.0 million, or 45%, to $152.6 million in the three months ended December 31, 2021 compared to $105.6 million in the three months ended December 31, 2020. Net operating revenues increased $47.1 million, or 57%, to $129.7 million in the three months ended December 31, 2021 compared to $82.6 million in the three months ended December 31, 2020.
Operating revenues derived from listed derivatives increased $6.0 million, or 12%, to $57.7 million in the three months ended December 31, 2021 compared to $51.7 million in the three months ended December 31, 2020. This increase was principally due to a 17% increase in the average rate per contract as a result of wider spreads in LME markets, which were partially offset by a 5% decline in overall listed derivatives contract volumes.

Operating revenues derived from OTC derivatives increased $22.6 million, or 94%, to $46.7 million in the three months ended December 31, 2021 compared to $24.1 million in the three months ended December 31, 2020. This increase was principally due to strong performance in energy and renewable fuels products and to a lesser extent agricultural markets, with OTC volumes increasing 54% and the average rate per contract increasing 27% compared to the three months ended December 31, 2020.
Operating revenues derived from physical contracts increased $15.3 million, or 69%, to $37.4 million in the three months ended December 31, 2021 compared to $22.1 million in the three months ended December 31, 2020. This increase was principally due to a $14.1 million increase in physical agricultural and energy commodity operating revenues, along with a $1.0 million increase in precious metals operating revenues. Operating revenues during the three months ended December 31, 2021 were favorably impacted by realized gains of $0.8 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the three months ended December 31, 2020 were negatively impacted by unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.9 million.
Interest and fee income earned on client balances increased $2.9 million, or 116%, to $5.4 million in the three months ended December 31, 2021 compared to $2.5 million in the three months ended December 31, 2020 principally due to a 36% increase in average client equity to $1,715 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 38% in the three months ended December 31, 2021 compared to 44% in the three months ended December 31, 2020. The decline in variable expenses as a percentage of operating revenues was due to a decline in transaction-based clearing expenses and introducing broker commissions due to product mix.
Segment income increased $33.4 million, or 104%, to $65.5 million in the three months ended December 31, 2021 compared to $32.1 million in the three months ended December 31, 2020, principally due to the growth in operating revenues.

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

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	67.4	79.1	(15)%
Commission and clearing fees	62.3	61.9	1%
Consulting, management and account fees	4.8	5.1	(6)%
Interest income	26.8	19.4	38%
Total revenues	161.3	165.5	(3)%
Cost of sales of physical commodities	—	—	—%
Operating revenues	161.3	165.5	(3)%
Transaction-based clearing expenses	49.5	44.6	11%
Introducing broker commissions	7.1	8.0	(11)%
Interest expense	11.8	7.6	55%
Net operating revenues	92.9	105.3	(12)%
Variable direct compensation and benefits	35.5	38.2	(7)%
Net contribution	57.4	67.1	(14)%
Fixed compensation and benefits	11.0	11.5	(4)%
Other fixed expenses	14.4	10.8	33%
Bad debt expense, net of recoveries	0.1	—	n/m
Non-variable direct expenses	25.5	22.3	14%
Segment income	$31.9	$44.8	(29)%

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Operating revenues (in millions):
Listed derivatives	$42.9	$43.3	(1)%
OTC derivatives	—	0.1	(100)%
Securities	97.5	104.4	(7)%
FX contracts	5.3	5.0	6%
Interest / fees earned on client balances	2.6	2.5	4%
Other	13.0	10.2	27%
	$161.3	$165.5	(3)%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	29,214	29,352	—%
Listed derivatives, average rate per contract (1)	$1.42	$1.44	(1)%
Average client equity - listed derivatives (millions)	$2,960	$2,162	37%
Securities ADV (millions)	$2,711	$2,175	25%
Securities RPM (2)	$550	$739	(26)%
Average money market / FDIC sweep client balances (millions)	$1,574	$1,325	19%
FX contracts ADV ( millions)	$3,934	$1,663	137%
FX contracts RPM	$20	$46	(57)%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Operating revenues decreased $4.2 million, or 3%, to $161.3 million in the three months ended December 31, 2021 compared to $165.5 million in the three months ended December 31, 2020. Net operating revenues decreased $12.4 million, or 12%, to $92.9 million in the three months ended December 31, 2021 compared to $105.3 million in the three months ended December 31, 2020.
Operating revenues derived from listed derivatives decreased $0.4 million, or 1%, to $42.9 million in the three months ended December 31, 2021 compared to $43.3 million in the three months ended December 31, 2020, principally due to a 1% decline in the average rate per contract as listed derivative contract volumes were relatively flat with the three months ended December 31, 2020.
Operating revenues derived from securities transactions declined $6.9 million, or 7%, to $97.5 million in the three months ended December 31, 2021 compared to $104.4 million in the three months ended December 31, 2020. The ADV of securities traded increased 25%, however the RPM declined 26% in the three months ended December 31, 2021 principally driven by lower spreads in both equity and fixed income products as compared to the three months ended December 31, 2020 which benefited from wider spreads driven by the COVID-19 pandemic.
Interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses increased $0.1 million, or 4%, principally driven by an increase in average client equity and average FDIC sweep client balances of 37% and 19%, respectively.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 57% in the three months ended December 31, 2021 compared to 55% in the three months ended December 31, 2020, primarily as the result of higher transaction-based clearing expenses.
Segment income decreased $12.9 million, or 29%, to $31.9 million in the three months ended December 31, 2021 compared to $44.8 million in the three months ended December 31, 2020, principally due to the decline in operating revenues noted above, and increases in transaction-based clearing expenses, as a result of higher securities ADV and interest expense, partially offset by decreases in variable compensation as a percentage of operating revenue and introducing broker commissions. Non-variable direct expenses, excluding bad debts, increased $3.1 million, or 14% versus the three months ended December 31, 2020, principally due to an increase in professional fees, travel and business development and depreciation expense related to internally developed software.

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

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Revenues:
Sales of physical commodities	$222.5	$113.1	97%
Principal gains, net	67.2	52.2	29%
Commission and clearing fees	13.8	14.1	(2)%
Consulting, management and account fees	12.4	12.3	1%
Interest income	0.4	0.5	(20)%
Total revenues	316.3	192.2	65%
Cost of sales of physical commodities	219.9	110.5	99%
Operating revenues	96.4	81.7	18%
Transaction-based clearing expenses	6.0	6.2	(3)%
Introducing broker commissions	25.0	23.0	9%
Interest expense	0.6	0.4	50%
Net operating revenues	64.8	52.1	24%
Variable direct compensation and benefits	4.8	3.5	37%
Net contribution	60.0	48.6	23%
Fixed compensation and benefits	12.9	10.2	26%
Other fixed expenses	23.4	19.5	20%
Bad debts	0.3	1.0	(70)%
Non-variable direct expenses	36.6	30.7	19%
Segment income	$23.4	$17.9	31%

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Operating revenues (in millions):
Securities	$25.2	$22.2	14%
FX / CFD contracts	66.9	54.8	22%
Physical contracts	3.5	1.7	106%
Interest / fees earned on client balances	0.3	0.3	—%
Other	0.5	2.7	(81)%
	$96.4	$81.7	18%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$8,860	$9,032	(2)%
FX / CFD contracts RPM	$115	$98	17%

Three Ended December 31, 2021 Compared to Three Ended December 31, 2020
Operating revenues increased $14.7 million, or 18%, to $96.4 million in the three months ended December 31, 2021 compared to $81.7 million in the three months ended December 31, 2020. Net operating revenues increased $12.7 million, or 24%, to $64.8 million in the three months ended December 31, 2021 compared to $52.1 million in the three months ended December 31, 2020.
Operating revenues derived from FX/CFD contracts increased $12.1 million, or 22% to $66.9 million in the three months ended December 31, 2021 compared to $54.8 million in the three months ended December 31, 2020 primarily as a result of a 17% increase in RPM as FX/CFD contracts ADV declined 2% as compared to the three months ended December 31, 2020.

Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $3.0 million, or 14%, to $25.2 million in the three months ended December 31, 2021 compared to $22.2 million in the three months ended December 31, 2020.
Operating revenues derived from physical contracts increased $1.8 million, or 106%, to $3.5 million in the three months ended December 31, 2021 compared to $1.7 million in the three months ended December 31, 2020 principally driven by continued strong retail customer demand for precious metals.
Interest and fee income earned on client balances was unchanged at $0.3 million in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
Variable expenses, excluding interest, as a percentage of operating revenues were 37% in the three months ended December 31, 2021 compared to 40% in the three months ended December 31, 2020, with the decrease in the variable rate percentage being driven by operating mix.
Segment income increased $5.5 million, or 31%, to $23.4 million in the three months ended December 31, 2021 compared to $17.9 million in the three months ended December 31, 2020, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $6.0 million, or 20% increase in non-variable direct expenses. The increase in non-variable direct expenses, was primarily a result of a $2.7 million increase in non-variable compensation and benefits, a $1.0 million increase in professional fees and a $1.8 million increase in selling and marketing expenses.
Global Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses, charities, non-governmental organizations, as well as government organizations. We provide transparent pricing and offer payments services in more than 185 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	40.2	32.5	24%
Commission and clearing fees	1.6	1.2	33%
Consulting, management, account fees	0.6	0.7	(14)%
Interest income	—	—	—%
Total revenues	42.4	34.4	23%
Cost of sales of physical commodities	—	—	—%
Operating revenues	42.4	34.4	23%
Transaction-based clearing expenses	1.9	1.6	19%
Introducing broker commissions	0.1	0.1	—%
Interest expense	0.1	—	n/m
Net operating revenues	40.3	32.7	23%
Variable compensation and benefits	8.4	6.6	27%
Net contribution	31.9	26.1	22%
Fixed compensation and benefits	4.0	3.2	25%
Other fixed expenses	3.4	2.5	36%
Bad debts	—	—	—%
Total non-variable direct expenses	7.4	5.7	30%
Segment income	$24.5	$20.4	20%

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Operating revenues (in millions):
Payments	$41.3	$33.6	23%
Other	1.1	0.8	38%
	$42.4	$34.4	23%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$61	$53	15%
Global Payments RPM	$10,637	$9,950	7%
Three Ended December 31, 2021 Compared to Three Ended December 31, 2020
Operating revenues increased $8.0 million, or 23%, to a record $42.4 million in the three months ended December 31, 2021 compared to $34.4 million in the three months ended December 31, 2020. Net operating revenues increased $7.6 million, or 23%, to $40.3 million in the three months ended December 31, 2021 compared to $32.7 million in the three months ended December 31, 2020.
The increase in operating revenues was principally driven by a 15% increase in the average daily notional payment volume as well as a 7% increase in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 25% in the three months ended December 31, 2021 compared to 24% the three months ended December 31, 2020.
Segment income increased $4.1 million, or 20%, to $24.5 million in the three months ended December 31, 2021 compared to $20.4 million in the three months ended December 31, 2020. This increase primarily resulted from the increase in net operating revenues, partially offset by a $1.7 million increase in non-variable direct expenses.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended December 31,
(in millions)	2021	2020	% Change
Compensation and benefits:
Variable compensation and benefits	$11.4	$9.0	27%
Fixed compensation and benefits	30.0	27.4	9%
	41.4	36.4	14%
Other expenses:
Occupancy and equipment rental	8.6	8.4	2%
Non-trading technology and support	9.6	8.2	17%
Professional fees	5.5	5.7	(4)%
Depreciation and amortization	5.0	4.3	16%
Communications	1.4	1.7	(18)%
Selling and marketing	0.7	0.4	75%
Trading systems and market information	1.2	0.7	71%
Travel and business development	0.6	0.6	—%
Other	4.9	5.3	(8)%
	37.5	35.3	6%
Total compensation and other expenses	$78.9	$71.7	10%
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Total unallocated costs and other expenses increased $7.2 million to $78.9 million in the three months ended December 31, 2021 compared to $71.7 million in the three months ended December 31, 2020. Compensation and benefits increased $5.0 million, or 14%, to $41.4 million in the three months ended December 31, 2021 compared to $36.4 million in the three months ended December 31, 2020, principally due to the increase in headcount.

Average administrative headcount increased 10% in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, principally within IT, compliance, and human resources. Other non-compensation expenses increased $2.2 million, or 6%, to $37.5 million in the three months ended December 31, 2021 compared to $35.3 million in the three months ended December 31, 2020 principally due to the increase in non-trading technology and support.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Senior management establishes liquidity and capital policies, which we monitor on a daily basis and review for funding from both internal and external sources. We continuously evaluate how effectively our policies support our business operations. We have historically financed our liquidity and capital needs primarily with funds generated from our subsidiaries' operations, issuing debt and equity securities, and access to committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our board of directors.
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
These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that both StoneX Financial Inc. and Gain Capital Group, LLC must maintain in relatively liquid form. Further, the rules measure general financial integrity and liquidity.
StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
The regulations discussed above limit funds available for dividends to us. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.
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
As of December 31, 2021, we had total equity of $953.0 million, outstanding loans under revolving credit facilities of $489.5 million, outstanding senior secured term loan of $167.7 million and $337.5 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2021, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.

Client and Counterparty Credit and Liquidity Risk
Our operations expose us to credit risk, which is the risk that our clients or counterparties default. This risk includes liquidity risk to the extent our clients or counterparties are unable to make timely margin payment or other credit support. These risks expose us indirectly to the financing and liquidity risks of our clients and counterparties, including the risks that our clients and counterparties may not be able to finance their operations.
As a clearing broker, we act on behalf of our clients for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our clients. Accordingly, we are responsible for our clients’ obligations with respect to these transactions, which exposes us to significant credit risk. Our clients are required to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Our clients must maintain initial margin requirements at the levels set by the respective exchanges, but we have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions.
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
Commodities Inventory
In the ordinary course of business, we hold commodities inventory in third-party licensed grain facilities. As of December 31, 2021, we held title in the form of warehouse receipts to approximately 2.8 million bushels of soybeans, valued at $34.7 million, in multiple facilities owned by one third-party operator. Our ownership interest in the soybeans held at these third-party grain facilities is represented by warehouse receipts issued by these facilities under the U.S. Warehouse Act, which is a program administered by the U.S. Department of Agriculture. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products. We expect to receive bushels, or proceeds from bushels, sufficient to cover the 2.8 million bushels of soybeans inventory held at December 31, 2021; therefore, we have not recognized any estimated losses associated with this matter in our December 31, 2021 condensed consolidated financial statements. As a result of these bankruptcy proceedings, in the event we do not receive soybeans or proceeds from soybeans commensurate with the 2.8 million bushels of soybean inventory held as of December 31, 2021, we believe that it is probable that we have adequate insurance coverage to cover potential shortfalls.
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of December 31, 2021, the Net Client Accounts

Receivable was $28.9 million, with no individual account receivable exceeding $1.4 million. During the year ended September 30, 2021, StoneX Financial Inc. recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million, as part of its CECL implementation. StoneX Financial Inc. will continue considering information in determining any changes in the allowance against the carrying value of these uncollected balances, while StoneX Financial Inc. continues to pursue collecting these receivables. Further, we believe we have a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Primary Sources and Uses of Cash
Our cash and cash equivalents and customer cash and securities held for customers are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities, including U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of December 31, 2021 and September 30, 2021, were $19.2 billion and $18.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with commodity exchanges prior to collecting margin funds from clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, Gain Capital Group, LLC, and StoneX Markets LLC are restricted from being transferred to the parent or other affiliates due to specific regulatory requirements. This restriction does not significantly impact our ability to meet our cash obligations, and no change is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $4.0 million and $36.5 million for the three months ended December 31, 2021 and 2020, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
In June 2020, we issued $350 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. We used the net proceeds from the sale of the Notes to fund the preliminary cash consideration for the acquisition of Gain on the closing date, to pay certain related transactions fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022, with the exception of $0.5 million which remains outstanding, as certain holders of the Gain Notes neither exercised such holder's fundamental change repurchase right or make-whole fundamental change conversion right.
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

Committed Credit Facilities
As of December 31, 2021, we had four committed bank credit facilities, totaling $828.9 million, of which $523.7 million was outstanding. The credit facilities include:
•A three-year syndicated loan facility, which includes a $236.1 million revolving credit facility and a $196.5 million original value Term Loan, committed until August 22, 2022, under which we are currently entitled to borrow up to $403.9 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured syndicated loan facility committed until April 1, 2022, under which our subsidiary, StoneX Financial Inc. is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated loan facility committed until July 28, 2022, under which our subsidiary, StoneX Commodity Solutions LLC is entitled to borrow up to $300.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2022, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. As reflected above, all of our committed credit facilities are scheduled to expire during the next twelve months as of December 31, 2021. We intend to renew or replace the facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of December 31, 2021, we had four uncommitted bank credit facilities with a total outstanding balance of $125.0 million. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. As of December 31, 2021, there was $80.0 million outstanding on this facility.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow requested amounts for short term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement.
•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. As of December 31, 2021, there was $45.0 million outstanding on this facility.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2021, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended December 31, 2021, interest expense directly attributable to trading activities includes $10.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $19.9 million in connection with securities lending activities.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their regulatory capital requirements as of December 31, 2021. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $367.5 million from $6,509.5 million as of September 30, 2021 to $6,142.0 million as of December 31, 2021. During the three months ended December 31, 2021, net cash of $600.2 million was used in operating activities, $7.3 million was used in investing activities and net cash of $241.5 million was provided by financing activities.
Net cash provided by financing activities during the three months ended December 31, 2021 included significant inflows from payables to lenders under 90 days of $230.9 million, offset by the required principal payments of $2.5 million made during the period against the senior term loan. Further inflows related to proceeds from borrowings on our revolving line of credit with maturities greater than 90 days that exceeded our outflows by $10.0 million. Also, we recorded $4.6 million in funds received for stock option exercises.
We continuously evaluate opportunities to expand our business. Investing activities include $7.3 million in capital expenditures for property and equipment during the three months ended December 31, 2021 compared to $22.4 million during the prior year.

The fluctuation in capital expenditures is principally related to leasehold improvement projects for new office space and purchasing our aircraft in the prior year.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $1.5 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2021 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2021 and September 30, 2021, at fair value of the related financial instruments, totaling $1,600.6 million and $1,771.2 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2021, which might be partially or wholly offset by gains in the value of assets held as of

December 31, 2021. The totals of $1,600.6 million and $1,771.2 million include a net liability of $274.5 million and $368.5 million for derivatives, based on their fair value as of December 31, 2021 and September 30, 2021, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021.
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
Accounting Development Updates
Recently Issued Accounting Pronouncements

None.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2021.

Marked-to-Market Revenues
Number of Days
0
2
4
6
8
10
12
1
3
1
5
8
12
12
9
4
3
4
3
1
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
Greater than $12,000
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

In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of December 31, 2021, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.9 million less in annual net income, assuming an effective tax rate of 27.5%.
In December 2021, we began to use derivative financial instruments in the form of interest rate swaps to hedge a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap a portion of the resulting variable interest earnings into medium-term fixed-interest earnings.
These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk through exchanging of collateral and by entering into swaps with highly rated, well-capitalized institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2021, $657.3 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2021, $348.4 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2021.
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
During the quarter ended December 31, 2021, we migrated substantially all of our remaining entities that had not previously migrated to our new accounting system, and we, for the first time, generated our internal and external reporting from the new system for the quarter ended December 31, 2021. Management has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change.
There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 11, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.
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
Our common stock repurchase program activity for the three months ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2021 to October 31, 2021	—	$—	—	1,000,000
November 1, 2021 to November 30, 2021	—	—	—	1,000,000
December 1, 2021 to December 31, 2021	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	February 7, 2022	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 7, 2022	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer