Form 10-Q
period 2022-03-31
StoneX Group Inc.
filed 2022-05-04
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 2, 2022, there were 20,188,960 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$1,299.7	$1,109.6
Cash, securities and other assets segregated under federal and other regulations (including $190.7 million and $14.1 million at fair value at March 31, 2022 and September 30, 2021, respectively)	2,766.5	2,274.4
Collateralized transactions:
Securities purchased under agreements to resell	2,530.6	2,239.9
Securities borrowed	2,084.8	2,163.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $746.8 million and $1,070.6 million at fair value at March 31, 2022 and September 30, 2021, respectively)	6,719.9	5,292.9
Receivable from clients, net (including $(15.5) million and $2.6 million at fair value at March 31, 2022 and September 30, 2021, respectively)	610.3	461.1
Notes receivable, net	5.1	6.1
Income taxes receivable	15.8	26.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,448.7 million and $843.3 million at March 31, 2022 and September 30, 2021, respectively)	4,156.2	4,354.6
Physical commodities inventory, net (including $362.4 million and $359.9 million at fair value at March 31, 2022 and September 30, 2021, respectively)	547.4	447.5
Deferred income taxes, net	41.8	35.1
Property and equipment, net	104.5	93.3
Operating right of use assets	118.1	125.3
Goodwill and intangible assets, net	93.5	100.8
Other assets	101.5	109.3
Total assets	$21,195.7	$18,839.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.5 million and $2.8 million at fair value at March 31, 2022 and September 30, 2021, respectively)	$335.2	$305.1
Operating lease liabilities	140.4	146.6
Payables to:
Clients (including $(546.1) million and $291.5 million at fair value at March 31, 2022 and September 30, 2021, respectively)	9,497.8	7,835.9
Broker-dealers, clearing organizations and counterparties (including $52.0 million and $12.7 million at fair value at March 31, 2022 and September 30, 2021, respectively)	519.9	613.5
Lenders under loans	471.3	248.6
Senior secured borrowings, net	503.5	507.0
Income taxes payable	28.6	13.2
Collateralized transactions:
Securities sold under agreements to repurchase	3,807.9	4,340.9
Securities loaned	2,103.7	2,153.6
Financial instruments sold, not yet purchased, at fair value	2,781.8	1,771.2
Total liabilities	20,190.1	17,935.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,775,522 issued and 20,168,199 outstanding at March 31, 2022 and 22,431,233 issued and 19,823,910 outstanding at September 30, 2021	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at March 31, 2022 and 2,607,323 shares at September 30, 2021	(69.3)	(69.3)
Additional paid-in-capital	329.9	315.7
Retained earnings	788.2	682.5
Accumulated other comprehensive loss, net	(43.4)	(25.1)
Total equity	1,005.6	904.0
Total liabilities and stockholders' equity	$21,195.7	$18,839.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues:
Sales of physical commodities	$15,864.2	$10,804.3	$29,783.1	$19,687.8
Principal gains, net	323.5	265.2	574.6	468.6
Commission and clearing fees	138.4	129.8	254.7	249.2
Consulting, management, and account fees	25.4	22.1	49.5	45.1
Interest income	31.2	23.4	62.2	44.6
Total revenues	16,382.7	11,244.8	30,724.1	20,495.3
Cost of sales of physical commodities	15,838.0	10,773.4	29,728.9	19,643.8
Operating revenues	544.7	471.4	995.2	851.5
Transaction-based clearing expenses	76.5	74.8	147.4	140.2
Introducing broker commissions	43.2	40.8	81.5	79.0
Interest expense	14.1	11.1	29.8	21.0
Interest expense on corporate funding	10.6	10.5	22.4	21.0
Net operating revenues	400.3	334.2	714.1	590.3
Compensation and other expenses:
Compensation and benefits	207.1	185.0	382.1	338.6
Trading systems and market information	16.9	14.8	33.0	28.5
Professional fees	13.8	9.0	25.7	18.3
Non-trading technology and support	12.8	10.6	25.8	21.5
Occupancy and equipment rental	8.8	7.5	17.5	16.1
Selling and marketing	14.3	6.5	25.3	15.3
Travel and business development	3.0	0.5	5.9	1.5
Communications	2.1	2.4	4.0	4.7
Depreciation and amortization	11.3	8.6	20.4	17.0
Bad debt expense, net	12.3	0.9	12.1	2.4
Other	16.9	12.1	28.8	23.2
Total compensation and other expenses	319.3	257.9	580.6	487.1
Other gain	6.4	—	6.4	—
Income before tax	87.4	76.3	139.9	103.2
Income tax expense	23.4	21.0	34.2	28.4
Net income	$64.0	$55.3	$105.7	$74.8
Earnings per share:
Basic	$3.18	$2.81	$5.27	$3.81
Diluted	$3.11	$2.73	$5.15	$3.71
Weighted-average number of common shares outstanding:
Basic	19,573,871	19,112,216	19,477,540	19,025,604
Diluted	20,012,709	19,670,539	19,930,047	19,570,028
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net income	$64.0	$55.3	$105.7	$74.8
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	1.2	(1.6)	(0.1)	12.3
Cash flow hedges	(18.1)	—	(18.2)	—
Other comprehensive (loss)/gain, net of tax	(16.9)	(1.6)	(18.3)	12.3
Comprehensive income	$47.1	$53.7	$87.4	$87.1
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$105.7	$74.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.4	17.0
Amortization of right of use assets	7.8	4.8
Bad debt expense, net	12.1	2.4
Deferred income taxes	(0.4)	4.2
Amortization of debt issuance costs	2.2	2.1
Amortization of share-based compensation	8.3	6.5
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(11.5)	(89.6)
Securities purchased under agreements to resell	(290.7)	(601.0)
Securities borrowed	78.3	(295.3)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	202.3	(189.5)
Receivables from clients, net	(126.7)	(78.6)
Notes receivable, net	1.0	(5.0)
Income taxes receivable	10.6	1.3
Financial instruments owned, at fair value	198.4	(185.4)
Physical commodities inventory, net	(134.5)	(169.7)
Other assets	6.8	(22.5)
Accounts payable and other accrued liabilities	31.6	10.0
Operating lease liabilities	(6.8)	(3.2)
Payables to clients	1,661.9	855.3
Payables to broker-dealers, clearing organizations, and counterparties	(93.6)	(16.8)
Income taxes payable	15.4	(6.0)
Securities sold under agreements to repurchase	(533.0)	611.7
Securities loaned	(49.9)	305.3
Financial instruments sold, not yet purchased, at fair value	986.3	432.2
Net cash provided by operating activities	2,102.0	665.0
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(0.4)
Sale of exchange memberships and common stock	0.2	—
Purchases of property and equipment	(24.3)	(40.0)
Net cash used in investing activities	(24.1)	(40.4)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	232.7	42.8
Proceeds from payables to lenders under loans with maturities greater than 90 days	430.0	120.4
Repayments of payables to lenders under loans with maturities greater than 90 days	(440.0)	(125.4)
Repayments of senior secured term loan	(4.9)	(4.9)
Issuance of note payable	—	9.0
Deferred payments on acquisitions	(1.5)	(0.8)
Exercise of stock options	5.9	5.3
Net cash provided by financing activities	222.2	46.4
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(0.1)	12.7
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	2,300.0	683.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,509.5	4,468.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$8,809.5	$5,152.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$43.9	$32.9
Income taxes paid, net of cash refunds	$7.8	$28.2
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$0.5
Acquisition of business:
Assets acquired	$—	$0.1
Liabilities assumed	—	(0.2)
Total net liabilities assumed	$—	$(0.1)
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	March 31,
(in millions)	2022	2021
Cash and cash equivalents	$1,299.7	$1,001.5
Cash segregated under federal and other regulations(1)	2,740.9	2,000.3
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	4,294.1	2,050.3
Securities segregated and pledged to exchange-clearing organizations(2)	474.8	100.0
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$8,809.5	$5,152.1

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $25.6 million and $102.6 million as of March 31, 2022 and 2021, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $1,951.0 million and $2,210.9 million as of March 31, 2022 and 2021, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2020	$0.2	$(57.6)	$297.4	$585.7	$(26.2)	$799.5
Net income	—	—	—	55.3	—	55.3
Other comprehensive loss, net of tax	—	—	—	—	(1.6)	(1.6)
Exercise of stock options	—	—	3.6	—	—	3.6
Share-based compensation	—	—	3.4	—	—	3.4
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2

	Three Months Ended March 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2021	$0.2	$(69.3)	$324.4	$724.2	$(26.5)	$953.0
Net income	—	—	—	64.0	—	64.0
Other comprehensive loss, net of tax	—	—	—	—	(16.9)	(16.9)
Exercise of stock options	—	—	1.3	—	—	1.3
Share-based compensation	—	—	4.2	—	—	4.2
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6

	Six Months Ended March 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	74.8	—	74.8
Other comprehensive income, net of tax	—	—	—	—	12.3	12.3
Exercise of stock options	—	—	5.3	—	—	5.3
Share-based compensation	—	—	6.5	—	—	6.5
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2

	Six Months Ended March 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	105.7	—	105.7
Other comprehensive loss, net of tax	—	—	—	—	(18.3)	(18.3)
Exercise of stock options	—	—	5.9	—	—	5.9
Share-based compensation	—	—	8.3	—	—	8.3
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6
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
The Company provides its services to a diverse group of clients in more than 180 countries. These clients include more than 52,000 commercial, institutional, and global payments clients and over 370,000 active retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”).
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of March 31, 2022 and through the date of this Form 10-Q.

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
Derivative instruments and hedging activities
The Company executes interest rate swaps to lessen uncertainty over interest rates and improve its interest revenue generation. The Company recognizes all derivative instruments as either assets or liabilities at fair value. All of the Company’s derivative positions that qualify for hedge accounting are cash flow hedges, for which changes in fair value generally flow through Accumulated other comprehensive income, except for the portion of a trade that is settled or the portion of the cash flow hedge that is deemed to be ineffective. All of the Company’s cash flow hedges have been deemed effective as of March 31, 2022 for both accounting and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2022	2021	2022	2021
Numerator:
Net income	$64.0	$55.3	$105.7	$74.8
Less: Allocation to participating securities	(1.8)	(1.7)	(3.1)	(2.2)
Net income allocated to common stockholders	$62.2	$53.6	$102.6	$72.6
Denominator:
Weighted average number of:
Common shares outstanding	19,573,871	19,112,216	19,477,540	19,025,604
Dilutive potential common shares outstanding:
Share-based awards	438,838	558,323	452,507	544,424
Diluted weighted-average common shares	20,012,709	19,670,539	19,930,047	19,570,028
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 468,763 and 212,892 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, and options to purchase 411,145 and 106,368 shares of common stock for the six months ended March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $1.5 million and $2.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of March 31, 2022 and September 30, 2021, respectively. The Company had no Level 3 assets as of March 31, 2022 and September 30, 2021.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2022 and September 30, 2021 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of March 31, 2022 and September 30, 2021.

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$6.7	$—	$—	$—	$6.7
Money market mutual funds	43.4	—	—	—	43.4
Cash and cash equivalents	50.1	—	—	—	50.1
Commodities warehouse receipts	25.5	—	—	—	25.5
U.S. Treasury obligations	165.2	—	—	—	165.2
Securities and other assets segregated under federal and other regulations	190.7	—	—	—	190.7
U.S. Treasury obligations	814.4	—	—	—	814.4
To be announced ("TBA") and forward settling securities	—	152.2	—	(58.8)	93.4
Foreign government obligations	15.5	—	—	—	15.5
Derivatives	9,732.5	418.9	—	(10,327.9)	(176.5)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	10,562.4	571.1	—	(10,386.7)	746.8
Receivables from clients, net - Derivatives	62.2	589.9		(667.6)	(15.5)
Equity securities	1,016.6	219.4	—	—	1,236.0
Corporate and municipal bonds	—	120.3	—	—	120.3
U.S. Treasury obligations	176.2	—	—	—	176.2
U.S. government agency obligations	—	342.1	—	—	342.1
Agency mortgage-backed obligations	—	1,989.2	—	—	1,989.2
Asset-backed obligations	—	41.4	—	—	41.4
Derivatives	0.8	1,079.7	—	(908.2)	172.3
Commodities leases	—	17.2	—	—	17.2
Commodities warehouse receipts	26.9	—	—	—	26.9
Exchange firm common stock	14.3	—	—	—	14.3
Mutual funds and other	17.4	2.9	—	—	20.3
Financial instruments owned	1,252.2	3,812.2	—	(908.2)	4,156.2
Physical commodities inventory	100.1	262.3	—	—	362.4
Total assets at fair value	$12,217.7	$5,235.5	$—	$(11,962.5)	$5,490.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	9,702.3	269.4	—	(10,517.8)	(546.1)
TBA and forward settling securities	—	120.3	—	(58.0)	62.3
Derivatives	89.4	377.0	—	(476.7)	(10.3)
Payable to broker-dealers, clearing organizations and counterparties	89.4	497.3	—	(534.7)	52.0
Equity securities	963.6	191.5	—	—	1,155.1
Corporate and municipal bonds	—	78.2	—	—	78.2
U.S. Treasury obligations	1,018.1	—	—	—	1,018.1
U.S. government agency obligations	—	3.6	—	—	3.6
Agency mortgage-backed obligations	—	38.9	—	—	38.9
Derivatives	4.3	1,256.3	—	(800.5)	460.1
Cash flow hedges	—	24.3	—	—	24.3
Other	—	3.5	—	—	3.5
Financial instruments sold, not yet purchased	1,986.0	1,596.3	—	(800.5)	2,781.8
Total liabilities at fair value	$11,777.7	$2,363.0	$1.5	$(11,853.0)	$2,289.2
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$7.9	$—	$—	$—	$7.9
Money market mutual funds	12.9	—	—	—	12.9
Cash and cash equivalents	20.8	—	—	—	20.8
Commodities warehouse receipts	13.9	—	—	—	13.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	14.1	—	—	—	14.1
U.S. Treasury obligations	798.5	—	—	—	798.5
TBA and forward settling securities	—	59.1	—	(40.1)	19.0
Foreign government obligations	12.2	—	—	—	12.2
Derivatives	4,475.8	167.4	—	(4,402.3)	240.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,286.5	226.5	—	(4,442.4)	1,070.6
Receivables from clients, net - Derivatives	—	413.7		(411.1)	2.6
Equity securities	512.4	14.6	—	—	527.0
Corporate and municipal bonds	—	150.8	—	—	150.8
U.S. Treasury obligations	433.1	—	—	—	433.1
U.S. government agency obligations	—	327.6	—	—	327.6
Agency mortgage-backed obligations	—	2,599.8	—	—	2,599.8
Asset-backed obligations	—	110.4	—	—	110.4
Derivatives	0.6	644.1	—	(500.4)	144.3
Commodities leases	—	18.1	—	—	18.1
Commodities warehouse receipts	21.4	—	—	—	21.4
Exchange firm common stock	11.6	—	—	—	11.6
Mutual funds and other	10.5	—	—	—	10.5
Financial instruments owned	989.6	3,865.4	—	(500.4)	4,354.6
Physical commodities inventory	111.2	248.7	—	—	359.9
Total assets at fair value	$6,422.2	$4,754.3	$—	$(5,353.9)	$5,822.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	4,413.8	156.1		(4,278.4)	291.5
TBA and forward settling securities	—	52.2	—	(39.5)	12.7
Derivatives	63.1	239.4	—	(302.5)	—
Payable to broker-dealers, clearing organizations and counterparties	63.1	291.6	—	(342.0)	12.7
Equity securities	429.9	6.2	—	—	436.1
Corporate and municipal bonds	—	51.1	—	—	51.1
U.S. Treasury obligations	851.2	—	—	—	851.2
Agency mortgage-backed obligations	—	63.4	—	—	63.4
Derivatives	3.2	700.3	—	(335.0)	368.5
Commodities leases	—	0.9	—	—	0.9
Financial instruments sold, not yet purchased	1,284.3	821.9	—	(335.0)	1,771.2
Total liabilities at fair value	$5,761.2	$1,269.6	$2.8	$(4,955.4)	$2,078.2
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2022 and September 30, 2021 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes a senior secured term loan with a carrying value of $165.3 million as of March 31, 2022, which carries a variable rate of interest and thus approximates fair value and is classified as Level 2 under the fair value hierarchy. Senior secured borrowings, net also includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) as further described in Note 9 with a carrying value of $338.2 million as of March 31, 2022. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of March 31, 2022, the Senior Secured Notes had a fair value of $364.8 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2022 and September 30, 2021 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2022. The total financial instruments sold, not yet purchased of $2,781.8 million and $1,771.2 million as of March 31, 2022 and September 30, 2021, respectively, includes $484.4 million and $368.5 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of March 31, 2022 and September 30, 2021.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2022 and September 30, 2021. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2022		September 30, 2021
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$5,901.8	$5,911.7	$3,904.1	$3,904.7
OTC commodity derivatives	1,276.5	1,205.0	803.4	761.3
Exchange-traded foreign exchange derivatives	109.5	109.5	119.9	119.9
OTC foreign exchange derivatives	645.9	577.4	216.9	185.5
Exchange-traded interest rate derivatives	3,431.1	3,435.1	245.9	249.0
OTC interest rate derivatives	83.5	76.2	56.4	54.9
Exchange-traded equity index derivatives	291.0	291.0	206.5	206.5
OTC equity and indices derivatives	144.7	92.8	148.5	94.1
TBA and forward settling securities	152.2	120.3	59.1	52.2
Subtotal	12,036.2	11,819.0	5,760.7	5,628.1
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	24.3	—	—
Subtotal	—	24.3	—	—
Gross fair value of derivative contracts	$12,036.2	$11,843.3	$5,760.7	$5,628.1
Impact of netting and collateral	(11,962.5)	(11,853.0)	(5,353.9)	(4,955.4)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(83.1)		$259.9
Total fair value included in Receivables from clients, net	$(15.5)		$2.6
Total fair value included in Financial instruments owned, at fair value	$172.3		$144.3
Total fair value included in Payables to clients		$(546.1)		$291.5
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$52.0		$12.7
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$484.4		$368.5
(1)As of March 31, 2022 and September 30, 2021, the Company’s derivative contract volume for open positions was approximately 12.6 million and 11.1 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of March 31, 2022, the Company’s hedges will all mature approximately 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three and six months ended March 31, 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. As of March 31, 2022, the Company had $1,000.0 million in notional value of its hedges. As of March 31, 2022, $1.6 million of derivative assets are expected to be released from Other comprehensive income into current earnings. The Company had no such hedges as of September 30, 2021 or during the three and six months ended March 31, 2021. The fair values of derivative instruments designated for hedging held as of March 31, 2022 are as follow:

	March 31, 2022
(in millions)	Balance Sheet Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	NA	$—
Total derivatives designated as hedging instruments		$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$24.3
Total derivatives designated as hedging instruments		$24.3

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2022 are as follow:

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
(in millions)	Interest Income	Interest Income
Total amounts in income related to hedges
Interest rate contracts	$1.6	$1.7
Total derivatives designated as hedging instruments	$1.6	$1.7

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income	$1.6	$1.7
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring	$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2022 are as follow:

	Three Months Ended March 31, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.1	Interest Income	$1.6
Total	$18.1		$1.6

	Six Months Ended March 31, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.2	Interest Income	$1.7
Total	$18.2		$1.7

TBA Securities and Forward Settling Transactions

The Company transacts in derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures in the Company’s fixed income portfolio. The fair value of these transactions is recorded in deposits with and receivables from and payables to broker-dealers, clearing organizations, and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in Principal gains, net in the Condensed Consolidated Income Statements. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
As of March 31, 2022 and September 30, 2021, these transactions are summarized as follows:

	March 31, 2022		September 30, 2021
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$12.7	$2,708.7	$1.6	$1,453.4
Unrealized loss on TBA securities purchased within Payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(78.8)	6,064.3	$(37.6)	$7,024.2
Unrealized gain on TBA securities sold within Deposits with and receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$118.6	$(7,966.4)	$43.0	$(8,391.4)
Unrealized loss on TBA securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(14.1)	$(3,165.2)	$(2.7)	$(2,430.7)
Unrealized gain on forward settling securities purchased within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$1.6	345.1	$0.3	$214.5
Unrealized loss on forward settling securities purchased within Payables to broker-dealers, clearing organizations, and counterparties	$(26.4)	$2,413.4	$(11.5)	$2,580.7
Unrealized gain on forward settling securities sold within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$19.3	$(1,541.9)	$14.1	$(1,867.4)
Unrealized loss on forward settling securities sold within Payables to broker-dealers, clearing organizations, and counterparties	$(0.9)	$(373.3)	$(0.4)	$(133.1)
The notional amounts of these instruments reflect the extent of the Company's involvement in TBA and forward settling securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and six months ended March 31, 2022 and 2021 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Commodities	$135.2	$59.0	$182.9	$63.2
Foreign exchange	56.7	25.5	92.5	61.5
Interest rate, equities, and indices	27.4	30.6	52.8	43.2
TBA and forward settling securities	94.1	8.6	92.0	0.1
Net gains from derivative contracts	$313.4	$123.7	$420.2	$168.0
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

The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2022 and September 30, 2021 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $3.1 million as of March 31, 2022 and $1.3 million as of September 30, 2021. The allowance for doubtful accounts related to receivables from clients was $47.7 million and $38.5 million as of March 31, 2022 and September 30, 2021, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of March 31, 2022 and September 30, 2021.
Activity in the allowance for doubtful accounts for the six months ended March 31, 2022 was as follows:

(in millions)
Balance as of September 30, 2021	$39.8
Provision for bad debts	10.6
Allowance charge-offs	(0.4)
Other(1)	0.8
Balance as of March 31, 2022	$50.8
(1) Allowance increase is related to a recoverable amount due from an affiliated party.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	March 31, 2022	September 30, 2021
Physical Ag & Energy(1)	$262.3	$248.6
Precious metals - held by broker-dealer subsidiary(2)	100.1	111.2
Precious metals - held by non-broker-dealer subsidiaries(3)	185.0	87.7
Physical commodities inventory, net	$547.4	$447.5

(1) Physical Ag & Energy consists of agricultural commodity inventory, including corn, soybeans, wheat, dried distiller’s grain, canola, sorghum, coffee, cocoa, cotton, and other commodities. These inventories are carried at net realizable value, which approximates fair value less disposal costs. Agricultural commodities inventories have reliable, readily determinable and realizable market prices, relatively predictable and insignificant costs of disposal and are available for immediate delivery. Physical Ag & Energy also includes energy related inventories, including primarily propane, gasoline, and kerosene, which are valued at the lower of cost or net realizable value. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
(2) Precious metals inventory held by StoneX Financial Ltd, a United Kingdom (“UK”) based broker-dealer subsidiary, is measured at fair value, with changes in fair value included as a component of Principal gains, net on the Condensed Consolidated Income Statements.
(3) Precious metals inventory held by subsidiaries that are not broker-dealers is valued at the lower of cost or net realizable value, using the weighted-average price and first-in first-out costing method. Changes in the values of these inventories are included as a component of Cost of sales of physical commodities in the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	March 31, 2022	September 30, 2021
Commercial	$32.5	$32.5
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Goodwill	$58.1	$58.1
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2022			September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(1.2)	$2.5	$3.7	$(0.9)	$2.8
Software programs/platforms	31.4	(18.0)	13.4	31.4	(13.3)	18.1
Customer base	37.7	(24.0)	13.7	37.7	(21.7)	16.0
Total intangible assets subject to amortization	72.8	(43.2)	29.6	72.8	(35.9)	36.9

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.8	—	5.8
Total intangible assets	$78.6	$(43.2)	$35.4	$78.6	$(35.9)	$42.7

Amortization expense related to intangible assets was $3.7 million for the three months ended March 31, 2022 and 2021. Amortization expense related to intangible assets was $7.4 million and $7.5 million for the six months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2022 (remaining six months)	$7.1
Fiscal 2023	12.7
Fiscal 2024	5.2
Fiscal 2025	1.9
Fiscal 2026 and thereafter	2.7
Total intangible assets subject to amortization	$29.6
Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $851.5 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility under which $401.5 million is available to the Company for general working capital requirements and capital expenditures. The facility matures on August 22, 2022, and it includes a revolving credit facility of $236.1 million along with a Term Loan component with an original value of $196.5 million. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. During the six months ended March 31, 2022, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to commodity exchanges. The line of credit is subject to annual review and the continued availability is subject to StoneX Financial Inc.’s financial condition and operating results continuing to be satisfactory as set forth in the agreement.
•A syndicated committed borrowing facility under which $325.0 million is available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. The facility is guaranteed by the Company.
Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow short-term funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. The Company had $45.0 million and $25.0 million in borrowings outstanding under this credit facility as of March 31, 2022 and September 30, 2021, respectively.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of March 31, 2022 and September 30, 2021.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. The Company had $68.0 million outstanding under this credit facility as of March 31, 2022. There were no borrowings outstanding under this credit facility as of September 30, 2021.

The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of March 31, 2022 and September 30, 2021.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	March 31, 2022		September 30, 2021
Committed Credit Facilities
Term Loan	(1)	August 22, 2022	$165.4	$165.3	(3),(4)	$170.1
Revolving Line of Credit	(1)	August 22, 2022	236.1	25.0	(5)	—
Senior StoneX Group Inc. Committed Credit Facility			401.5	190.3		170.1
StoneX Financial Inc.	None	March 31, 2023	75.0	—		—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2022	325.0	300.0	(5)	215.0
StoneX Financial Ltd.	None	October 14, 2022	50.0	25.0	(5)	—
			$851.5	$515.3		$385.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	68.0	(5)	—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	45.0	(5)	25.0
Note Payable to Bank	Certain equipment			8.3	(5)	8.6
Senior Secured Notes	(2)			338.2	(3),(4)	336.9
Total outstanding borrowings				$974.8		$755.6

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

(3) Amounts outstanding under the Term Loan and the Notes are reported net of unamortized deferred financing costs and original issue discount of $0.1 million and $10.2 million, respectively.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2022. On April 21, 2022, the Company amended its senior secured syndicated loan facility to expand the revolving credit to $475.0 million and extend it through April 2025. Prior to the amendment, the senior secured credit facility comprised a $236.0 million revolving credit facility and a $165.0 million Term Loan A facility, which were both replaced with a $475.0 million revolving credit facility. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2022, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2022 and September 30, 2021, financial instruments owned, at fair value of $1,448.7 million and $843.3 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
In addition, as of March 31, 2022 and September 30, 2021, the Company had pledged financial instruments owned, at fair value of $1,077.7 million and $2,359.6 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Condensed Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $1,319.5 million and $1,157.9 million as of March 31, 2022 and September 30, 2021, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $2,028.1 million and $2,097.6 million as of March 31, 2022 and September 30, 2021, respectively.
At March 31, 2022 and September 30, 2021, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at March 31, 2022 and September 30, 2021, was $4,606.6 million and $4,399.8 million, respectively, of which $1,079.1 million and $1,031.1 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Condensed Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.

The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of March 31, 2022 and September 30, 2021 (in millions):

	March 31, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,563.4	$725.6	$512.3	$6.6	$3,807.9
Securities loaned	2,103.7	—	—	—	2,103.7
Gross amount of secured financing	$4,667.1	$725.6	$512.3	$6.6	$5,911.6

	September 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,949.8	$973.4	$137.5	$280.2	$4,340.9
Securities loaned	2,153.6	—	—	—	2,153.6
Gross amount of secured financing	$5,103.4	$973.4	$137.5	$280.2	$6,494.5
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of March 31, 2022 and September 30, 2021 (in millions):

Securities sold under agreements to repurchase	March 31, 2022	September 30, 2021
U.S. Treasury obligations	$19.7	$106.8
U.S. government agency obligations	432.1	354.6
Asset-backed obligations	198.5	255.9
Agency mortgage-backed obligations	3,039.9	3,536.2
Foreign government obligations	20.2	—
Corporate bonds	97.5	87.4
Total securities sold under agreement to repurchase	3,807.9	4,340.9

Securities loaned
Equity securities	2,103.7	2,153.6
Total securities loaned	2,103.7	2,153.6
Gross amount of secured financing	$5,911.6	$6,494.5
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,530.6	$—	$2,530.6
Securities borrowed	$2,084.8	$—	$2,084.8
Securities sold under agreements to repurchase	$3,807.9	$—	$3,807.9
Securities loaned	$2,103.7	$—	$2,103.7

	September 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,239.9	$—	$2,239.9
Securities borrowed	$2,163.1	$—	$2,163.1
Securities sold under agreements to repurchase	$4,340.9	$—	$4,340.9
Securities loaned	$2,153.6	$—	$2,153.6

Note 11 – Commitments and Contingencies
Contingencies
In the ordinary course of business, the Company holds commodities inventory in third-party licensed grain facilities. As of March 31, 2022, the Company held title, in the form of warehouse receipts, to approximately 2.8 million bushels of soybeans, in multiple facilities owned by one third-party operator. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer (“CRO”) was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products.
Since September 29, 2021, under the supervision of the CRO, the grain facility continued to process soybeans and sell product to external third parties, with proceeds from sales collected into an independently held trust account. Since September 29, 2021, there have been numerous filings with the court, and the deadline for the final disposition of grain or the proceeds of grain was scheduled for May 2, 2022. On April 13, 2022, a joint motion was filed with the court by the Company, along with numerous other interested parties, to extend the deadline for the final disposition of grain or the proceeds of grain to a future date to be determined following the setting of the final determination hearing. This was done to facilitate additional settlement discussions among the parties and to further certain agreements already made.
On May 2, 2022, the Bankruptcy court approved a settlement agreement entered into by the Company’s subsidiary StoneX Commodity Solutions, LLC, certain banks, farmer groups and other parties to provide for the distribution of bankruptcy proceeds and assets. The settlement agreement order does not dispose of claims by certain farmer groups and the Bankruptcy court is expected to rule on these claims during May 2022, at which time the final amount to be received by the Company in respect of the approximately 2.8 million soybean bushels it holds title to will be determined.
There is uncertainty as to whether the amount expected to be received through the bankruptcy proceedings will be sufficient to cover the asset value of the soybean bushels, and the Company continues to evaluate its insurance coverage under applicable policies in-force, to cover any potential shortfall, and discussions with the Company’s insurance carriers are ongoing. During the three months ended March 31, 2022, the Company recorded an allowance of $3.0 million relating to a potential shortfall in the proceeds it receives from the final adjudicated disposition (including settlements reached) of this matter. As of March 31, 2022, receivables from clients, net in the condensed consolidated balance sheet includes $31.6 million related to this matter. There can be no assurance as to the outcome of the final adjudication (including settlements reached) or the Company’s ability to recover incurred loss through insurance coverage.
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of March 31, 2022, the receivable from these client accounts, net of collections and other allowable deductions (the “Net Client Accounts Receivable”), was $28.1 million, with no individual account receivable exceeding $1.4 million. Previously, StoneX Financial Inc. recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million, as part of its CECL implementation effective October 1, 2020, and as of March 31, 2022, the allowance against these uncollected balances was $8.0 million. The Company believes it has a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. The Company will continue considering information in determining any changes in the allowance against the carrying value of these uncollected balances.
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
In January 2022, the Company prevailed in the first arbitration involving accountholders that were clients of OptionSellers. The arbitration panel denied the claims against the Company for trading losses incurred by those accountholders and also ordered those accountholders to pay their outstanding deficit balances to the Company. During the three months ended March 31, 2022, the Company also entered into settlements with certain other accountholders whereby certain of these accountholders agreed to pay their outstanding deficit balances (none of which settlements involved the Company making any payments in respect of trading losses). There can be no assurance as to the outcome of future arbitrations or the Company’s ability to collect on successful court-awarded client receivables.
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
As of March 31, 2022 and September 30, 2021, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2021.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2022, the Company had $1.3 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2022.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive loss, net of tax	(1.3)	—	(0.1)	(1.4)
Balances as of December 31, 2021	(24.0)	(2.4)	(0.1)	(26.5)
Other comprehensive income/(loss), net of tax	1.2	—	(18.1)	(16.9)
Balances as of March 31, 2022	$(22.8)	$(2.4)	$(18.2)	$(43.4)

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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 5.9% and 5.0% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively, and approximately 6.2% and 4.0% of the Company’s total revenues for the six months ended March 31, 2022 and 2021.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$57.7	$49.4	$102.3	$95.7
OTC derivative brokerage	4.9	4.6	9.3	8.4
Equities and fixed income	17.1	19.4	31.7	33.8
Mutual funds	1.2	1.5	2.4	2.7
Insurance and annuity products	2.4	2.3	5.2	4.6
Other	0.9	0.1	1.7	0.3
Total sales-based commission	84.2	77.3	152.6	145.5
Trailing:
Mutual funds	3.6	3.6	7.5	6.9
Insurance and annuity products	4.2	4.2	8.6	8.1
Total trailing commission	7.8	7.8	16.1	15.0

Clearing fees	40.6	39.4	77.0	77.9
Trade conversion fees	4.0	3.6	6.0	5.7
Other	1.8	1.7	3.0	5.1
Total commission and clearing fees	138.4	129.8	254.7	249.2
Consulting, management, and account fees:
Underwriting fees	0.1	0.2	0.3	0.4
Asset management fees	11.4	9.3	22.0	18.0
Advisory and consulting fees	7.5	6.6	15.0	12.6
Sweep program fees	0.5	0.8	1.0	1.6
Client account fees	4.3	3.8	8.0	7.9
Other	1.6	1.4	3.2	4.6
Total consulting, management, and account fees	25.4	22.1	49.5	45.1
Sales of physical commodities:
Precious metals sales	807.0	411.2	1,587.3	524.3
Total revenues from contracts with clients	$970.8	$563.1	$1,891.5	$818.6

Method of revenue recognition:
Point-in-time	$943.6	$538.6	$1,837.4	$771.4
Time elapsed	27.2	24.5	54.1	47.2
Total revenues from contracts with clients	970.8	563.1	1,891.5	818.6
Other sources of revenues
Physical precious metals trading	14,211.3	9,884.5	26,526.6	18,180.3
Physical agricultural and energy product trading	845.9	508.6	1,669.2	983.2
Principal gains, net	323.5	265.2	574.6	468.6
Interest income	31.2	23.4	62.2	44.6
Total revenues	$16,382.7	$11,244.8	$30,724.1	$20,495.3

Total revenues by primary geographic region:
United States	$1,204.6	$853.6	$2,329.3	$1,612.5
Europe	933.6	490.1	1,818.2	662.5
South America	23.6	14.5	41.3	29.1
Middle East and Asia	14,218.5	9,885.1	26,530.7	18,187.1
Other	2.4	1.5	4.6	4.1
Total revenues	$16,382.7	$11,244.8	$30,724.1	$20,495.3

Operating revenues by primary geographic region:
United States	$364.5	$349.7	$668.6	$635.9
Europe	131.3	87.1	239.0	147.6
South America	23.6	14.5	41.3	29.1
Middle East and Asia	23.0	18.6	41.8	34.8
Other	2.3	1.5	4.5	4.1
Total operating revenues	$544.7	$471.4	$995.2	$851.5

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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Non-income taxes	$5.5	$3.5	$9.1	$7.3
Insurance	3.0	1.9	5.4	3.7
Employee related expenses	1.8	1.4	4.0	3.3
Other direct business expenses	2.9	1.7	4.4	3.3
Membership fees	1.1	0.8	1.8	1.2
Director and public company expenses	0.6	0.5	1.0	0.8
Office expenses	0.4	0.4	0.8	0.7
Other expenses	1.6	1.9	2.3	2.9
Total other expenses	$16.9	$12.1	$28.8	$23.2
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

Current and Prior Period Tax Expense
Income tax expense of $23.4 million and $21.0 million for the three months ended March 31, 2022 and 2021, respectively, and income tax expense of $34.2 million and $28.4 million for the six months ended March 31, 2022 and 2021, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 27% and 28%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2022. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of March 31, 2022
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$357.6	$256.9
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$403.4	$358.0
Gain Capital Group, LLC	CFTC and NFA	$54.3	$29.4
StoneX Markets LLC	CFTC and NFA	$176.8	$119.4
StoneX Financial Pte Ltd	Monetary Authority of Singapore ("MAS")	$53.6	$11.2
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of March 31, 2022, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Total revenues:
Commercial	$15,792.5	$10,516.4	$29,616.1	$19,381.9
Institutional	202.8	191.6	364.1	357.1
Retail	349.6	503.5	665.9	695.7
Global Payments	41.0	33.5	83.4	67.9
Corporate Unallocated	1.9	4.2	4.0	0.7
Eliminations	(5.1)	(4.4)	(9.4)	(8.0)
Total	$16,382.7	$11,244.8	$30,724.1	$20,495.3
Operating revenues:
Commercial	$184.1	$144.3	$336.7	$249.9
Institutional	202.8	191.6	364.1	357.1
Retail	120.0	102.2	216.4	183.9
Global Payments	41.0	33.5	83.4	67.9
Corporate Unallocated	1.9	4.2	4.0	0.7
Eliminations	(5.1)	(4.4)	(9.4)	(8.0)
Total	$544.7	$471.4	$995.2	$851.5
Net operating revenues (loss):
Commercial	$155.8	$118.2	$285.5	$200.8
Institutional	132.8	123.8	225.7	229.1
Retail	86.8	70.7	151.6	122.8
Global Payments	38.9	31.7	79.2	64.4
Corporate Unallocated	(14.0)	(10.2)	(27.9)	(26.8)
Total	$400.3	$334.2	$714.1	$590.3
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$109.6	$81.8	$200.3	$138.6
Institutional	82.3	75.3	139.7	142.4
Retail	80.7	65.5	140.7	114.1
Global Payments	32.1	25.7	64.0	51.8
Total	$304.7	$248.3	$544.7	$446.9
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$70.1	$55.6	$135.6	$87.7
Institutional	50.0	52.0	81.9	96.8
Retail	45.5	32.0	68.9	49.9
Global Payments	23.9	19.4	48.4	39.8
Total	$189.5	$159.0	$334.8	$274.2
Reconciliation of segment income to income before tax:
Segment income	$189.5	$159.0	$334.8	$274.2
Net costs not allocated to operating segments	(102.1)	(82.7)	(194.9)	(171.0)
Income before tax	$87.4	$76.3	$139.9	$103.2

(in millions)	As of March 31, 2022	As of September 30, 2021
Total assets:
Commercial	$5,276.3	$3,969.9
Institutional	13,467.1	12,403.3
Retail	1,477.4	1,380.9
Global Payments	403.1	243.8
Corporate Unallocated	571.8	841.7
Total	$21,195.7	$18,839.6

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 3,300 employees as of March 31, 2022. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
Executive Summary
The second quarter of fiscal 2022 was marked with the effects of increased inflationary concerns, rising interest rates and commodity prices, and widespread volatility across both financial and physical markets. This was especially prevalent following the Russian invasion of Ukraine, resulting in significant increases in client volumes and in most cases a widening of spreads captured, however we did experience a $11.4 million increase in bad debt expense in the three months ended March 31, 2022 compared to the prior year as a result of the effect of this heightened market volatility on certain of our clients. Continued onboarding of new clients as well as increased exchange margin requirements, as a result of the increased volatility, led to significant growth in average client equity and money market/FDIC sweep client balances. For the three months ended March 31, 2022, we had record operating revenues in our Commercial, Institutional and Retail segments as well as strong operating revenue growth in our Global Payments segment.
Interest and fee income on client balances increased $4.6 million, or 79%, to $10.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, principally driven by growth in our client balances, as the average client equity increased $1.5 billion, or 38%, to $5.3 billion and the average money-market/FDIC sweep balances increased $0.4 billion, or 29%, to $1.8 billion in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. While short-term interest rates are predicted to rise over the next eighteen months, during the current quarter we saw only a modest increase in the interest rate earned on client balances. In light of recent changes to the outlook for short term interest rates in the U.S., beginning in December 2021 we entered into derivative financial instruments in the form of interest rate swaps to hedge a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap a portion of the resulting variable interest earnings into medium-term fixed-interest earnings. As of March 31, 2022, the Company had $1,000.0 million in notional principal of interest rate swaps outstanding with a weighted-average life of 21 months.

Operating revenues increased $73.3 million, or 16%, to $544.7 million in the three months ended March 31, 2022 compared to $471.4 million in the three months ended March 31, 2021, led by our Commercial segment, which added $39.8 million compared to the three months ended March 31, 2021. In addition, our Retail and Institutional segments added $17.8 million and $11.2 million, respectively, compared to the three months ended March 31, 2021, while our Global Payments segment added $7.5 million.
Overall segment income increased $30.5 million, or 19%, to $189.5 million in the three months ended March 31, 2022 compared to $159.0 million in the three months ended March 31, 2021. This growth in segment income was led by our Commercial segment which increased $14.5 million compared to the three months ended March 31, 2021, principally as a result of strong growth in listed and OTC derivative operating revenues as a result of an increase in commodity volatility in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This growth was partially offset by an $8.9 million increase in bad debt expense compared to the three months ended March 31, 2021.
Segment income in our Retail segment increased $13.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, principally as a result of strong growth in operating revenues derived from FX/CFD and physical contracts, as well as a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received during the three months ended March 31, 2022. This growth was partially offset by an $8.1 million increase in non-variable direct expenses compared to the three months ended March 31, 2021.
Segment income in Global Payments increased $4.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, principally as a result of an 8% increase in average daily volume (“ADV”) and a 12% increase in rate per million (“RPM”) of global payments transacted.
Segment income in our Institutional segment decreased $2.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as a 6% growth in operating revenues was more than offset by a $1.8 million increase in interest expense, a $2.0 million increase in variable compensation and a $9.0 million increase in non-variable direct expenses, compared to the three months ended March 31, 2021.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 55% of total expenses in the three months ended March 31, 2022 compared to 60% in the three months ended March 31, 2021. Non-variable expenses, excluding bad debts, increased $31.9 million, period-over-period, principally due to higher fixed compensation and benefits, trading system and market information, professional fees, non-trading technology, selling and marketing, travel and business development expenses and depreciation and amortization.
Our net income increased $8.7 million to $64.0 million in the three months ended March 31, 2022 compared to $55.3 million in the three months ended March 31, 2021. Diluted earnings per share were $3.11 for the three months ended March 31, 2022 compared to $2.73 in the three months ended March 31, 2021.

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

Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$15,864.2	$10,804.3	47%	$29,783.1	$19,687.8	51%
Principal gains, net	323.5	265.2	22%	574.6	468.6	23%
Commission and clearing fees	138.4	129.8	7%	254.7	249.2	2%
Consulting, management, and account fees	25.4	22.1	15%	49.5	45.1	10%
Interest income	31.2	23.4	33%	62.2	44.6	39%
Total revenues	16,382.7	11,244.8	46%	30,724.1	20,495.3	50%
Cost of sales of physical commodities	15,838.0	10,773.4	47%	29,728.9	19,643.8	51%
Operating revenues	544.7	471.4	16%	995.2	851.5	17%
Transaction-based clearing expenses	76.5	74.8	2%	147.4	140.2	5%
Introducing broker commissions	43.2	40.8	6%	81.5	79.0	3%
Interest expense	14.1	11.1	27%	29.8	21.0	42%
Interest expense on corporate funding	10.6	10.5	1%	22.4	21.0	7%
Net operating revenues	400.3	334.2	20%	714.1	590.3	21%
Compensation and benefits	207.1	185.0	12%	382.1	338.6	13%
Bad debt expense, net	12.3	0.9	n/m	12.1	2.4	n/m
Other expenses	99.9	72.0	39%	186.4	146.1	28%
Total compensation and other expenses	319.3	257.9	24%	580.6	487.1	19%
Other gain	6.4	—	100%	6.4	—	100%
Income before tax	87.4	76.3	15%	139.9	103.2	36%
Income tax expense	23.4	21.0	11%	34.2	28.4	20%
Net income	$64.0	$55.3	16%	$105.7	$74.8	41%

Balance Sheet information:				March 31, 2022	March 31, 2021	% Change
Total assets				$21,195.7	$15,799.7	34%
Payables to lenders under loans				$471.3	$314.9	50%
Senior secured borrowings, net				$503.5	$512.0	(2)%
Stockholders’ equity				$1,005.6	$860.2	17%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Operating Revenues (in millions):
Listed derivatives	$123.0	$101.1	22%	$223.6	$196.1	14%
Over-the-counter (“OTC”) derivatives	62.4	35.1	78%	109.1	59.3	84%
Securities	151.3	157.8	(4)%	274.0	284.4	(4)%
FX / Contract For Difference (“CFD”) contracts	98.9	74.7	32%	171.1	134.5	27%
Global payments	40.1	32.8	22%	81.4	66.4	23%
Physical contracts	40.7	49.5	(18)%	81.6	73.3	11%
Interest / fees earned on client balances	10.4	5.8	79%	18.7	11.1	68%
Other	21.1	14.8	43%	41.1	33.7	22%
Corporate Unallocated	1.9	4.2	(55)%	4.0	0.7	471%
Eliminations	(5.1)	(4.4)	16%	(9.4)	(8.0)	18%
	$544.7	$471.4	16%	$995.2	$851.5	17%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	42,033	37,119	13%	78,746	74,341	6%
Listed derivatives, average rate per contract (1)	$2.77	$2.59	7%	$2.70	$2.52	7%
Average client equity - listed derivatives (millions)	$5,267	$3,813	38%	$4,971	$3,619	37%
OTC derivatives (contracts, 000’s)	738	623	18%	1,500	1,118	34%
OTC derivatives, average rate per contract	$84.98	$56.05	52%	$72.85	$52.51	39%
Securities average daily volume (“ADV”) (millions)	$3,492	$3,003	16%	$3,095	$2,579	20%
Securities rate per million (“RPM”) (2)	$567	$714	(21)%	$560	$725	(23)%
Average money market / FDIC sweep client balances (millions)	$1,751	$1,356	29%	$1,663	$1,341	24%
FX / CFD contracts ADV (millions)	$14,937	$11,143	34%	$13,849	$10,916	27%
FX / CFD contracts RPM	$104	$106	(2)%	$96	$98	(2)%
Global Payments ADV (millions)	$56	$52	8%	$59	$52	13%
Global Payments RPM	$11,668	$10,420	12%	$11,118	$10,177	9%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
Operating Revenues
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating revenues increased $73.3 million, or 16%, to $544.7 million in the three months ended March 31, 2022 compared to $471.4 million in the three months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $21.9 million, or 22%, to $123.0 million in the three months ended March 31, 2022 compared to $101.1 million in the three months ended March 31, 2021. Listed derivative contract volumes and the average rate per contract increased 13% and 7%, respectively, compared to the three months ended March 31, 2021. Both of these increases were driven by significant volatility in listed derivative markets during the three months ended March 31, 2022.
Operating revenues derived from OTC derivatives increased $27.3 million, or 78%, to $62.4 million in the three months ended March 31, 2022 compared to $35.1 million in the three months ended March 31, 2021. This was the result of strong growth in OTC derivative contract volumes and the average rate per contract of 18% and 52%, respectively, in the three months ended March 31, 2022. This growth was principally driven by increased volatility in global commodity and interest rate markets.
Operating revenue derived from securities transactions declined $6.5 million, or 4%, to $151.3 million in the three months ended March 31, 2022 compared to $157.8 million in the three months ended March 31, 2021. This decline was principally due to a 21% decline in RPM, as the prior year period benefited from wider spreads due to volatility driven by the COVID-19 pandemic, and was partially offset by a 16% increase in ADV.

Operating revenues derived from FX/CFD contracts increased $24.2 million, or 32%, to $98.9 million in the three months ended March 31, 2022 compared to $74.7 million in the three months ended March 31, 2021, principally as a result of an $18.8 million increase in such operating revenues within our Retail segment.
Operating revenues from global payments increased $7.3 million, or 22%, to $40.1 million in the three months ended March 31, 2022 compared to $32.8 million in the three months ended March 31, 2021, principally driven by an 8% increase in ADV and a 12% increase in global payments RPM.
Operating revenues derived from physical contracts declined $8.8 million, or 18%, to $40.7 million in the three months ended March 31, 2022 compared to $49.5 million in the three months ended March 31, 2021. This decline is principally attributed to a decline in activity in our physical precious metals businesses as compared to a strong performance in the prior year comparative period.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $4.6 million, or 79%, to $10.4 million in the three months ended March 31, 2022 compared to $5.8 million in the three months ended March 31, 2021. This was principally driven by an increase in average client equity and average money-market/FDIC sweep client balances of 38% and 29%, respectively, as well as a modest increase in short-term interest rates.
Operating revenues for the three months ended March 31, 2021 included a $1.2 million loss on derivative positions used to mitigate our exposure to the British Pound in the acquired Gain subsidiaries in advance of the March 1, 2021 transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity. In addition, as Gain’s U.K. subsidiaries had a functional currency of British Pound, the increased U.S. dollar exposure resulted in a $3.1 million foreign currency gain on revaluation for the three months ended March 31, 2021. Each of these items was reflected in operating revenues in the Corporate Unallocated segment.
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Operating revenues increased $143.7 million, or 17%, to $995.2 million in the six months ended March 31, 2022 compared to $851.5 million in the six months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $27.5 million, or 14%, to $223.6 million in the six months ended March 31, 2022 compared to $196.1 million in the six months ended March 31, 2021. Listed derivative contract volumes and the average rate per contract increased 6% and 7%, respectively, compared to the six months ended March 31, 2021. Each of these increases was driven by wide spread volatility in listed derivative markets during the six months ended March 31, 2022.
Operating revenues in OTC derivatives increased $49.8 million, or 84%, to $109.1 million in the six months ended March 31, 2022 compared to $59.3 million in the six months ended March 31, 2021. This was driven by strong growth in OTC derivative contract volumes and the average rate per contract of 34% and 39%, respectively, compared to the six months ended March 31, 2021 as a result of increased volatility in global commodity and interest rate markets.
Operating revenue from securities transactions declined $10.4 million, or 4%, to $274.0 million in the six months ended March 31, 2022 compared to $284.4 million in the six months ended March 31, 2021. The ADV of securities traded increased 20%, however the RPM declined 23% due to lower spreads in both equity and fixed income products.
Operating revenues from FX/CFD contracts increased $36.6 million, or 27%, to $171.1 million in the six months ended March 31, 2022 compared to $134.5 million in the six months ended March 31, 2021, primarily as a result of a $30.9 million increase in FX/CFD contracts operating revenues in our Retail segment as a result of heightened volatility which drove an increase in customer engagement and spread capture.
Operating revenues from global payments increased by $15.0 million, or 23%, to $81.4 million in the six months ended March 31, 2022 compared to $66.4 million in the six months ended March 31, 2021, as a result of a 13% increase in ADV and a 9% increase in the RPM traded.
Operating revenues from physical contracts increased $8.3 million, or 11%, to $81.6 million in the six months ended March 31, 2022 compared to $73.3 million in the six months ended March 31, 2021, principally due to increased customer activity in physical agricultural and energy commodity revenues, most notably in renewable fuels.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $7.6 million, or 68%, to $18.7 million in the six months ended March 31, 2022 compared to $11.1 million in the six months ended March 31, 2021, principally as a result of strong growth in average client equity and average money-market/FDIC sweep client balances of 37% and 24%, respectively.

Finally, related to the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, which was completed during the quarter ended March 2021, operating revenues for the six months ended March 31, 2022 include a $5.0 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer as well as a $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Each of these items were reflected in operating revenues in the Corporate Unallocated segment.
Interest and Transactional Expenses
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Transaction-based clearing expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$76.5	$74.8	$1.7	2%
Percentage of operating revenues	14%	16%
The increase in expense is principally due to increases in OTC contract volumes, within the Financial Ag & Energy business, listed derivative contract volumes, within the Exchange-Traded Futures and Options business, and higher costs in our Retail Forex business, principally due to increases in customer funding. Partially offsetting these increases, the Equity Capital Markets business experienced lower clearing and ADR conversion fees.
Introducing broker commissions

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Introducing broker commissions	$43.2	$40.8	$2.4	6%
Percentage of operating revenues	8%	9%
The increase in expense is principally due to increased activity in our Independent Wealth Management, Financial Ag & Energy, and Exchange-Traded Futures and Options businesses, partially offset by lower costs within our Retail Forex business.
Interest expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$1.9	$1.8	$0.1	6%
Securities borrowing	4.9	3.7	1.2	32%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	7.3	5.6	1.7	30%
	14.1	11.1	3.0	27%
Corporate funding	10.6	10.5	0.1	1%
Total interest expense	$24.7	$21.6	$3.1	14%

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Transaction-based clearing expenses

	Six Months Ended March 31,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$147.4	$140.2	$7.2	5%
Percentage of operating revenues	15%	16%
The increase in expense is principally due to the increase in OTC contract volumes, within the Financial Ag & Energy business, higher clearing and exchange fees within our Institutional segment, resulting from the increase in securities ADV, and higher costs in our Retail Forex business.
Introducing broker commissions

	Six Months Ended March 31,
	2022	2021	$ Change	% Change
Introducing broker commissions	$81.5	$79.0	$2.5	3%
Percentage of operating revenues	8%	9%
The increase in expense is principally due to increased activity in our Independent Wealth Management business, partially offset by lower costs within our Retail Forex business.
Interest expense

	Six Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$4.9	$3.7	$1.2	32%
Securities borrowing	10.6	7.1	3.5	49%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	14.3	10.2	4.1	40%
	29.8	21.0	8.8	42%
Corporate funding	22.4	21.0	1.4	7%
Total interest expense	$52.2	$42.0	$10.2	24%
The increase in interest expense attributable to trading activities is principally due to the increase in business activities within our Institutional segment and increase in average borrowings within our Commercial segment, along with a modest increase in short-term interest rates.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Net Operating Revenues (in millions):
Listed derivatives	$62.8	$45.9	37%	$112.9	$87.1	30%
OTC derivatives	62.5	35.0	79%	109.1	59.2	84%
Securities	104.1	109.0	(4)%	176.6	197.0	(10)%
FX / CFD contracts	85.8	62.7	37%	146.9	110.2	33%
Global Payments	38.0	31.0	23%	77.2	62.9	23%
Physical contracts	35.8	44.9	(20)%	72.3	64.9	11%
Interest, net / fees earned on client balances	9.1	4.9	86%	16.6	9.4	77%
Other	16.2	11.0	47%	30.4	26.4	15%
Corporate Unallocated	(14.0)	(10.2)	37%	(27.9)	(26.8)	4%
	$400.3	$334.2	20%	$714.1	$590.3	21%
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$124.1	$106.0	17%	$224.5	$190.3	18%
Fixed compensation and benefits	83.0	79.0	5%	157.6	148.3	6%
	207.1	185.0	12%	382.1	338.6	13%
Other expenses:
Trading systems and market information	16.9	14.8	14%	33.0	28.5	16%
Professional fees	13.8	9.0	53%	25.7	18.3	40%
Non-trading technology and support	12.8	10.6	21%	25.8	21.5	20%
Occupancy and equipment rental	8.8	7.5	17%	17.5	16.1	9%
Selling and marketing	14.3	6.5	120%	25.3	15.3	65%
Travel and business development	3.0	0.5	500%	5.9	1.5	293%
Communications	2.1	2.4	(13)%	4.0	4.7	(15)%
Depreciation and amortization	11.3	8.6	31%	20.4	17.0	20%
Bad debt expense, net	12.3	0.9	n/m	12.1	2.4	404%
Other	16.9	12.1	40%	28.8	23.2	24%
	112.2	72.9	54%	198.5	148.5	34%
Total compensation and other expenses	$319.3	$257.9	24%	$580.6	$487.1	19%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Compensation and Other Expenses: Compensation and other expenses increased $61.4 million, or 24%, to $319.3 million in the three months ended March 31, 2022 compared to $257.9 million in the three months ended March 31, 2021.
Compensation and Benefits:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$109.0	$95.7	$13.3	14%
Administrative, executive, and centralized and local operations	15.1	10.3	4.8	47%
Total variable compensation and benefits	124.1	106.0	18.1	17%
Variable compensation and benefits as a percentage of net operating revenues	31%	32%

Fixed compensation and benefits:
Non-variable salaries	55.8	50.1	5.7	11%
Employee benefits and other compensation, excluding share-based compensation	23.0	25.6	(2.6)	(10)%
Share-based compensation	4.2	3.3	0.9	27%
Total fixed compensation and benefits	83.0	79.0	4.0	5%
Total compensation and benefits	207.1	185.0	22.1	12%
Total compensation and benefits as a percentage of operating revenues	38%	39%
Number of employees, end of period	3,335	3,042	293	10%
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to lower employee benefit costs stemming from favorable experience within our self-funded health care plan and a decrease in severance costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $39.3 million, or 54% to $112.2 million in the three months ended March 31, 2022 compared to $72.9 million in the three months ended March 31, 2021.
Trading systems and market information increased $2.1 million, principally due to higher costs in the businesses within our Institutional segment.
Professional fees increased $4.8 million, principally due to higher legal fees.
Selling and marketing costs increased $7.8 million, principally due to increased campaigns related to our retail forex business, as well as costs of holding our bi-annual global sales and strategy meeting in March 2022.
Travel and business development increased $2.5 million, with increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Depreciation increased $2.7 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Bad debt expense, net increased $11.4 million over the prior year. During the three months ended March 31, 2022, we recorded bad debts of $12.3 million, principally due to $9.8 million within the Commercial segment, including $5.9 million of client trading account deficits in the Financial Ag & Energy business, and $3.3 million of client receivables in the Physical Ag & Energy business. Additionally, we recorded $2.1 million of bad debt expense within the Institutional segment, including $1.6 million of client receivables in the Equity Capital Markets business and $0.5 million in client trading account deficits in the Exchange-Traded Futures and Options business, and $0.4 million within the Retail segment. During the three months ended March 31, 2021, the provision for bad debts was $0.9 million, principally due to $0.7 million of reserves on client receivables and $0.2 million of client trading account deficits within the Commercial segment.
Other Gain: The results of the three months ended March 31, 2022 include a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022.
Provision for Taxes: The effective income tax rate was 27% in the three months ended March 31, 2022 compared to 28% in the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Compensation and Other Expenses: Compensation and other expenses increased $93.5 million, or 19%, to $580.6 million in the six months ended March 31, 2022 compared to $487.1 million in the six months ended March 31, 2021.
Compensation and Benefits:

	Six Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$196.2	$169.1	$27.1	16%
Administrative, executive, and centralized and local operations	28.3	21.2	7.1	33%
Total variable compensation and benefits	224.5	190.3	34.2	18%
Variable compensation and benefits as a percentage of net operating revenues	31%	32%

Fixed compensation and benefits:
Non-variable salaries	109.0	100.3	8.7	9%
Employee benefits and other compensation, excluding share-based compensation	40.3	41.5	(1.2)	(3)%
Share-based compensation	8.3	6.5	1.8	28%
Total fixed compensation and benefits	157.6	148.3	9.3	6%
Total compensation and benefits	$382.1	$338.6	$43.5	13%
Total compensation and benefits as a percentage of operating revenues	38%	40%
Number of employees, end of period	3,335	3,042	293	10%
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to lower severance costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $50.0 million, or 34%, to $198.5 million in the six months ended March 31, 2022 compared to $148.5 million in the six months ended March 31, 2021.
Trading systems and market information costs increased $4.5 million, principally due to higher costs in the retail forex business and in our Institutional segment.
Professional fees increased $7.4 million, principally due to higher legal fees.
Non-trading technology and support increased $4.3 million, principally due to higher non-trading software implementation costs related to various IT systems.
Selling and marketing costs increased $10.0 million, principally due to increased campaigns related to our retail forex business, as well as costs of holding our bi-annual global sales and strategy meeting in March 2022.
Travel and business development increased $4.4 million, with increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Depreciation and amortization increased $3.4 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Other expenses increased $5.6 million, principally due to higher insurance costs and non-income taxes.
Bad debt expense, net of recoveries increased $9.7 million over the prior year. During the six months ended March 31, 2022, bad debt expense, net of recoveries was $12.1 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $9.2 million, $2.2 million, and $0.7 million, respectively.
During the six months ended March 31, 2021, the provision for bad debts expense was $2.4 million, primarily related to $0.9 million of client trading account deficits within our Retail segment and $0.9 million of reserves on client receivables and $0.6 million of client trading account deficits within the Commercial segment.
Other Gain: The results of the six months ended March 31, 2022 include a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022.
Provision for Taxes: The effective income tax rate was 24% in the six months ended March 31, 2022 compared to 28% in the six months ended March 31, 2021, with the decrease in the effective tax rate due to discrete items reducing tax expense during the six months ended March 31, 2022, relating to changes in certain NOLs and share-based compensation activity. Excluding the discrete items, in the six months ended March 31, 2022 and 2021, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Variable compensation and benefits	$124.1	28%	$106.0	28%	$224.5	28%	$190.3	27%
Transaction-based clearing expenses	76.5	17%	74.8	21%	147.4	19%	140.2	20%
Introducing broker commissions	43.2	10%	40.8	11%	81.5	10%	79.0	11%
Total variable expenses	243.8	55%	221.6	60%	453.4	57%	409.5	58%
Fixed compensation and benefits	83.0	19%	79.0	21%	157.6	19%	148.3	21%
Other fixed expenses	99.9	23%	72.0	19%	186.4	23%	146.1	21%
Bad debts, net of recoveries	12.3	3%	0.9	—%	12.1	1%	2.4	—%
Total non-variable expenses	195.2	45%	151.9	40%	356.1	43%	296.8	42%
Total non-interest expenses	$439.0	100%	$373.5	100%	$809.5	100%	$706.3	100%
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2022	% of Operating Revenues	2021	% of Operating Revenues	2022	% of Operating Revenues	2021	% of Operating Revenues
Revenues:
Sales of physical commodities	$15,864.2		$10,804.3		$29,783.1		$19,687.8
Principal gains, net	323.7		264.1		574.6		471.9
Commission and clearing fees	139.0		130.2		255.5		250.1
Consulting, management, and account fees	24.5		20.3		47.7		43.0
Interest income	34.5		26.1		68.6		49.8
Total revenues	16,385.9		11,245.0		30,729.5		20,502.6
Cost of sales of physical commodities	15,838.0		10,773.4		29,728.9		19,643.8
Operating revenues	547.9	100%	471.6	100%	1,000.6	100%	858.8	100%
Transaction-based clearing expenses	75.9	14%	74.6	16%	146.3	15%	140.1	16%
Introducing broker commissions	43.2	8%	40.8	9%	81.7	8%	79.0	9%
Interest expense	14.5	3%	11.8	3%	30.6	3%	22.6	3%
Net operating revenues	414.3		344.4		742.0		617.1
Variable direct compensation and benefits	109.6	20%	96.1	20%	197.3	20%	170.2	20%
Net contribution	304.7		248.3		544.7		446.9
Fixed compensation and benefits	46.0		44.1		85.5		81.3
Other fixed expenses	63.3		44.3		118.7		89.0
Bad debt (recoveries) expense, net	12.3		0.9		12.1		2.4
Total non-variable direct expenses	121.6	22%	89.3	19%	216.3	22%	172.7	20%
Other gain	6.4		—		6.4		—
Segment income	$189.5		$159.0		$334.8		$274.2
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net contribution for all of our business segments increased $56.4 million, or 23%, to $304.7 million in the three months ended March 31, 2022 compared to $248.3 million in the three months ended March 31, 2021. Segment income increased $30.5 million, or 19%, to $189.5 million in the three months ended March 31, 2022 compared to $159.0 million in the three months ended March 31, 2021.
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Net contribution for all of our business segments increased $97.8 million, or 22%, to $544.7 million in the six months ended March 31, 2022 compared to $446.9 million in the six months ended March 31, 2021. Segment income increased $60.6 million, or 22%, to $334.8 million in the six months ended March 31, 2022 compared to $274.2 million in the six months ended March 31, 2021.
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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$15,631.2	$10,393.1	50%	$29,327.6	$19,163.5	53%
Principal gains, net	99.7	67.4	48%	175.8	111.4	58%
Commission and clearing fees	49.2	45.7	8%	88.0	88.4	—%
Consulting, management and account fees	5.0	5.4	(7)%	10.4	10.0	4%
Interest income	7.4	4.8	54%	14.3	8.6	66%
Total revenues	15,792.5	10,516.4	50%	29,616.1	19,381.9	53%
Cost of sales of physical commodities	15,608.4	10,372.1	50%	29,279.4	19,132.0	53%
Operating revenues	184.1	144.3	28%	336.7	249.9	35%
Transaction-based clearing expenses	14.5	14.1	3%	27.5	27.2	1%
Introducing broker commissions	9.5	8.4	13%	15.8	15.5	2%
Interest expense	4.3	3.6	19%	7.9	6.4	23%
Net operating revenues	155.8	118.2	32%	285.5	200.8	42%
Variable direct compensation and benefits	46.2	36.4	27%	85.2	62.2	37%
Net contribution	109.6	81.8	34%	200.3	138.6	45%
Fixed compensation and benefits	13.0	12.4	5%	24.6	24.7	—%
Other fixed expenses	16.7	12.9	29%	30.9	24.8	25%
Bad debt expense, net	9.8	0.9	989%	9.2	1.4	557%
Non-variable direct expenses	39.5	26.2	51%	64.7	50.9	27%
Segment income	$70.1	$55.6	26%	$135.6	$87.7	55%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$73.0	$57.5	27%	$130.7	$109.2	20%
OTC derivatives	62.4	35.1	78%	109.1	59.2	84%
Physical contracts	37.2	43.1	(14)%	74.6	65.2	14%
Interest / fees earned on client balances	6.3	3.0	110%	11.7	5.5	113%
Other	5.2	5.6	(7)%	10.6	10.8	(2)%
	$184.1	$144.3	28%	$336.7	$249.9	35%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	8,005	8,133	(2)%	15,504	16,003	(3)%
Listed derivatives, average rate per contract (1)	$8.65	$6.63	30%	$7.99	$6.43	24%
Average client equity - listed derivatives (millions)	$2,013	$1,757	15%	$1,864	$1,510	23%
OTC derivatives (contracts, 000’s)	738	623	18%	1,500	1,118	34%
OTC derivatives, average rate per contract	$84.98	$56.05	52%	$72.85	$52.51	39%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating revenues increased $39.8 million, or 28%, to $184.1 million in the three months ended March 31, 2022 compared to $144.3 million in the three months ended March 31, 2021. Net operating revenues increased $37.6 million, or 32%, to $155.8 million in the three months ended March 31, 2022 compared to $118.2 million in the three months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $15.5 million, or 27%, to $73.0 million in the three months ended March 31, 2022 compared to $57.5 million in the three months ended March 31, 2021. This increase was principally due to a 30% increase in the average rate per contract as a result of wider spreads in LME markets, which were partially offset by a 2% decline in overall listed derivatives contract volumes.
Operating revenues derived from OTC derivatives increased $27.3 million, or 78%, to $62.4 million in the three months ended March 31, 2022 compared to $35.1 million in the three months ended March 31, 2021. This increase was principally due to strong performance in agricultural and energy commodities as result of heightened volatility in global commodity markets associated with the war in the Ukraine as well as in interest rate products driven by higher short and medium term interest rates driven by inflationary concerns. OTC derivative volumes increased 18% and the average rate per contract increased 52% compared to the three months ended March 31, 2021.
Operating revenues derived from physical contracts declined $5.9 million, or 14%, to $37.2 million in the three months ended March 31, 2022 compared to $43.1 million in the three months ended March 31, 2021. This decrease was principally due to a $1.6 million decline in physical agricultural and energy commodity operating revenues, along with a $4.1 million decline in precious metals operating revenues compared with the prior year period which was a particularly strong period for our precious metals business. Operating revenues during the three months ended March 31, 2022 were favorably impacted by realized gains of $1.8 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the three months ended March 31, 2021 were favorably impacted by realized gains of $2.4 million of a similar nature.
Interest and fee income earned on client balances increased $3.3 million, or 110%, to $6.3 million in the three months ended March 31, 2022 compared to $3.0 million in the three months ended March 31, 2021 as a result of a 15% increase in average client equity to $2,013 million as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 38% in the three months ended March 31, 2022 compared to 41% in the three months ended March 31, 2021. The decline in variable expenses as a percentage of operating revenues was principally due to the large increase in operating revenues from OTC derivatives during the three months ended March 31, 2022.
Segment income increased $14.5 million, or 26%, to $70.1 million in the three months ended March 31, 2022 compared to $55.6 million in the three months ended March 31, 2021, principally due to the growth in operating revenues, which was partially offset by a $13.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $8.9 million increase in bad debt expense, a $0.9 million increase in professional fees and a $0.7 million increase in travel and business development.
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Operating revenues increased $86.8 million, or 35%, to $336.7 million in the six months ended March 31, 2022 compared to $249.9 million in the six months ended March 31, 2021. Net operating revenues increased $84.7 million, or 42%, to $285.5 million in the six months ended March 31, 2022 compared to $200.8 million in the six months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $21.5 million, or 20%, to $130.7 million in the six months ended March 31, 2022 compared to $109.2 million in the six months ended March 31, 2021. This increase was principally driven by a 24% increase in the average rate per contract as a result of wider spreads in LME markets which was partially offset by a 3% decrease in contract volumes.
Operating revenues derived from OTC transactions increased $49.9 million, or 84%, to $109.1 million in the six months ended March 31, 2022 compared to $59.2 million in the six months ended March 31, 2021. This increase was driven by a 34% increase in OTC volumes as well as a 39% increase in the average rate per contract, as a result of strong performance in agricultural and energy commodities as result of heightened volatility in global commodity markets as well as in interest rate products driven by higher short and medium term interest rates driven by inflationary concerns.
Operating revenues derived from physical transactions increased $9.4 million, or 14%, to $74.6 million in the six months ended March 31, 2022 compared to $65.2 million in the six months ended March 31, 2021, principally due to increased customer activity in agricultural and energy commodities. Operating revenues during the six months ended March 31, 2022 were favorably impacted by realized gains of $2.6 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the six months ended March 31, 2021 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $0.5 million. In addition, the six months ended March 31, 2021 include a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell.
Interest and fee income earned on client balances was $11.7 million and $5.5 million, respectively, in the six months ended March 31, 2022 and 2021. This increase was driven by a 23% increase in average client equity to $1,864 million as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues was 38% in the six months ended March 31, 2022 compared to 42% in the six months ended March 31, 2021. The decline in variable expenses as a percentage of operating revenues was principally due to the large increase in operating revenues from OTC derivatives during the six months ended March 31, 2022.

Segment income increased $47.9 million, or 55%, to $135.6 million in the six months ended March 31, 2022 compared to $87.7 million in the six months ended March 31, 2021, principally driven by the growth in operating revenues, which was partially offset by a $13.8 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $7.8 million increase in bad debt expense, a $1.2 million increase in professional fees and a $1.3 million increase in travel and business development.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	95.9	98.7	(3)%	163.3	177.8	(8)%
Commission and clearing fees	74.7	67.6	11%	137.0	129.5	6%
Consulting, management and account fees	5.5	4.4	25%	10.3	9.5	8%
Interest income	26.7	20.9	28%	53.5	40.3	33%
Total revenues	202.8	191.6	6%	364.1	357.1	2%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	202.8	191.6	6%	364.1	357.1	2%
Transaction-based clearing expenses	52.0	52.5	(1)%	101.5	97.1	5%
Introducing broker commissions	8.3	7.4	12%	15.4	15.4	—%
Interest expense	9.7	7.9	23%	21.5	15.5	39%
Net operating revenues	132.8	123.8	7%	225.7	229.1	(1)%
Variable direct compensation and benefits	50.5	48.5	4%	86.0	86.7	(1)%
Net contribution	82.3	75.3	9%	139.7	142.4	(2)%
Fixed compensation and benefits	13.9	12.9	8%	24.9	24.4	2%
Other fixed expenses	16.3	10.3	58%	30.7	21.1	45%
Bad debt expense, net of recoveries	2.1	0.1	n/m	2.2	0.1	n/m
Non-variable direct expenses	32.3	23.3	39%	57.8	45.6	27%
Segment income	$50.0	$52.0	(4)%	$81.9	$96.8	(15)%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$50.0	$43.6	15%	$92.9	$86.9	7%
OTC derivatives	—	—	—%	—	0.1	(100)%
Securities	125.3	133.1	(6)%	222.8	237.5	(6)%
FX contracts	8.9	3.5	154%	14.2	8.5	67%
Interest / fees earned on client balances	4.0	2.5	60%	6.6	5.0	32%
Other	14.6	8.9	64%	27.6	19.1	45%
	$202.8	$191.6	6%	$364.1	$357.1	2%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	34,028	28,985	17%	63,242	58,338	8%
Listed derivatives, average rate per contract (1)	$1.39	$1.46	(5)%	$1.40	$1.45	(3)%
Average client equity - listed derivatives (millions)	$3,254	$2,056	58%	$3,107	$2,109	47%
Securities ADV (millions)	$3,492	$3,003	16%	$3,095	$2,579	20%
Securities RPM (2)	$567	$714	(21)%	$560	$725	(23)%
Average money market / FDIC sweep client balances (millions)	$1,751	$1,356	29%	$1,663	$1,341	24%
FX contracts ADV ( millions)	$4,171	$1,351	209%	$4,051	$1,510	168%
FX contracts RPM	$33	$41	(20)%	$27	$44	(39)%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating revenues increased $11.2 million, or 6%, to $202.8 million in the three months ended March 31, 2022 compared to $191.6 million in the three months ended March 31, 2021. Net operating revenues increased $9.0 million, or 7%, to $132.8 million in the three months ended March 31, 2022 compared to $123.8 million in the three months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $6.4 million, or 15%, to $50.0 million in the three months ended March 31, 2022 compared to $43.6 million in the three months ended March 31, 2021, principally due to a 17% increase in listed derivative contract volumes driven by wide spread volatility in listed derivative markets. This was partially offset by a 5% decline in the average rate per contract.
Operating revenues derived from securities transactions declined $7.8 million, or 6%, to $125.3 million in the three months ended March 31, 2022 compared to $133.1 million in the three months ended March 31, 2021. The ADV of securities traded increased 16%, however the RPM declined 21% in the three months ended March 31, 2022 principally driven by lower spreads in both equity and fixed income products compared to the three months ended March 31, 2021 which benefited from wider spreads driven by the COVID-19 pandemic.
Operating revenues derived from FX contracts increased $5.4 million, or 154%, to $8.9 million in the three months ended March 31, 2022 compared to $3.5 million in the three months ended March 31, 2021, primarily driven by a 209% increase in the ADV of FX contracts traded principally driven by heightened volatility in global FX markets, which was partially offset by a 20% decline in the FX contract RPM.
Interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses increased $1.5 million, or 60%, principally driven by an increase in average client equity and average FDIC sweep client balances of 58% and 29%, respectively, as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 55% in the three months ended March 31, 2022 compared to 57% in the three months ended March 31, 2021, primarily as the result of product mix.
Segment income decreased $2.0 million, or 4%, to $50.0 million in the three months ended March 31, 2022 compared to $52.0 million in the three months ended March 31, 2021, as the increase in net operating revenues noted above was more than offset by a $2.0 million increase in variable compensation, as well as a $9.0 million increase in non-variable direct expenses versus the three months ended March 31, 2021, including a $1.0 million increase in fixed compensation and benefits, a $2.0 million increase in bad debt expense, a $1.7 million increase in professional fees, a $1.3 million increase in trading systems and market information and a $0.5 million increase in depreciation and amortization.
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Operating revenues increased $7.0 million, or 2%, to $364.1 million in the six months ended March 31, 2022 compared to $357.1 million in the six months ended March 31, 2021. Net operating revenues decreased $3.4 million, or 1%, to $225.7 million in the six months ended March 31, 2022 compared to $229.1 million in the six months ended March 31, 2021.
Operating revenues derived from listed derivatives increased $6.0 million, or 7%, to $92.9 million in the six months ended March 31, 2022 compared to $86.9 million in the six months ended March 31, 2021, principally driven by an 8% increase in listed derivative contract volumes which was partially offset by a 3% decline in the average rate per contract in the six months ended March 31, 2022 compared to the six months ended March 31, 2021.
Operating revenues derived from securities transactions declined $14.7 million, or 6%, to $222.8 million in the six months ended March 31, 2022 compared to $237.5 million in the six months ended March 31, 2021. The ADV of securities traded increased 20%, principally driven by increased customer activity in both fixed income and equity markets, however the RPM traded declined 23% in the six months ended March 31, 2022 principally driven by lower spreads compared to the six months ended March 31, 2021 which benefited from wider spreads driven by the COVID-19 pandemic.
Operating revenues derived from FX contracts increased $5.7 million, or 67%, to $14.2 million in the six months ended March 31, 2022 compared to $8.5 million in the six months ended March 31, 2021, as a 168% increase in the ADV of FX contracts traded more than offset a 39% decline in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, increased $1.6 million, or 32%, to $6.6 million in the six months ended March 31, 2022 compared to $5.0 million in the six months ended March 31, 2021, principally as a result of a 47% increase in average client equity and a 24% increase in average FDIC sweep client balances.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 56% in both the six months ended March 31, 2022 and the six months ended March 31, 2021.

Segment income decreased $14.9 million, or 15%, to $81.9 million in the six months ended March 31, 2022 compared to $96.8 million in the six months ended March 31, 2021, primarily as a result of the decline in net operating revenues as well as a $12.2 million increase in non-variable direct expenses versus the six months ended March 31, 2021, primarily related to a $3.1 million increase in professional fees, a $2.1 million increase in bad debt expense, a $1.6 million increase in travel and business development, a $1.0 million increase in trade systems and market information and a $0.8 million increase in depreciation and amortization.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$233.0	$411.2	(43)%	$455.5	$524.3	(13)%
Principal gains, net	89.4	66.3	35%	156.6	118.5	32%
Commission and clearing fees	13.6	15.6	(13)%	27.4	29.7	(8)%
Consulting, management and account fees	13.2	10.0	32%	25.6	22.3	15%
Interest income	0.4	0.4	—%	0.8	0.9	(11)%
Total revenues	349.6	503.5	(31)%	665.9	695.7	(4)%
Cost of sales of physical commodities	229.6	401.3	(43)%	449.5	511.8	(12)%
Operating revenues	120.0	102.2	17%	216.4	183.9	18%
Transaction-based clearing expenses	7.6	6.5	17%	13.6	12.7	7%
Introducing broker commissions	25.1	24.8	1%	50.1	47.8	5%
Interest expense	0.5	0.2	150%	1.1	0.6	83%
Net operating revenues	86.8	70.7	23%	151.6	122.8	23%
Variable direct compensation and benefits	6.1	5.2	17%	10.9	8.7	25%
Net contribution	80.7	65.5	23%	140.7	114.1	23%
Fixed compensation and benefits	14.2	14.9	(5)%	27.1	25.1	8%
Other fixed expenses	27.0	18.7	44%	50.4	38.2	32%
Bad debts	0.4	(0.1)	(500)%	0.7	0.9	(22)%
Non-variable direct expenses	41.6	33.5	24%	78.2	64.2	22%
Other gain	6.4	—	n/m	6.4	—	n/m
Segment income	$45.5	$32.0	42%	$68.9	$49.9	38%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Securities	$26.0	$24.7	5%	$51.2	$46.9	9%
FX / CFD contracts	90.0	71.2	26%	156.9	126.0	25%
Physical contracts	3.5	6.4	(45)%	7.0	8.1	(14)%
Interest / fees earned on client balances	0.1	0.3	(67)%	0.4	0.6	(33)%
Other	0.4	(0.4)	(200)%	0.9	2.3	(61)%
	$120.0	$102.2	17%	$216.4	$183.9	18%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$10,765	$9,792	10%	$9,798	$9,406	4%
FX / CFD contracts RPM	$131	$114	15%	$124	$106	17%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating revenues increased $17.8 million, or 17%, to $120.0 million in the three months ended March 31, 2022 compared to $102.2 million in the three months ended March 31, 2021. Net operating revenues increased $16.1 million, or 23%, to $86.8 million in the three months ended March 31, 2022 compared to $70.7 million in the three months ended March 31, 2021.
Operating revenues derived from FX/CFD contracts increased $18.8 million, or 26% to $90.0 million in the three months ended March 31, 2022 compared to $71.2 million in the three months ended March 31, 2021 primarily as a result of a 15% increase in RPM and a 10% increase in FX/CFD contracts ADV compared to the three months ended March 31, 2021. These increases were principally driven by heightened volatility which resulted in increased customer trading activity and spread capture.

Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $1.3 million, or 5%, to $26.0 million in the three months ended March 31, 2022 compared to $24.7 million in the three months ended March 31, 2021.
Operating revenues derived from physical contracts declined $2.9 million, or 45%, to $3.5 million in the three months ended March 31, 2022 compared to $6.4 million in the three months ended March 31, 2021 as the prior year period was a historically strong performance for the business.
Variable expenses, excluding interest, as a percentage of operating revenues were 32% in the three months ended March 31, 2022 compared to 36% in the three months ended March 31, 2021, with the decrease in the variable rate percentage being driven by product mix.
Segment income increased $13.5 million, or 42%, to $45.5 million in the three months ended March 31, 2022 compared to $32.0 million in the three months ended March 31, 2021, primarily as a result of the increase in net operating revenues noted above as well as a $6.4 million foreign exchange antitrust class action settlement received in the three months ended March 31, 2022 in our Retail Forex business. Non-variable direct expenses increased $8.1 million, or 24% compared to the three months ended March 31, 2021. The increase in non-variable direct expenses, was primarily a result of a $5.2 million increase in selling and marketing expenses, a $0.7 million increase in trading systems and market information and a $0.4 million increase in deprecation and amortization.
Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Operating revenues increased $32.5 million, or 18%, to $216.4 million in the six months ended March 31, 2022 compared to $183.9 million in the six months ended March 31, 2021. Net operating revenues increased $28.8 million, or 23%, to $151.6 million in the six months ended March 31, 2022 compared to $122.8 million in the six months ended March 31, 2021.
Operating revenues derived from FX / CFD contracts increased $30.9 million, or 25% to $156.9 million, primarily as a result of a 17% increase in RPM and a 4% increase in FX/CFD contracts ADV compared to the six months ended March 31, 2021.
Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $4.3 million, or 9%, to $51.2 million in the six months ended March 31, 2022 compared to $46.9 million in the six months ended March 31, 2021.
Operating revenues derived from physical contracts declined $1.1 million, or 14%, to $7.0 million in the six months ended March 31, 2022 compared to $8.1 million in the six months ended March 31, 2021, principally driven by strong performance in the prior year period.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the six months ended March 31, 2022 compared to 38% in the six months ended March 31, 2021, with the decrease in the variable rate percentage being driven by product mix.
Segment income increased $19.0 million, or 38% to $68.9 million in the six months ended March 31, 2022 compared to $49.9 million in the six months ended March 31, 2021, primarily as a result of the increase in net operating revenues noted above as well as a $6.4 million foreign exchange antitrust class action settlement received in the three months ended March 31, 2022 in our Retail forex business. Non-variable direct expenses increased $14.0 million, or 22% compared to the six months ended March 31, 2021. The increase in non-variable direct expenses, was primarily a result of a $7.0 million increase in selling and marketing expenses, a $2.0 million increase in trading systems and market information, a $2.0 million increase in fixed compensation and benefits and a $1.3 million increase in professional fees.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	38.7	31.7	22%	78.9	64.2	23%
Commission and clearing fees	1.5	1.3	15%	3.1	2.5	24%
Consulting, management, account fees	0.8	0.5	60%	1.4	1.2	17%
Interest income	—	—	—%	—	—	—%
Total revenues	41.0	33.5	22%	83.4	67.9	23%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	41.0	33.5	22%	83.4	67.9	23%
Transaction-based clearing expenses	1.8	1.5	20%	3.7	3.1	19%
Introducing broker commissions	0.3	0.2	50%	0.4	0.3	33%
Interest expense	—	0.1	(100)%	0.1	0.1	—%
Net operating revenues	38.9	31.7	23%	79.2	64.4	23%
Variable compensation and benefits	6.8	6.0	13%	15.2	12.6	21%
Net contribution	32.1	25.7	25%	64.0	51.8	24%
Fixed compensation and benefits	4.9	3.9	26%	8.9	7.1	25%
Other fixed expenses	3.3	2.4	38%	6.7	4.9	37%
Bad debts	—	—	—%	—	—	—%
Total non-variable direct expenses	8.2	6.3	30%	15.6	12.0	30%
Segment income	$23.9	$19.4	23%	$48.4	$39.8	22%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Payments	$40.1	$32.8	22%	$81.4	$66.4	23%
Other	0.9	0.7	29%	2.0	1.5	33%
	$41.0	$33.5	22%	$83.4	$67.9	23%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$56	$52	8%	$59	$52	13%
Global Payments RPM	$11,668	$10,420	12%	$11,118	$10,177	9%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating revenues increased $7.5 million, or 22%, to $41.0 million in the three months ended March 31, 2022 compared to $33.5 million in the three months ended March 31, 2021. Net operating revenues increased $7.2 million, or 23%, to $38.9 million in the three months ended March 31, 2022 compared to $31.7 million in the three months ended March 31, 2021.
The increase in operating revenues was principally driven by an 8% increase in the average daily notional payment volume as well as a 12% increase in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the three months ended March 31, 2022 compared to 23% the three months ended March 31, 2021.
Segment income increased $4.5 million, or 23%, to $23.9 million in the three months ended March 31, 2022 compared to $19.4 million in the three months ended March 31, 2021. This increase primarily resulted from the increase in net operating revenues, partially offset by a $1.9 million increase in non-variable direct expenses.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Operating revenues increased $15.5 million, or 23%, to $83.4 million in the six months ended March 31, 2022 compared to $67.9 million in the six months ended March 31, 2021. Net operating revenues increased $14.8 million, or 23% to $79.2 million in the six months ended March 31, 2022 compared to $64.4 million in the six months ended March 31, 2021.
The increase in operating revenues was primarily driven by a 13% increase in the average daily notional payment volume as well as a 9% increase in the rate per million dollars traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the six months ended March 31, 2022 compared to 24% in the six months ended March 31, 2021.
Segment income increased $8.6 million, or 22%, to $48.4 million in the six months ended March 31, 2022 compared to $39.8 million in the six months ended March 31, 2021. This increase primarily resulted from the increase in net operating revenues, partially offset by a $3.6 million increase in non-variable direct expenses versus the prior year period, which includes a $1.8 million increase in fixed compensation and benefits.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$13.5	$9.1	48%	$24.9	$18.1	38%
Fixed compensation and benefits	31.3	29.9	5%	61.3	57.3	7%
	44.8	39.0	15%	86.2	75.4	14%
Other expenses:
Occupancy and equipment rental	8.7	7.4	18%	17.3	15.8	9%
Non-trading technology and support	9.5	7.6	25%	19.1	15.8	21%
Professional fees	7.3	5.2	40%	12.8	10.9	17%
Depreciation and amortization	5.6	4.1	37%	10.6	8.4	26%
Communications	1.4	1.6	(13)%	2.8	3.3	(15)%
Selling and marketing	2.2	0.2	n/m	2.9	0.6	383%
Trading systems and market information	1.3	0.9	44%	2.5	1.6	56%
Travel and business development	0.6	0.1	500%	1.2	0.7	71%
Other	6.7	6.4	5%	11.6	11.7	(1)%
	43.3	33.5	29%	80.8	68.8	17%
Total compensation and other expenses	$88.1	$72.5	22%	$167.0	$144.2	16%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total unallocated costs and other expenses increased $15.6 million, or 22%, to $88.1 million in the three months ended March 31, 2022 compared to $72.5 million in the three months ended March 31, 2021. Compensation and benefits increased $5.8 million, or 15%, to $44.8 million in the three months ended March 31, 2022 compared to $39.0 million in the three months ended March 31, 2021, principally due to an increase in variable compensation due to improved performance as well as an increase in headcount.
Average administrative headcount increased 10% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, principally within IT, compliance, and human resources. Other non-compensation expenses increased $9.8 million, or 29%, to $43.3 million in the three months ended March 31, 2022 compared to $33.5 million in the three months ended March 31, 2021 principally due to higher legal fees, not directly related to a business, non-trading technology and travel costs, as well as the costs of holding our bi-annual global sales and strategy meeting in March 2022.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Total unallocated costs and other expenses increased $22.8 million, or 16%, to $167.0 million in the six months ended March 31, 2022 compared to $144.2 million in the six months ended March 31, 2021. Compensation and benefits increased $10.8 million, or 14%, to $86.2 million in the six months ended March 31, 2022 compared to $75.4 million in the six months ended March 31, 2021.
During the six months ended March 31, 2022, the increase in compensation and benefits was principally due to an increase in variable compensation due to improved performance as well as an increase in headcount. . During the six months ended March 31, 2022, the increase in selling and marketing expenses is principally due to the costs of holding our bi-annual global sales and strategy meeting in March 2022.
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
As of March 31, 2022, we had total equity of $1,005.6 million, outstanding loans under revolving credit facilities of $471.3 million, outstanding senior secured term loan of $165.3 million and $338.2 million outstanding on our senior secured notes, net of deferred financing costs.

A substantial portion of our assets are liquid. As of March 31, 2022, approximately 98% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
With respect to OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive the required payment from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models, as well as variation margin requirements based on the price movement of the commodity or security in which they transact. Our clients must make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
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
Commodities Inventory
In the ordinary course of business, we holds commodities inventory in third-party licensed grain facilities. As of March 31, 2022, we held title, in the form of warehouse receipts, to approximately 2.8 million bushels of soybeans, in multiple facilities owned by one third-party operator. On September 29, 2021, the above-mentioned third-party operator filed a petition for Chapter 11 bankruptcy, and a Chief Restructuring Officer (“CRO”) was assigned by the court to assist in administering the allocation of the grain on hand and proceeds from the sale of processed soybean products.
Since September 29, 2021, under the supervision of the CRO, the grain facility continued to process soybeans and sell product to external third parties, with proceeds from sales collected into an independently held trust account. Since September 29, 2021, there have been numerous filings with the court, and the deadline for the final disposition of grain or the proceeds of grain was scheduled for May 2, 2022. On April 13, 2022, we filed a joint motion, along with numerous other interested parties, with the court to extend the deadline for the final disposition of grain or the proceeds of grain to a future date to be determined following the setting of the final determination hearing. This was done to facilitate additional settlement discussions among the parties and to further certain agreements already made.
On May 2, 2022, the Bankruptcy court approved a settlement agreement entered into by our subsidiary StoneX Commodity Solutions, LLC, certain banks, farmer groups and other parties to provide for the distribution of bankruptcy proceeds and assets. The settlement agreement order does not dispose of claims by certain farmer groups and the Bankruptcy court is expected to rule on these claims during May 2022, at which time the final amount to be received in respect of the approximately 2.8 million soybean bushels we hold title to will be determined.
There is uncertainty as to whether the amount expected to be received through the bankruptcy proceedings will be sufficient to cover the asset value of the soybean bushels, and we continue to evaluate our insurance coverage under applicable policies in-force, to cover any potential shortfall, and discussions with our insurance carrier are ongoing. During the three months ended March 31, 2022, we recorded an allowance of $3.0 million relating to a potential shortfall in the proceeds it receives from the final adjudication disposition (including settlements reached) of this matter. As of March 31, 2022, receivables from clients, net in the condensed consolidated balance sheet includes $31.6 million related to this matter. There can be no assurance as to the outcome of the final adjudication (including settlements reached) or our ability to recover incurred loss through insurance coverage.
OptionSellers
In November 2018, balances in approximately 300 accounts of the futures commission merchant (“FCM”) division of our wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards.  OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of March 31, 2022, the Net Client Accounts Receivable was $28.1 million, with no individual account receivable exceeding $1.4 million. As of March 31, 2022, StoneX Financial Inc. has an allowance against these uncollected balances of $8.0 million. Previously, StoneX Financial Inc. recognized a cumulative-effect adjustment to record an allowance against these uncollected balances of $8.2 million, as part of its CECL implementation, effective October 1, 2020. StoneX Financial Inc. will continue considering information in determining any changes in the allowance against the carrying value of these uncollected balances, while StoneX Financial Inc. continues to pursue collecting these receivables. Further, we believe we have a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of March 31, 2022 and September 30, 2021, were $21.2 billion and $18.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with commodity exchanges prior to collecting margin funds from clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, Gain Capital Group, LLC, and StoneX Markets LLC are restricted from being transferred to the parent or other affiliates due to specific regulatory requirements. These restrictions do not significantly impact our ability to meet our cash obligations, and that is not expected to change in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high-quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and highly-rated money market investments.
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $16.6 million and $128.8 million for the six months ended March 31, 2022 and 2021, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of March 31, 2022, we had four committed bank credit facilities, totaling $851.5 million, of which $515.3 million was outstanding. The credit facilities include:
•A three-year syndicated loan facility, which includes a $236.1 million revolving credit facility and a $196.5 million original value Term Loan, committed until August 22, 2022, under which we are currently entitled to borrow up to $401.5 million, subject to certain terms and conditions of the credit agreement. This credit facility will continue to be used to finance the Company’s working capital requirements and capital expenditures. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of our subsidiaries that guarantee the credit facility. The Company is required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance with the remaining balance due on the maturity date. Amounts repaid on the Term Loan may not be reborrowed.
•An unsecured syndicated loan facility committed until March 31, 2023, under which our subsidiary, StoneX Financial Inc. is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated loan facility committed until July 28, 2022, under which our subsidiary, StoneX Commodity Solutions LLC is entitled to borrow up to $325.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2022, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2022, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended March 31, 2022, interest expense directly attributable to trading activities includes $10.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $21.1 million in connection with securities lending activities.
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. As reflected above, the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2022. On April 21, 2022, the Company amended its senior secured syndicated loan facility to expand the revolving credit to $475.0 million and extend it through April 2025. Prior to the amendment, the senior secured credit facility was comprised of a $236.0 million revolving credit facility and a $165.0 million Term Loan A facility, which were both replaced with a $475.0 million revolving credit facility. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
As of March 31, 2022, we had four uncommitted bank credit facilities with a total outstanding balance of $113.0 million. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. As of March 31, 2022, there was no outstanding balance on this facility.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow requested amounts for short term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. As of March 31, 2022, there was $68.0 million outstanding balance on this facility.
•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. As of March 31, 2022, there was $45.0 million outstanding on this facility.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their regulatory capital requirements as of March 31, 2022. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer, and under these capital rules is subject to prescribed minimum regulatory capital requirements. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, with StoneX Markets LLC falling in the final compliance date tier of September 2022.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $2,300.0 million from $6,509.5 million as of September 30, 2021 to $8,809.5 million as of March 31, 2022. During the six months ended March 31, 2022, net cash of $2,102.0 million was provided by operating activities, $24.1 million was used in investing activities and net cash of $222.2 million was provided by financing activities.
Net cash provided by financing activities during the six months ended March 31, 2022 included significant inflows from payables to lenders under 90 days of $232.7 million, offset by the required principal payments of $4.9 million made during the period against the senior term loan. Further outflows related to repayments on our revolving line of credit with maturities greater than 90 days exceeding borrowings by $10.0 million. Also, we recorded $5.9 million in funds received for stock option exercises.
We continuously evaluate opportunities to expand our business. Investing activities include $24.3 million in capital expenditures for property and equipment during the six months ended March 31, 2022 compared to $40.0 million during the prior year. The fluctuation in capital expenditures is principally related to leasehold improvement projects for new office space and purchasing our aircraft in the prior year.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.1 million.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities and debt securities markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits, and market limits change as market conditions change. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2022 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2022 and September 30, 2021, at fair value of the related financial instruments, totaling $2,781.8 million and $1,771.2 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2022, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2022. The totals of $2,781.8 million and $1,771.2 million include a net liability of $460.1 million and $368.5 million for derivatives, based on their fair value as of March 31, 2022 and September 30, 2021, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021.
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
Other Accounting Policies
Note 1 to the Consolidated Financial Statements included within the most recent Annual Report filed on Form 10-K includes our significant accounting policies. There have been no material changes to these policies, except as described below:
During the three months ended December 31, 2021, the Company began executing interest rate swaps, which it designated as hedging instruments. The financial statement impact related to these activities became more significant in the three months ended March 31, 2022, with the previous quarter’s effects being negligible. The Company accounted for its interest rate swaps under ASC 815-30-35-3, which dictates that, given continued highly effective character of the hedging instrument, changes in fair value be recorded within other comprehensive income. Swap settlements will be reclassified to earnings, net of accruals, in the period in which a given swap is settled.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2022.

Marked-to-Market Revenues
Number of Days
25
20
15
10
5
0
2
6
1
8
14
20
22
15
8
10
6
7
3
2
6
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000 to $13,000
$13,000 to $14,000
Greater than $14,000
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated or better money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of March 31, 2022, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.9 million less in annual net income, assuming an effective tax rate of 27.5%.

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
We manage interest expense using a combination of variable and fixed rate debt. As of March 31, 2022, $636.7 million of outstanding principal debt was variable-rate debt. The variable-rate debt instruments are carried at their unpaid principal balance which approximates fair value. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2022, $348.4 million of outstanding principal debt was fixed-rate long-term debt. As of March 31, 2022, the fixed-rate debt had a fair value of $364.8 million.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of March 31, 2022.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2022 to January 31, 2022	—	$—	—	1,000,000
February 1, 2022 to February 28, 2022	—	—	—	1,000,000
March 1, 2022 to March 31, 2022	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	May 4, 2022	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 4, 2022	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer