Form 10-Q
period 2022-06-30
StoneX Group Inc.
filed 2022-08-03
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 1, 2022, there were 20,261,564 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$1,363.7	$1,109.6
Cash, securities and other assets segregated under federal and other regulations (including $21.5 million and $14.1 million at fair value at June 30, 2022 and September 30, 2021, respectively)	2,543.8	2,274.4
Collateralized transactions:
Securities purchased under agreements to resell	1,716.2	2,239.9
Securities borrowed	1,108.7	2,163.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,543.1 million and $1,070.6 million at fair value at June 30, 2022 and September 30, 2021, respectively)	7,260.1	5,292.9
Receivable from clients, net (including $(21.2) million and $2.6 million at fair value at June 30, 2022 and September 30, 2021, respectively)	627.6	461.1
Notes receivable, net	5.0	6.1
Income taxes receivable	9.2	26.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,040.8 million and $843.3 million at June 30, 2022 and September 30, 2021, respectively)	3,733.5	4,354.6
Physical commodities inventory, net (including $396.0 million and $359.9 million at fair value at June 30, 2022 and September 30, 2021, respectively)	564.2	447.5
Deferred income taxes, net	43.0	35.1
Property and equipment, net	109.8	93.3
Operating right of use assets	113.8	125.3
Goodwill and intangible assets, net	90.0	100.8
Other assets	120.2	109.3
Total assets	$19,408.8	$18,839.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.0 million and $2.8 million at fair value at June 30, 2022 and September 30, 2021, respectively)	$337.2	$305.1
Operating lease liabilities	133.9	146.6
Payables to:
Clients (including $624.9 million and $291.5 million at fair value at June 30, 2022 and September 30, 2021, respectively)	10,146.9	7,835.9
Broker-dealers, clearing organizations and counterparties (including $6.5 million and $12.7 million at fair value at June 30, 2022 and September 30, 2021, respectively)	430.7	613.5
Lenders under loans	508.2	248.6
Senior secured borrowings, net	338.9	507.0
Income taxes payable	25.0	13.2
Collateralized transactions:
Securities sold under agreements to repurchase	2,807.7	4,340.9
Securities loaned	1,095.5	2,153.6
Financial instruments sold, not yet purchased, at fair value	2,537.5	1,771.2
Total liabilities	18,361.5	17,935.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,864,795 issued and 20,257,472 outstanding at June 30, 2022 and 22,431,233 issued and 19,823,910 outstanding at September 30, 2021	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at June 30, 2022 and 2,607,323 shares at September 30, 2021	(69.3)	(69.3)
Additional paid-in-capital	334.7	315.7
Retained earnings	837.3	682.5
Accumulated other comprehensive loss, net	(55.6)	(25.1)
Total equity	1,047.3	904.0
Total liabilities and stockholders' equity	$19,408.8	$18,839.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues:
Sales of physical commodities	$18,431.0	$9,785.9	$48,214.1	$29,473.7
Principal gains, net	295.2	232.1	869.8	700.7
Commission and clearing fees	126.9	124.0	381.6	373.2
Consulting, management, and account fees	27.7	22.3	77.2	67.4
Interest income	50.1	27.8	112.3	72.4
Total revenues	18,930.9	10,192.1	49,655.0	30,687.4
Cost of sales of physical commodities	18,402.1	9,760.6	48,131.0	29,404.4
Operating revenues	528.8	431.5	1,524.0	1,283.0
Transaction-based clearing expenses	74.7	67.1	222.1	207.3
Introducing broker commissions	41.2	41.8	122.7	120.8
Interest expense	28.1	14.5	57.9	35.5
Interest expense on corporate funding	10.7	10.1	33.1	31.1
Net operating revenues	374.1	298.0	1,088.2	888.3
Compensation and other expenses:
Compensation and benefits	202.2	177.3	584.3	515.9
Trading systems and market information	16.0	14.4	49.0	42.9
Professional fees	13.2	9.5	38.9	27.8
Non-trading technology and support	12.9	11.3	38.7	32.8
Occupancy and equipment rental	9.2	9.7	26.7	25.8
Selling and marketing	16.0	8.1	41.3	23.4
Travel and business development	4.9	1.3	10.8	2.8
Communications	2.0	2.3	6.0	7.0
Depreciation and amortization	11.7	9.7	32.1	26.7
Bad debt (recovery) expense, net	(0.7)	1.3	11.4	3.7
Other	15.8	10.7	44.6	33.9
Total compensation and other expenses	303.2	255.6	883.8	742.7
Other gain	—	3.6	6.4	3.6
Income before tax	70.9	46.0	210.8	149.2
Income tax expense	21.8	11.8	56.0	40.2
Net income	$49.1	$34.2	$154.8	$109.0
Earnings per share:
Basic	$2.42	$1.72	$7.69	$5.53
Diluted	$2.37	$1.67	$7.52	$5.38
Weighted-average number of common shares outstanding:
Basic	19,634,450	19,255,452	19,529,843	19,102,244
Diluted	20,109,992	19,855,226	19,984,898	19,669,397
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$49.1	$34.2	$154.8	$109.0
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	(5.4)	4.0	(5.5)	16.3
Cash flow hedges	(6.8)	—	(25.0)	—
Other comprehensive (loss)/gain, net of tax	(12.2)	4.0	(30.5)	16.3
Comprehensive income	$36.9	$38.2	$124.3	$125.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$154.8	$109.0
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	32.1	26.7
Amortization of right of use assets	12.1	6.5
Bad debt expense, net	11.4	3.7
Deferred income taxes	0.4	2.2
Amortization of debt issuance costs	3.5	2.9
Amortization of share-based compensation	12.8	10.3
Gain on sale of property and equipment	—	(0.5)
Bargain purchase gain on acquisition	—	(3.3)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(7.3)	(8.1)
Securities purchased under agreements to resell	523.7	(331.0)
Securities borrowed	1,054.4	(257.3)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(2,931.3)	(164.1)
Receivables from clients, net	(176.7)	(217.8)
Notes receivable, net	1.1	(4.9)
Income taxes receivable	17.4	(0.5)
Financial instruments owned, at fair value	621.1	(739.5)
Physical commodities inventory, net	(117.9)	(203.7)
Other assets	(12.4)	(13.7)
Accounts payable and other accrued liabilities	36.4	35.2
Operating lease liabilities	(13.3)	(2.4)
Payables to clients	2,311.0	1,488.5
Payables to broker-dealers, clearing organizations, and counterparties	(182.8)	(162.0)
Income taxes payable	11.8	(6.3)
Securities sold under agreements to repurchase	(1,533.2)	472.1
Securities loaned	(1,058.1)	258.4
Financial instruments sold, not yet purchased, at fair value	733.0	1,078.2
Net cash (used in)/provided by operating activities	(496.0)	1,378.6
Cash flows from investing activities:
Cash paid for acquired intangible assets and business acquisitions, net	(0.2)	(0.4)
Proceeds from sale of property, plant, and equipment	—	3.1
Sale of exchange memberships and common stock	0.2	—
Purchases of property and equipment	(37.6)	(53.5)
Net cash used in investing activities	(37.6)	(50.8)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	269.6	1.6
Proceeds from payables to lenders under loans with maturities greater than 90 days	452.0	143.4
Repayments of payables to lenders under loans with maturities greater than 90 days	(462.0)	(148.4)
Repayments of senior secured term loan	(170.3)	(7.4)
Repayment of senior secured notes	—	(1.6)
Issuance of note payable	—	9.0
Deferred payments on acquisitions	(1.5)	(1.7)
Payment of contingent consideration	(2.8)	—
Repurchase of common stock	—	(3.1)
Exercise of stock options	6.2	7.6
Net cash provided by/(used in) financing activities	91.2	(0.6)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(5.5)	16.7
Net (decrease)/increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(447.9)	1,343.9
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,509.5	4,468.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,061.6	$5,812.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$85.4	$58.0
Income taxes paid, net of cash refunds	$25.4	$44.7
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$0.5
Acquisition of business:
Assets acquired	$—	$0.1
Liabilities assumed	—	(0.2)
Total net liabilities assumed	$—	$(0.1)
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2022	2021
Cash and cash equivalents	$1,363.7	$1,075.6
Cash segregated under federal and other regulations(1)	2,522.3	2,229.5
Securities segregated under federal and other regulations(1)	0.1	75.0
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,910.0	2,245.0
Securities segregated and pledged to exchange-clearing organizations(2)	265.5	187.2
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$6,061.6	$5,812.3

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $21.4 million and $21.0 million as of June 30, 2022 and 2021, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,084.6 million and $2,185.4 million as of June 30, 2022 and 2021, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2021	$0.2	$(57.6)	$304.4	$641.0	$(27.8)	$860.2
Net income	—	—	—	34.2	—	34.2
Other comprehensive loss, net of tax	—	—	—	—	4.0	4.0
Exercise of stock options	—	—	2.3	—	—	2.3
Share-based compensation	—	—	3.8	—	—	3.8
Repurchase of common stock	—	(3.1)	—	—	—	(3.1)
Balances as of June 30, 2021	$0.2	$(60.7)	$310.5	$675.2	$(23.8)	$901.4

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6
Net income	—	—	—	49.1	—	49.1
Other comprehensive loss, net of tax	—	—	—	—	(12.2)	(12.2)
Exercise of stock options	—	—	0.3	—	—	0.3
Share-based compensation	—	—	4.5	—	—	4.5
Balances as of June 30, 2022	$0.2	$(69.3)	$334.7	$837.3	$(55.6)	$1,047.3

	Nine Months Ended June 30, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	109.0	—	109.0
Other comprehensive income, net of tax	—	—	—	—	16.3	16.3
Exercise of stock options	—	—	7.6	—	—	7.6
Share-based compensation	—	—	10.3	—	—	10.3
Repurchase of common stock	$—	(3.1)	$—	$—	$—	(3.1)
Balances as of June 30, 2021	$0.2	$(60.7)	$310.5	$675.2	$(23.8)	$901.4

	Nine Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	154.8	—	154.8
Other comprehensive loss, net of tax	—	—	—	—	(30.5)	(30.5)
Exercise of stock options	—	—	6.2	—	—	6.2
Share-based compensation	—	—	12.8	—	—	12.8
Balances as of June 30, 2022	$0.2	$(69.3)	$334.7	$837.3	$(55.6)	$1,047.3
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
Operating results for interim periods are not necessarily indicative of the results that may be expected for the related full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (“COVID-19”) as of June 30, 2022 and through the date of this Form 10-Q.

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
Derivative instruments and hedging activities
The Company executes interest rate swaps to lessen uncertainty over interest rates and improve its interest revenue generation. The Company recognizes all derivative instruments as either assets or liabilities at fair value. For all of the Company’s derivative positions that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing any ineffective component of the hedge are recognized in current earnings. All of the Company’s cash flow hedges have been deemed effective as of June 30, 2022 for both accounting and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses.
Securities netting
During the quarter ended June 30, 2022, the Company began trading with a new clearing provider for its fixed income portfolio. This arrangement and related agreements meet the criteria for netting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Balance Sheet – Offsetting. Netting occurs within Securities purchased under agreements to resell and Securities sold under agreements to repurchase. More details can be found in Note 10.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2022	2021	2022	2021
Numerator:
Net income	$49.1	$34.2	$154.8	$109.0
Less: Allocation to participating securities	(1.5)	(1.1)	(4.5)	(3.2)
Net income allocated to common stockholders	$47.6	$33.1	$150.3	$105.8
Denominator:
Weighted average number of:
Common shares outstanding	19,634,450	19,255,452	19,529,843	19,102,244
Dilutive potential common shares outstanding:
Share-based awards	475,542	599,774	455,055	567,153
Diluted weighted-average common shares	20,109,992	19,855,226	19,984,898	19,669,397
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 443,275 and 271,277 shares of common stock for the three months ended June 30, 2022 and 2021, respectively, and options to purchase 463,991 and 169,378 shares of common stock for the nine months ended June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $0.0 million and $2.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of June 30, 2022 and September 30, 2021, respectively. The Company had no Level 3 assets as of June 30, 2022 and September 30, 2021.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2022 and September 30, 2021 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of June 30, 2022 and September 30, 2021.

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$5.2	$—	$—	$—	$5.2
Money market mutual funds	39.2	—	—	—	39.2
Cash and cash equivalents	44.4	—	—	—	44.4
Commodities warehouse receipts	21.4	—	—	—	21.4
U.S. Treasury obligations	0.1	—	—	—	0.1
Securities and other assets segregated under federal and other regulations	21.5	—	—	—	21.5
U.S. Treasury obligations	2,935.0	—	—	—	2,935.0
To be announced ("TBA") and forward settling securities	—	83.9	—	(63.5)	20.4
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	10,388.3	216.3	—	(10,031.3)	573.3
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	13,337.7	300.2	—	(10,094.8)	3,543.1
Receivables from clients, net - Derivatives	88.9	574.0		(684.1)	(21.2)
Equity securities	536.3	26.9	—	—	563.2
Corporate and municipal bonds	—	158.1	—	—	158.1
U.S. Treasury obligations	248.8	—	—	—	248.8
U.S. government agency obligations	—	237.9	—	—	237.9
Agency mortgage-backed obligations	—	2,207.6	—	—	2,207.6
Asset-backed obligations	—	70.6	—	—	70.6
Derivatives	0.6	957.7	—	(788.8)	169.5
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	20.8	—	—	—	20.8
Exchange firm common stock	12.3	—	—	—	12.3
Mutual funds and other	17.0	1.3	—	—	18.3
Financial instruments owned	835.8	3,686.5	—	(788.8)	3,733.5
Physical commodities inventory	165.0	231.0	—	—	396.0
Total assets at fair value	$14,493.3	$4,791.7	$—	$(11,567.7)	$7,717.3
Liabilities:
Payables to clients - Derivatives	10,412.2	232.6	—	(10,019.9)	624.9
TBA and forward settling securities	—	75.6	—	(61.8)	13.8
Derivatives	73.8	229.1	—	(310.2)	(7.3)
Payable to broker-dealers, clearing organizations and counterparties	73.8	304.7	—	(372.0)	6.5
Equity securities	409.3	23.6	—	—	432.9
Corporate and municipal bonds	—	57.8	—	—	57.8
U.S. Treasury obligations	1,548.8	—	—	—	1,548.8
U.S. government agency obligations	—	9.5	—	—	9.5
Agency mortgage-backed obligations	—	3.8	—	—	3.8
Derivatives	—	1,198.1	—	(752.5)	445.6
Cash flow hedges	—	33.3	—	—	33.3
Other	—	5.8	—	—	5.8
Financial instruments sold, not yet purchased	1,958.1	1,331.9	—	(752.5)	2,537.5
Total liabilities at fair value	$12,444.1	$1,869.2	$—	$(11,144.4)	$3,168.9
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$7.9	$—	$—	$—	$7.9
Money market mutual funds	12.9	—	—	—	12.9
Cash and cash equivalents	20.8	—	—	—	20.8
Commodities warehouse receipts	13.9	—	—	—	13.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	14.1	—	—	—	14.1
U.S. Treasury obligations	798.5	—	—	—	798.5
TBA and forward settling securities	—	59.1	—	(40.1)	19.0
Foreign government obligations	12.2	—	—	—	12.2
Derivatives	4,475.8	167.4	—	(4,402.3)	240.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,286.5	226.5	—	(4,442.4)	1,070.6
Receivables from clients, net - Derivatives	—	413.7		(411.1)	2.6
Equity securities	512.4	14.6	—	—	527.0
Corporate and municipal bonds	—	150.8	—	—	150.8
U.S. Treasury obligations	433.1	—	—	—	433.1
U.S. government agency obligations	—	327.6	—	—	327.6
Agency mortgage-backed obligations	—	2,599.8	—	—	2,599.8
Asset-backed obligations	—	110.4	—	—	110.4
Derivatives	0.6	644.1	—	(500.4)	144.3
Commodities leases	—	18.1	—	—	18.1
Commodities warehouse receipts	21.4	—	—	—	21.4
Exchange firm common stock	11.6	—	—	—	11.6
Mutual funds and other	10.5	—	—	—	10.5
Financial instruments owned	989.6	3,865.4	—	(500.4)	4,354.6
Physical commodities inventory	111.2	248.7	—	—	359.9
Total assets at fair value	$6,422.2	$4,754.3	$—	$(5,353.9)	$5,822.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	4,413.8	156.1		(4,278.4)	291.5
TBA and forward settling securities	—	52.2	—	(39.5)	12.7
Derivatives	63.1	239.4	—	(302.5)	—
Payable to broker-dealers, clearing organizations and counterparties	63.1	291.6	—	(342.0)	12.7
Equity securities	429.9	6.2	—	—	436.1
Corporate and municipal bonds	—	51.1	—	—	51.1
U.S. Treasury obligations	851.2	—	—	—	851.2
Agency mortgage-backed obligations	—	63.4	—	—	63.4
Derivatives	3.2	700.3	—	(335.0)	368.5
Commodities leases	—	0.9	—	—	0.9
Financial instruments sold, not yet purchased	1,284.3	821.9	—	(335.0)	1,771.2
Total liabilities at fair value	$5,761.2	$1,269.6	$2.8	$(4,955.4)	$2,078.2
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2022 and September 30, 2021 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 9, with a carrying value of $338.9 million as of June 30, 2022. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of June 30, 2022, the Senior Secured Notes had a fair value of $351.7 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2022 and September 30, 2021 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2022. The total financial instruments sold, not yet purchased of $2,537.5 million and $1,771.2 million as of June 30, 2022 and September 30, 2021, respectively, includes $478.9 million and $368.5 million for derivative contracts, respectively, which represented a liability to the Company based on their fair values as of June 30, 2022 and September 30, 2021.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2022 and September 30, 2021. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2022		September 30, 2021
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$5,579.8	$5,587.9	$3,904.1	$3,904.7
OTC commodity derivatives	993.6	1,050.8	803.4	761.3
Exchange-traded foreign exchange derivatives	414.4	414.4	119.9	119.9
OTC foreign exchange derivatives	464.2	400.7	216.9	185.5
Exchange-traded interest rate derivatives	3,623.8	3,623.8	245.9	249.0
OTC interest rate derivatives	127.4	115.2	56.4	54.9
Exchange-traded equity index derivatives	859.8	859.9	206.5	206.5
OTC equity and indices derivatives	162.8	93.1	148.5	94.1
TBA and forward settling securities	83.9	75.6	59.1	52.2
Subtotal	12,309.7	12,221.4	5,760.7	5,628.1
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	33.3	—	—
Subtotal	—	33.3	—	—
Gross fair value of derivative contracts	$12,309.7	$12,254.7	$5,760.7	$5,628.1
Impact of netting and collateral	(11,567.7)	(11,144.4)	(5,353.9)	(4,955.4)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$593.7		$259.9
Total fair value included in Receivables from clients, net	$(21.2)		$2.6
Total fair value included in Financial instruments owned, at fair value	$169.5		$144.3
Total fair value included in Payables to clients		$624.9		$291.5
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$6.5		$12.7
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$478.9		$368.5
(1)As of June 30, 2022 and September 30, 2021, the Company’s derivative contract volume for open positions was approximately 13.2 million and 11.1 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of June 30, 2022, the Company’s hedges will all mature approximately 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three and nine months ended June 30, 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. As of June 30, 2022, the Company had $1,000.0 million in notional value of its hedges. As of June 30, 2022, $5.4 million of derivative liabilities are expected to be released from Other comprehensive income into current earnings. The Company had no such hedges as of September 30, 2021 or during the three and nine months ended June 30, 2021. The fair values of derivative instruments designated for hedging held as of June 30, 2022 are as follow:

	June 30, 2022
(in millions)	Balance Sheet Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	NA	$—
Total derivatives designated as hedging instruments		$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$33.3
Total derivatives designated as hedging instruments		$33.3

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2022 are as follow:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
(in millions)	Interest Income	Interest Income
Total amounts in income related to hedges
Interest rate contracts	$0.1	$1.8
Total derivatives designated as hedging instruments	$0.1	$1.8

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income	$0.1	$1.8
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring	$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2022 are as follow:

	Three Months Ended June 30, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$6.8	Interest Income	$0.1
Total	$6.8		$0.1

	Nine Months Ended June 30, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$25.0	Interest Income	$1.8
Total	$25.0		$1.8

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2022 and 2021 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Commodities	$69.9	$75.0	$218.8	$138.2
Foreign exchange	47.5	25.8	127.2	87.3
Interest rate, equities, and indices	29.5	24.3	82.3	67.5
TBA and forward settling securities	66.2	(1.9)	158.2	(1.8)
Net gains from derivative contracts	$213.1	$123.2	$586.5	$291.2
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2022 and September 30, 2021 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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

Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.4 million as of June 30, 2022 and $1.3 million as of September 30, 2021. The allowance for doubtful accounts related to receivables from clients was $41.6 million and $38.5 million as of June 30, 2022 and September 30, 2021, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of June 30, 2022 and September 30, 2021.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2022 was as follows:

(in millions)
Balance as of September 30, 2021	$39.8
Provision for bad debts	8.4
Allowance charge-offs	(6.0)
Other(1)	0.8
Balance as of June 30, 2022	$43.0
(1) Allowance increase is related to a recoverable amount due from an affiliated party.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	June 30, 2022	September 30, 2021
Physical Ag & Energy(1)	$231.1	$248.6
Precious metals - held by broker-dealer subsidiary(2)	165.0	111.2
Precious metals - held by non-broker-dealer subsidiaries(3)	168.1	87.7
Physical commodities inventory, net	$564.2	$447.5
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments are as follows:

(in millions)	June 30, 2022	September 30, 2021
Commercial	$32.5	$32.5
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Goodwill	$58.1	$58.1

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2022			September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$3.7	$(1.4)	$2.3	$3.7	$(0.9)	$2.8
Software programs/platforms	31.4	(20.1)	11.3	31.4	(13.3)	18.1
Customer base	37.8	(25.3)	12.5	37.7	(21.7)	16.0
Total intangible assets subject to amortization	72.9	(46.8)	26.1	72.8	(35.9)	36.9

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.8	—	5.8
Total intangible assets	$78.7	$(46.8)	$31.9	$78.6	$(35.9)	$42.7

Amortization expense related to intangible assets was $3.6 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $11.0 million and $11.2 million for the nine months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2022 (remaining three months)	$3.6
Fiscal 2023	12.7
Fiscal 2024	5.2
Fiscal 2025	1.9
Fiscal 2026 and thereafter	2.7
Total intangible assets subject to amortization	$26.1
Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $1,000.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility is available to the Company for general working capital requirements and capital expenditures. The facility was amended on April 21, 2022 to replace the $236.0 million revolving credit facility and a $165.0 million Term Loan A facility with a $475.0 million revolving credit facility and extend the maturity date to April 21, 2025. Prior to the amendment, the Company was required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance. During the nine months ended June 30, 2022, prior to its replacement, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million.
•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to commodity exchanges. The line of credit is subject to annual review and its continued availability is subject to StoneX Financial Inc.’s financial condition and operating results continuing to be satisfactory as set forth in the relevant agreement.

•A syndicated committed borrowing facility available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility was amended on July 28, 2022 to increase the amount available from $325.0 million to $400.0 million and extend the maturity date to July 28, 2024. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. The facility is guaranteed by the Company.
Uncommitted Credit Facilities
The Company has a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow short-term funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. The Company had $45.0 million and $25.0 million in borrowings outstanding under this credit facility as of June 30, 2022 and September 30, 2021, respectively.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility as of June 30, 2022 and September 30, 2021.
The Company has a secured, uncommitted loan facility under which StoneX Financial Inc. may borrow for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. The Company had $13.0 million outstanding under this credit facility as of June 30, 2022. There were no borrowings outstanding under this credit facility as of September 30, 2021.
The Company has secured, uncommitted loan facilities under which StoneX Financial Inc. may borrow up to $100.0 million for short-term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of June 30, 2022 and September 30, 2021.
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

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)
				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	June 30, 2022		September 30, 2021
Committed Credit Facilities
Term Loan	(1)	N/A	$—	$—	(3),(4)	$170.1
Revolving Line of Credit	(1)	April 21, 2025	475.0	170.0	(5)	—
Senior StoneX Group Inc. Committed Credit Facility			475.0	170.0		170.1
StoneX Financial Inc.	None	March 31, 2023	75.0	20.0	(5)	—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2024	400.0	252.0	(5)	215.0
StoneX Financial Ltd.	None	October 14, 2022	50.0	—	(5)	—
			$1,000.0	$442.0		$385.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	13.0	(5)	—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	45.0	(5)	25.0
Note Payable to Bank	Certain equipment			8.2	(5)	8.6
Senior Secured Notes	(2)			338.9	(3),(4)	336.9
Total outstanding borrowings				$847.1		$755.6

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
(3) Amounts outstanding under the Notes are reported net of unamortized original issue discount of $9.5 million, respectively.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, some of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2022. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2022, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2022 and September 30, 2021, financial instruments owned, at fair value of $2,040.8 million and $843.3 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
In addition, as of June 30, 2022 and September 30, 2021, the Company had pledged financial instruments owned, at fair value of $699.6 million and $2,359.6 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Condensed Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements with a fair value of $2,871.0 million and $1,157.9 million as of June 30, 2022 and September 30, 2021, respectively, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,058.1 million and $2,097.6 million as of June 30, 2022 and September 30, 2021, respectively.
At June 30, 2022 and September 30, 2021, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at June 30, 2022 and September 30, 2021, was $5,699.9 million and $4,399.8 million, respectively, of which $1,623.7 million and $1,031.1 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Condensed Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of June 30, 2022 and September 30, 2021 (in millions):

	June 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$4,510.1	$773.9	$238.2	$79.5	$5,601.7
Securities loaned	1,095.5	—	—	—	1,095.5
Gross amount of secured financing	$5,605.6	$773.9	$238.2	$79.5	$6,697.2

	September 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,949.8	$973.4	$137.5	$280.2	$4,340.9
Securities loaned	2,153.6	—	—	—	2,153.6
Gross amount of secured financing	$5,103.4	$973.4	$137.5	$280.2	$6,494.5

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of June 30, 2022 and September 30, 2021 (in millions):

Securities sold under agreements to repurchase	June 30, 2022	September 30, 2021
U.S. Treasury obligations	$1,393.3	$106.8
U.S. government agency obligations	428.8	354.6
Asset-backed obligations	189.3	255.9
Agency mortgage-backed obligations	3,364.4	3,536.2
Foreign government obligations	71.1	—
Corporate bonds	154.8	87.4
Total securities sold under agreement to repurchase	5,601.7	4,340.9

Securities loaned
Equity securities	1,095.5	2,153.6
Total securities loaned	1,095.5	2,153.6
Gross amount of secured financing	$6,697.2	$6,494.5
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,510.2	$(2,794.0)	$1,716.2
Securities borrowed	$1,108.7	$—	$1,108.7
Securities sold under agreements to repurchase	$5,601.7	$(2,794.0)	$2,807.7
Securities loaned	$1,095.5	$—	$1,095.5

	September 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,239.9	$—	$2,239.9
Securities borrowed	$2,163.1	$—	$2,163.1
Securities sold under agreements to repurchase	$4,340.9	$—	$4,340.9
Securities loaned	$2,153.6	$—	$2,153.6
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
On May 2, 2022, the Bankruptcy court approved a settlement agreement entered into by the Company’s subsidiary, StoneX Commodity Solutions LLC, certain banks, farmer groups and other parties to provide for the distribution of bankruptcy proceeds and assets. On May 27, 2022, StoneX Commodity Solutions LLC received $30.4 million from the final disposition of the proceeds of grain. The amount received through the bankruptcy proceedings was insufficient to cover the asset value of the soybean bushels, and the Company continues to evaluate its insurance coverage under applicable policies in-force, to cover the shortfall, and discussions with the Company’s insurance carriers are ongoing. As of June 30, 2022, receivables from clients, net, in the condensed consolidated balance sheet includes $1.2 million, net of an allowance of $3.0 million, relating to the shortfall in the proceeds the Company received in connection with the Bankruptcy court approved settlement agreement. There can be no assurance as to the Company’s ability to recover any amounts, relating to the shortfall in proceeds received, through insurance coverage.
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
A CTA is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of, and subject to audit by, the National Futures Association (“NFA”). OptionSellers is registered under a CFTC Rule 4.7 exemption for providing services only to “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the clients’ accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of June 30, 2022, the receivable from these client accounts, net of collections and other allowable deductions (the “Net Client Accounts Receivable”), was $27.4 million, with no individual account receivable exceeding $1.4 million. As of June 30, 2022, the allowance against these uncollected balances was $7.8 million. The Company believes it has a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. The Company will consider developments in these matters in determining changes in the allowance against the carrying value of these uncollected balances.
Additionally, StoneX Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. The Company believes that such cases are without merit and has, and will continue to, defend them vigorously. The ultimate outcome of these arbitrations cannot presently be determined; however, the Company believes the likelihood of a material adverse outcome is remote.
During July 2022, the Company prevailed in an arbitration proceeding involving accountholders that were clients of OptionSellers. The arbitration panel denied the claims against the Company for trading losses incurred by those accountholders and also ordered those accountholders to pay their outstanding deficit balances to the Company. This arbitration victory followed a similar outcome in a separate arbitration decision issued in January 2022, in which the arbitration panel also denied the claims against the Company for trading losses incurred by the shareholders and ordered the accountholders to pay their outstanding deficits to the Company. During the three months ended June 30, 2022, the Company also entered into settlements with certain other accountholders whereby certain of these accountholders agreed to pay their outstanding deficit balances (none of which settlements involved the Company making any payments in respect of trading losses). There can be no assurance as to the outcome of future arbitrations or the Company’s ability to collect on successful court-awarded client receivables.
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
As of June 30, 2022 and September 30, 2021, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2021.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2022, the Company had $1.3 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2022.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive income/(loss), net of tax	(5.5)	—	(25.0)	(30.5)
Balances as of June 30, 2022	$(28.2)	$(2.4)	$(25.0)	$(55.6)

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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 4.5% and 6.0% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively, and approximately 5.5% and 4.7% of the Company’s total revenues for the nine months ended June 30, 2022 and 2021.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$53.1	$51.8	$155.4	$147.5
OTC derivative brokerage	4.0	3.8	13.3	12.2
Equities and fixed income	15.4	13.2	47.1	47.0
Mutual funds	1.0	1.4	3.4	4.1
Insurance and annuity products	2.2	2.2	7.4	6.8
Other	0.6	0.9	2.3	1.2
Total sales-based commission	76.3	73.3	228.9	218.8
Trailing:
Mutual funds	3.4	3.7	10.9	10.6
Insurance and annuity products	3.9	4.4	12.5	12.5
Total trailing commission	7.3	8.1	23.4	23.1

Clearing fees	38.8	37.4	115.8	115.3
Trade conversion fees	3.0	3.2	9.0	8.9
Other	1.5	2.0	4.5	7.1
Total commission and clearing fees	126.9	124.0	381.6	373.2
Consulting, management, and account fees:
Underwriting fees	0.1	0.2	0.4	0.6
Asset management fees	11.5	9.8	33.5	27.8
Advisory and consulting fees	8.2	6.3	23.2	18.9
Sweep program fees	2.5	0.6	3.5	2.2
Client account fees	3.8	3.6	11.8	11.5
Other	1.6	1.8	4.8	6.4
Total consulting, management, and account fees	27.7	22.3	77.2	67.4
Sales of physical commodities:
Precious metals sales	696.0	470.0	2,283.3	994.3
Total revenues from contracts with clients	$850.6	$616.3	$2,742.1	$1,434.9

Method of revenue recognition:
Point-in-time	$821.1	$591.5	$2,658.5	$1,362.9
Time elapsed	29.5	24.8	83.6	72.0
Total revenues from contracts with clients	850.6	616.3	2,742.1	1,434.9
Other sources of revenues
Physical precious metals trading	16,808.1	8,817.1	43,334.7	26,997.4
Physical agricultural and energy product trading	926.9	498.8	2,596.1	1,482.0
Principal gains, net	295.2	232.1	869.8	700.7
Interest income	50.1	27.8	112.3	72.4
Total revenues	$18,930.9	$10,192.1	$49,655.0	$30,687.4

Total revenues by primary geographic region:
United States	$1,278.3	$808.2	$3,607.6	$2,420.7
Europe	813.1	542.7	2,631.3	1,205.2
South America	21.7	20.2	63.0	49.3
Middle East and Asia	16,814.7	8,818.7	43,345.4	27,005.8
Other	3.1	2.3	7.7	6.4
Total revenues	$18,930.9	$10,192.1	$49,655.0	$30,687.4

Operating revenues by primary geographic region:
United States	$354.7	$310.3	$1,023.3	$946.2
Europe	125.8	77.2	364.8	224.8
South America	21.7	19.9	63.0	49.0
Middle East and Asia	23.5	21.6	65.3	56.4
Other	3.1	2.5	7.6	6.6
Total operating revenues	$528.8	$431.5	$1,524.0	$1,283.0

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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Non-income taxes	$4.6	$4.1	$13.7	$11.4
Insurance	2.8	1.6	8.2	5.3
Employee related expenses	2.9	1.8	6.9	5.1
Other direct business expenses	2.5	1.3	6.9	4.6
Membership fees	0.6	0.8	2.4	2.0
Director and public company expenses	0.3	0.3	1.3	1.1
Office expenses	0.4	0.2	1.2	0.9
Other expenses	1.7	0.6	4.0	3.5
Total other expenses	$15.8	$10.7	$44.6	$33.9
During the quarter ended December 31, 2021, the Company modified its Other expenses presentation to better explain its current entities and businesses. Prior year values have been adjusted to reflect this format, but total Other expenses has not changed within this footnote or the condensed consolidated income statements.
Note 15 – Income Taxes
The income tax provision for interim periods comprises income tax on ordinary income/(loss) figures provided at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income/(loss) and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income (“GILTI”), and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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

Current and Prior Period Tax Expense
Income tax expense of $21.8 million and $11.8 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $56.0 million and $40.2 million for the nine months ended June 30, 2022 and 2021, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended June 30, 2022 and 2021, the Company’s effective tax rate was 31% and 26%, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The effective tax rate was higher in the three months ended June 30, 2022 compared to June 30, 2021 as a result of the mix in the amount of foreign earnings taxed a higher tax rates, as well as the three months ended June 30, 2021 including a non-taxable gain on acquisition of $3.3 million.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2022. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2022
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$352.7	$233.8
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$403.0	$358.0
Gain Capital Group, LLC	CFTC and NFA	$55.8	$29.1
StoneX Markets LLC	CFTC and NFA	$182.7	$127.9
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2022, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,500 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total revenues:
Commercial	$18,368.7	$9,449.3	$47,984.8	$28,831.2
Institutional	209.1	173.0	573.2	530.1
Retail	312.1	541.2	978.0	1,236.9
Global Payments	44.3	35.0	127.7	102.9
Corporate Unallocated	2.9	(2.0)	6.9	(1.3)
Eliminations	(6.2)	(4.4)	(15.6)	(12.4)
Total	$18,930.9	$10,192.1	$49,655.0	$30,687.4
Operating revenues:
Commercial	$170.2	$152.2	$506.9	$402.1
Institutional	209.1	173.0	573.2	530.1
Retail	108.5	77.7	324.9	261.6
Global Payments	44.3	35.0	127.7	102.9
Corporate Unallocated	2.9	(2.0)	6.9	(1.3)
Eliminations	(6.2)	(4.4)	(15.6)	(12.4)
Total	$528.8	$431.5	$1,524.0	$1,283.0
Net operating revenues (loss):
Commercial	$141.9	$125.0	$427.4	$325.8
Institutional	126.4	111.1	352.1	340.2
Retail	77.9	45.9	229.5	168.7
Global Payments	41.4	33.1	120.6	97.5
Corporate Unallocated	(13.5)	(17.1)	(41.4)	(43.9)
Total	$374.1	$298.0	$1,088.2	$888.3
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$101.9	$86.9	$302.2	$225.5
Institutional	74.7	69.9	214.4	212.3
Retail	71.7	41.9	212.4	156.0
Global Payments	33.6	26.5	97.6	78.3
Total	$281.9	$225.2	$826.6	$672.1
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$72.5	$60.4	$208.1	$148.1
Institutional	47.7	46.5	129.6	143.3
Retail	26.3	6.0	95.2	55.9
Global Payments	24.6	20.3	73.0	60.1
Total	$171.1	$133.2	$505.9	$407.4
Reconciliation of segment income to income before tax:
Segment income	$171.1	$133.2	$505.9	$407.4
Net costs not allocated to operating segments	(100.2)	(90.8)	(295.1)	(261.8)
Other gain	—	3.6	—	3.6
Income before tax	$70.9	$46.0	$210.8	$149.2

(in millions)	As of June 30, 2022	As of September 30, 2021
Total assets:
Commercial	$4,883.5	$3,969.9
Institutional	11,867.3	12,403.3
Retail	1,558.6	1,380.9
Global Payments	543.0	243.8
Corporate Unallocated	556.4	841.7
Total	$19,408.8	$18,839.6

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 3,500 employees as of June 30, 2022. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
Executive Summary
The third quarter of fiscal 2022 was marked with the effects of widespread inflationary pressures on global markets, sharp increases in short term interest rates and continued volatility in both financial and physical markets. The impact of these effects resulted in increased volumes across all of our product offerings during the three months ended June 30, 2022, as well as a significant increase in interest and fee income earned on client balances. For the three months ended June 30, 2022, we had record operating revenues in our Institutional and Global Payment segments as well as strong operating revenue growth in our Commercial and Retail segments.
Operating revenues increased $97.3 million, or 23%, to $528.8 million in the three months ended June 30, 2022 compared to $431.5 million in the three months ended June 30, 2021, led by our Institutional segment, which added $36.1 million compared to the three months ended June 30, 2021. In addition, our Retail and Commercial segments added $30.8 million and $18.0 million, respectively, compared to the three months ended June 30, 2021, while our Global Payments segment added $9.3 million.
Interest and fee income on client balances increased $14.5 million, or 207%, to $21.5 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, principally driven by growth in our client balances, as the average client equity increased $2.2 billion, or 55%, to $6.1 billion and the average money-market/FDIC sweep balances increased $0.3 billion, or 16%, to $1.9 billion in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Overall segment income increased $37.9 million, or 28%, to $171.1 million in the three months ended June 30, 2022 compared to $133.2 million in the three months ended June 30, 2021. This growth in segment income was led by our Retail segment which increased $20.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, principally as a result of strong growth in operating revenues derived from FX/Contract for Difference (“CFD”) contracts. The growth in retail segment operating revenues was partially offset by a $9.5 million increase in non-variable direct expenses compared to the three months ended June 30, 2021.
Segment income in our Commercial segment increased $12.1 million compared to the three months ended June 30, 2021, principally as a result of strong growth in operating revenues derived from physical contracts as a result of heightened demand for precious metals in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This growth was partially offset by a $2.9 million increase in non-variable direct expenses compared to the three months ended June 30, 2021.
Segment income in Global Payments increased $4.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, principally as a result of a 20% increase in average daily volume (“ADV”) and a 9% increase in rate per million (“RPM”) of global payments transacted.
Segment income in our Institutional segment increased $1.2 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as a 21% growth in operating revenues was principally offset by an $11.8 million increase in interest expense, a $10.5 million increase in variable compensation and a $3.6 million increase in non-variable direct expenses, compared to the three months ended June 30, 2021.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the three months ended June 30, 2022 compared to 58% in the three months ended June 30, 2021. Non-variable expenses, excluding bad debts, increased $28.1 million, period-over-period, principally due to higher selling and marketing expenses, fixed compensation and benefits, trading system and market information, professional fees, non-trading technology, travel and business development expenses and depreciation and amortization.
Our net income increased $14.9 million to $49.1 million in the three months ended June 30, 2022 compared to $34.2 million in the three months ended June 30, 2021. Diluted earnings per share were $2.37 for the three months ended June 30, 2022 compared to $1.67 in the three months ended June 30, 2021.

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

Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$18,431.0	$9,785.9	88%	$48,214.1	$29,473.7	64%
Principal gains, net	295.2	232.1	27%	869.8	700.7	24%
Commission and clearing fees	126.9	124.0	2%	381.6	373.2	2%
Consulting, management, and account fees	27.7	22.3	24%	77.2	67.4	15%
Interest income	50.1	27.8	80%	112.3	72.4	55%
Total revenues	18,930.9	10,192.1	86%	49,655.0	30,687.4	62%
Cost of sales of physical commodities	18,402.1	9,760.6	89%	48,131.0	29,404.4	64%
Operating revenues	528.8	431.5	23%	1,524.0	1,283.0	19%
Transaction-based clearing expenses	74.7	67.1	11%	222.1	207.3	7%
Introducing broker commissions	41.2	41.8	(1)%	122.7	120.8	2%
Interest expense	28.1	14.5	94%	57.9	35.5	63%
Interest expense on corporate funding	10.7	10.1	6%	33.1	31.1	6%
Net operating revenues	374.1	298.0	26%	1,088.2	888.3	23%
Compensation and benefits	202.2	177.3	14%	584.3	515.9	13%
Bad debt (recovery) expense, net	(0.7)	1.3	(154)%	11.4	3.7	208%
Other expenses	101.7	77.0	32%	288.1	223.1	29%
Total compensation and other expenses	303.2	255.6	19%	883.8	742.7	19%
Other gain	—	3.6	(100)%	6.4	3.6	78%
Income before tax	70.9	46.0	54%	210.8	149.2	41%
Income tax expense	21.8	11.8	85%	56.0	40.2	39%
Net income	$49.1	$34.2	44%	$154.8	$109.0	42%

Balance Sheet information:				June 30, 2022	June 30, 2021	% Change
Total assets				$19,408.8	$16,799.8	16%
Payables to lenders under loans				$508.2	$273.7	86%
Senior secured borrowings, net				$338.9	$508.7	(33)%
Stockholders’ equity				$1,047.3	$901.4	16%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Operating Revenues (in millions):
Listed derivatives	$106.1	$101.8	4%	$329.7	$297.9	11%
Over-the-counter (“OTC”) derivatives	50.2	49.7	1%	159.3	109.0	46%
Securities	154.6	137.1	13%	428.6	421.5	2%
FX / Contract For Difference (“CFD”) contracts	86.8	51.8	68%	257.9	186.3	38%
Global payments	42.8	34.1	26%	124.2	100.5	24%
Physical contracts	50.8	37.2	37%	132.4	110.5	20%
Interest / fees earned on client balances	21.5	7.0	207%	40.2	18.1	122%
Other	19.3	19.2	1%	60.4	52.9	14%
Corporate Unallocated	2.9	(2.0)	n/m	6.9	(1.3)	n/m
Eliminations	(6.2)	(4.4)	41%	(15.6)	(12.4)	26%
	$528.8	$431.5	23%	$1,524.0	$1,283.0	19%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	41,049	35,756	15%	119,796	110,097	9%
Listed derivatives, average rate per contract (1)	$2.41	$2.75	(12)%	$2.60	$2.59	—%
Average client equity - listed derivatives (millions)	$6,145	$3,967	55%	$5,362	$3,735	44%
OTC derivatives (contracts, 000’s)	730	771	(5)%	2,231	1,889	18%
OTC derivatives, average rate per contract	$69.16	$64.17	8%	$71.64	$57.27	25%
Securities average daily volume (“ADV”) (millions)	$6,602	$2,901	128%	$4,252	$2,687	58%
Securities rate per million (“RPM”) (2)	$314	$603	(48)%	$434	$681	(36)%
Average money market / FDIC sweep client balances (millions)	$1,863	$1,611	16%	$1,730	$1,431	21%
FX / CFD contracts ADV (millions)	$13,147	$9,650	36%	$13,615	$10,490	30%
FX / CFD contracts RPM	$102	$83	23%	$98	$93	5%
Global Payments ADV (millions)	$66	$55	20%	$61	$53	15%
Global Payments RPM	$10,652	$9,786	9%	$10,952	$10,041	9%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
Operating Revenues
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating revenues increased $97.3 million, or 23%, to $528.8 million in the three months ended June 30, 2022 compared to $431.5 million in the three months ended June 30, 2021.
Operating revenues derived from listed derivatives increased $4.3 million, or 4%, to $106.1 million in the three months ended June 30, 2022 compared to $101.8 million in the three months ended June 30, 2021. This increase was principally due to a 15% increase in listed derivative contract volumes, which was partially offset by a 12% decline in the average rate per contract compared to the three months ended June 30, 2021.
Operating revenues derived from OTC derivatives increased $0.5 million, or 1%, to $50.2 million in the three months ended June 30, 2022 compared to $49.7 million in the three months ended June 30, 2021. This was the result of an 8% increase in the OTC derivative average rate per contract, which was partially offset by a 5% decline in OTC derivative contract volumes compared to the three months ended June 30, 2021.
Operating revenues derived from securities transactions increased $17.5 million, or 13%, to $154.6 million in the three months ended June 30, 2022 compared to $137.1 million in the three months ended June 30, 2021. This increase was principally due to a 128% increase in ADV, which was partially offset by a 48% decline in RPM compared to the three months ended June 30, 2021.
Operating revenues derived from FX/CFD contracts increased $35.0 million, or 68%, to $86.8 million in the three months ended June 30, 2022 compared to $51.8 million in the three months ended June 30, 2021, principally due to a 36% increase in FX/CFD contracts ADV as well as a 23% increase in FX/CFD contracts RPM.

Operating revenues from global payments increased $8.7 million, or 26%, to $42.8 million in the three months ended June 30, 2022 compared to $34.1 million in the three months ended June 30, 2021, principally driven by a 20% increase in ADV and a 9% increase in global payments RPM.
Operating revenues derived from physical contracts increased $13.6 million, or 37%, to $50.8 million in the three months ended June 30, 2022 compared to $37.2 million in the three months ended June 30, 2021. This increase was principally due to increased activity in our physical precious metals businesses compared to the three months ended June 30, 2021.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $14.5 million, or 207%, to $21.5 million in the three months ended June 30, 2022 compared to $7.0 million in the three months ended June 30, 2021. This was principally driven by an increase in average client equity and average money-market/FDIC sweep client balances of 55% and 16%, respectively, as well as an increase in short-term interest rates.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Operating revenues increased $241.0 million, or 19%, to $1,524.0 million in the nine months ended June 30, 2022 compared to $1,283.0 million in the nine months ended June 30, 2021.
Operating revenues derived from listed derivatives increased $31.8 million, or 11%, to $329.7 million in the nine months ended June 30, 2022 compared to $297.9 million in the nine months ended June 30, 2021. Listed derivative contract volumes increased 9% while the listed derivative average rate per contract was flat compared to the nine months ended June 30, 2021.
Operating revenues in OTC derivatives increased $50.3 million, or 46%, to $159.3 million in the nine months ended June 30, 2022 compared to $109.0 million in the nine months ended June 30, 2021. This was driven by strong growth in OTC derivative contract volumes and in the average rate per contract of 18% and 25%, respectively, compared to the nine months ended June 30, 2021.
Operating revenue from securities transactions increased $7.1 million, or 2%, to $428.6 million in the nine months ended June 30, 2022 compared to $421.5 million in the nine months ended June 30, 2021. The ADV of securities traded increased 58%, however the RPM declined 36% due to lower spreads in both equity and fixed income products.
Operating revenues from FX/CFD contracts increased $71.6 million, or 38%, to $257.9 million in the nine months ended June 30, 2022 compared to $186.3 million in the nine months ended June 30, 2021, primarily as a result of a $61.7 million increase in FX/CFD contracts operating revenues in our Retail segment resulting from heightened volatility driving an increase in customer engagement and spread capture.
Operating revenues from global payments increased by $23.7 million, or 24%, to $124.2 million in the nine months ended June 30, 2022 compared to $100.5 million in the nine months ended June 30, 2021, as a result of a 15% increase in ADV and a 9% increase in the RPM traded.
Operating revenues from physical contracts increased $21.9 million, or 20%, to $132.4 million in the nine months ended June 30, 2022 compared to $110.5 million in the nine months ended June 30, 2021, principally due to increased customer activity in physical agricultural and energy commodity revenues as well as in precious metals.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $22.1 million, or 122%, to $40.2 million in the nine months ended June 30, 2022 compared to $18.1 million in the nine months ended June 30, 2021, principally as a result of strong growth in average client equity and average money-market/FDIC sweep client balances of 44% and 21%, respectively, as well as an increase in short-term interest rates.
Finally, related to the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, which was completed during the quarter ended March 2021, operating revenues for the nine months ended June 30, 2021 included a $5.0 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer as well as a $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Each of these items were reflected in operating revenues in the Corporate Unallocated segment.

Interest and Transactional Expenses
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Transaction-based clearing expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$74.7	$67.1	$7.6	11%
Percentage of operating revenues	14%	16%
The increase in expense is principally due to higher clearing and ADR conversion fees in the Equity Capital Markets business, an increase in listed derivative contract volumes, within the Exchange-Traded Futures and Options business, and higher costs in our Global Payments business.
Introducing broker commissions

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Introducing broker commissions	$41.2	$41.8	$(0.6)	(1)%
Percentage of operating revenues	8%	10%
The decrease in expense is principally due to decreased activity in our Financial Ag & Energy business, partially offset by higher costs in our Exchange-Traded Futures and Options business.
Interest expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$11.5	$2.5	$9.0	360%
Securities borrowing	5.7	5.8	(0.1)	(2)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	10.9	6.2	4.7	76%
	28.1	14.5	13.6	94%
Corporate funding	10.7	10.1	0.6	6%
Total interest expense	$38.8	$24.6	$14.2	58%
The increase in interest expense attributable to trading activities is principally due to the increase in our fixed income securities business activities within our Institutional segment and increase in average borrowings within our Commercial segment, along with the impact of increases to short-term interest rates since March 2022.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Transaction-based clearing expenses

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$222.1	$207.3	$14.8	7%
Percentage of operating revenues	15%	16%
The increase in expense is principally due to higher clearing and ADR conversion fees in the Equity Capital Markets business, higher costs related to listed derivatives within the Financial Ag & Energy and Exchange-Traded Futures & Options businesses, and higher costs in our Global Payments business.

Introducing broker commissions

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
Introducing broker commissions	$122.7	$120.8	$1.9	2%
Percentage of operating revenues	8%	9%
The increase in expense is principally due to increased activity in our Independent Wealth Management and Exchange-Traded Futures & Options businesses, partially offset by lower costs within our Financial Ag & Energy and Retail Forex businesses.
Interest expense

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$16.4	$6.2	$10.2	165%
Securities borrowing	16.3	12.9	3.4	26%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	25.2	16.4	8.8	54%
	57.9	35.5	22.4	63%
Corporate funding	33.1	31.1	2.0	6%
Total interest expense	$91.0	$66.6	$24.4	37%
The increase in interest expense attributable to trading activities is principally due to the increase in business activities within our Institutional segment and increase in average borrowings within our Commercial segment, along with the impact of the increases in short-term interest rates since March 2022.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net Operating Revenues (in millions):
Listed derivatives	$49.4	$46.6	6%	$162.3	$133.7	21%
OTC derivatives	50.2	49.8	1%	159.3	109.0	46%
Securities	96.5	94.2	2%	273.1	291.2	(6)%
FX / CFD contracts	74.8	39.4	90%	221.7	149.6	48%
Global Payments	39.9	32.2	24%	117.1	95.1	23%
Physical contracts	44.9	33.4	34%	117.2	98.3	19%
Interest, net / fees earned on client balances	18.7	6.3	197%	35.3	15.7	125%
Other	13.2	13.2	—%	43.6	39.6	10%
Corporate Unallocated	(13.5)	(17.1)	(21)%	(41.4)	(43.9)	(6)%
	$374.1	$298.0	26%	$1,088.2	$888.3	23%

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$123.9	$102.4	21%	$348.4	$292.7	19%
Fixed compensation and benefits	78.3	74.9	5%	235.9	223.2	6%
	202.2	177.3	14%	584.3	515.9	13%
Other expenses:
Trading systems and market information	16.0	14.4	11%	49.0	42.9	14%
Professional fees	13.2	9.5	39%	38.9	27.8	40%
Non-trading technology and support	12.9	11.3	14%	38.7	32.8	18%
Occupancy and equipment rental	9.2	9.7	(5)%	26.7	25.8	3%
Selling and marketing	16.0	8.1	98%	41.3	23.4	76%
Travel and business development	4.9	1.3	277%	10.8	2.8	286%
Communications	2.0	2.3	(13)%	6.0	7.0	(14)%
Depreciation and amortization	11.7	9.7	21%	32.1	26.7	20%
Bad debt (recovery) expense, net	(0.7)	1.3	(154)%	11.4	3.7	208%
Other	15.8	10.7	48%	44.6	33.9	32%
	101.0	78.3	29%	299.5	226.8	32%
Total compensation and other expenses	$303.2	$255.6	19%	$883.8	$742.7	19%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Compensation and Other Expenses: Compensation and other expenses increased $47.6 million, or 19%, to $303.2 million in the three months ended June 30, 2022 compared to $255.6 million in the three months ended June 30, 2021.
Compensation and Benefits:

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$104.7	$89.3	$15.4	17%
Administrative, executive, and centralized and local operations	19.2	13.1	6.1	47%
Total variable compensation and benefits	123.9	102.4	21.5	21%
Variable compensation and benefits as a percentage of net operating revenues	33%	34%

Fixed compensation and benefits:
Non-variable salaries	57.5	50.4	7.1	14%
Employee benefits and other compensation, excluding share-based compensation	16.3	20.7	(4.4)	(21)%
Share-based compensation	4.5	3.8	0.7	18%
Total fixed compensation and benefits	78.3	74.9	3.4	5%
Total compensation and benefits	202.2	177.3	24.9	14%
Total compensation and benefits as a percentage of operating revenues	38%	41%
Number of employees, end of period	3,484	3,150	334	11%
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to a decrease in severance costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $22.7 million, or 29% to $101.0 million in the three months ended June 30, 2022 compared to $78.3 million in the three months ended June 30, 2021.
Trading systems and market information increased $1.6 million, principally due to higher costs in the Retail Forex and Debt Capital Markets businesses.
Professional fees increased $3.7 million, principally due to higher legal and other consulting fees.
Selling and marketing costs increased $7.9 million, principally due to increased campaigns related to our Retail Forex business.

Travel and business development increased $3.6 million, principally due to several business line specific development meetings, as well as increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Depreciation and amortization increased $2.0 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Bad debt expense, net decreased $2.0 million over the prior year. During the three months ended June 30, 2022, we recorded net recoveries of bad debts of $0.7 million, principally due to net recoveries of $0.4 million in the Precious Metals business within our Commercial segment. Additionally, we recorded recoveries of $0.6 million of bad debt expense within the Institutional segment, including $0.5 million of client receivables in the Equity Capital Markets business and $0.1 million in client trading account deficits in the Exchange-Traded Futures and Options business. We also recorded bad debt of $0.3 million within the Retail segment. During the three months ended June 30, 2021, bad debt expense, net was $1.3 million, principally due to client trading account deficits of $1.2 million within the Commercial segment and $0.4 million within our Institutional segment, partially offset by recoveries of $0.3 million within our Retail segment.
Gain on Acquisition and Other Gains: The results of the three months ended June 30, 2021 included a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. We also recognized a net gain on the disposal of fixed assets in the three months ended June 30, 2021.
Provision for Taxes: The effective income tax rate was 31% in the three months ended June 30, 2022 compared to 26% in the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates. The effective tax rate was higher in the three months ended June 30, 2022 compared to June 30, 2021 as a result of the mix in the amount of foreign earnings taxed a higher tax rates, as well as the three months ended June 30, 2021 including the non-taxable gain on acquisition discussed above.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Compensation and Other Expenses: Compensation and other expenses increased $141.1 million, or 19%, to $883.8 million in the nine months ended June 30, 2022 compared to $742.7 million in the nine months ended June 30, 2021.
Compensation and Benefits:

	Nine Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$300.9	$258.4	$42.5	16%
Administrative, executive, and centralized and local operations	47.5	34.3	13.2	38%
Total variable compensation and benefits	348.4	292.7	55.7	19%
Variable compensation and benefits as a percentage of net operating revenues	32%	33%

Fixed compensation and benefits:
Non-variable salaries	166.5	150.7	15.8	10%
Employee benefits and other compensation, excluding share-based compensation	56.6	62.2	(5.6)	(9)%
Share-based compensation	12.8	10.3	2.5	24%
Total fixed compensation and benefits	235.9	223.2	12.7	6%
Total compensation and benefits	$584.3	$515.9	$68.4	13%
Total compensation and benefits as a percentage of operating revenues	38%	40%
Number of employees, end of period	3,484	3,150	334	11%
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to lower severance costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $72.7 million, or 32%, to $299.5 million in the nine months ended June 30, 2022 compared to $226.8 million in the nine months ended June 30, 2021.
Trading systems and market information costs increased $6.1 million, principally due to higher costs in the Retail Forex business and in the Debt and Equity Capital Markets businesses within our Institutional segment.
Professional fees increased $11.1 million, principally due to higher legal fees.

Non-trading technology and support increased $5.9 million, principally due to higher non-trading software implementation costs related to various IT systems.
Selling and marketing costs increased $17.9 million, principally due to increased campaigns related to our Retail Forex business, as well as costs of holding our bi-annual global sales and strategy meeting in March 2022.
Travel and business development increased $8.0 million, principally due to several business line specific development meetings, as well as increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Depreciation and amortization increased $5.4 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Other expenses increased $10.7 million, principally due to higher insurance costs, non-income taxes, non-variable direct business related costs, and non-compensation employee based expenses.
Bad debt expense, net of recovery increased $7.7 million over the prior year. During the nine months ended June 30, 2022, bad debt expense, net of recovery was $11.4 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $8.8 million, $1.6 million, and $1.0 million, respectively. During the nine months ended June 30, 2021, bad debts were $3.7 million, principally due to client trading account deficits of $2.6 million within our Commercial segment, $0.6 million within our Retail segment, and $0.5 million within our Institutional segment.
Gain on Acquisition and Other Gains: The results of the nine months ended June 30, 2022 include a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022. The results of the nine months ended June 30, 2021 included a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. We also recognized a net gain on the disposal of fixed assets in the nine months ended June 30, 2021.
Provision for Taxes: The effective income tax rate was 27% in the nine months ended June 30, 2022 and 2021. For the nine months ended June 30, 2022 and 2021, the effective rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Variable compensation and benefits	$123.9	29%	$102.4	28%	$348.4	28%	$292.7	27%
Transaction-based clearing expenses	74.7	18%	67.1	19%	222.1	19%	207.3	20%
Introducing broker commissions	41.2	10%	41.8	11%	122.7	10%	120.8	11%
Total variable expenses	239.8	57%	211.3	58%	693.2	57%	620.8	58%
Fixed compensation and benefits	78.3	19%	74.9	21%	235.9	19%	223.2	21%
Other fixed expenses	101.7	24%	77.0	21%	288.1	23%	223.1	21%
Bad debt (recovery) expense, net	(0.7)	—%	1.3	—%	11.4	1%	3.7	—%
Total non-variable expenses	179.3	43%	153.2	42%	535.4	43%	450.0	42%
Total non-interest expenses	$419.1	100%	$364.5	100%	$1,228.6	100%	$1,070.8	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have approximately 3,500 employees allowing us to serve clients in more than 180 countries.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2022	% of Operating Revenues	2021	% of Operating Revenues	2022	% of Operating Revenues	2021	% of Operating Revenues
Revenues:
Sales of physical commodities	$18,431.0		$9,785.9		$48,214.1		$29,473.7
Principal gains, net	295.2		236.2		869.8		708.1
Commission and clearing fees	127.3		124.4		382.8		374.5
Consulting, management, and account fees	26.9		20.9		74.6		63.9
Interest income	53.8		31.1		122.4		80.9
Total revenues	18,934.2		10,198.5		49,663.7		30,701.1
Cost of sales of physical commodities	18,402.1		9,760.6		48,131.0		29,404.4
Operating revenues	532.1	100%	437.9	100%	1,532.7	100%	1,296.7	100%
Transaction-based clearing expenses	74.9	14%	66.1	15%	221.2	14%	206.2	16%
Introducing broker commissions	41.2	8%	41.8	10%	122.9	8%	120.8	9%
Interest expense	28.4	5%	14.9	3%	59.0	4%	37.5	3%
Net operating revenues	387.6		315.1		1,129.6		932.2
Variable direct compensation and benefits	105.7	20%	89.9	21%	303.0	20%	260.1	20%
Net contribution	281.9		225.2		826.6		672.1
Fixed compensation and benefits	45.0		40.6		130.5		121.9
Other fixed expenses	66.5		50.1		185.2		139.1
Bad debt (recovery) expense, net	(0.7)		1.3		11.4		3.7
Total non-variable direct expenses	110.8	21%	92.0	21%	327.1	21%	264.7	20%
Other gain	—		—		6.4		—
Segment income	$171.1		$133.2		$505.9		$407.4
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net contribution for all of our business segments increased $56.7 million, or 25%, to $281.9 million in the three months ended June 30, 2022 compared to $225.2 million in the three months ended June 30, 2021. Segment income increased $37.9 million, or 28%, to $171.1 million in the three months ended June 30, 2022 compared to $133.2 million in the three months ended June 30, 2021.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Net contribution for all of our business segments increased $154.5 million, or 23%, to $826.6 million in the nine months ended June 30, 2022 compared to $672.1 million in the nine months ended June 30, 2021. Segment income increased $98.5 million, or 24%, to $505.9 million in the nine months ended June 30, 2022 compared to $407.4 million in the nine months ended June 30, 2021.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$18,224.3	$9,315.9	96%	$47,551.9	$28,479.4	67%
Principal gains, net	84.4	75.6	12%	260.2	187.0	39%
Commission and clearing fees	41.9	47.8	(12)%	129.9	136.2	(5)%
Consulting, management and account fees	5.8	4.8	21%	16.2	14.8	9%
Interest income	12.3	5.2	137%	26.6	13.8	93%
Total revenues	18,368.7	9,449.3	94%	47,984.8	28,831.2	66%
Cost of sales of physical commodities	18,198.5	9,297.1	96%	47,477.9	28,429.1	67%
Operating revenues	170.2	152.2	12%	506.9	402.1	26%
Transaction-based clearing expenses	14.8	13.1	13%	42.3	40.3	5%
Introducing broker commissions	8.4	10.7	(21)%	24.2	26.2	(8)%
Interest expense	5.1	3.4	50%	13.0	9.8	33%
Net operating revenues	141.9	125.0	14%	427.4	325.8	31%
Variable direct compensation and benefits	40.0	38.1	5%	125.2	100.3	25%
Net contribution	101.9	86.9	17%	302.2	225.5	34%
Fixed compensation and benefits	13.0	12.6	3%	37.6	37.3	1%
Other fixed expenses	16.8	12.7	32%	47.7	37.5	27%
Bad debt (recovery) expense, net	(0.4)	1.2	n/m	8.8	2.6	238%
Non-variable direct expenses	29.4	26.5	11%	94.1	77.4	22%
Segment income	$72.5	$60.4	20%	$208.1	$148.1	41%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$56.9	$60.6	(6)%	$187.6	$169.8	10%
OTC derivatives	50.2	49.7	1%	159.3	108.9	46%
Physical contracts	46.1	32.5	42%	120.7	97.7	24%
Interest / fees earned on client balances	11.4	4.2	171%	23.1	9.7	138%
Other	5.6	5.2	8%	16.2	16.0	1%
	$170.2	$152.2	12%	$506.9	$402.1	26%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	7,482	7,882	(5)%	22,986	23,885	(4)%
Listed derivatives, average rate per contract (1)	$7.26	$7.44	(2)%	$7.75	$6.77	14%
Average client equity - listed derivatives (millions)	$2,585	$1,780	45%	$2,104	$1,600	32%
OTC derivatives (contracts, 000’s)	730	771	(5)%	2,231	1,889	18%
OTC derivatives, average rate per contract	$69.16	$64.17	8%	$71.64	$57.27	25%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating revenues increased $18.0 million, or 12%, to $170.2 million in the three months ended June 30, 2022 compared to $152.2 million in the three months ended June 30, 2021. Net operating revenues increased $16.9 million, or 14%, to $141.9 million in the three months ended June 30, 2022 compared to $125.0 million in the three months ended June 30, 2021.
Operating revenues derived from listed derivatives declined $3.7 million, or 6%, to $56.9 million in the three months ended June 30, 2022 compared to $60.6 million in the three months ended June 30, 2021. This decline was principally due to a 2% decrease in the average rate per contract and a 5% decline in overall listed derivatives contract volumes.
Operating revenues derived from OTC derivatives increased $0.5 million, or 1%, to $50.2 million in the three months ended June 30, 2022 compared to $49.7 million in the three months ended June 30, 2021. This increase was principally due to an 8%

increase in the average rate per contract which was mostly offset by a 5% decline in OTC derivative volumes compared to the three months ended June 30, 2021.
Operating revenues derived from physical contracts increased $13.6 million, or 42%, to $46.1 million in the three months ended June 30, 2022 compared to $32.5 million in the three months ended June 30, 2021. This increase was principally due to a $13.1 million increase in precious metals operating revenues compared with the prior year period. Operating revenues during the three months ended June 30, 2022 were favorably impacted by realized gains of $0.2 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the three months ended June 30, 2021 were unfavorably impacted by losses on derivative positions of $2.1 million, related to physical inventories held at the lower of cost or net realizable value, and sold in subsequent quarters.
Interest and fee income earned on client balances increased $7.2 million, or 171%, to $11.4 million in the three months ended June 30, 2022 compared to $4.2 million in the three months ended June 30, 2021 as a result of a 45% increase in average client equity to $2,585 million as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 37% in the three months ended June 30, 2022 compared to 41% in the three months ended June 30, 2021. The decline in variable expenses as a percentage of operating revenues was principally due to a change in product mix as well as the increase in interest/fees earned on client balances during the three months ended June 30, 2022.
Segment income increased $12.1 million, or 20%, to $72.5 million in the three months ended June 30, 2022 compared to $60.4 million in the three months ended June 30, 2021, principally due to the growth in operating revenues, which was partially offset by a $2.9 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by increases in selling and marketing, professional fees and travel and business development which was partially offset by a $1.6 million favorable variance in bad debt expense as compared to the three months ended June 30, 2021.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Operating revenues increased $104.8 million, or 26%, to $506.9 million in the nine months ended June 30, 2022 compared to $402.1 million in the nine months ended June 30, 2021. Net operating revenues increased $101.6 million, or 31%, to $427.4 million in the nine months ended June 30, 2022 compared to $325.8 million in the nine months ended June 30, 2021.
Operating revenues derived from listed derivatives increased $17.8 million, or 10%, to $187.6 million in the nine months ended June 30, 2022 compared to $169.8 million in the nine months ended June 30, 2021. This increase was principally driven by a 14% increase in the average rate per contract as a result of wider spreads in LME markets which was partially offset by a 4% decrease in contract volumes.
Operating revenues derived from OTC transactions increased $50.4 million, or 46%, to $159.3 million in the nine months ended June 30, 2022 compared to $108.9 million in the nine months ended June 30, 2021. This increase was driven by a 18% increase in OTC volumes as well as a 25% increase in the average rate per contract, as a result of strong performance in agricultural and energy commodities as result of heightened volatility in global commodity markets as well as in interest rate products driven by higher short and medium term interest rates driven by inflationary concerns.
Operating revenues derived from physical contracts increased $23.0 million, or 24%, to $120.7 million in the nine months ended June 30, 2022 compared to $97.7 million in the nine months ended June 30, 2021, principally due to a $12.9 million increase in agricultural and energy commodity operating revenues as well as a $10.0 million increase in precious metals operating revenues. Operating revenues during the nine months ended June 30, 2022 were favorably impacted by realized gains of $2.6 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the nine months ended June 30, 2021 included unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.5 million, and sold in subsequent quarters. In addition, the nine months ended June 30, 2021 included a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell.
Interest and fee income earned on client balances was $23.1 million and $9.7 million, respectively, in the nine months ended June 30, 2022 and 2021. This increase was driven by a 32% increase in average client equity to $2,104 million as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues was 38% in the nine months ended June 30, 2022 compared to 41% in the nine months ended June 30, 2021. The decline in variable expenses as a percentage of operating revenues was principally due to a change in product mix as well as the increase in interest/fees earned on client balances during the nine months ended June 30, 2022.

Segment income increased $60.0 million, or 41%, to $208.1 million in the nine months ended June 30, 2022 compared to $148.1 million in the nine months ended June 30, 2021, principally driven by the growth in operating revenues, which was partially offset by a $16.7 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $6.2 million increase in bad debt expense, a $2.0 million increase in professional fees and a $2.3 million increase in travel and business development.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	89.3	82.5	8%	252.6	260.3	(3)%
Commission and clearing fees	71.8	60.6	18%	208.8	190.1	10%
Consulting, management and account fees	7.5	4.3	74%	17.8	13.8	29%
Interest income	40.5	25.6	58%	94.0	65.9	43%
Total revenues	209.1	173.0	21%	573.2	530.1	8%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	209.1	173.0	21%	573.2	530.1	8%
Transaction-based clearing expenses	51.1	43.5	17%	152.6	140.6	9%
Introducing broker commissions	8.6	7.2	19%	24.0	22.6	6%
Interest expense	23.0	11.2	105%	44.5	26.7	67%
Net operating revenues	126.4	111.1	14%	352.1	340.2	3%
Variable direct compensation and benefits	51.7	41.2	25%	137.7	127.9	8%
Net contribution	74.7	69.9	7%	214.4	212.3	1%
Fixed compensation and benefits	13.0	10.5	24%	37.9	34.9	9%
Other fixed expenses	14.6	12.5	17%	45.3	33.6	35%
Bad debt (recovery) expense, net	(0.6)	0.4	n/m	1.6	0.5	220%
Non-variable direct expenses	27.0	23.4	15%	84.8	69.0	23%
Segment income	$47.7	$46.5	3%	$129.6	$143.3	(10)%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$49.2	$41.2	19%	$142.1	$128.1	11%
OTC derivatives	—	—	n/m	—	0.1	n/m
Securities	131.1	112.5	17%	353.9	350.0	1%
FX contracts	7.9	3.7	114%	22.1	12.2	81%
Interest / fees earned on client balances	9.4	2.5	276%	16.0	7.5	113%
Other	11.5	13.1	(12)%	39.1	32.2	21%
	$209.1	$173.0	21%	$573.2	$530.1	8%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	33,567	27,874	20%	96,809	86,212	12%
Listed derivatives, average rate per contract (1)	$1.33	$1.42	(6)%	$1.38	$1.44	(4)%
Average client equity - listed derivatives (millions)	$3,560	$2,188	63%	$3,258	$2,135	53%
Securities ADV (millions)	$6,602	$2,901	128%	$4,252	$2,687	58%
Securities RPM (2)	$314	$603	(48)%	$434	$681	(36)%
Average money market / FDIC sweep client balances (millions)	$1,863	$1,611	16%	$1,730	$1,431	21%
FX contracts ADV ( millions)	$3,898	$1,412	176%	$4,000	$1,477	171%
FX contracts RPM	$32	$40	(20)%	$28	$43	(35)%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating revenues increased $36.1 million, or 21%, to $209.1 million in the three months ended June 30, 2022 compared to $173.0 million in the three months ended June 30, 2021. Net operating revenues increased $15.3 million, or 14%, to $126.4 million in the three months ended June 30, 2022 compared to $111.1 million in the three months ended June 30, 2021.
Operating revenues derived from listed derivatives increased $8.0 million, or 19%, to $49.2 million in the three months ended June 30, 2022 compared to $41.2 million in the three months ended June 30, 2021, principally due to a 20% increase in listed derivative contract volumes driven by widespread volatility in listed derivative markets. This was partially offset by a 6% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $18.6 million, or 17%, to $131.1 million in the three months ended June 30, 2022 compared to $112.5 million in the three months ended June 30, 2021. The ADV of securities traded increased 128%, principally driven by volatility in equity markets and a significant increase in volumes traded in U.S. Treasury securities. The effect of the increase in ADV was tempered by a 48% decline in RPM traded in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Operating revenues derived from FX contracts increased $4.2 million, or 114%, to $7.9 million in the three months ended June 30, 2022 compared to $3.7 million in the three months ended June 30, 2021, primarily driven by a 176% increase in the ADV of FX contracts traded principally driven by heightened volatility in global FX markets, partially offset by a 20% decline in the FX contract RPM.
Interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses increased $6.9 million, or 276%, principally driven by an increase in average client equity and average FDIC sweep client balances of 63% and 16%, respectively, as well as an increase in short-term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 53% in the three months ended June 30, 2022 and the three months ended June 30, 2021.
Segment income increased $1.2 million, or 3%, to $47.7 million in the three months ended June 30, 2022 compared to $46.5 million in the three months ended June 30, 2021, as a result of the increase in net operating revenues noted above, which was partially offset by a $10.5 million increase in variable compensation, as well as a $3.6 million increase in non-variable direct expenses versus the three months ended June 30, 2021, including a $2.5 million increase in fixed compensation and benefits and a $1.2 million increase in trading systems and market information.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Operating revenues increased $43.1 million, or 8%, to $573.2 million in the nine months ended June 30, 2022 compared to $530.1 million in the nine months ended June 30, 2021. Net operating revenues increased $11.9 million, or 3%, to $352.1 million in the nine months ended June 30, 2022 compared to $340.2 million in the nine months ended June 30, 2021.
Operating revenues derived from listed derivatives increased $14.0 million, or 11%, to $142.1 million in the nine months ended June 30, 2022 compared to $128.1 million in the nine months ended June 30, 2021, principally driven by a 12% increase in listed derivative contract volumes which was partially offset by a 4% decline in the average rate per contract in the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.
Operating revenues derived from securities transactions increased $3.9 million, or 1%, to $353.9 million in the nine months ended June 30, 2022 compared to $350.0 million in the nine months ended June 30, 2021. The ADV of securities traded increased 58%, principally driven by increased customer activity in both fixed income and equity markets, however the RPM traded declined 36% in the nine months ended June 30, 2022, principally resulting from lower spreads compared to the nine months ended June 30, 2021, which benefited from wider spreads driven by the COVID-19 pandemic.

Operating revenues derived from FX contracts increased $9.9 million, or 81%, to $22.1 million in the nine months ended June 30, 2022 compared to $12.2 million in the nine months ended June 30, 2021, as a 171% increase in the ADV of FX contracts traded was partially offset by a 35% decline in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, increased $8.5 million, or 113%, to $16.0 million in the nine months ended June 30, 2022 compared to $7.5 million in the nine months ended June 30, 2021, as a result of a 53% increase in average client equity, a 21% increase in average FDIC sweep client balances, and an increase in short-term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 55% in both the nine months ended June 30, 2022 and the nine months ended June 30, 2021.
Segment income decreased $13.7 million, or 10%, to $129.6 million in the nine months ended June 30, 2022 compared to $143.3 million in the nine months ended June 30, 2021, as the growth in net operating revenues mentioned above, was more than offset by a $15.8 million increase in non-variable direct expenses versus the nine months ended June 30, 2021, primarily related to a $3.0 million increase in fixed compensation and benefits, a $3.5 million increase in professional fees, a $1.1 million increase in bad debt expense, a $2.5 million increase in travel and business development and a $2.2 million increase in trade systems and market information.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$206.7	$470.0	(56)%	$662.2	$994.3	(33)%
Principal gains, net	79.4	45.4	75%	236.0	163.9	44%
Commission and clearing fees	12.1	14.7	(18)%	39.5	44.4	(11)%
Consulting, management and account fees	12.9	10.8	19%	38.5	33.1	16%
Interest income	1.0	0.3	233%	1.8	1.2	50%
Total revenues	312.1	541.2	(42)%	978.0	1,236.9	(21)%
Cost of sales of physical commodities	203.6	463.5	(56)%	653.1	975.3	(33)%
Operating revenues	108.5	77.7	40%	324.9	261.6	24%
Transaction-based clearing expenses	6.6	7.7	(14)%	20.2	20.4	(1)%
Introducing broker commissions	23.7	23.8	—%	73.8	71.6	3%
Interest expense	0.3	0.3	—%	1.4	0.9	56%
Net operating revenues	77.9	45.9	70%	229.5	168.7	36%
Variable direct compensation and benefits	6.2	4.0	55%	17.1	12.7	35%
Net contribution	71.7	41.9	71%	212.4	156.0	36%
Fixed compensation and benefits	14.2	13.9	2%	41.3	39.0	6%
Other fixed expenses	30.9	22.3	39%	81.3	60.5	34%
Bad debt expense (recovery), net	0.3	(0.3)	n/m	1.0	0.6	67%
Non-variable direct expenses	45.4	35.9	26%	123.6	100.1	23%
Other gain	—	—	—%	6.4	—	n/m
Segment income	$26.3	$6.0	338%	$95.2	$55.9	70%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Securities	$23.5	$24.6	(4)%	$74.7	$71.5	4%
FX / CFD contracts	78.9	48.1	64%	235.8	174.1	35%
Physical contracts	4.7	4.7	—%	11.7	12.8	(9)%
Interest / fees earned on client balances	0.7	0.3	133%	1.1	0.9	22%
Other	0.7	—	n/m	1.6	2.3	(30)%
	$108.5	$77.7	40%	$324.9	$261.6	24%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$9,250	$8,238	12%	$9,615	$9,013	7%
FX / CFD contracts RPM	$132	$90	47%	$127	$101	26%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating revenues increased $30.8 million, or 40%, to $108.5 million in the three months ended June 30, 2022 compared to $77.7 million in the three months ended June 30, 2021. Net operating revenues increased $32.0 million, or 70%, to $77.9 million in the three months ended June 30, 2022 compared to $45.9 million in the three months ended June 30, 2021.
Operating revenues derived from FX/CFD contracts increased $30.8 million, or 64% to $78.9 million in the three months ended June 30, 2022 compared to $48.1 million in the three months ended June 30, 2021 primarily as a result of a 47% increase in RPM and a 12% increase in FX/CFD contracts ADV compared to the three months ended June 30, 2021. These increases were principally driven by heightened volatility which resulted in increased customer trading activity and spread capture.

Operating revenues derived from securities transactions relates to our independent wealth management activities which declined $1.1 million, or 4%, to $23.5 million in the three months ended June 30, 2022 compared to $24.6 million in the three months ended June 30, 2021.
Operating revenues derived from physical contracts were flat, at $4.7 million, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the three months ended June 30, 2022 compared to 46% in the three months ended June 30, 2021, with the decrease in the variable rate percentage resulting from product mix.
Segment income increased $20.3 million, or 338%, to $26.3 million in the three months ended June 30, 2022 compared to $6.0 million in the three months ended June 30, 2021, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $9.5 million increase in non-variable direct expenses compared to the three months ended June 30, 2021. The increase in non-variable direct expenses was principally due to a $5.0 million increase in selling and marketing expenses, a $0.6 million increase in trade systems and market information, a $0.7 million increase in professional fees, and a $1.3 million increase in depreciation and amortization.
Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Operating revenues increased $63.3 million, or 24%, to $324.9 million in the nine months ended June 30, 2022 compared to $261.6 million in the nine months ended June 30, 2021. Net operating revenues increased $60.8 million, or 36%, to $229.5 million in the nine months ended June 30, 2022 compared to $168.7 million in the nine months ended June 30, 2021.
Operating revenues derived from FX / CFD contracts increased $61.7 million, or 35% to $235.8 million, primarily as a result of a 26% increase in RPM and a 7% increase in FX/CFD contracts ADV compared to the nine months ended June 30, 2021.
Operating revenues derived from securities transactions relates to our independent wealth management activities which increased $3.2 million, or 4%, to $74.7 million in the nine months ended June 30, 2022 compared to $71.5 million in the nine months ended June 30, 2021.
Operating revenues derived from physical contracts declined $1.1 million, or 9%, to $11.7 million in the nine months ended June 30, 2022 compared to $12.8 million in the nine months ended June 30, 2021, with the comparative prior year period reflecting a strong performance.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the nine months ended June 30, 2022 compared to 40% in the nine months ended June 30, 2021, with the decrease in the variable rate percentage resulting from product mix.
Segment income increased $39.3 million, or 70% to $95.2 million in the nine months ended June 30, 2022 compared to $55.9 million in the nine months ended June 30, 2021, primarily as a result of the increase in net operating revenues noted above, as well as a $6.4 million foreign exchange antitrust class action settlement received in the three months ended March 31, 2022 in our Retail forex business. Non-variable direct expenses increased $23.5 million, or 23% compared to the nine months ended June 30, 2021. The increase in non-variable direct expenses, was primarily a result of a $12.0 million increase in selling and marketing expenses, a $2.4 million increase in trading systems and market information, a $2.3 million increase in fixed compensation and benefits, and a $2.1 million increase in professional fees.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	42.1	32.7	29%	121.0	96.9	25%
Commission and clearing fees	1.5	1.3	15%	4.6	3.8	21%
Consulting, management, account fees	0.7	1.0	(30)%	2.1	2.2	(5)%
Interest income	—	—	—%	—	—	—%
Total revenues	44.3	35.0	27%	127.7	102.9	24%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	44.3	35.0	27%	127.7	102.9	24%
Transaction-based clearing expenses	2.4	1.8	33%	6.1	4.9	24%
Introducing broker commissions	0.5	0.1	400%	0.9	0.4	125%
Interest expense	—	—	—%	0.1	0.1	—%
Net operating revenues	41.4	33.1	25%	120.6	97.5	24%
Variable compensation and benefits	7.8	6.6	18%	23.0	19.2	20%
Net contribution	33.6	26.5	27%	97.6	78.3	25%
Fixed compensation and benefits	4.8	3.6	33%	13.7	10.7	28%
Other fixed expenses	4.2	2.6	62%	10.9	7.5	45%
Bad debt expense	—	—	—%	—	—	—%
Total non-variable direct expenses	9.0	6.2	45%	24.6	18.2	35%
Segment income	$24.6	$20.3	21%	$73.0	$60.1	21%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Operating revenues (in millions):
Payments	$42.8	$34.1	26%	$124.2	$100.5	24%
Other	1.5	0.9	67%	3.5	2.4	46%
	$44.3	$35.0	27%	$127.7	$102.9	24%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$66	$55	20%	$61	$53	15%
Global Payments RPM	$10,652	$9,786	9%	$10,952	$10,041	9%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating revenues increased $9.3 million, or 27%, to $44.3 million in the three months ended June 30, 2022 compared to $35.0 million in the three months ended June 30, 2021. Net operating revenues increased $8.3 million, or 25%, to $41.4 million in the three months ended June 30, 2022 compared to $33.1 million in the three months ended June 30, 2021.
The increase in operating revenues was principally due to a 20% increase in the average daily notional payment volume as well as a 9% increase in the RPM traded. The increase in payment volume was principally due to an increase in activity from financial institutions.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the three months ended June 30, 2022 and 2021.
Segment income increased $4.3 million, or 21%, to $24.6 million in the three months ended June 30, 2022 compared to $20.3 million in the three months ended June 30, 2021. This increase was principally due to the increase in net operating revenues, partially offset by a $2.8 million increase in non-variable direct expenses, primarily fixed compensation and benefits related to the expansion of our payment offerings as well as increases in travel and business development and selling and marketing expenses.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Operating revenues increased $24.8 million, or 24%, to $127.7 million in the nine months ended June 30, 2022 compared to $102.9 million in the nine months ended June 30, 2021. Net operating revenues increased $23.1 million, or 24% to $120.6 million in the nine months ended June 30, 2022 compared to $97.5 million in the nine months ended June 30, 2021.
The increase in operating revenues was principally due to a 15% increase in the average daily notional payment volume as well as a 9% increase in the rate per million dollars transacted.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the nine months ended June 30, 2022 compared to 24% in the nine months ended June 30, 2021.
Segment income increased $12.9 million, or 21%, to $73.0 million in the nine months ended June 30, 2022 compared to $60.1 million in the nine months ended June 30, 2021. This increase was principally due to the increase in net operating revenues, partially offset by a $6.4 million increase in non-variable direct expenses versus the prior year period, which includes a $3.0 million increase in fixed compensation and benefits.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$16.7	$11.6	44%	$41.6	$29.7	40%
Fixed compensation and benefits	27.7	29.1	(5)%	89.0	86.4	3%
	44.4	40.7	9%	130.6	116.1	12%
Other expenses:
Occupancy and equipment rental	9.0	9.2	(2)%	26.3	25.0	5%
Non-trading technology and support	9.2	6.2	48%	28.3	22.0	29%
Professional fees	6.7	4.9	37%	19.5	15.8	23%
Depreciation and amortization	5.7	4.7	21%	16.3	13.1	24%
Communications	1.3	1.5	(13)%	4.1	4.8	(15)%
Selling and marketing	2.0	0.4	400%	4.9	1.0	390%
Trading systems and market information	1.1	0.9	22%	3.6	2.5	44%
Travel and business development	1.1	0.5	120%	2.3	1.2	92%
Other	6.2	4.7	32%	17.8	16.4	9%
	42.3	33.0	28%	123.1	101.8	21%
Total compensation and other expenses	$86.7	$73.7	18%	$253.7	$217.9	16%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Total unallocated costs and other expenses increased $13.0 million, or 18%, to $86.7 million in the three months ended June 30, 2022 compared to $73.7 million in the three months ended June 30, 2021. Compensation and benefits increased $3.7 million, or 9%, to $44.4 million in the three months ended June 30, 2022 compared to $40.7 million in the three months ended June 30, 2021, principally due to an increase in variable compensation due to improved performance as well as an increase in headcount.
Average administrative headcount increased 12% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, principally within IT development, compliance, and human resources. Other non-compensation expenses increased $9.3 million, or 28%, to $42.3 million in the three months ended June 30, 2022 compared to $33.0 million in the three months ended June 30, 2021 principally due to higher legal fees, not directly related to a business, non-trading technology and travel costs.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Total unallocated costs and other expenses increased $35.8 million, or 16%, to $253.7 million in the nine months ended June 30, 2022 compared to $217.9 million in the nine months ended June 30, 2021. Compensation and benefits increased $14.5 million, or 12%, to $130.6 million in the nine months ended June 30, 2022 compared to $116.1 million in the nine months ended June 30, 2021.
During the nine months ended June 30, 2022, the increase in compensation and benefits was principally due to an increase in variable compensation due to improved performance as well as an increase in headcount. During the nine months ended June 30, 2022, the increase in selling and marketing expenses is principally due to the costs of holding our bi-annual global sales and strategy meeting in March 2022.
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
These rules specify the minimum amount of capital that must be available to support our clients’ account balances and open trading positions, including the amount of assets that both StoneX Financial Inc. and Gain Capital Group, LLC must maintain in relatively liquid form. Further, the rules measure general financial integrity and liquidity.
StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. and is subject to regulations which impose regulatory capital requirements. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s ‘MIFIDPRU’ regulation. To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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
As of June 30, 2022, we had total equity of $1,047.3 million, outstanding loans under revolving credit facilities and other loans of $508.2 million, and $338.9 million outstanding on our senior secured notes, net of deferred financing costs. As of June 30, 2022, we had no amounts outstanding under our senior secured term loan.

A substantial portion of our assets are liquid. As of June 30, 2022, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not client and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
If a counterparty fails to meet its obligations when due, we may be exposed to the risk that the settlement of a transaction which is due a client will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of each respective counterparty and mark our positions held with each counterparty to market on a daily basis.
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
On May 2, 2022, the Bankruptcy court approved a settlement agreement entered into by our subsidiary StoneX Commodity Solutions, LLC, certain banks, farmer groups and other parties to provide for the distribution of bankruptcy proceeds and assets. On May 27, 2022, StoneX Commodity Solutions LLC received $30.4 million from the final disposition of the proceeds of grain. The amount received through the bankruptcy proceedings was insufficient to cover the asset value of the soybean bushels, and we continue to evaluate our insurance coverage under applicable policies in-force, to cover the shortfall, and discussions with our insurance carriers are ongoing. As of June 30, 2022, receivables from clients, net, in the condensed consolidated balance sheet includes $1.2 million, net of an allowance of $3.0 million, relating to the shortfall in the proceeds we received in connection with the Bankruptcy court approved settlement agreement. There can be no assurance as to our ability to recover any amounts, relating to the shortfall in proceeds received, through insurance coverage.

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
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of June 30, 2022, the Net Client Accounts Receivable was $27.4 million, with no individual account receivable exceeding $1.4 million. As of June 30, 2022, StoneX Financial Inc. has an allowance against these uncollected balances of $7.8 million. We believe we have a valid claim against these clients, based on the express language of the client contracts and legal precedent, and intends to pursue collection of these claims vigorously. StoneX Financial Inc. will consider developments in these matters in determining changes in the allowance against the carrying value of these uncollected balances.
Additionally, StoneX Financial Inc. has been named in arbitrations brought by clients seeking damages relating to the trading losses in these accounts. We believe that such cases are without merit and have, and will continue to, defend them vigorously. The ultimate outcome of these arbitrations cannot presently be determined; however, we believe the likelihood of a material adverse outcome is remote.
During July 2022, the Company prevailed in an arbitration proceeding involving accountholders that were clients of OptionSellers. The arbitration panel denied the claims against the Company for trading losses incurred by those accountholders and also ordered those accountholders to pay their outstanding deficit balances to the Company. This arbitration victory followed a similar outcome in a separate arbitration decision issued in January 2022, in which the arbitration panel also denied the claims against the Company for trading losses incurred by the shareholders and ordered the accountholders to pay their outstanding deficits to the Company. During the three months ended June 30, 2022, the Company also entered into settlements with certain other accountholders whereby certain of these accountholders agreed to pay their outstanding deficit balances (none of which settlements involved the Company making any payments in respect of trading losses). There can be no assurance as to the outcome of future arbitrations or the Company’s ability to collect on successful court-awarded client receivables.
Depending on future collections and arbitration proceedings, any provisions for bad debts and actual losses ultimately may or may not be material to our financial results. Currently, we do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Primary Sources and Uses of Cash
Our cash and cash equivalents and customer cash and securities held for customers are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities, and U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of June 30, 2022 and September 30, 2021, were $19.4 billion and $18.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with commodity exchanges prior to collecting margin funds from clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $17.3 million and $300.6 million for the nine months ended June 30, 2022 and 2021, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
We did not exercise our option to redeem all or a portion of the Notes at any time prior to June 15, 2022 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after June 15, 2022, we may redeem the Notes, in whole or in part, at the redemption prices set forth in the indenture.
Committed Credit Facilities
As of the report date, we had four committed bank credit facilities, totaling $1,000.0 million, of which $442.0 million was outstanding as of June 30, 2022. The credit facilities include:
•A three-year first-lien senior secured syndicated loan facility, available to the Company for general working capital requirements and capital expenditures. The facility was amended on April 21, 2022 to replace the $236.0 million revolving credit facility and a $165.0 million Term Loan A facility with a $475.0 million revolving credit facility and extend the maturity date to April 21, 2025. Prior to the amendment, the Company was required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance. During the nine months ended June 30, 2022, prior to its replacement, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million.
•An unsecured syndicated loan facility committed until March 31, 2023, under which our subsidiary, StoneX Financial Inc. is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated committed borrowing facility available to our wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility was amended on July 28, 2022 to increase the amount available from $325.0 million to $400.0 million and extend the maturity date to July 28, 2024. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated loan facility committed until October 14, 2022, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2022, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended June 30, 2022, interest expense directly attributable to trading activities includes $19.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $21.0 million in connection with securities lending activities.
Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2022. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
As of the report date, we had four uncommitted bank credit facilities with a total outstanding balance of $58.0 million as of June 30, 2022. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. As of June 30, 2022, there was no outstanding balance on this facility.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow requested amounts for short term funding of firm and client margin requirements. The uncommitted maximum amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. As of June 30, 2022, there was $13.0 million outstanding balance on this facility.
•A secured uncommitted loan facility under which StoneX Financial Ltd may borrow funds, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. As of June 30, 2022, there was $45.0 million outstanding on this facility.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Certain of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. Our subsidiaries are in compliance with all of their regulatory capital requirements as of June 30, 2022. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $447.9 million from $6,509.5 million as of September 30, 2021 to $6,061.6 million as of June 30, 2022. During the nine months ended June 30, 2022, net cash of $496.0 million was used in operating activities, $37.6 million was used in investing activities and net cash of $91.2 million was provided by financing activities.
Net cash provided by financing activities during the nine months ended June 30, 2022 included significant inflows from payables to lenders under 90 days of $269.6 million, including the newly agreed to revolver. These inflows were offset by the required principal payments and complete pay off of the senior term loan totaling $170.3 million during the period. Further outflows related to repayments on our revolving line of credit with maturities greater than 90 days exceeding borrowings by $10.0 million. Also, we recorded $6.2 million in funds received for stock option exercises.
We continuously evaluate opportunities to expand our business. Investing activities include $37.6 million in capital expenditures for property and equipment during the nine months ended June 30, 2022 compared to $53.5 million during the prior year. The fluctuation in capital expenditures is principally related to leasehold improvement projects for new office space and purchasing our aircraft in the prior year.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $5.5 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2022 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2022 and September 30, 2021, at fair value of the related financial instruments, totaling $2,537.5 million and $1,771.2 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2022, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2022. The totals of $2,537.5 million and $1,771.2 million include a net liability of $445.6 million and $368.5 million for derivatives, based on their fair value as of June 30, 2022 and September 30, 2021, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021.
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
During the three months ended December 31, 2021, the Company began executing interest rate swaps, which it designated as hedging instruments. Beginning with the three months ended March 31, 2022, the financial statement impact related to these activities became more significant, with the previous quarter’s effects being negligible. The Company accounted for its interest rate swaps under ASC 815-30-35-3, which dictates that, given continued highly effective character of the hedging instrument, changes in fair value be recorded within other comprehensive income. Swap settlements will be reclassified to earnings, net of accruals, in the period in which a given swap is settled.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2022.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
2
7
3
11
19
30
34
24
13
14
11
11
3
4
1
4
3
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000 to $13,000
$13,000 to $14,000
$14,000 to $15,000
$15,000 to $16,000
Greater than $16,000
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated or better money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of June 30, 2022, an immediate 25 basis point decrease in short-term interest rates would result in approximately $8.0 million less in annual net income, assuming an effective tax rate of 27.5%.

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
We manage interest expense using a combination of variable and fixed rate debt. As of June 30, 2022, $508.2 million of outstanding principal debt was variable-rate debt. The variable-rate debt instruments are carried at their unpaid principal balance which approximates fair value. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2022, $348.4 million of outstanding principal debt was fixed-rate long-term debt. As of June 30, 2022, the fixed-rate debt had a fair value of $351.7 million.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. The majority of all sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2022.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase program activity for the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2022 to April 30, 2022	—	$—	—	1,000,000
May 1, 2022 to May 31, 2022	—	—	—	1,000,000
June 1, 2022 to June 30, 2022	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

10.1
Sixth Amendment dated April 21, 2022, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Sixth Amendment contains the Amended and Restated Credit Agreement, as amended by the Sixth Amendment thereto) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.2
Second Supplemental Indenture, dated as of April 21, 2022, by and among StoneX Payment Services Ltd., StoneX Group Inc. (f/k/a INTL FCStone Inc.), the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.3
Intercreditor Joinder Agreement, dated April 21, 2022, by and among StoneX Payment Services Ltd., Bank of America, N.A., as Administrative Agent and Control Agent, The Bank of New York Mellon, as Indenture Trustee and Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.4
Joinder Agreement, dated April 21, 2022, to the Amended and Restated Credit Agreement, dated as of February 22, 2019, by and between StoneX Payment Services Ltd., and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.5
Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent.*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	August 3, 2022	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 3, 2022	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer