Form 10-K
period 2022-09-30
StoneX Group Inc.
filed 2022-11-29
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,063.4 million.
As of November 25, 2022, there were 20,394,011 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 1, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2022

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
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 3,600 employees as of September 30, 2022. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world.
We offer a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. We deliver this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence, to best execution and finally post-trade clearing, custody and settlement services. We believe this is a unique product offering outside of the bulge bracket banks, which creates long-term relationships with our clients. Our business model has created a revenue stream that is diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our global network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for our market intelligence and risk management services.
We currently serve more than 54,000 commercial, institutional, and global payments clients, and over 400,000 retail accounts located in more than 180 countries. We believe we are the third largest independent, non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by our $6.2 billion in required client segregated assets at our U.S. FCM as of September 30, 2022, and making markets in more than 16,000 equities on the NYSE, NASDAQ, and various OTC markets, including exchange-traded-funds (“ETFs”) and over 7,000 ADRs, GDRs and foreign securities making us one of the leading market makers in foreign securities. We are one of only eight Category One ring dealing members of the London Metals Exchange (the “LME”). Our clients include commercial entities, regional, national and introducing broker-dealers, asset managers, insurance companies, brokers, institutional and individual investors, professional traders, commercial and investment banks as well as government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate in an effort to increase our market share or where there is an unmet demand for our services. Through our web and mobile sites, including StoneX.com, StoneXOne.com, FOREX.com, and Cityindex.com we seek to attract and onboard new clients generated from digital marketing and brand advertising initiatives. We also pursue new clients through indirect channels, including our StoneX Marketing Partners affiliate program, StoneX.com/marketing partnerships; our relationships with introducing brokers, who solicit clients on our behalf; and white label partners, who offer our services to their clients under their own brand. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that may help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.

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
Capabilities
We connect our clients to global financial and physical markets and liquidity sources to enable them with efficient access to a broad array of financial and physical products through a combination of high-touch service and digital platforms in pursuit of their business objectives. Our financial network connects our clients to over 40 derivatives exchanges, 185 foreign exchange markets, most global securities exchanges and over 18,000 over-the-counter markets.
Execution
We provide trade execution services to our clients via both high-touch service and electronically through a wide variety of technology platforms that connects them to markets across the globe. Asset and product types include listed futures and options on futures, equities, mutual funds, ETFs, equity options, foreign currencies, corporate, government and municipal bonds and unit investment trusts.
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
OTC / Market-Making
We offer clients access to the OTC markets for a broad range of traded commodities, global securities, foreign currencies, contracts for difference (“CFD”) and interest rate products. For clients with commodity price and financial risk, our customized and tailored OTC structures help mitigate those risks by integrating the processes of product design, execution of the underlying components of the structured risk product, transaction reporting and valuation.
We provide market-making and execution in a variety of financial products including commodity derivatives, unlisted American Depository Receipts (“ADRs”) and Global Depository Receipts (“GDRs”), foreign ordinary shares, and foreign currencies. In addition, we are an institutional dealer in fixed income securities including U.S. Treasury, U.S. government agency, agency mortgage-backed, asset-backed, corporate, emerging market, convertible and high-yield securities.
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
We also participate in the underwriting and trading of agency mortgage-backed, commercial mortgage-backed, asset-backed and municipal securities as well as structured credit in domestic and international markets. Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products. Through our independent wealth management business, we provide advisory services to the growing retail investor market.
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
Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific client objectives. Our clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions and physical contracts.
Our execution and clearing services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service), as well as precious and base metals products. We also provide execution of foreign currency forwards and options and interest rate swaps as well as a wide range of structured product solutions to our commercial clients who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.
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

Within this segment we organize our marketing efforts into client industry product lines including agricultural, energy and renewable fuels, metals and various other commodities, servicing commercial producers, end users and intermediaries around the world.
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
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swaps dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 13 years since the financial crisis, the global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for non-bank participants in this industry, such as us, to acquire small and mid-sized clients and take market share.
We strive to increase market share and attract new clients that are underserved by the global banks, capitalizing on our position as one of few publicly listed mid-sized financial services companies offering our clients access to global futures and options products through our well-capitalized independent FCM, structured OTC products through our swaps dealer as well as our physical commodity offerings. We have also taken advantage of opportunities to consolidate sub-scale competitors into our Commercial businesses.

Institutional
We provide institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally, as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, we originate, structure and place debt instruments in the domestic and international capital markets. These instruments include agency mortgage-backed, commercial mortgage-backed, asset-backed and municipal securities, as well as structured credit.
Securities
We provide value-added solutions that facilitate cross-border trading in equity securities and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We make markets in more than 16,000 equities on the NYSE, NASDAQ, and various OTC markets, including ETFs and over 7,000 ADRs, GDRs and foreign securities making us one of the leading market makers in foreign securities. In addition, we will make prices in more than 10,000 foreign equities listed on foreign exchanges. We are also a broker-dealer in Argentina, Brazil and in the United Kingdom (“U.K.”), where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities, as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers efficient connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 95 correspondent clearing relationships with over $20 billion in assets under management or administration as of September 30, 2022.
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
As of September 30, 2022, our U.S. FCM held $6.2 billion in required client segregated assets, which we believe makes us the third largest independent, non-bank FCM in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCM’s. Through our London-based Europe, Middle East and Africa (“EMEA”) oil voice brokerage business, we provide brokerage services across the fuel, crude and middle distillates markets to clients throughout EMEA.
Foreign Exchange
We provide prime brokerage foreign exchange (“FX”) services to financial institutions and professional traders. We provide our clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options, as well as non-deliverable forwards in both liquid and exotic currencies.

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
Retail
We provide our retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange and CFDs, which are investment products with returns linked to the performance of underlying assets, and both financial trading and physical investment in precious metals. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
Retail Forex and CFDs
We are a provider of trading services and solutions in the global financial markets, including spot foreign exchange (“forex”) and CFDs. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products.
We seek to attract and support our clients through direct and indirect channels. Our primary direct channels for our retail forex and CFD business are our mobile platforms and Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese, Spanish and Arabic. Our indirect channels include our relationships with introducing brokers, who solicit clients on our behalf, and white label partners, who offer our trading services to their clients under their own brand.
Our proprietary trading technology provides our clients with an enhanced client experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we selectively offer third party trading tools that we believe complement our proprietary offerings. We believe that our proprietary trading technology is a significant competitive advantage because we have the ability to adapt quickly to our clients’ changing needs.
We have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues. They allow us to offer our clients superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that aggregates quotes from our liquidity sources to ensure that our prices accurately reflect current market price levels and allow us to provide our clients with fast, accurate trade execution.
We have proprietary technology to handle numerous aspects of account onboarding and client service, including the account opening and client verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of client information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of clients who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to client needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts.
In connection with our retail business, we look to acquire new clients as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and affiliate marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate newer traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.
We also work with introducing brokers in order to expand our client base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit clients interested in forex and CFD trading, to larger, more established financial services firms.
Independent Wealth Management
Our independent broker/dealer, SA Stone Wealth Management Inc. (“SA Stone”), member FINRA/SIPC, together with its affiliated SEC-registered investment advisor, SA Stone Investment Advisors Inc., provides an integrated platform of technology, comprehensive wealth management and investment services to registered representatives, investment advisor representatives and registered investment advisors nationwide. The firm supports more than 460 independent professionals with best-in-class service and products.
Retail Precious Metals
Our physical retail precious metals business is comprised of Coininvest GmbH and European Precious Metal Trading GmbH. Through our websites Coininvest.com and Silver-to-go.com we offer clients the ability to purchase physical gold and other precious metals, in multiple forms, including coins and bars, in denominations of their choice, to add to their investment portfolios.
Competitive Environment - Retail
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. In the retail forex and CFD industry, we compete with both regulated firms focused on forex and CFDs, as well as with global multi-asset trading firms. In wealth management, our competitors vary from large integrated banks and on-line brokerage firms to smaller regional registered investment advisory firms, where competition is driven by reduced commission rates, continued development of online trading platforms and applications and client service.
Global Payments
We provide customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer local currency payments services in more than 185 countries and 140 currencies, which we believe is more than any other payments solutions provider.
Our proprietary platforms allow our clients to connect to us digitally and seamlessly with customized solutions for each of our client groups that fit their specific needs.
We utilize the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) network as well as direct application programming interfaces (“APIs”) to service almost 100 financial institutions globally and connect them to our approximately 375 correspondent banks around the world enabling them to make local currency payments in a cost effective and secure manner.
Through our platforms and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of these countries quickly through our global network of correspondent banks. We primarily act as a principal in buying and selling foreign currencies on a spot basis and derive revenue from the difference between the purchase and sale prices.

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
Volume growth in the global payments market has been steady, driving revenue growth for cross-border payments providers. Increasingly, this volume growth comes from transactions to emerging economies, benefiting those few providers such as us who have a strong competitive position in those emerging economies and an extensive correspondent bank network that would be difficult to replicate. As reported in the Boston Consulting Group 2022 Global Payments Report, global payments revenues reached $1.5 trillion in 2021 and are expected to grow to $3.3 trillion in 2031 with Latin America, the Middle East, Africa and Europe expected to see the highest growth rates during this period which we believe has potential to directly benefit our payments business.
The global payments market has historically been dominated by large Organization for Economic Co-operation and Development (“OECD”) banks that provide G20 to non-G20 foreign exchange rates to clients. Such banks, however, are reliant on their correspondent banking network for foreign exchange rates, which often results in uncompetitive rates and a lack of transparency. These issues are further exacerbated by a lack of uniform regulation in the business-to-business (“B2B”) global payments sector, with no coordinated regulatory framework, even among significant OECD countries.
We believe that the general lack of transparency in bank offerings in the global payments market with regard to fees and exchange rates, the banks’ often more expensive services, as well as the lack of systematic regulation, have opened opportunities for competitors in this market. As a result, the fast-growing space has attracted significant investor interest. Independent providers have entered the market, leveraging technology to lower client acquisition costs and providing an enhanced client experience through online platforms. In the global payments market, we believe we are one of those independent providers and disruptors offering significant value to our bank, corporate and NGO/charities clients, providing competitive and transparent payments solutions.
Subsequent Acquisition
Cotton Distributors Inc.
On October 31, 2022, our wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with a strong network of producers in Brazil, West Africa, and buyers in the APAC region. The purchase price is approximately $40.0 million, which is CDI’s estimated tangible book value.
Acquisitions during Fiscal Year 2021
Chasing Returns Limited
In August 2021, our wholly owned subsidiary, StoneX Netherlands B.V., acquired Chasing Returns Limited, based in Ireland. Chasing Returns Limited specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. We utilize the capabilities of Chasing Returns Limited to enhance our offerings to retail clients.
EncoreFx Ltd.
In December 2020, we acquired EncoreFx Inc., which was incorporated in the State of Washington, and is registered as a Money Services Business with the Financial Crimes Enforcement Network (“FinCEN”), having 33 state money transmitter licenses and whose primary operations include providing foreign-currency exchange risk management and global payment solutions services to small and medium sized businesses. Subsequent to the acquisition, EncoreFx Inc. was renamed as StoneX Payment Services Ltd.

Acquisitions during Fiscal Year 2020
Gain Capital Holdings, Inc.
In July 2020, we acquired Gain Capital Holdings, Inc. (“Gain”), a global provider of trading services and solutions to institutional and retail investors, specializing in both OTC products and exchange-traded futures and options on futures. Gain provides its clients with access to a diverse range of global OTC financial markets, including spot foreign exchange, precious metals, and CFDs (where permitted). As a result of the acquisition, we added a new digital platform to our global financial network, significantly expanded our offerings to retail clients, as well as added a complementary exchange-traded futures and options on futures business.
Regulation
Overview
Our business and the industries in which we operate are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions including the U.S., the U.K, Luxembourg, Germany, Cyprus, Argentina, Brazil, Dubai, Nigeria, Hong Kong, Singapore, Japan, Australia, Canada and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and a number perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:
•maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•the treatment of client assets, including custody, control, safekeeping and, in certain countries, segregation of our client funds and securities;
•the methods by which clients can fund accounts with us;
•sales and marketing activities, including our interaction with, and solicitation of, clients;
•disclosures to clients, including those related to product risks, self-dealing and material conflicts of interest;
•the collection, use, transfer and protection of client personal information;
•anti-money laundering practices;
•recordkeeping and reporting requirements; and
•continuing education and licensing requirements for our employees, and supervision of the conduct of directors, officers and employees.
In some jurisdictions in which we offer our products and services, we are not subject to regulation because there is no established regulatory regime that covers our products and services or due to the manner in which we offer our products and services. We consult with legal counsel in jurisdictions in which we operate on a regular basis, or where we have a material concentration of clients, as to whether we have the required authorizations, licenses or approvals or whether we may conduct our business cross-border with residents in that jurisdiction without obtaining local regulatory authorization, approval or consent. To the extent that we wish to serve clients in a jurisdiction in which we determine licensing or registration is required, we may also elect to direct such clients to a licensed white label or other partner, rather than pursuing licensing or registration ourselves.
Though we conduct our business in a manner which we believe complies with applicable local law, regulators may assert authority over activities that they deem to take place within the jurisdiction they regulate, and new laws, rules or regulations may be enacted that change the regulatory landscape and result in new, or clarify preexisting, registration or licensing requirements.
The primary responsibility for ensuring that we maintain compliance with all applicable regulatory requirements is vested in our legal and compliance departments. In addition, our legal and compliance departments are responsible for our ongoing training and education programs, supervision of our personnel required to be licensed by one or more of our regulators, review of sales, marketing and other communications and other related functions. Also where appropriate, our sales employees are licensed pursuant to applicable regulation.
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
The CFTC and NFA also regulate our forex, futures and swaps trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities. In recent years, as is the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. The CFTC Reauthorization Act of 2019, which grants the CFTC express authority to regulate the retail forex industry, includes a series of additional rules which regulate various aspects of our business, including additional risk disclosures to retail forex clients, further limitations on sales and marketing materials and additional rules and interpretive notices regarding NFA mandated Information Systems Security Programs, including training and notification requirements for cybersecurity incidents.
Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2022. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 to the Consolidated Financial Statements.
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
Retail Forex Client Assets
As a Retail Foreign Exchange dealer (“RFED”) registered with the CFTC and member of NFA, we maintain deposits from clients relating to their trading of OTC foreign exchange contracts whereby we act as counterparty to client trading activity making it subject to CFTC regulation 5.8, which specifies that such funds must be held in designated accounts at qualifying institutions in the United States or money center countries as defined by CFTC regulation 1.49. In addition, CFTC regulations require filing of a daily retail forex obligation calculation which compares the assets held for clients with qualifying institutions (“retail forex assets”) to the firm’s total obligation to retail forex clients, also known as net liquidating value (“retail forex liabilities”). The amount of retail forex assets must be in excess of the retail forex liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC.
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
With respect to our retail OTC business, the Dodd-Frank Act includes:
•rules that require us to ensure that our clients residing in the United States have accounts open only with our U.S. registered NFA-member operating entity; and
•rules that essentially require all retail transactions in any commodity product other than a retail foreign currency transaction that is traded on a leveraged basis to be executed on an exchange, rather than OTC.
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
U.S. Patriot Act
We are subject to a variety of statutory and regulatory requirements concerning our relationships with clients and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which requires that we maintain a comprehensive anti-money laundering (“AML”) program, a customer identification program (CIP), designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.
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
European and United Kingdom Regulation
The Financial Conduct Authority (“FCA”), the regulator of investment firms in the U.K., regulates our U.K. subsidiary as a Markets in Financial Instruments Directive (“MiFID”) investment firm under U.K. law. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply.
Applicable regulations also impose regulatory capital, as well as conduct of business, governance, and other requirements on these entities. The client assets (“CASS”) rules in the MIFID regulations include those that govern the handling of client money and other assets which, under certain circumstances must be segregated from the firm’s own assets.
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
Our U.K. and E.U. entities take a risk-based approach and senior management are responsible for addressing these risks. There is a requirement to regularly identify and assess the exposure to financial crime risk and report to the governing body on the same. This enables the targeting of financial crime resources on the areas of greatest risk. Procedures in the U.K. and E.U. are based on guidance and requirements issued both at a national and supranational level.
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
Packaged Retail and Insurance-based Investment Products
Our U.K. entities are required to comply with the PRIIPs Regulation in relation to packaged retail and insurance-based investment products (“PRIIPs”) that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for difference) as falling within the definition of a PRIIP. The regime requires us to provide retail clients with a standardized key information document (“KID”) in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.
Payments Services Regulations 2017
The Payments Services Regulations 2017 (“PSRs”) implemented the second Payments Services Directive (“PSD II”) in the U.K. The most significant development contained in the PSD II is the requirement for payment services firms to introduce strong customer authentication (“SCA”) on the payment platforms which was required to be fully implemented by March 2022.

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
U.K. Investment Firm Prudential Regime
The U.K. implemented a new prudential regime that replaced the previously existing Capital Requirements Regulation (“CRR”) and fourth Capital Requirements Directive (“CRD IV”) in January 2022. The U.K. Investment Firm Prudential Regime (“IFPR”) is intended to introduce a more appropriate regime for investment firms, which are currently regulated under rules designed for banks. StoneX Financial Ltd is not currently expecting that the IFPR will require significant changes to be made to its prudential requirements. This new prudential regime entered into force in June 2021 in the E.U.
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
Exchange Memberships
Through our various operating subsidiaries, we are member of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the New Zealand Exchange, the Minneapolis Grain Exchange, the London Metal Exchange, ICE Europe Ltd, Euronext Amsterdam, Euronext Paris, European Energy Exchange, Norexco ASA, the Rosario Futures Exchange, ICE Futures Abu Dhabi, Small Exchange, Inc., Nodal Exchange and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.
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
•Manager Training. Management training is provided to certain senior leaders and mid-level managers. This training covers, among other topics, talent review, development of underperforming employees, handling employee misconduct and coaching and success workshops.
•Know-Your-Business Programs. We make available to employees a monthly “Know-Your-Business” program led by senior managers, including our CEO, to provide our employees with the opportunity to learn about our diverse product and service offerings, as well as familiarize themselves with the various operational and administrative support areas.
•Virtual Networking and Mentoring Programs. We have established networking and mentoring programs to provide an additional means for employees to connect with each other, learn about different parts of our business and to help each other further develop their careers.
Employee Health and Welfare
We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of wellness initiatives. We have taken a proactive approach to addressing the Covid-19 pandemic’s impact on our employees, implementing a mitigation response and monitoring program, which includes a Covid-19 Response Task Force, in order to protect the health of our employees, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with local guidelines for each of our offices. We promote a culture of hard work and achievement that also strives to provide an appropriate work-life balance for our employees. We conduct employee surveys from time-to-time to collect feedback and incorporate into our planning. In addition, we offer employee assistance programs, including confidential assistance for financial, mental and physical well-being. Finally, we believe that the well-being of our employees is enhanced when they can give back to their local communities or charities and have established the “Collective Giving” program to facilitate participation by our employees in these initiatives and provide a company match for charitable contributions.
Diversity and Inclusion
We believe that we are more successful commercially with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers, regardless of gender, national origin, ethnicity or other protected class. We have adopted an Affinity Group Policy which provides a framework for groups of employees to interact over areas of common interest, an example being the Women of StoneX program which focuses on supporting and developing our female employees. In addition, our Board includes two female directors and two self-identified diverse directors, and our Nominating and Governance Committee is actively focused on issues of diversity and inclusion as part of its overall mandate. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address client needs across the numerous cultures in the countries in which we operate. We continually analyze and monitor gender and ethnicity across our employee population and report regularly into Executive Committee and the Board.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the U.K., Cyprus, Luxembourg, Germany, Spain, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia, Singapore, Japan, Cayman Islands, Bermuda and Poland. We established wholly owned subsidiaries in the Netherlands, Cayman Islands and Bermuda but do not have offices or employees in those countries.
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
We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office (“USPTO”), including: StoneX, IRMP, FCStone, FC Stone, CommodityNetwork, CoffeeNetwork, GAIN Capital, FOREX.com, It’s Your World. Trade It., GAIN Capital Futures, and GAIN Futures. We have applications pending with the USPTO for StoneX One, StoneHedge and Global Payments Connect. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., the E.U., Singapore and China. We also have pursued trademark protection through the Madrid Protocol covering our StoneX brand name in a variety of jurisdictions. To date, we have received grants of registration in Australia, Brazil, Benelux, Columbia, the U.K., Japan, South Korea, Mexico, Singapore and are awaiting examination resolutions in other jurisdictions.
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
Low short-term interest rates negatively impact our profitability. We earn interest and fee income on client balances left on deposit with us. We have generated significant interest-related revenue in both the current and prior periods and a decline in short-term interest rates or a decline in the amount of client funds on deposit may have a material adverse effect on our profitability in the future.
Short-term interest rates are highly sensitive to factors that are beyond our control and we can provide no assurance as to whether short-term interest rates will decline in the future.
Our financial position and results of operations may be adversely affected by unfavorable economic and financial market conditions, including the ongoing impact of the COVID-19 pandemic and the conflict between Ukraine and Russia.
Economic and financial market conditions, including those caused by the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that a global recession or slowdown occurs, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.
In addition, the continuation of the COVID-19 pandemic has led to increased operational and cybersecurity risks. These risks include, among others, increased demand on our information technology resources and systems and the increased risk of phishing and other cybersecurity attacks. Any failure to effectively manage these increased operational and cybersecurity demands and risks may materially adversely affect our results of operations and the ability to conduct our business. For a further discussion of cybersecurity risks, see Technology and Cybersecurity Risks below.
To the extent the continuation of the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia adversely affects our business, financial condition, liquidity or results of operations, these events may also have the effect of heightening many of the other risks described herein and in any future Quarterly Reports on Form 10-Q or other filings we make with the SEC.

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
We are subject to risk of default by financial institutions that hold our funds and our clients’ funds. We have significant deposits of our own funds and our clients' funds with banks and other financial institutions, including liquidity providers. In the event of the insolvency of one of these financial institutions, we might not be able to fully recover the assets we have deposited since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
We rely on relationships with introducing brokers for obtaining some of our clients and our business or reputation could be harmed by such introducing broker misconduct or errors. We have relationships with introducing brokers, both domestic and international, who solicit clients for their execution and/or advisory services. Those introducing brokers work to establish execution and/or clearing accounts with our entities for those new client relationships but generally serve as the primary relationship and customer service point for those clients. Many of our relationships with introducing brokers are non-exclusive or may be canceled on relatively short notice. In addition, our introducing brokers have no obligation to provide new client relationships or minimum levels of transaction volume. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. Further, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by clients directed to us by such brokers, it would have been more economically attractive to seek to acquire the clients directly rather than through the introducing broker. Our failure to maintain our relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships could result in a loss of revenues, which would adversely affect our business.
We may be held responsible by regulators or third-party plaintiffs for any improper conduct by our introducing brokers, even though we do not control their activities. This may be the case even when the introducing brokers are separately regulated. Many of our introducing brokers operate websites, which they use to advertise our services or direct clients to us and there may be statements on such websites in relation to our services that may not be accurate and may not comply with applicable rules and regulations. Any disciplinary action taken against us relating to the activities of our introducing brokers, or directly against any of our introducing brokers could have a material adverse effect on our reputation, damage our brand name and adversely affect our business, financial condition and operating results.
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
There is currently no broadly accepted regulatory framework for Bitcoin or other cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the U.S. and other countries around the world. For example, in the U.S., it is unclear whether many cryptocurrencies are “securities” under federal securities laws, and the implications for us if any of our products linked to cryptocurrencies are determined to be securities could be significant and adverse. In addition, some market observers have asserted that historical material price fluctuations in many cryptocurrency markets, such as that for Bitcoin, may indicate the propensity for cryptocurrency markets to “bubble,” and if markets for any cryptocurrencies linked to our products suffer severe fluctuations, our clients could experience significant losses and we could lose their business.
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
We hold a large amount of personally identifiable information relating to our clients and other counterparties, which exposes us to significant regulatory and financial risks if such information is not properly safeguarded. In connection with our business, we collect and retain personally identifiable information of our clients. The continued occurrence of high-profile data breaches provides evidence of the serious threats to information security in general and as it relates to our business. Our clients expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is rapidly evolving and increasingly demanding. Protecting against security breaches, including cyber-security attacks, is an increasing challenge, and penetrated or compromised data systems or the intentional or inadvertent release or disclosure of data has in the past, and may in the future, result in theft, loss or fraudulent or unlawful use of client or company data. It is possible that our security controls over personally identifiable information, our training of employees on data security and other practices we follow may not prevent the improper disclosure of personally identifiable information that we collect, store and manage.
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
System failures, inadvertent disclosure of client personal information and/or cybersecurity breaches expose us to financial losses, regulatory fines or sanctions and third-party litigation. The degradation or failure of the communications and computer systems on which we rely, due to internal system issues, vendor or other third party issues, cybersecurity attacks or for other reasons, or the significant theft, loss or fraudulent use of client information under any circumstances, may lead to financial losses, litigation or arbitration claims filed by or on behalf of our clients, and regulatory investigations and sanctions against us. These events could also have a negative effect on our reputation, which in turn could cause us to lose existing clients to our competitors or make it more difficult for us to attract new clients in the future.
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
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations. As of September 30, 2022, our total consolidated indebtedness was $824.2 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:
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
As of September 30, 2022, $485.1 million of our borrowings are subject to variable interest rates and as such in periods of rising interest rates, our cost of funds will increase, which could reduce our net income.
Committed credit facilities currently available to us might not be renewed. As of September 30, 2022, we had four committed credit facilities under which we could borrow up to $1,000.0 million, consisting of:
•a $475.0 million facility for general working capital requirements, committed until April 21, 2025;
•a $75.0 million facility for short-term funding of margin to commodity exchanges, committed until March 31, 2023;

•a $400.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until July 28, 2024; and
•a $50.0 million facility for short-term funding of margin to commodity exchanges, committed until October 14, 2023.
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
We are exposed to significant risk from civil litigation and regulatory enforcement actions against us. As a result of the broad scope of our highly regulated business activities and our large and diverse client population, we are a party to a significant number of lawsuits and regulatory investigations and proceedings, which are costly and time consuming to defend or address and expose us to risk of loss and fines and penalties. Moreover, the amounts involved in the trades we execute, together with the potential for rapid price movements in the products we offer, can result in potentially large damage claims in any litigation that arises in connection with such trades.
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
As we operate or otherwise extend our services in certain jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, we may be required to cease operations in one or more of the countries in which we operate without registration, licensing or authorization, or our growth may be limited by newly imposed regulatory or other restrictions. A portion of our trading volume is attributable to clients in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive revenue and profit, and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to clients, and jurisdictions in which we operate or otherwise extend our services in reliance on exemptions from the regulatory regime. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve clients based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.
In such jurisdictions in which we are not licensed or authorized, we may be subject to a variety of restrictions regarding the manner in which we conduct our business or serve clients, including restrictions on:
•our sales and marketing activities;
•the use of a website specifically targeted to potential clients in a particular country;
•our ability to have a physical presence in a particular country; or
•the types of services we may offer clients physically present in each country.
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
We may be subject to possible enforcement action and penalties if we are determined to have previously offered, or currently offer, our services in violation of applicable laws and regulations in any of the markets in which we serve clients. In any such case, we may be required to cease the conduct of our business with clients in one or more jurisdictions. We may also determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuing the business in one or more jurisdictions are too onerous to justify making the necessary changes. In addition, any such event could negatively impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation.
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
The U.K.’s withdrawal from the European Union could have an adverse effect on our business and financial results. On January 31, 2020, the U.K. withdrew from membership in the E.U., which exit, referred to as Brexit, has caused disruptions to, and created uncertainty surrounding, our business in the U.K. and E.U., including the elimination of our historical right to serve clients in the E.U. from the U.K. on a passport basis and changes to U.K. and E.U. immigration policy, limiting our access to and ability to compete for and hire, skilled employees in both the U.K. and the E.U. Brexit could also impact our existing and future relationships with suppliers and employees in the U.K. and E.U. by disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. As a result, Brexit could have an adverse effect on our future business, financial results and operations.
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
Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been achieved through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $975.8 million in fiscal 2018 to $2,107.4 million in fiscal 2022 principally as a result of several acquisitions. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able enter into additional transactions, our growth may be adversely affected.
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
The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large non-recurring write-offs, such as of acquired in-process research and development costs, and restructuring charges.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2022 that remain unresolved.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘SNEX’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2022, there were approximately 451 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2022 and 2021 were as follows:

		Price Range
		High	Low
2022:
	Fourth Quarter	$98.13	$74.20
	Third Quarter	$81.05	$67.02
	Second Quarter	$77.50	$60.76
	First Quarter	$72.34	$52.31
2021:
	Fourth Quarter	$70.00	$60.72
	Third Quarter	$70.47	$58.26
	Second Quarter	$66.87	$53.51
	First Quarter	$65.02	$49.26

Value over 5 years of $100 invested on September 30, 2016 in each of the company's stock ("SNEX"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

250
200
150
100
50
-
2017
2018
2019
2020
2021
2022
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
On August 23, 2022, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2022 and ending on September 30, 2023. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program (1)
July 1, 2022 to July 31, 2022	—	$—	—	1,000,000
August 1, 2022 to August 31, 2022	—	—	—	1,000,000
September 1, 2022 to September 30, 2022	—	—	—	1,000,000
Total	—	$—	—
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of the coronavirus (“COVID-19”) pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our clients, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 3,600 employees as of September 30, 2022. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
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

StoneX Group Inc. and its trade name "StoneX" carry forward the foundation established by Saul Stone in 1924 to today's modern financial services firm. Today, we provide an institutional-grade financial services ecosystem, connecting our clients to 40 derivatives exchanges, 185 foreign exchange markets, most global securities exchanges and over 18,000 over-the-counter markets via our networks of highly integrated digital platforms and experienced professionals. Our platform delivers support throughout the entire lifecycle of a transaction, from consulting and boots-on-the-ground intelligence, to efficient execution, to post-trade clearing, custody and settlement.
Current Trends Affecting the Financial Services Industry
Economic and financial market conditions, including those caused by the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities, which may expose us to trading losses. In addition, a global recession or slowdown could lead to extended periods of lower short-term interest rates and decreased volatility which could adversely affect our profitability and/or reduce our access to capital markets. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients.
In addition, the continuation of the COVID-19 pandemic and the conflict between Ukraine and Russia has led to increased operational and cybersecurity risks. These risks include, among others, increased demand on our information technology resources and systems and the increased risk of phishing and other cybersecurity attacks. Any failure to effectively manage these increased operational and cybersecurity demands and risks may materially adversely affect our results of operations and the ability to conduct our business. See “Risk Factors” in Part I, Item 1A in this Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.
Executive Summary
Our fiscal 2022 was marked with the effects of widespread inflationary pressures on global markets, sharp increases in short term interest rates, and continued volatility in both the financial and physical commodities markets. This was especially prevalent following the Russian invasion of Ukraine, resulting in increases in client volumes and in most cases a widening of spreads captured, although we did experience a $5.4 million increase in bad debts, net of recoveries in the year ended September 30, 2022 compared to the prior year, as a result of the effect of this heightened market volatility on certain of our clients. The impact of these effects resulted in increased volumes across all of our product offerings during the year ended September 30, 2022, as well as a significant increase in interest and fee income earned on client balances. For the year ended September 30, 2022, we achieved record operating revenues across all four of our operating segments.
In fiscal 2022 we experienced strong growth in our client balances, as average client equity and average money-market/FDIC sweep balances increased 48% and 21%, respectively compared to the year ended September 30, 2021. This growth, combined with a significant increase in short term interest rates in the second half of the fiscal year, led to an increase of $63.3 million, or 243%, to $89.3 million in interest and fee income on client balances in the year ended September 30, 2022.
Operating revenues increased $434.3 million, or 26%, to $2,107.4 million in the year ended September 30, 2022 compared to $1,673.1 million in the year ended September 30, 2021, led by our Commercial and Institutional segments which added $157.3 million and $163.4 million, respectively, compared to the year ended September 30, 2021. Our Retail and Global Payments segments added $78.7 million and $34.7 million, respectively, compared to the year ended September 30, 2021.
Overall segment income increased $169.5 million, or 33%, compared to the year ended September 30, 2021. This growth in segment income was led by our Commercial segment which increased $96.1 million, or 50% compared to the year ended September 30, 2021, as a result of strong growth in operating revenues, benefiting from increased volatility and client activity. This growth in operating revenues was partially offset by a $19.5 million increase in non-variable direct expenses.
Institutional segment income increased $6.9 million, or 4% compared to the year ended September 30, 2021. This growth was principally driven by a 24% increase in operating revenues including a significant increase in both interest/fee income on client balances and in operating revenues derived from securities transactions, where securities average daily volumes (“ADV”) increased 25% compared to the year ended September 30, 2021, along with a 5% decline in securities rate per million (“RPM”) earned. This growth was partially offset by a $76.8 million increase in interest expense, primarily related to our institutional fixed income dealer and to a lesser extent our securities lending activities and interest paid to clients on their balances held. In addition, non-variable direct expenses increased $27.3 million compared to the year ended September 30, 2021.

Segment income in our Retail segment increased $47.6 million or 70% compared to the year ended September 30, 2021, principally due to strong growth in operating revenues derived from FX/CFD contracts largely driven by a 32% increase in FX/CFD contracts RPM as a result of heightened volatility in global financial markets. This growth was partially offset by a decline in operating revenues derived from physical contracts and a $34.7 million increase in non-variable direct expenses compared to the year ended September 30, 2021.
Finally, Global Payments segment income increased $18.9 million, or 24% compared to the year ended September 30, 2021, as average daily volumes increased 15% and RPM increased 10% compared to the year ended September 30, 2021. These increases were partially offset by an $8.6 million increase in non-variable direct expenses.
Interest expense related to corporate funding purposes increased $3.4 million to $44.7 million in the year ended September 30, 2022 compared to $41.3 million in the year ended September 30, 2021, principally due to higher short-term interest rates and an increase in debt issuance costs related to the credit facility renewed in April 2022.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Reflecting such efforts, variable expenses were 56% of total expenses in the current period, flat compared to the prior year period. Non-variable expenses, excluding bad debts increased $100.0 million compared to the year ended September 30, 2021, principally due to higher selling and marketing expenses, fixed compensation and benefits, trading system and market information, professional fees, non-trading technology, travel and business development expenses and depreciation and amortization.
Net income increased $90.8 million to $207.1 million in the year ended September 30, 2022 compared to $116.3 million in the year ended September 30, 2021. Diluted earnings per share were $10.01 for the year ended September 30, 2022 compared to $5.74 in the year ended September 30, 2021.
Selected Summary Financial Information
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the periods indicated.
Financial Overview

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Revenues:
Sales of physical commodities	$64,052.6	56%	$40,961.6	(23)%	$52,899.2
Principal gains, net	1,145.2	28%	892.0	43%	622.2
Commission and clearing fees	507.9	4%	487.2	21%	403.6
Consulting, management, and account fees	111.3	22%	91.0	9%	83.7
Interest income	219.0	114%	102.4	(22)%	130.9
Total revenues	66,036.0	55%	42,534.2	(21)%	54,139.6
Cost of sales of physical commodities	63,928.6	56%	40,861.1	(23)%	52,831.3
Operating revenues	2,107.4	26%	1,673.1	28%	1,308.3
Transaction-based clearing expenses	291.2	7%	271.7	22%	222.5
Introducing broker commissions	160.1	—%	160.5	41%	113.8
Interest expense	135.5	173%	49.6	(38)%	80.4
Interest expense on corporate funding	44.7	8%	41.3	75%	23.6
Net operating revenues	1,475.9	28%	1,150.0	32%	868.0
Compensation and benefits	794.8	17%	679.1	31%	518.7
Bad debts, net of recoveries and impairments	15.8	52%	10.4	(44)%	18.7
Other expenses	394.5	27%	309.8	51%	205.8
Total compensation and other expenses	1,205.1	21%	999.3	34%	743.2
Gain on acquisitions and other gains, net	6.4	88%	3.4	(96)%	81.9
Income before tax	277.2	80%	154.1	(25)%	206.7
Income tax expense	70.1	85%	37.8	2%	37.1
Net income	$207.1	78%	$116.3	(31)%	$169.6

Return on average stockholders’ equity	21.0%		13.9%		24.9%

The tables below present a disaggregation of consolidated operating revenues and select operating data and metrics used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Operating Revenues (in millions):
Listed derivatives	$430.5	11%	$387.6	18%	$328.5
OTC derivatives	208.3	45%	143.4	29%	111.2
Securities	610.4	14%	533.6	16%	458.3
FX / Contracts for difference (“CFD”) contracts(1)	339.3	40%	242.0	262%	66.9
Global payments	167.8	25%	133.8	17%	114.6
Physical contracts	194.3	27%	152.6	25%	122.4
Interest / fees earned on client balances	89.3	243%	26.0	(39)%	42.7
Other	82.7	19%	69.5	2%	68.4
Corporate Unallocated	7.8	359%	1.7	(88)%	14.6
Eliminations	(23.0)	35%	(17.1)	(11)%	(19.3)
	$2,107.4	26%	$1,673.1	28%	$1,308.3

(1)
Operating revenues from FX / CFD contracts for the year ended September 30, 2020 included 43 trading days of Gain activity from the period post-acquisition of Gain, which was acquired effective August 1, 2020. Gain activity is shown in our Retail segment, along with our pre-existing FX activities, which are shown in our Institutional segment. Both had a full year of trading days during the years ended September 30, 2022 and 2021.

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	160,609	10%	146,101	(6)%	154,652
Listed derivatives, average rate per contract (1)	$2.53	(1)%	$2.55	29%	$1.98
Average client equity - listed derivatives (millions)	$5,696	48%	$3,842	39%	$2,765
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,968	16%	2,557	21%	2,113
OTC derivatives, average rate per contract	$70.49	27%	$55.70	7%	$52.19
Securities average daily volume (“ADV”) (millions)	$3,459	25%	$2,776	61%	$1,729
Securities rate per million (“RPM”) (2)	$579	(5)%	$610	(28)%	$845
Average money market / FDIC sweep client balances (millions)	$1,784	21%	$1,471	30%	$1,130
FX / CFD contracts ADV (millions) (3)	$13,273	25%	$10,636	10%	$9,679
FX / CFD contracts RPM	$99	11%	$89	(8)%	$97
Global Payments ADV (millions)	$62	15%	$54	20%	$45
Global Payments RPM	$10,880	10%	$9,921	(2)%	$10,092

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest income related to securities lending is excluded from the calculation of Securities RPM.
(3)
ADV for the year ended September 30, 2020 included 43 trading days of Gain activity from the period post-acquisition of Gain, which was acquired effective August 1, 2020. Gain activity is shown in our Retail segment, along with our pre-existing FX activities, which are shown in our Institutional segment. Both had a full year of trading days during the years ended September 30, 2022 and 2021.

Operating Revenues
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Operating revenues increased $434.3 million, or 26%, to $2,107.4 million in the year ended September 30, 2022 compared to $1,673.1 million in the year ended September 30, 2021. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $42.9 million, or 11%, to $430.5 million in the year ended September 30, 2022 compared to $387.6 million in the year ended September 30, 2021, principally driven by a 10% increase in listed derivative volumes.
Operating revenues in OTC derivatives increased $64.9 million, or 45%, to $208.3 million in the year ended September 30, 2022 compared to $143.4 million in the year ended September 30, 2021. This growth was principally driven by increased client activity in agricultural and soft commodity markets which resulted in a 16% increase in OTC contract volumes, as well as a 27% increase in the average rate per contract as a result of wider spreads in FX hedging and energy and renewable fuels markets.

Operating revenue from securities transactions increased $76.8 million, or 14%, to $610.4 million in the year ended September 30, 2022 compared to $533.6 million in the year ended September 30, 2021. This increase was principally a result of a 25% increase in securities ADV driven by increased client activity in fixed income markets, which was partially offset by a 5% decline in RPM as a result of lower spreads in equity products.
Operating revenues from FX/CFD contracts increased $97.3 million, or 40%, to $339.3 million in the year ended September 30, 2022 compared to $242.0 million in the year ended September 30, 2021, principally as a result of a 25% increase in FX/CFD contracts ADV, as well as a 11% increase in FX/CFD contracts RPM, both of which were driven by heightened volatility in global financial markets.
Operating revenues from global payments increased by $34.0 million, or 25%, to $167.8 million in the year ended September 30, 2022 compared to $133.8 million in the year ended September 30, 2021, principally as a result of a 15% increase in ADV, as well as a 10% increase in payments RPM.
Operating revenues from physical contracts increased $41.7 million, or 27%, to $194.3 million in the year ended September 30, 2022 compared to $152.6 million in the year ended September 30, 2021, principally due to increased client activity in agricultural and energy commodities, as well as continued strong client demand for precious metals.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $63.3 million, or 243%, to $89.3 million in the year ended September 30, 2022 compared to $26.0 million in the year ended September 30, 2021, principally as a result of an increase in short term interest rates as well as increases in average client equity and average FDIC sweep client balances of 48% and 21%, respectively.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Operating revenues increased $364.8 million, or 28% to $1,673.1 million in the year ended September 30, 2021 compared to $1,308.3 million in the year ended September 30, 2020. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues from listed derivatives increased $59.1 million, or 18% to $387.6 million in the year ended September 30, 2021 compared to $328.5 million in the year ended September 30, 2020, principally driven by a 29% increase in the average rate per contract, which was partially offset by a 6% decline in listed derivative volumes.
Operating revenues in OTC derivatives increased $32.2 million, or 29% to $143.4 million in the year ended September 30, 2021 compared to $111.2 million in the year ended September 30, 2020. This growth was principally driven by increased client activity in agricultural markets which drove a 21% increase in OTC contract volumes.
Operating revenue from Securities transactions increased $75.3 million, or 16% to $533.6 million in the year ended September 30, 2021 compared to $458.3 million in the year ended September 30, 2020. This was principally a result of a 61% increase in securities ADV driven by increased client activity in fixed income markets and to a lesser extent equity products, which was partially offset by a 28% decline in RPM as a result of lower spreads in fixed income products.
Operating revenues from FX/CFD contracts increased $175.1 million, or 262% to $242.0 million in the year ended September 30, 2021 compared to $66.9 million in the year ended September 30, 2020, as a result of an incremental $183.0 million increase in FX/CFD contracts operating revenues in our Retail segment resulting from the acquisition of Gain, which was partially offset by lower FX operating revenues in our Institutional FX prime brokerage business.
Operating revenues from global payments increased by $19.2 million, or 17% to $133.8 million in the year ended September 30, 2021 compared to $114.6 million in the year ended September 30, 2020, principally as a result of a 20% increase in ADV.
Operating revenues from physical contracts increased $30.2 million, or 25% to $152.6 million in the year ended September 30, 2021 compared to $122.4 million in the year ended September 30, 2020, principally due to increased client activity in agricultural and energy commodities as well as continued strong client demand for precious metals.
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

Finally, related to the transfer of the majority of the operations of Gain’s U.K. domiciled subsidiaries into StoneX Financial Ltd., a U.S. dollar denominated entity, which was completed during the quarter ended March 2021, operating revenues for the year ended September 30, 2021 included a $4.9 million loss on derivative positions entered into to mitigate our exposure to the British Pound in the Gain subsidiaries in advance of the transfer as well as a $0.4 million foreign currency gain on revaluation related to the Gain U.K. domiciled subsidiaries. Prior to the transfer, the assets and liabilities of Gain’s U.K. subsidiaries were subject to translation to the U.S. dollar, and for the period beginning October 2020 through March 31, 2021, the foreign currency translation adjustment related to Gain’s U.K. subsidiaries resulted in a $10.3 million increase in “accumulated other comprehensive income”.
Interest and Transactional Expenses
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Transaction-based clearing expenses

	Year Ended September 30,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$291.2	$271.7	$19.5	7%
Percentage of operating revenues	14%	16%
The increase in expense is principally due to higher clearing and ADR conversion fees in the Equity Capital Markets business, higher costs related to listed derivatives within the Financial Ag & Energy and Exchange-Traded Futures & Options businesses, and higher costs in our Debt Capital Markets, Global Payments, and Retail Forex businesses due to increases in average daily volumes. The decline in the percentage of operating revenues is principally due to the significant increase in interest income.
Introducing broker commissions

	Year Ended September 30,
	2022	2021	$ Change	% Change
Introducing broker commissions	$160.1	$160.5	$(0.4)	—%
Percentage of operating revenues	8%	10%
The modest decrease in introducing broker commissions is principally due to lower costs within our Financial Ag & Energy and Retail Forex businesses, partially offset by increased activity in our Exchange-Traded Futures & Options, LME Metals, Physical Ag & Energy and Global Payments businesses. The decline in the percentage of operating revenues is principally due to the significant increase in interest income.
Interest expense

	Year Ended September 30,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$62.3	$9.6	$52.7	549%
Securities borrowing	23.0	17.6	5.4	31%
Client balances on deposit	17.4	1.5	15.9	1,060%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	32.8	20.9	11.9	57%
	135.5	49.6	85.9	173%
Corporate funding	44.7	41.3	3.4	8%
Total interest expense	$180.2	$90.9	$89.3	98%
The increase in interest expense attributable to trading activities is principally due to the increase in fixed income business activities within our Institutional segment, an increase in interest on client balances principally due to higher short-term rates, and increase in average borrowings within our Commercial segment, along with the impact of the increases in short-term interest rates during the year ended September 30, 2022.

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Transaction-based clearing expenses

	Year Ended September 30,
	2021	2020	$ Change	% Change
Transaction-based clearing expenses	$271.7	$222.5	$49.2	22%
Percentage of operating revenues	16%	17%
The increase in transaction-based clearing expenses is principally due to incremental costs in the retail forex business within our Retail segment related to the acquisition of Gain, effective August 1, 2020, and also from higher clearing and exchange fees within our Institutional segment, resulting from the increase in securities ADV, and our Commercial segment, resulting from the increase in listed derivative contract volumes.
Introducing broker commissions

	Year Ended September 30,
	2021	2020	$ Change	% Change
Introducing broker commissions	$160.5	$113.8	$46.7	41%
Percentage of operating revenues	10%	9%
The increase in introducing broker commissions is principally due to increases in our Retail and Institutional segments related to incremental expense from the Gain acquisition. Additionally, higher revenues have resulted in increases costs within our Commercial segment and our Independent Wealth Management business.
Interest expense

	Year Ended September 30,
	2021	2020	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$9.6	$33.5	$(23.9)	(71)%
Securities borrowing	17.6	25.0	(7.4)	(30)%
Client balances on deposit	1.5	4.4	(2.9)	(66)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	20.9	17.5	3.4	19%
	49.6	80.4	(30.8)	(38)%
Corporate funding	41.3	23.6	17.7	75%
Total interest expense	$90.9	$104.0	$(13.1)	(13)%
The decrease in interest expense attributable to trading activities is principally due to the decrease in short-term interest rates. Interest expense on corporate funding increased principally due to incremental interest related to the issuance of our senior secured notes during June 2020, partially offset by lower short-term interest rates on our senior secured syndicated loan facility. In June 2020, we completed the issuance and sale of $350 million in aggregate principal amount of the Company’s 8.625% Senior Secured Notes due 2025 at the offering price of 98.5% of the aggregate principal amount.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Net Operating Revenues (in millions):
Listed derivatives	$209.4	20%	$173.8	21%	$143.9
OTC derivatives	208.3	45%	143.4	29%	111.2
Securities	364.9	2%	357.8	24%	287.9
FX / CFD contracts	291.9	51%	193.2	249%	55.4
Global Payments	158.4	25%	126.4	16%	108.7
Physical contracts	173.2	27%	136.2	27%	107.1
Interest, net / fees earned on client balances	70.0	206%	22.9	(35)%	35.4
Other	59.3	16%	51.1	19%	42.9
Corporate Unallocated	(59.5)	9%	(54.8)	124%	(24.5)
	$1,475.9	28%	$1,150.0	32%	$868.0
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Compensation and benefits:
Variable compensation and benefits	$478.1	27%	$377.7	27%	$296.8
Fixed compensation and benefits	316.7	5%	301.4	36%	221.9
	794.8	17%	679.1	31%	518.7
Other expenses:
Trading systems and market information	66.2	13%	58.8	27%	46.3
Professional fees	54.3	33%	40.9	35%	30.2
Non-trading technology and support	52.4	14%	46.0	62%	28.4
Occupancy and equipment rental	36.1	6%	34.2	46%	23.5
Selling and marketing	55.3	66%	33.3	173%	12.2
Travel and business development	16.9	276%	4.5	(49)%	8.9
Communications	8.3	(11)%	9.3	33%	7.0
Depreciation and amortization	44.4	22%	36.5	85%	19.7
Bad debts, net of recoveries and impairment	15.8	52%	10.4	(44)%	18.7
Other	60.6	31%	46.3	56%	29.6
	410.3	28%	320.2	43%	224.5
Total compensation and other expenses	$1,205.1	21%	$999.3	34%	$743.2

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Compensation and Other Expenses: Compensation and other expenses increased $205.8 million, or 21%, to $1,205.1 million in the year ended September 30, 2022 compared to $999.3 million in the year ended September 30, 2021.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$410.4	$333.5	$76.9	23%
Administrative, executive, and centralized and local operations	67.7	44.2	23.5	53%
Total variable compensation and benefits	478.1	377.7	100.4	27%
Variable compensation and benefits as a percentage of net operating revenues	32%	33%

Fixed compensation and benefits:
Non-variable salaries	225.8	204.7	21.1	10%
Employee benefits and other compensation, excluding share-based compensation	73.1	82.8	(9.7)	(12)%
Share-based compensation	17.8	13.9	3.9	28%
Total fixed compensation and benefits	316.7	301.4	15.3	5%
Total compensation and benefits	$794.8	$679.1	$115.7	17%
Total compensation and benefits as a percentage of operating revenues	38%	41%
Number of employees, end of period	3,615	3,242	373	12%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth.
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to an increase in employee-elected deferred incentive, which is exchange for restricted stock that will be amortized over a thirty-six month period following the grant date and lower severance costs, partially offset by higher payroll, benefits, and retirement costs from the increased headcount. During the year ended September 30, 2022, severance costs were $2.6 million. During the year ended September 30, 2021, severance costs were $7.7 million, principally due to the departure of certain senior officers. Share-based compensation includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $90.1 million, or 28%, to $410.3 million in the year ended September 30, 2022 compared to $320.2 million in the year ended September 30, 2021.
Trading systems and market information costs increased $7.4 million, principally due to higher costs in the Retail Forex, Debt Capital Markets, and LME Metals businesses.
Professional fees increased $13.4 million, principally due to higher legal and other consulting fees.
Non-trading technology and support increased $6.4 million, principally due to higher non-trading software implementation costs related to various IT systems.
Selling and marketing costs increased $22.0 million, principally due to increased campaigns related to our Retail Forex business, as well as costs of holding our bi-annual global sales and strategy meeting in March 2022.
Travel and business development increased $12.4 million principally due to several business line specific development meetings, as well as increases along all business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
Depreciation and amortization increased $7.9 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Other expenses increased $14.3 million, principally due to higher insurance costs, non-income taxes, non-variable direct business related costs, and non-compensation employee based expenses.
Bad debt expense, net of recoveries increased $5.4 million over the prior year. During the year ended September 30, 2022, bad debt expense, net of recovery was $15.8 million, principally related to client trading account deficits in our Commercial, Institutional, Retail, and Global Payments segments of $11.6 million, $1.8 million, $2.3 million, and $0.1 million, respectively. During the year ended September 30, 2021, bad debts, net of recoveries were $10.4 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $3.4 million, $0.6 million, and $1.1 million, respectively. Additionally, we recorded bad debt expense of $5.1 million related to trade receivables with physical clients.
Gain on Acquisitions and Other Gains, net: The results of the year ended September 30, 2022 include a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022. The results of the year ended September 30, 2021 included a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020.
Provision for Taxes: The effective income tax rate was 25% for the years ended September 30, 2022 and 2021. The gain on acquisition of $3.3 million in the year ended September 30, 2021 was not taxable and reduced the effective income tax rate 0.5%.
The effective income tax rate for the fiscal year ended September 30, 2022 and 2021 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Compensation and Other Expenses: Compensation and other expenses increased $256.1 million, or 34%, to $999.3 million in the year ended September 30, 2021 compared to $743.2 million in the year ended September 30, 2020.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$333.5	$251.0	$82.5	33%
Administrative, executive, and centralized and local operations	44.2	45.8	(1.6)	(3)%
Total variable compensation and benefits	377.7	296.8	80.9	27%
Variable compensation and benefits as a percentage of net operating revenues	33%	34%

Fixed compensation and benefits:
Non-variable salaries	204.7	159.0	45.7	29%
Employee benefits and other compensation, excluding share-based compensation	82.8	52.6	30.2	57%
Share-based compensation	13.9	10.3	3.6	35%
Total fixed compensation and benefits	301.4	221.9	79.5	36%
Total compensation and benefits	$679.1	$518.7	$160.4	31%
Total compensation and benefits as a percentage of operating revenues	41%	40%
Number of employees, end of period	3,242	2,950	292	10%
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
Gain on Acquisitions and Other Gains, net: The results of the year ended September 30, 2021 include a gain of $3.3 million related to an adjustment to the liabilities assumed as part of the Gain acquisition initially determined values, as of August 1, 2020. The results of the year ended September 30, 2020 included gain on acquisitions of $81.9 million, principally related to the acquisition of Gain.
Provision for Taxes: The effective income tax rate was 25% in the year ended September 30, 2021 compared to 18% in the year ended September 30, 2020. The gains on acquisitions of $3.3 million and $81.9 million in the year ended September 30, 2021 and 2020, respectively, were not taxable and reduced the effective income tax rate 0.5% and 8.3% in the year ended September 30, 2021 and 2020, respectively.
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

Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Year Ended September 30,
(in millions)	2022	% of Total	2021	% of Total	2020	% of Total
Variable compensation and benefits	$478.1	29%	$377.7	26%	$296.8	27%
Transaction-based clearing expenses	291.2	17%	271.7	19%	222.5	21%
Introducing broker commissions	160.1	10%	160.5	11%	113.8	11%
Total variable expenses	929.4	56%	809.9	56%	633.1	59%
Fixed compensation and benefits	316.7	19%	301.4	21%	221.9	20%
Other fixed expenses	394.5	24%	309.8	22%	205.8	19%
Bad debts, net of recoveries and impairment	15.8	1%	10.4	1%	18.7	2%
Total non-variable expenses	727.0	44%	621.6	44%	446.4	41%
Total non-interest expenses	$1,656.4	100%	$1,431.5	100%	$1,079.5	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the year ended September 30, 2022, non-variable expenses, excluding bad debts, net of recoveries, increased $100.0 million, or 16%, compared to the year ended September 30, 2021.
During the year ended September 30, 2021, non-variable expenses, excluding bad debts, net of recoveries and impairment, increased $183.5 million, or 43%, compared to the year ended September 30, 2020, principally driven by incremental costs from the Gain acquisition in the fourth quarter of the year ended September 30, 2020.
Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 3,600 employees allowing us to serve clients in more than 180 countries.
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

	Year Ended September 30,
(in millions)	2022	% of Operating Revenues	2021	% of Operating Revenues	2020	% of Operating Revenues
Sales of physical commodities	$64,052.6		$40,961.6		$52,899.2
Principal gains, net	1,150.5		899.0		620.8
Commission and clearing fees	509.6		488.4		405.1
Consulting, management, and account fees	108.5		86.5		79.2
Interest income	230.0		114.1		140.0
Total revenues	66,051.2		42,549.6		54,144.3
Cost of sales of physical commodities	63,928.6		40,861.1		52,831.3
Operating revenues	2,122.6	100%	1,688.5	100%	1,313.0	100%
Transaction-based clearing expenses	292.3	14%	270.3	16%	221.0	17%
Introducing broker commissions	160.3	8%	161.2	10%	113.6	9%
Interest expense	134.6	6%	52.2	3%	85.9	7%
Net operating revenues	1,535.4		1,204.8		892.5
Variable direct compensation and benefits	413.5	19%	336.1	20%	253.0	19%
Net contribution	1,121.9		868.7		639.5
Fixed compensation and benefits	175.7		162.3		117.7
Other fixed expenses	261.1		189.8		108.0
Bad debts, net of recoveries and impairment	15.8		10.4		18.7
Total non-variable direct expenses	452.6	21%	362.5	21%	244.4	19%
Other gain	6.4		—		—
Segment income	$675.7		$506.2		$395.1
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Net contribution for all of our business segments increased $253.2 million, or 29%, to $1,121.9 million in the year ended September 30, 2022 compared to $868.7 million in the year ended September 30, 2021. Segment income increased $169.5 million, or 33%, to $675.7 million in the year ended September 30, 2022 compared to $506.2 million in the year ended September 30, 2021.
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

Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity financing and logistics services. We believe our ability to provide these high-value-added products and services differentiates us from our competitors and maximizes our ability to retain our clients.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Revenues:
Sales of physical commodities	$63,162.7	60%	$39,420.3	(25)%	$52,593.9
Principal gains, net	343.0	40%	245.5	26%	194.1
Commission and clearing fees	168.8	(5)%	178.3	27%	140.1
Consulting, management and account fees	21.9	11%	19.7	5%	18.8
Interest income	46.8	132%	20.2	(13)%	23.2
Total revenues	63,743.2	60%	39,884.0	(25)%	52,970.1
Cost of sales of physical commodities	63,051.1	60%	39,349.2	(25)%	52,538.6
Operating revenues	692.1	29%	534.8	24%	431.5
Transaction-based clearing expenses	55.9	4%	54.0	32%	40.8
Introducing broker commissions	31.5	(9)%	34.7	45%	24.0
Interest expense	18.2	40%	13.0	(2)%	13.3
Net operating revenues	586.5	35%	433.1	23%	353.4
Variable direct compensation and benefits	171.2	28%	133.4	20%	111.2
Net contribution	415.3	39%	299.7	24%	242.2
Fixed compensation and benefits	49.8	—%	49.9	3%	48.5
Other fixed expenses	65.6	34%	49.1	13%	43.5
Bad debts, net of recoveries and impairment	11.6	36%	8.5	2%	8.3
Total non-variable direct expenses	127.0	18%	107.5	7%	100.3
Segment income	$288.3	50%	$192.2	35%	$141.9

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Operating Revenues (in millions):
Listed derivatives	$240.5	8%	$223.5	26%	$176.9
OTC derivatives	208.3	45%	143.4	29%	111.0
Physical contracts	180.4	36%	132.2	21%	109.6
Interest / fees earned on client balances	41.3	183%	14.6	1%	14.5
Other	21.6	2%	21.1	8%	19.5
	$692.1	29%	$534.8	24%	$431.5
Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s)	30,323	(2)%	30,904	6%	29,255
Listed derivatives, average rate per contract (1)	$7.54	9%	$6.92	26%	$5.48
Average client equity - listed derivatives (millions)	$2,149	30%	$1,648	62%	$1,019
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	2,968	16%	2,557	21%	2,113
OTC derivatives, average rate per contract	$70.49	27%	$55.70	7%	$52.19
(1) Give-up fees as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Operating revenues increased $157.3 million, or 29%, to $692.1 million in the year ended September 30, 2022 compared to $534.8 million in the year ended September 30, 2021. Net operating revenues increased $153.4 million, or 35%, to $586.5 million in the year ended September 30, 2022 compared to $433.1 million in the year ended September 30, 2021.
Operating revenues derived from listed derivatives increased $17.0 million, or 8%, to $240.5 million in the year ended September 30, 2022 compared to $223.5 million in the year ended September 30, 2021. This increase was principally driven by a 9% increase in the average rate per contract as a result of wider spreads in LME commodity markets which was partially offset by a 2% decrease in contract volumes as a result of decline in agricultural and soft commodity client volumes.
Operating revenues derived from OTC transactions increased $64.9 million, or 45%, to $208.3 million in the year ended September 30, 2022 compared to $143.4 million in the year ended September 30, 2021. This increase was driven by a 16% increase in OTC volumes, primarily in agricultural and soft commodities as well as a 27% increase in the average rate per contract as a result of wider spreads in FX hedging and energy and renewable fuels markets.
Operating revenues derived from physical transactions increased $48.2 million, or 36%, to $180.4 million in the year ended September 30, 2022 compared to $132.2 million in the year ended September 30, 2021, principally due to increased client activity in agricultural and energy commodities as well as continued strong client demand for precious metals. Operating revenues during the year ended September 30, 2022 were favorably impacted by realized gains of $1.7 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the year ended September 30, 2021 included unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.2 million, and sold in subsequent quarters. In addition, the year ended September 30, 2021 included a $1.9 million loss on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell.
Interest and fee income earned on client balances increased $26.7 million, or 183%, to $41.3 million in the year ended September 30, 2022 compared to $14.6 million in the year ended September 30, 2022, as result of both a 30% increase in average client equity to $2,149 million as well as an increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 37% in the year ended September 30, 2022 compared to 42% in the year ended September 30, 2021, primarily as the result of the increase in interest income.
Segment income increased $96.1 million, or 50%, to $288.3 million in the year ended September 30, 2022 compared to $192.2 million in the year ended September 30, 2021, principally driven by the growth in operating revenues which was partially offset by a $16.5 million increase in other fixed expenses and a $3.1 million increase in bad debts, net of recoveries and impairment. The increase in other fixed expenses principally related to a $4.0 million increase in shared service allocations, a $3.2 million increase in travel and business development, a $2.8 million increase in professional fees, a $1.9 million increase in insurance expense and a $1.5 million increase in selling and marketing.
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
Operating revenues derived from OTC transactions increased $32.4 million, or 29%, to $143.4 million in the year ended September 30, 2021 compared to $111.0 million in the year ended September 30, 2020. This increase was driven by a 21% increase in OTC volumes as well as a 7% increase in the average rate per contract as a result of increased client activity in agricultural markets.
Operating revenues derived from physical transactions increased $22.6 million, or 21%, to $132.2 million in the year ended September 30, 2021 compared to $109.6 million in the year ended September 30, 2020, principally due to increased client activity in agricultural and energy commodities as well as continued strong client demand for precious metals. The years ended September 30, 2021 and 2020 include unrealized losses on derivative positions held against physical inventories carried at the lower of cost or net realizable value of $2.2 million and $0.7 million, respectively. In addition, the years ended September 30, 2021 and 2020 included losses on the liquidation of certain physical inventories of crude oil and low sulfur fuel oil as a result of quality degradation and additional costs to sell of $1.9 million and $7.6 million, respectively.
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

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	337.2	8%	312.0	14%	273.6
Commission and clearing fees	283.8	15%	246.0	17%	211.1
Consulting, management, and account fees	32.2	79%	18.0	(23)%	23.3
Interest income	178.6	93%	92.4	(20)%	116.1
Total revenues	831.8	24%	668.4	7%	624.1
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	831.8	24%	668.4	7%	624.1
Transaction-based clearing expenses	202.4	10%	184.1	9%	168.7
Introducing broker commissions	31.7	15%	27.5	38%	19.9
Interest expense	114.2	205%	37.4	(48)%	71.7
Net operating revenues	483.5	15%	419.4	15%	363.8
Variable compensation and benefits	188.4	19%	158.5	38%	114.9
Net contribution	295.1	13%	260.9	5%	248.9
Fixed compensation and benefits	51.3	11%	46.1	(2)%	47.2
Other fixed expenses	67.4	45%	46.5	19%	39.0
Bad debts, net of recoveries and impairment	1.8	200%	0.6	(94)%	9.8
Total non-variable direct expenses	120.5	29%	93.2	(3)%	96.0
Segment income	$174.6	4%	$167.7	10%	$152.9

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Operating Revenues (in millions):
Listed derivatives	$190.0	16%	$164.1	8%	$151.6
OTC derivatives	—	n/m	—	(100)%	0.2
Securities	513.4	18%	436.0	16%	376.1
FX contracts	28.4	76%	16.1	(33)%	24.0
Interest / fees earned on client balances	46.1	352%	10.2	(62)%	26.5
Other	53.9	28%	42.0	(8)%	45.7
	$831.8	24%	$668.4	7%	$624.1

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	130,285	13%	115,197	(8)%	125,397
Listed derivatives, average rate per contract (1)	$1.36	(1)%	$1.38	18%	$1.17
Average client equity - listed derivatives (millions)	$3,547	62%	$2,195	26%	$1,746
Securities ADV ( millions)	$3,459	25%	$2,776	61%	$1,729
Securities RPM (2)	$579	(5)%	$610	(28)%	$845
Average money market / FDIC sweep client balances (millions)	$1,784	21%	$1,471	30%	$1,130
FX contracts ADV ( millions)	$3,983	142%	$1,647	25%	$1,322
FX contracts RPM	$28	(26)%	$38	(47)%	$72
n/m = not meaningful to present as a percentage
(1) Give-up fee revenue are excluded from the calculation of listed derivative, average rate per contract.
(2) Interest income related to securities lending is excluded from the calculation of Securities RPM.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Operating revenues increased $163.4 million, or 24%, to $831.8 million in the year ended September 30, 2022 compared to $668.4 million in the year ended September 30, 2021. Net operating revenues increased $64.1 million, or 15%, to $483.5 million in the year ended September 30, 2022 compared to $419.4 million in the year ended September 30, 2021.
Operating revenues derived from listed derivatives increased $25.9 million, or 16%, to $190.0 million in the year ended September 30, 2022 compared to $164.1 million in the year ended September 30, 2021, principally driven by a 13% increase in listed derivative contract volumes compared to the year ended September 30, 2021, as a result of both an increase in market volatility as well as an increase in the number of clients in this business. This was partially offset by a 1% decline in the average rate per contract in the year ended September 30, 2022 compared to the year ended September 30, 2021.
Operating revenues derived from securities transactions increased $77.4 million, or 18%, to $513.4 million in the year ended September 30, 2022 compared to $436.0 million in the year ended September 30, 2021. The ADV of securities traded increased 25%, principally driven by increased client activity in fixed income markets and to a lesser extent equity products. The RPM traded declined 5% in the year ended September 30, 2022 compared to the year ended September 30, 2021.
Operating revenues derived from FX contracts increased $12.3 million, or 76%, to $28.4 million in the year ended September 30, 2022 compared to $16.1 million in the year ended September 30, 2021, primarily driven by a 142% increase in the ADV of FX contracts traded as a result of heightened volatility in global FX markets. The effect of the increase in ADV was partially offset by a 26% decline in the average rate per contract due to changes in product and client mix.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing and independent wealth management businesses, increased $35.9 million, or 352%, to $46.1 million in the year ended September 30, 2022 compared to $10.2 million in the year ended September 30, 2021, as result of a 62% increase in average client equity and a 21% increase in average FDIC sweep client balances combined with a significant increase in short term interest rates.
As a result of the increase in short term interest rates and the increase in ADV, interest expense increased 205% compared to the prior year, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $52.7 million, interest paid to clients increasing $14.5 million and interest expense directly attributable to securities lending activities increasing $5.4 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 51% in the year ended September 30, 2022 compared to 55% in the year ended September 30, 2021, primarily as the result of the increase in interest income.
Segment income increased $6.9 million, or 4%, to $174.6 million in the year ended September 30, 2022 compared to $167.7 million in the year ended September 30, 2021, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $26.1 million, or 28% increase in non-variable direct expenses, excluding bad debts versus the year ended September 30, 2021. The increase in non-variable direct expenses, excluding bad debts was primarily related to a $5.2 million increase in fixed compensation and benefits, a $3.9 million increase in trade systems and market information, a $6.2 million increase in professional fees and a $3.0 million increase in travel and business development.
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
Operating revenues derived from securities transactions increased $59.9 million, or 16%, to $436.0 million in the year ended September 30, 2021 compared to $376.1 million in the year ended September 30, 2020. The ADV of securities traded increased 61%, principally driven by increased client activity in fixed income markets and to a lesser extent equity products, however the RPM traded declined 28% in the year ended September 30, 2021 principally driven by lower spreads in fixed income products compared to the year ended September 30, 2020 which benefited from wider spreads driven by the onset of the COVID-19 pandemic.

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
Segment income increased $14.8 million, or 10%, to $167.7 million in the year ended September 30, 2021 compared to $152.9 million in the year ended September 30, 2020, primarily as a result of the increase in operating revenues noted above as well as a $9.2 million decline in bad debt expenses as compared to the year ended September 30, 2020. Non-variable direct expenses, excluding bad debts, increased $6.4 million, or 7% versus the year ended September 30, 2020, primarily related to an increase in market information, professional fees and depreciation of internally developed software which was partially offset by lower travel and business development expenses.

Retail
We provide our retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex") and CFDs, which are investment products with returns linked to the performance of underlying assets, and both financial trading and physical investment in precious metals. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Retail segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Sales of physical commodities	$889.9	(42)%	$1,541.3	405%	$305.3
Principal gains, net	307.4	45%	212.7	403%	42.3
Commission and clearing fees	50.8	(14)%	58.9	18%	49.8
Consulting, management, and account fees	51.6	13%	45.5	32%	34.6
Interest income	4.5	200%	1.5	114%	0.7
Total revenues	1,304.2	(30)%	1,859.9	330%	432.7
Cost of physical commodities sold	877.5	(42)%	1,511.9	417%	292.7
Operating revenues	426.7	23%	348.0	149%	140.0
Transaction-based clearing expenses	26.2	2%	25.7	302%	6.4
Introducing broker commissions	95.6	(3)%	98.2	42%	69.0
Interest expense	2.0	18%	1.7	113%	0.8
Net operating revenues	302.9	36%	222.4	249%	63.8
Variable compensation and benefits	22.6	26%	18.0	260%	5.0
Net contribution	280.3	37%	204.4	248%	58.8
Fixed compensation and benefits	55.7	8%	51.6	406%	10.2
Other fixed expenses	113.3	35%	83.9	415%	16.3
Bad debts, net of recoveries	2.3	109%	1.1	83%	0.6
Total non-variable direct expenses	171.3	25%	136.6	404%	27.1
Other gain	6.4	n/m	—	—%	—
Segment income	$115.4	70%	$67.8	114%	$31.7
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Retail segment for the periods indicated.

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Operating Revenues (in millions):
Securities	$97.0	(1)%	$97.6	19%	$82.2
FX / CFD contracts	310.9	38%	225.9	427%	42.9
Physical contracts	13.9	(32)%	20.4	59%	12.8
Interest / fees earned on client balances	1.9	58%	1.2	(29)%	1.7
Other	3.0	3%	2.9	625%	0.4
	$426.7	23%	$348.0	149%	$140.0

Select data (all $ amounts are U.S. dollar equivalents):
FX / CFD contracts ADV (millions) (1)	$9,290	3%	$8,989	8%	$8,357
FX / CFD contracts RPM	$129	32%	$98	(18)%	$120
(1) The ADV for the year ended September 30, 2020 is reflective of the ADV post-acquisition of Gain, and is calculated based on 43 trading days with the activities of Gain, acquired effective August 1, 2020.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Operating revenues increased $78.7 million, or 23%, to $426.7 million in the year ended September 30, 2022 compared to $348.0 million in the year ended September 30, 2021. Net operating revenues increased $80.5 million, or 36%, to $302.9 million in the year ended September 30, 2022 compared to $222.4 million in the year ended September 30, 2021.
Operating revenues derived from FX / CFD contracts increased $85.0 million, or 38%, to $310.9 million, primarily as a result of a 32% increase in RPM and a 3% increase in FX/CFD contracts ADV compared to the year ended September 30, 2021. These increases were principally driven by heightened volatility which results in increased client trading activity and spread capture.

Operating revenues derived from securities transactions, which are related to our independent wealth management activities, declined $0.6 million, or 1%, to $97.0 million in the year ended September 30, 2022 compared to $97.6 million in the year ended September 30, 2021.
Operating revenues derived from physical contracts declined $6.5 million, or 32%, to $13.9 million in the year ended September 30, 2022 compared to $20.4 million in the year ended September 30, 2021, with the comparative prior year period reflecting a strong performance related to heightened client activity caused by the Covid-19 pandemic.
Interest and fee income earned on client balances increased $0.7 million, or 58%, to $1.9 million primarily as a result of an increase in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the year ended September 30, 2022 compared to 41% in the year ended September 30, 2021, with the decrease in the variable rate percentage being driven by the strong growth in operating revenues derived from FX/CFD contracts which has a lower variable rate cost base.
Segment income increased $47.6 million, or 70%, to $115.4 million in the year ended September 30, 2022 compared to $67.8 million in the year ended September 30, 2021, primarily as a result of the increase in net operating revenues noted above, as well as a $6.4 million foreign exchange antitrust class action settlement received in the year ended September 30, 2022 in our Retail forex business. Non-variable direct expenses increased $34.7 million, or 25%, compared to the year ended September 30, 2021. The increase in non-variable direct expenses, was primarily a result of a $14.9 million increase in selling and marketing expenses, a $4.1 million increase in fixed compensation and benefits, a $3.6 million increase depreciation and amortization, a $2.5 million increase in trading systems and market information, a $1.9 million increase in travel and business development and a $1.4 million increase in professional fees.
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
Operating revenues derived from physical contracts increased $7.6 million, or 59%, to $20.4 million in the year ended September 30, 2021 compared to $12.8 million in the year ended September 30, 2020, principally driven by continued strong client demand for precious metals related to the Covid-19 pandemic.
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

Global Payments
We provide customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 185 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Revenues:
Sales of physical commodities	$—	—	$—	—	$—
Principal gains, net	162.9	26%	128.8	16%	110.8
Commission and clearing fees	6.2	19%	5.2	27%	4.1
Consulting, management, account fees	2.8	(15)%	3.3	32%	2.5
Interest income	0.1	n/m	—	—%	—
Total revenues	172.0	25%	137.3	17%	117.4
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	172.0	25%	137.3	17%	117.4
Transaction-based clearing expenses	7.8	20%	6.5	27%	5.1
Introducing broker commissions	1.5	88%	0.8	14%	0.7
Interest expense	0.2	100%	0.1	—%	0.1
Net operating revenues	162.5	25%	129.9	17%	111.5
Variable compensation and benefits	31.3	19%	26.2	20%	21.9
Net contribution	131.2	27%	103.7	16%	89.6
Fixed compensation and benefits	18.9	29%	14.7	25%	11.8
Other fixed expenses	14.8	44%	10.3	12%	9.2
Bad debts	0.1	(50)%	0.2	n/m	—
Total non-variable direct expenses	33.8	34%	25.2	20%	21.0
Segment income	$97.4	24%	$78.5	14%	$68.6

	Year Ended September 30,
	2022	% Change	2021	% Change	2020
Operating Revenues (in millions):
Payments	$167.8	25%	$133.8	17%	$114.6
Other	4.2	20%	3.5	25%	2.8
	$172.0	25%	$137.3	17%	$117.4

Select data (all $ amounts are U.S. dollar equivalents):
Global Payments ADV (millions)	$62	15%	$54	20%	$45
Global Payments RPM (1)	$10,880	10%	$9,921	(2)%	$10,092
(1) Rate per million is based on principal gains, net and commission and clearing fees revenues and the ADV shown above.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Operating revenues increased $34.7 million, or 25%, to $172.0 million in the year ended September 30, 2022 compared to $137.3 million in the year ended September 30, 2021. Net operating revenues increased $32.6 million, or 25%, to $162.5 million in the year ended September 30, 2022 compared to $129.9 million in the year ended September 30, 2021.
The increase in operating revenues was primarily driven by a 15% increase in the average daily volume as well as a 10% increase in the RPM traded compared to the year ended September 30, 2021.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the years ended September 30, 2022 and 2021.
Segment income increased $18.9 million, or 24%, to $97.4 million in the year ended September 30, 2022 compared to $78.5 million in the year ended September 30, 2021. This increase primarily resulted from the increase in net operating revenues, partially offset by a $8.6 million increase in non-variable direct expenses versus the prior year period, which includes a $4.2 million increase in fixed compensation and benefits, a $1.2 million increase in travel and business development and a $0.7 million increase in non-trading technology and support.
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
The increase in operating revenues was primarily driven by a 20% increase in the average daily volume which was partially offset by a 2% decline in the RPM traded.
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

	Year Ended September 30,
(in millions)	2022	% Change	2021	% Change	2020
Compensation and benefits:
Variable compensation and benefits	$59.5	58%	$37.6	(7)%	$40.5
Fixed compensation and benefits	119.2	—%	119.1	37%	86.8
	178.7	14%	156.7	23%	127.3
Other expenses:
Occupancy and equipment rental	35.7	8%	33.1	41%	23.4
Non-trading technology and support	38.3	20%	31.8	43%	22.2
Professional fees	26.1	13%	23.0	5%	22.0
Depreciation and amortization	21.7	14%	19.0	15%	16.5
Communications	5.5	(15)%	6.5	5%	6.2
Selling and marketing	5.8	241%	1.7	(59)%	4.1
Trading systems and market information	4.6	10%	4.2	62%	2.6
Travel and business development	4.0	208%	1.3	(43)%	2.3
Other	18.6	(21)%	23.4	22%	19.2
	160.3	11%	144.0	22%	118.5
Total compensation and other expenses	$339.0	13%	$300.7	22%	$245.8

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Total unallocated costs and other expenses increased $38.3 million, or 13%, to $339.0 million in the year ended September 30, 2022 compared to $300.7 million in the year ended September 30, 2021. Compensation and benefits increased $22.0 million, or 14%, to $178.7 million in the year ended September 30, 2022 compared to $156.7 million in the year ended September 30, 2021.
During the year ended September 30, 2022, the increase in variable compensation and benefits was principally related to higher incentives driven by increased company performance over the prior year. Fixed compensation and benefits increased modestly during the year ended September 30, 2022, principally due to increased headcount, partially offset by lower severance costs. During the year ended September 30, 2022, severance costs were $0.9 million. During the year ended September 30, 2021, severance costs were $3.5 million, principally due to the departure of certain senior officers.
During the year ended September 30, 2022, the increase in non-trading technology and support is principally due to an increase in non-trading software licensing and maintenance costs within our IT department. During the year ended September 30, 2022, the increase in selling and marketing expenses is principally due to the costs of holding our bi-annual global sales and strategy meeting in March 2022. During the year ended September 30, 2022, the increase in travel and business development is principally due to increased travel among the support functions with the lifting of certain social distancing and travel restrictions, following periods of limited travel due to responses by governments and societies to the COVID-19 pandemic.
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
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Senior management establishes liquidity and capital policies, which we monitor and review for funding from both internal and external sources. We continuously evaluate how effectively our policies support our business operations. We have historically financed our liquidity and capital needs principally with funds generated from our subsidiaries' operations, issuing debt and equity securities, and accessing committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our Board of Directors.
Regulatory
StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and MSRB. In addition, StoneX Financial Inc. is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has a responsibility to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. StoneX Financial Inc. is also subject to the Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).
Gain Capital Group, LLC is registered as both a futures commission merchant and registered foreign exchange dealer, subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.

StoneX Markets LLC is a CFTC provisionally registered swap dealer, whose business is overseen by the NFA. CFTC 23.154, Calculation of Initial Margin rules impose requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, under which we fall in the final compliance date tier recently extended to September 2022. Additionally, the CFTC finalized the proposed net capital rules applicable to swap dealers on July 22, 2020, with the new rules effective October 6, 2021.
These rules specify the minimum amount of capital that must be available to support our clients’ account balances and open trading positions, including the amount of assets that StoneX Financial Inc., Gain Capital Group, LLC and StoneX Markets LLC must maintain in relatively liquid form. Further, the rules are designed to maintain general financial integrity and liquidity.
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
The regulations discussed above limit funds available for dividends to us. As a result, we may be unable to access our operating subsidiaries’ funds when we need them.
In our physical commodities trading, commercial hedging OTC, securities and foreign exchange trading activities, we may be required upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.
We continuously review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of September 30, 2022, we had total equity of $1,070.1 million, outstanding loans under revolving credit facilities of $485.1 million and $339.1 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2022, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2022, we had deferred tax assets totaling $52.0 million. We are required to assess the need for deferred tax asset valuation allowances at each reporting period. We record a valuation allowance against deferred tax assets when it is considered more likely than not that we will not realize all or a portion of our deferred tax assets. The valuation allowance for deferred tax assets as of September 30, 2022 and 2021 was $15.8 million and $15.0 million, respectively. The valuation allowances as of September 30, 2022 and 2021 were primarily related to U.S. state and local, and foreign net operating loss carryforwards and foreign tax credits acquired through the merger with Gain that, in the judgment of management, are not more likely than not to be realized.
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
As a clearing broker, we act on behalf of our clients for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our clients. Accordingly, we are responsible for our clients’ obligations with respect to these transactions, which exposes us to significant credit risk. Our clients are required to make any margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Our clients are obligated to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase margin requirements for clients based on their open positions, trading activity, or market conditions.
As it relates to OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive related required payments from our clients. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models as well as variation margin requirements based on the price movement of the commodity or security in which they transact. Our clients are required to make any margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. In this business as well, we have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain clients, based on internal evaluations and monitoring of client creditworthiness.
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
OptionSellers
In November 2018, balances in approximately 300 accounts of the FCM division of our wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels and into deficit balances, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards.  OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the client accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of September 30, 2022, the receivable from these client accounts, net of collections and other allowable deductions was $25.9 million, with no individual account receivable exceeding $1.4 million. As of September 30, 2022, the allowance against these uncollected balances was $7.6 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts.
During the year ended September 30, 2022, we resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the year awarded StoneX Financial Inc. the full amount of the uncollected balances. A portion of the panels also awarded relief to account holders. The amount of relief awarded was not material to us, individually or in the aggregate. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. In October 2022, we reached an additional privately negotiated settlement of an arbitration proceeding, pursuant to which the accounts holders agreed to pay all of their outstanding deficit balances and we made certain immaterial payments to the account holders. We intend to continue vigorously pursuing claims through arbitration and settling cases in what we determine to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
Depending on future collections and the outcomes of arbitration proceedings, any provisions for bad debts and actual losses may or may not be material to our financial results. However, we believe that the likelihood of a material adverse outcome is remote, and do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements.
Primary Sources and Uses of Cash
Our cash and cash equivalents and client cash and securities held for clients are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities including U.S. treasury bills, as well as investments in U.S treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2022 and 2021, were $19.9 billion and $18.8 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Markets LLC, and Gain Capital Group, LLC are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain sufficient flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds is held with high-quality institutions, under highly liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $29.7 million and $300.6 million for the fiscal year ended September 30, 2022 and 2021, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
In June 2020, we issued $350.0 million in aggregate principal amount of our 8.625% Senior Secured Notes due 2025 (the “Notes”) at the offering price of 98.5% of the aggregate principal amount. We used the net proceeds from the sale of the Notes to fund the preliminary cash consideration for the acquisition of Gain, to pay certain related transactions fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022, with the exception of $0.5 million which was redeemed in August 2022.
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Notes will mature on June 15, 2025. Interest on the Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year. We incurred debt issuance costs of $9.5 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes under the effective interest method.
During the year ended September 30, 2021, we repurchased $1.6 million of the principal amount of the Notes, for 103% of the principal amount, plus accrued and unpaid interest.
We have had the right, since June 15, 2022, to redeem the Notes, in whole or in part, at the redemption prices set forth in the indenture.
Committed Credit Facilities
As of September 30, 2022, we had four committed bank credit facilities, totaling $1,000.0 million, of which $477.0 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:
•A three-year first-lien senior secured syndicated loan facility is available to us for general working capital requirements and capital expenditures. The facility was amended on April 21, 2022 to replace the revolving credit facility and Term Loan A facility with a $475.0 million revolving credit facility and extend the maturity date to April 21, 2025. The amended facility includes interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread and is secured by substantially all of our subsidiaries assets. Prior to the amendment, the Company was required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance. During the year ended September 30, 2022, prior to its replacement, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million.
•An unsecured committed line of credit until March 31, 2023, under which $75.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short term funding of margin to commodity exchanges as necessary.
•A syndicated committed borrowing facility is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to finance commodity financing arrangements and commodity repurchase agreements. The facility was amended on July 28, 2022 to increase the amount available from $325.0 million to $400.0 million and extend the maturity date to July 28, 2024.
•An unsecured syndicated loan facility, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary. During November 2022, the facility was renewed to extend the maturity date to October 14, 2023.
Additional information regarding the committed bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. As reflected above, one of our committed credit facilities is scheduled to expire during the year ending September 30, 2023. We intend to renew or replace this facility as it expires, and based on our liquidity position and capital structure, we believe we will be able to do so.
As of September 30, 2022, we had four uncommitted bank credit facilities with no outstanding balance. The credit facilities include:
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $75.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2022 and 2021.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow up to $100.0 million for short term funding of firm and client margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us under a clearing arrangement. There were no borrowings outstanding under this credit facility at September 30, 2022 and 2021.
•A secured uncommitted loan facility under which StoneX Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on firm owned marketable securities or client owned securities which have been pledged to us. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2022 and 2021.
•During the year ended September 30, 2022, we executed a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $45.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were $0.0 million and $25.0 million in borrowings outstanding under this credit facility as of September 30, 2022 and 2021, respectively.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone subsidiary basis, in certain cases, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2022, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended September 30, 2022, interest expense directly attributable to trading activities includes $62.3 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $23.0 million in connection with securities lending activities.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2022. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 of the Consolidated Financial Statements.
Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer, and under these capital rules is subject to a minimum regulatory capital requirement of $20.0 million for the first time during the year ended September 30, 2022. The Dodd-Frank Act created a regulatory regime governing OTC swaps and imposed further regulations on listed derivatives. During 2016, CFTC 23.154, Calculation of Initial Margin rules came into effect, imposing new requirements on registered swap dealers and certain counterparties to exchange initial margin, with phased-in compliance dates, with StoneX Markets LLC falling in the final compliance date tier of September 2022.
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
Cash Flows
We include client cash and securities that meet the short term requirement for cash classification to be segregated for regulatory purposes in our consolidated cash flow statements. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased from $6,509.5 million as of September 30, 2021 to $6,285.1 million as of September 30, 2022, a net decrease of $224.4 million. Net cash of $229.5 million was used by operating activities, including movements typical of our operations, with large changes coming from payables to clients, funds with broker dealers and clearing organizations, as well as securities sold.
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
We continuously evaluate opportunities to expand our business. Investing activities include $49.5 million in capital expenditures for property and equipment during the year ended September 30, 2022 compared to $62.1 million during the year ended September 30, 2021 and $16.6 million during the year ended September 30, 2020. Capital expenditures over the past three years have primarily included software development, core information technology hardware acquisitions, and leasehold improvements on office space.
Investing activities also include $0.2 million in cash payments for the acquisition of businesses during the year ended September 30, 2022 compared to $2.4 million during the year ended September 30, 2021 and $225.0 million during the year ended September 30, 2020. Further information about business acquisitions is contained in Note 20 to the Consolidated Financial Statements. These amounts were offset by smaller inflows related to sales of equipment and exchange membership stock, mainly in the year ended September 30, 2021.
Financing activities included $170.3 million outflow to settle secured term loans, more than offset by inflows related to our revolving lines of credit, primarily, of $211.5 million. Other inflows arose from stock option exercises and proceeds from greater than 90 day maturity loans, offset by various payments and repayments of loans with greater than 90 day maturities. We did not repurchase any of our outstanding common stock during the year ended September 30, 2022.

On August 23, 2022, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock in open market purchases and private transactions, commencing on October 1, 2022 and ending on September 30, 2023. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2022:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$179.7	$17.2	$32.8	$31.9	$97.8
Purchase obligations(1)	7,560.8	7,560.8	—	—	—
Payable to lenders under loans	485.1	0.6	478.1	6.4	—
Senior secured borrowings	347.9	—	347.9	—	—
Other	65.2	16.7	23.6	14.3	10.6
	$8,638.7	$7,595.3	$882.4	$52.6	$108.4
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2022 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $8,253.9 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2022. During the year ending September 30, 2023, we anticipate making future benefit payments of $2.1 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2022 and 2021, at fair value of the related financial instruments, totaling $2,469.6 million and $1,771.2 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Consolidated Balance Sheets in Financial instruments owned, at fair value, and Physical commodities inventory, net. We will incur losses if the fair value of the Financial instruments sold, not yet purchased, increases subsequent to September 30, 2022, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2022. The totals of $2,469.6 million and $1,771.2 million include a net liability of $384.0 million and $368.5 million for derivatives, based on their fair value as of September 30, 2022 and 2021, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Consolidated Balance Sheets as of September 30, 2022 and 2021.
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
Foreign currency translation is an estimate critical to consolidating in our reporting currency. The value of certain assets and liabilities denominated in foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used before translation into U.S. dollar equivalent for consolidated reporting.
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

We recognize revenue on commodities that are purchased for physical delivery to clients when we meet our obligations to our clients and in an amount equal to the consideration we expect to receive at that point in time.
Judgment and Uncertainties
Judgments, outside of the valuation considerations previously discussed, relate to the timing and appropriateness of revenue recognition and whether we have fulfilled our performance obligations.
Effect if Actual Results Differ From Assumptions
If we misapply the relevant guidance or incorrectly recognize revenue that we have not earned, earnings may be misstated. We do not believe that such a possibility is reasonably likely, because we have developed systems and controls for each of our businesses to capture all known transactions in the appropriate reporting period. In addition, the overwhelming majority of our revenue is recognized upon trade consummation, as we satisfy our performance obligations, and we do not need to estimate when that may have occurred.
Income Taxes
Description
We are subject to income taxes in the U.S. and numerous foreign jurisdictions.
Judgment and Uncertainties
Judgment is required in determining the consolidated income taxes and in evaluating tax positions, including evaluating income tax uncertainties. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. We do not currently have any uncertain tax positions.
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
Accounting Standards Update
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order recognize contract liabilities in alignment with the definition of performance obligations. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our consolidated financial statements. We do not expect any other recently issued accounting pronouncements to have a significant effect on our financial statements.

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
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail clients’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, client margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2022.

Marked-to-Market Revenues
Number of Days
50
45
40
35
30
25
20
15
10
5
0
2
7
5
12
30
36
47
31
22
24
14
11
3
6
1
6
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2022, an immediate 25 basis point decrease in short-term interest rates would result in approximately $7.1 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2022, $485.1 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2022, $347.9 million of outstanding principal debt was fixed-rate long-term debt.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three‑year period ended September 30, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue recognition for unrealized gains and losses from market making activities
As discussed in Note 15 to the consolidated financial statements, the Company recognized revenue of $1,145.2 million for principal gains, net from financial transactions or contracts for which the Company acted as principal, a portion of which related to unrealized gains and losses derived from over-the-counter derivatives, equities, fixed income, and foreign exchange market making activities (collectively, Unrealized Gains and Losses). Such Unrealized Gains and Losses represent the change in fair value for those financial instruments owned and sold, not yet purchased that are held by the Company as of year-end and reflected in earnings.
We identified revenue recognition related to Unrealized Gains and Losses as a critical audit matter. A high degree of auditor subjectivity and judgment was involved in determining the sufficiency and timing of audit procedures required to evaluate the existence and accuracy of Unrealized Gains and Losses reflected in earnings as of September 30, 2022.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to Unrealized Gains and Losses, including controls over the computations of Unrealized Gains and Losses, as well as controls ensuring that trading subledger values were not modified within these computations. We evaluated Unrealized Gains and Losses as of September 30, 2021 by assessing the Company’s revenue recognition, comparing inputs to Unrealized Gains and Losses computations prepared by the Company to source documents, and recalculating Unrealized Gains and Losses recorded. We also assessed the sufficiency of the audit evidence obtained related to Unrealized Gains and Losses by evaluating the cumulative results of the audit procedures and potential management bias.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
November 29, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity, for each of the years in the three-year period ended September 30, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated November 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Kansas City, Missouri
November 29, 2022

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$1,108.5	$1,109.6
Cash, securities and other assets segregated under federal and other regulations (including $805.7 million and $14.1 million at fair value at September 30, 2022 and 2021, respectively)	3,267.2	2,274.4
Collateralized transactions:
Securities purchased under agreements to resell	1,672.0	2,239.9
Securities borrowed	1,209.8	2,163.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $2,817.2 million and $1,070.6 million at fair value at September 30, 2022 and 2021, respectively)	6,842.6	5,292.9
Receivable from clients, net (including $(0.5) million and $2.6 million at fair value at September 30, 2022 and 2021, respectively)	566.2	461.1
Notes receivable, net	5.1	6.1
Income taxes receivable	16.8	26.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,372.3 million and $843.3 million at September 30, 2022 and 2021, respectively)	4,167.3	4,354.6
Physical commodities inventory, net (including $359.8 million and $359.9 million at fair value at September 30, 2022 and 2021, respectively)	513.5	447.5
Deferred income taxes, net	52.0	35.1
Property and equipment, net	112.9	93.3
Operating right of use assets	121.8	125.3
Goodwill and intangible assets, net	86.2	100.8
Other assets	117.7	109.3
Total assets	$19,859.6	$18,839.6
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $0.0 million and $2.8 million at fair value at September 30, 2022 and 2021, respectively)	$400.6	$305.1
Operating lease liabilities	143.0	146.6
Payables to:
Clients (including $(1,392.4) million and $291.5 million at fair value at September 30, 2022 and 2021, respectively)	9,891.0	7,835.9
Broker-dealers, clearing organizations and counterparties (including $55.8 million and $12.7 million at fair value at September 30, 2022 and 2021, respectively)	659.8	613.5
Lenders under loans	485.1	248.6
Senior secured borrowings, net	339.1	507.0
Income taxes payable	16.2	13.2
Collateralized transactions:
Securities sold under agreements to repurchase	3,195.6	4,340.9
Securities loaned	1,189.5	2,153.6
Financial instruments sold, not yet purchased, at fair value	2,469.6	1,771.2
Total liabilities	18,789.5	17,935.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,911,227 issued and 20,303,904 outstanding at September 30, 2022 and 22,431,233 issued and 19,823,910 outstanding at September 30, 2021	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at September 30, 2022 and September 30, 2021	(69.3)	(69.3)
Additional paid-in-capital	340.2	315.7
Retained earnings	889.6	682.5
Accumulated other comprehensive loss, net	(90.6)	(25.1)
Total equity	1,070.1	904.0
Total liabilities and stockholders' equity	$19,859.6	$18,839.6
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2022	2021	2020
Revenues:
Sales of physical commodities	$64,052.6	$40,961.6	$52,899.2
Principal gains, net	1,145.2	892.0	622.2
Commission and clearing fees	507.9	487.2	403.6
Consulting, management, and account fees	111.3	91.0	83.7
Interest income	219.0	102.4	130.9
Total revenues	66,036.0	42,534.2	54,139.6
Cost of sales of physical commodities	63,928.6	40,861.1	52,831.3
Operating revenues	2,107.4	1,673.1	1,308.3
Transaction-based clearing expenses	291.2	271.7	222.5
Introducing broker commissions	160.1	160.5	113.8
Interest expense	135.5	49.6	80.4
Interest expense on corporate funding	44.7	41.3	23.6
Net operating revenues	1,475.9	1,150.0	868.0
Compensation and other expenses:
Compensation and benefits	794.8	679.1	518.7
Trading systems and market information	66.2	58.8	46.3
Professional fees	54.3	40.9	30.2
Non-trading technology and support	52.4	46.0	28.4
Occupancy and equipment rental	36.1	34.2	23.5
Selling and marketing	55.3	33.3	12.2
Travel and business development	16.9	4.5	8.9
Communications	8.3	9.3	7.0
Depreciation and amortization	44.4	36.5	19.7
Bad debts, net of recoveries and impairment	15.8	10.4	18.7
Other	60.6	46.3	29.6
Total compensation and other expenses	1,205.1	999.3	743.2
Gain on acquisitions and other gains, net	6.4	3.4	81.9
Income before tax	277.2	154.1	206.7
Income tax expense	70.1	37.8	37.1
Net income	$207.1	$116.3	$169.6

Earnings per share:
Basic	$10.27	$5.90	$8.78
Diluted	$10.01	$5.74	$8.61
Weighted-average number of common shares outstanding:
Basic	19,570,403	19,130,643	18,824,328
Diluted	20,067,540	19,678,168	19,180,479

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2022	2021	2020
Net income	$207.1	$116.3	$169.6
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(11.7)	13.3	(4.5)
Cash flow hedges	(53.5)	—	—
Pension liabilities adjustment	(0.3)	1.5	(0.2)
Reclassification of adjustment for losses included in net income:
Periodic pension costs (included in compensation and benefits)	—	0.2	0.1
Reclassification adjustment for losses included in net income	—	0.2	0.1
Other comprehensive (loss)/income	(65.5)	15.0	(4.6)
Comprehensive income	$141.6	$131.3	$165.0
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$207.1	$116.3	$169.6
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	44.4	36.5	19.7
Amortization of operating right of use assets	15.9	12.2	9.9
Provision for bad debts, net of recoveries and impairment	15.8	10.4	18.7
Deferred income taxes	(0.3)	3.2	4.1
Amortization and extinguishment of debt issuance costs	4.5	3.9	6.5
Actuarial gain on pension and postretirement benefits	(0.1)	(0.3)	(0.2)
Amortization of share-based compensation expense	17.8	13.9	10.3
Gain on acquisition	—	(3.3)	(81.9)
Gain on stock sales of clearing organization memberships	—	(0.7)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(591.5)	(1.0)	293.0
Securities purchased under agreements to resell	567.9	(543.7)	(271.7)
Securities borrowed	953.3	(723.1)	(16.8)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	(2,174.3)	(132.0)	(326.0)
Receivable from clients, net	(119.7)	(68.3)	0.9
Notes receivable, net	1.0	(4.4)	1.2
Income taxes receivable	10.4	(9.6)	(11.1)
Financial instruments owned, at fair value	187.3	(1,626.9)	(552.5)
Physical commodities inventory	(67.2)	(166.4)	(51.8)
Other assets	(9.8)	(16.7)	(3.7)
Accounts payable and other accrued liabilities	101.4	35.7	42.7
Operating lease liabilities	(16.0)	(8.6)	(9.5)
Payable to clients	2,055.1	2,146.7	2,093.7
Payable to broker-dealers, clearing organizations and counterparties	46.3	76.0	270.8
Income taxes payable	2.8	(9.4)	(0.3)
Securities sold under agreements to repurchase	(1,145.3)	1,185.4	381.8
Securities loaned	(964.1)	711.7	(18.0)
Financial instruments sold, not yet purchased, at fair value	627.8	1,085.2	(28.8)
Net cash (used in)/provided by operating activities	(229.5)	2,122.7	1,950.6
Cash flows from investing activities:
Proceeds from stock sales of clearing organization memberships	0.2	1.6	—
Cash paid for acquisitions	(0.2)	(2.4)	(225.0)
Sale of property and equipment	—	3.1	—
Purchase of property and equipment and internally developed software	(49.5)	(62.1)	(16.6)
Net cash used in investing activities	(49.5)	(59.8)	(241.6)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	211.5	(33.5)	99.7
Proceeds from lenders under loans with maturities greater than 90 days	547.0	191.4	608.5
Repayments of lenders under loans with maturities greater than 90 days	(522.0)	(186.4)	(642.0)
Proceeds from issuance of senior secured term loan	—	—	21.5
Repayments of senior secured term loan	(170.3)	(9.8)	(9.8)
Proceeds from issuance of senior secured notes	—	—	344.8
Repayment of senior secured notes	(0.5)	(1.6)	(92.1)
Issuance of note payable	—	9.0	—
Repayments of note payable	—	—	(0.4)
Deferred payments on acquisitions	(3.0)	(2.2)	(0.9)
Payment of contingent consideration	(3.6)	—	—
Share repurchase	—	(11.7)	(7.5)
Debt issuance costs	—	—	(15.0)
Exercise of stock options	6.7	9.2	5.5
Net cash provided by/(used in) financing activities	65.8	(35.6)	312.3
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(11.2)	13.8	(4.2)
Net (decrease) increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(224.4)	2,041.1	2,017.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,509.5	4,468.4	2,451.3
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,285.1	$6,509.5	$4,468.4

(continued)
	Year Ended September 30,
(in millions)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$149.2	$87.0	$90.4
Income taxes paid, net of cash refunds	$56.3	$52.0	$44.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.2	$6.5	$11.8
Additional consideration payable related to acquisitions	$—	$3.9	$21.6
Acquisition of businesses:
Assets acquired	$—	$6.5	$1,169.2
Liabilities acquired	—	(4.1)	(359.5)
Total net assets acquired	$—	$2.4	$809.7

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Consolidated Balance Sheets.

	September 30,
(in millions)	2022	2021	2020
Cash and cash equivalents	$1,108.5	$1,109.6	$952.6
Cash segregated under federal and other regulations(1)	2,461.6	2,260.3	1,907.2
Securities segregated under federal and other regulations(1)	200.0	—	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,138.2	2,739.6	698.7
Securities segregated and pledged to exchange-clearing organizations(2)	376.8	400.0	909.9
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the consolidated statements of cash flows	$6,285.1	$6,509.5	$4,468.4

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets, combined totaling $605.6 million, $14.1 million, and $13.0 million as of September 30, 2022, 2021, and 2020, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets, combined totaling $4,327.6 million, $2,153.3 million, and $2,021.3 million as of September 30, 2022, 2021, and 2020, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2019	$0.2	$(50.1)	$276.8	$402.1	$(34.8)	$594.2
ASU 2018-02 cumulative transition adjustment	—	—	—	0.7	(0.7)	—
Adjusted balances as of September 30, 2019	0.2	(50.1)	276.8	402.8	(35.5)	594.2
Net income	—	—	—	169.6	—	169.6
Other comprehensive loss	—	—	—	—	(4.6)	(4.6)
Exercise of stock options	—	—	5.5	—	—	5.5
Share-based compensation	—	—	10.3	—	—	10.3
Repurchase of stock	—	(7.5)	—	—	—	(7.5)
Balances as of September 30, 2020	0.2	(57.6)	292.6	572.4	(40.1)	767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	116.3	—	116.3
Other comprehensive income	—	—	—	—	15.0	15.0
Exercise of stock options	—	—	9.2	—	—	9.2
Share-based compensation	—	—	13.9	—	—	13.9
Repurchase of stock	—	(11.7)	—	—	—	(11.7)
Balances as of September 30, 2021	0.2	(69.3)	315.7	682.5	(25.1)	904.0
Net income	—	—	—	207.1	—	207.1
Other comprehensive loss	—	—	—	—	(65.5)	(65.5)
Exercise of stock options	—	—	6.7	—	—	6.7
Share-based compensation	—	—	17.8	—	—	17.8
Balances as of September 30, 2022	$0.2	$(69.3)	$340.2	$889.6	$(90.6)	$1,070.1
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Notes to Consolidated Financial Statements
Note 1 – Description of Business and Significant Accounting Policies
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “SNEX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be its clients’ sole trusted partner, providing its networks, products, and services to allow them to pursue trading opportunities, manage market risks, make investments and improve business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. The Company delivers access and service through the entire trade lifecycle, by delivering deep market expertise and on-the-ground intelligence, best execution, and finally post-trade clearing, custody, as well as settlement services. The Company has created revenue streams, diversified by asset class, client type and geography, that earn commissions and spreads as clients execute transactions across the Company’s financial networks, while the Company monetizes non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for market intelligence and risk management services.
The Company provides these services to a diverse group of clients in more than 180 countries. These clients include more than 54,000 commercial, institutional, and global payments clients and over 400,000 retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks, and government and non-governmental organizations (“NGOs”).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of StoneX Group Inc. and all entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
In the Consolidated Income Statements, total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal Operating revenues in the Consolidated Income Statements is physical commodities cost of sales deducted from total revenues. The subtotal Net operating revenues in the Consolidated Income Statements is operating revenues less transaction-based clearing expenses, introducing broker commissions, and interest expense. Transaction-based clearing expenses are variable expenses paid to executing brokers, exchanges, clearing organizations, and banks, typically related to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders, certain non-variable expenses, as well as variable and non-variable expenses related to both operational and administrative employees.
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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. The Company’s subsidiaries maintain their records either in U.S. dollars or, as appropriate, the currencies of the countries in which they operate. The method of translating local currency financial information into U.S. dollars depends on whether the economy in which the foreign subsidiary operates has been designated as highly inflationary. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.
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
The Company operates asset management and debt trading businesses in Argentina through various wholly-owned subsidiaries. Operating revenues from the Company’s Argentinean subsidiaries were approximately 1% of the consolidated operating revenues for the year ended September 30, 2022. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018, and continues to be considered highly inflationary.
Beginning July 1, 2018, the Company designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for its Argentinean entities using the U.S. dollar as their functional currency, beginning in the quarter ending September 30, 2018. The Company has implemented strategies to reduce exposure to the Argentine peso. As a result of Argentina’s highly inflationary status, the Company recorded translation gains through earnings of $2.1 million for the year ended September 30, 2022. Translation gains recorded through earnings were $0.8 million for the year ended September 30, 2021. The Company recorded de minimis translation adjustments through earnings for the year ended September 30, 2020.
At September 30, 2022, the Company had net monetary liabilities denominated in Argentine pesos of $0.4 million, compared to net monetary assets of $0.4 million at September 30, 2021. The Company held cash and cash equivalents denominated in Argentine pesos of less than $0.1 million as of September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, the Company had net nonmonetary assets denominated in Argentine pesos of $1.1 million and $0.9 million, respectively.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts, which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with Company funds. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2022 and 2021, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $2,461.6 million and $2,260.3 million, respectively, U.S. Treasury obligations of approximately $786.0 million and $0.2 million, respectively, and commodities warehouse receipts of approximately $19.7 million and $13.9 million, respectively (see fair value measurements discussion in Note 3).
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
Repurchase and Reverse repurchase agreement netting
During the year ended September 30, 2022, the Company began trading with a new central counterparty clearing house provider for its fixed income portfolio. This arrangement and related agreements meet the criteria for netting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Balance Sheet – Offsetting. Netting occurs within Securities purchased under agreements to resell and Securities sold under agreements to repurchase. More details can be found in Note 12.
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by regulations of the CFTC, FSA, and Monetary Authority of Singapore (“MAS”), client funds received to margin, guaranty, and/or secure commodity futures and futures on options as well as retail foreign exchange transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for over-the-counter (“OTC”) derivative contracts. These deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2022 and 2021, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $2,515.0 million and $3,139.6 million, respectively.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its Consolidated Balance Sheets, as the rights to those securities have been transferred to the Company under the terms of the relevant futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain ETFs. Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in Interest income in the Consolidated Income Statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the Consolidated Income Statements. The total fair value of client owned and non-client owned securities included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net was $4,272.9 million and $810.7 million as of September 30, 2022 and 2021, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Management believes that the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2022 and 2021.
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

The Company maintains client omnibus and proprietary accounts with other clearing organizations. The equity balances in those accounts, along with any margin cash or securities deposited with the clearing organizations are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties further include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled proprietary trades.

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
Receivable from and Payables to Clients
Receivable from clients, net of allowance for doubtful accounts, includes the total of net deficits in individual exchange-traded futures and OTC derivative trading accounts carried by the Company. Client deficits arise from realized and unrealized trading losses on client OTC, futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Client deficit accounts are reported gross of client accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures exchange-traded and OTC derivative trading accounts include both secured and unsecured deficit balances due from clients as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury obligations and commodity warehouse receipts. These U.S Treasury obligations and commodity warehouse receipts are netted against the secured deficit amounts when conditions necessary for the right to offset exist.
Receivable from clients, net also includes the net amounts receivable from securities clients in connection with the settlement of regular-way cash securities, margin loans to clients, and client cash debits. It is the Company’s policy to report margin loans and payables that arise due to positive cash flows in the same client’s accounts on a net basis when the conditions for netting as specified in U.S. GAAP are met. Clients’ securities transactions cleared by the Company are recorded on a settlement date basis, but the Company makes accruals necessary to adjust any uncompleted transactions to a trade date basis for consolidated reporting, under U.S. GAAP. Securities cleared by the Company and pledged to the Company as a condition of custodial clearing arrangements are owned by the clients, including those that collateralize margin or other similar transactions, and are not reflected on the Consolidated Balance Sheets as the Company does not have title to, or beneficial interests, in those assets. The carrying value of the receivables and payables approximates fair value due to their short-term nature.
Receivable from clients, net also include amounts receivable from non-broker-dealer clients for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled proprietary trades.
Payables to clients represent the total of client accounts with credit or positive balances. Client accounts are used primarily in connection with exchange-traded and OTC commodity, foreign exchange, precious metals, and securities transactions and include gains and losses on open trades as well as securities and cash margin deposits made as required by the Company, the exchange-clearing organizations or other clearing organizations. Client accounts with credit or positive balances are reported gross of client deficit accounts, except where a right of offset exists.
Payables to broker-dealers and counterparties also includes amounts payable to non-broker-dealer clients for securities purchased but not yet received by the Company on settlement date (“fails-to-receive”) and net payables arising from unsettled proprietary trades.
Receivable from and payables to clients also include amounts related to the value of non-registered broker-dealer clients’ cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
The future collectability of receivables from clients can be impacted by the Company’s collection efforts, client financial stability, and the general economic climate. In determining collectability, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset, as well as specific-identification in certain circumstances. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its clients. The Company may unilaterally close client trading positions in certain circumstances. In addition, to evaluate client margining and collateral requirements, client positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size. Furthermore, in certain instances, the Company is indemnified and able to charge back introducing broker-dealers for bad debts incurred by their clients.
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
Physical Commodities Inventory
Inventories of certain agricultural commodities are carried at net realizable value, which approximates fair value less disposal costs. Agricultural commodities inventories have reliable, readily determinable and realizable market prices, relatively predictable and insignificant costs of disposal, and are available for immediate delivery. Changes in the fair values of these agricultural commodities inventories are included as a component of Cost of sales of physical commodities in the Consolidated Income Statements.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over estimated useful life. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, asset carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings. The Company had no assets held for sale at September 30, 2022 and 2021.
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software, which requires that such technology be capitalized in the application development stages. Costs related to planning, training, administration, and non-value added maintenance are charged to expense as incurred. Capitalized software development costs are amortized over the useful life of the software, which the Company generally estimates at three years.
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. This standard applies to assets held for use and not to assets held for sale. The Company has identified no such impairment indicators as of September 30, 2022 and 2021.
Acquisitions
The Company applies acquisition accounting on the date of acquisition to those transactions meeting the definition of a business under ASC 805. Applying acquisition accounting requires the Company to allocate the purchase consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed on acquisition date. In determining the fair value of identifiable assets acquired and liabilities assumed, the Company frequently utilizes a third-party valuation specialist. The Company applies certain significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on acquisition date. These significant assumptions, estimates, and judgments include, but are not limited to, cash flow forecasts, discount rates, client churn rates, royalty rates, and economic lives. Any excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill. Alternatively, in an instance where the fair value of the net assets acquired exceeds the purchase consideration, the Company records a bargain purchase gain in the Consolidated Income Statements at the date of acquisition. While the Company uses its best estimates and assumptions as a part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may extend one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase gain. Upon conclusion of the measurement period or final determination of the fair values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Income Statements rather than adjusted through goodwill or bargain purchase gains. The Company includes the post-acquisition results of acquired businesses in the Consolidated Income Statements from the date of acquisition. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price.
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
In the course of evaluating the potential impairment of goodwill, the Company may perform either a qualitative or a quantitative assessment. The Company’s qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if the Company concludes otherwise, then the Company performs a quantitative impairment analysis.
If the Company either chooses not to perform a qualitative assessment, or the Company chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company performs a quantitative evaluation. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill that is subject to the quantitative analysis is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The fair value of the Company’s reporting units exceeded their respective carrying values under the qualitative assessment approach. No goodwill impairment charges were recorded for any of the periods presented, nor were any indicators present.
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from five to twenty years. Both definite and indefinite lived identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Residual value is presumed to be zero for all identifiable intangible assets. No intangible impairment charges were recorded for any of the periods presented, nor were any indicators present.
Financial Instruments Owned and Sold, Not Yet Purchased
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value, measured on a recurring basis, or amounts that approximate fair value. Related realized and unrealized gains and losses are recognized in current period earnings within Principal gains, net, Interest income, Interest expense, and Cost of sales of physical commodities in the Consolidated Income Statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.
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
Derivative instruments are measured at fair value on a recurring basis. For derivatives for which the Company does not elect hedge accounting, realized and unrealized gains and losses from the changes in fair value of derivative instruments are recognized immediately in current period earnings. Realized and unrealized gains and losses from the derivative instruments in which the Company acts as a dealer are included within Principal gains, net on the Consolidated Income Statements. Realized and unrealized gains and losses on firm purchase and sale commitments are included within Cost of sales of physical commodities on the Consolidated Income Statements.
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
Derivative instruments and hedging activities
The Company executes interest rate swaps and foreign currency hedges to lessen the impacts of changes to interest rates and currency exchange rates, respectively, as well as benefit from favorable conditions. The Company recognizes all derivative instruments as either assets or liabilities at fair value. For all of the Company’s derivative positions that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on derivatives representing any ineffective component of the hedge are recognized in current earnings. All of the Company’s cash flow hedges have been deemed effective as of September 30, 2022 for both accounting and tax purposes. The Company has elected hedge accounting for both U.S. GAAP and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses. Company policy further includes a quarterly probability analysis covering hedge effectiveness.

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
Exchange memberships that represent both (a) an ownership interest and the right to conduct business in the respective venues and are held for operating purposes, or (b) an ownership interest, which must be held by the Company to conduct business in the respective venues are accounted for as an ownership interest at cost with appropriate consideration for other-than-temporary impairment. The cost of exchange and clearing organization memberships that represent an ownership interest and are required in order to conduct business in the respective venues was $5.5 million and $5.5 million as of September 30, 2022 and 2021, respectively, compared to a fair value of $6.2 million and $6.8 million as of September 30, 2022 and 2021, respectively. Fair value was determined using quoted market prices and recent transactions.
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. The cost of exchange memberships required in order to conduct business on the exchange, but not representing an ownership interest in the exchange, was $5.8 million and $6.0 million as of September 30, 2022 and 2021, respectively. As of and during the year ended September 30, 2022, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
Product Financing Arrangements
In the normal course of operations, the Company executes notes receivable under repurchase agreements with clients whereby the clients sell certain commodity inventory or other investments to the Company and agree to repurchase the commodity inventory or investment at a future date at a fixed price. These transactions are short-term in nature and are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements. These transactions are reflected as Notes receivable, net in the Consolidated Balance Sheets. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
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
Revenue Recognition
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services under FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”). Revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
Only when goods or services are transferred to clients, are revenues recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e. reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
The revenue recognition model does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
Refer to Note 15 for further discussion of the Company’s significant accounting policies related to revenue recognition.
Cost of Sales of Physical Commodities
Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of physical commodities. Cost of sales of physical commodities also includes changes in the fair value of agricultural commodity inventories held for sale and adjustments for related forward purchase and sale commitments and exchange-traded futures and options contracts. Cost of sales of physical commodities further includes lower of cost or net realizable value for energies and certain precious metals.
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
Transaction-Based Clearing Expenses
Clearing fees and related expenses include primarily variable expenses for clearing and settlement services, including fees the Company pays to executing brokers, exchanges, clearing organizations and banks. These fees are based on transaction volume and recorded as expense on trade date. Clearing fees are passed on to clients and are presented gross in the consolidated statements of income as the Company acts as a principal for these transactions.
Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee individuals or organizations that maintain relationships with clients and introduce them to the Company. Introducing brokers accept futures and options orders from those clients, while the Company directly provides all account, transaction and margining services, including accepting money, securities and property from the clients. Introducing brokers bring clients to the Company’s OTC business as well. Introducing broker commissions are determined monthly and settled regularly.
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
Selling and Marketing
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial gains and losses from defined benefit pension plans, the unrealized gains and losses from the Company’s cash flow hedges, as well as and gains and losses on foreign currency translations.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s Board of Directors. As of September 30, 2022 and 2021, no preferred shares were outstanding and the Company’s Board of Directors had not established any class or series of shares.
Accounting Standards Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removed certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this standard as of October 1, 2021 on a prospective basis, as permitted by the standard. There was no cumulative effect adjustment recorded to retained earnings. The effects of this standard on the Company’s consolidated financial position, results of operations and cash flows are not material.
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
The Company adopted this guidance on October 1, 2020, using the modified retrospective approach, which resulted in a recognized cumulative-effect adjustment of $6.2 million, net of tax of $2.0 million, to the opening balance of retained earnings - see Note 5 and Note 13. The adoption impact was attributable to an increase in allowance for credit losses related to the OptionSellers.com Inc. clients discussed in further detail within Note 13 of the consolidated financial statements. Results for reporting periods beginning after October 1, 2020 are presented using the CECL model, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2022	2021	2020
Numerator:
Net income	$207.1	$116.3	$169.6
Less: Allocation to participating securities	(6.1)	(3.5)	(4.0)
Net income allocated to common stockholders	$201.0	$112.8	$165.6
Denominator:
Weighted average number of:
Common shares outstanding	19,570,403	19,130,643	18,824,328
Dilutive potential common shares outstanding:
Share-based awards	497,137	547,525	356,151
Diluted shares outstanding	20,067,540	19,678,168	19,180,479
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 451,907, 298,786 and 898,420 shares of common stock for the years ended September 30, 2022, 2021, and 2020, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Level 3 - Valuation is based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Level 3 includes contingent liabilities that have been valued using an income approach based upon management developed discounted cash flow projections, which are an unobservable input. The Company had $0.0 million and $2.8 million of contingent liabilities classified within Level 3 of the fair value hierarchy as of September 30, 2022 and 2021, respectively. The Company had no Level 3 assets as of September 30, 2022 and 2021.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary that records these assets at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2022 and 2021 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of September 30, 2022 and 2021.

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.0	$—	$—	$—	$4.0
Money market mutual funds	39.5	—	—	—	39.5
Cash and cash equivalents	43.5	—	—	—	43.5
Commodities warehouse receipts	19.7	—	—	—	19.7
U.S. Treasury obligations	786.0	—	—	—	786.0
Securities and other assets segregated under federal and other regulations	805.7	—	—	—	805.7
U.S. Treasury obligations	4,258.5	—	—	—	4,258.5
To be announced ("TBA") and forward settling securities	—	207.6	—	(91.4)	116.2
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	7,714.4	461.4	—	(9,747.7)	(1,571.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	11,987.3	669.0	—	(9,839.1)	2,817.2
Receivables from clients, net - Derivatives	67.2	511.6		(579.3)	(0.5)
Equity securities	367.9	11.8	—	—	379.7
Corporate and municipal bonds	—	156.8	—	—	156.8
U.S. Treasury obligations	347.6	—	—	—	347.6
U.S. government agency obligations	—	343.0	—	—	343.0
Foreign government obligations	4.8	—	—	—	4.8
Agency mortgage-backed obligations	—	2,588.7	—	—	2,588.7
Asset-backed obligations	—	70.7	—	—	70.7
Derivatives	0.7	694.3	—	(502.4)	192.6
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	24.9	—	—	—	24.9
Exchange firm common stock	10.6	—	—	—	10.6
Mutual funds and other	17.4	4.1	—	—	21.5
Financial instruments owned	773.9	3,895.8	—	(502.4)	4,167.3
Physical commodities inventory	136.3	223.5	—	—	359.8
Total assets at fair value	$13,813.9	$5,299.9	$—	$(10,920.8)	$8,193.0
Liabilities:
Payables to clients - Derivatives	7,722.5	175.4	—	(9,290.3)	(1,392.4)
TBA and forward settling securities	—	154.9	—	(96.9)	58.0
Derivatives	58.7	590.6	—	(651.5)	(2.2)
Payable to broker-dealers, clearing organizations and counterparties	58.7	745.5	—	(748.4)	55.8
Equity securities	299.9	5.7	—	—	305.6
Foreign government obligations	0.5	—	—	—	0.5
Corporate and municipal bonds	—	63.2	—	—	63.2
U.S. Treasury obligations	1,686.5	—	—	—	1,686.5
U.S. government agency obligations	—	24.3	—	—	24.3
Agency mortgage-backed obligations	—	5.4	—	—	5.4
Derivatives	—	779.7	—	(466.3)	313.4
Cash flow hedges	—	70.6	—	—	70.6
Other	—	0.1	—	—	0.1
Financial instruments sold, not yet purchased	1,986.9	949.0	—	(466.3)	2,469.6
Total liabilities at fair value	$9,768.1	$1,869.9	$—	$(10,505.0)	$1,133.0
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$7.9	$—	$—	$—	$7.9
Money market mutual funds	12.9	—	—	—	12.9
Cash and cash equivalents	20.8	—	—	—	20.8
Commodities warehouse receipts	13.9	—	—	—	13.9
U.S. Treasury obligations	0.2	—	—	—	0.2
Securities and other assets segregated under federal and other regulations	14.1	—	—	—	14.1
U.S. Treasury obligations	798.5	—	—	—	798.5
TBA and forward settling securities	—	59.1	—	(40.1)	19.0
Foreign government obligations	12.2	—	—	—	12.2
Derivatives	4,475.8	167.4	—	(4,402.3)	240.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,286.5	226.5	—	(4,442.4)	1,070.6
Receivables from clients, net - Derivatives	—	413.7		(411.1)	2.6
Equity securities	512.4	14.6	—	—	527.0
Corporate and municipal bonds	—	150.8	—	—	150.8
U.S. Treasury obligations	433.1	—	—	—	433.1
U.S. government agency obligations	—	327.6	—	—	327.6
Foreign government obligations	—	—	—	—	—
Agency mortgage-backed obligations	—	2,599.8	—	—	2,599.8
Asset-backed obligations	—	110.4	—	—	110.4
Derivatives	0.6	644.1	—	(500.4)	144.3
Commodities leases	—	18.1	—	—	18.1
Commodities warehouse receipts	21.4	—	—	—	21.4
Exchange firm common stock	11.6	—	—	—	11.6
Mutual funds and other	10.5	—	—	—	10.5
Financial instruments owned	989.6	3,865.4	—	(500.4)	4,354.6
Physical commodities inventory	111.2	248.7	—	—	359.9
Total assets at fair value	$6,422.2	$4,754.3	$—	$(5,353.9)	$5,822.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.8	$—	$2.8
Payables to clients - Derivatives	4,413.8	156.1	—	(4,278.4)	291.5
TBA and forward settling securities	—	52.2	—	(39.5)	12.7
Derivatives	63.1	239.4	—	(302.5)	—
Payable to broker-dealers, clearing organizations and counterparties	63.1	291.6	—	(342.0)	12.7
Equity securities	429.9	6.2	—	—	436.1
Corporate and municipal bonds	—	51.1	—	—	51.1
U.S. Treasury obligations	851.2	—	—	—	851.2
Agency mortgage-backed obligations	—	63.4	—	—	63.4
Derivatives	3.2	700.3	—	(335.0)	368.5
Commodities leases	—	0.9	—	—	0.9
Financial instruments sold, not yet purchased	1,284.3	821.9	—	(335.0)	1,771.2
Total liabilities at fair value	$5,761.2	$1,269.6	$2.8	$(4,955.4)	$2,078.2
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
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading securities. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2022, the cost and fair value of the equity investments in exchange firms is $3.7 million and $10.6 million, respectively. As of September 30, 2021, the cost and fair value of the equity investments in exchange firms was $3.7 million and $11.6 million, respectively.
Information on Level 3 Financial Liabilities
The acquisition of Fillmore Advisors, LLC, as further discussed in Note 20, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company was required to make additional future cash payments based on certain financial performance measures of the acquired business. As of September 30, 2021, the Company had fully satisfied the liability for the contingent consideration. During the year ended September 30, 2021, the Company recorded cash settlements against the liability of $2.6 million, partially offset by remeasurement losses of $1.1 million included in Other expenses on the Consolidated Income Statements for the year ended September 30, 2021. Remeasurement losses in the year ended September 30, 2020 were $0.6 million.
The acquisition of Chasing Returns Limited, as further discussed in Note 20, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company is required to make additional future cash payments based on certain implementation milestones. As of September 30, 2022, the Company had fully satisfied the liability for the contingent consideration, with payments of $3.6 million made during the year ended September 30, 2022.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balances at September 30, 2022 and 2021 were not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
Short-term financial instruments: The carrying values of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to re-sell and securities sold under agreements to re-purchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight, or short-term in nature, and are collateralized by common stock, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 11 with a carrying value of $339.1 million as of September 30, 2022. The carrying value of the Senior Secured Notes represent their principal amounts net of unamortized deferred financing costs and original issue discount. As of September 30, 2022, the Senior Secured Notes had a fair value of $352.3 million and are classified as Level 2 under the fair value hierarchy.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2022 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2022. The total Financial instruments sold, not yet purchased, at fair value of $2,469.6 million as of September 30, 2022 includes $313.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2022.
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
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2022 and 2021. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2022		September 30, 2021
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,520.4	$4,519.3	$3,904.1	$3,904.7
OTC commodity derivatives	756.9	695.6	803.4	761.3
Exchange-traded foreign exchange derivatives	25.6	25.7	119.9	119.9
OTC foreign exchange derivatives	577.1	549.3	216.9	185.5
Exchange-traded interest rate derivatives	2,626.8	2,626.7	245.9	249.0
OTC interest rate derivatives	168.9	205.1	56.4	54.9
Exchange-traded equity index derivatives	609.5	609.5	206.5	206.5
OTC equity and indices derivatives	164.4	95.7	148.5	94.1
TBA and forward settling securities	207.6	154.9	59.1	52.2
Total derivative contracts not accounted for as hedges	9,657.2	9,481.8	5,760.7	5,628.1
Derivative contracts designated as hedging instruments:
Interest rate swaps	—	48.8	—	—
Foreign currency forwards	—	21.8	—	—
Total derivative contracts designated as hedging instruments	—	70.6	—	—
Gross fair value of derivative contracts	$9,657.2	$9,552.4	$5,760.7	$5,628.1
Impact of netting and collateral	(10,920.8)	(10,505.0)	(5,353.9)	(4,955.4)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(1,455.7)		$259.9
Total fair value included in Receivables from clients, net	$(0.5)		$2.6
Total fair value included in Financial instruments owned, at fair value	$192.6		$144.3
Total fair value included in Payables to clients		$(1,392.4)		$291.5
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$55.8		$12.7
Fair value included in Financial instruments sold, not yet purchased, at fair value		$384.0		$368.5
(1)As of September 30, 2022 and 2021, the Company’s derivative contract volume for open positions was approximately 13.3 million and 11.1 million contracts, respectively.
The Company’s derivative contracts are principally held in its Institutional, Commercial, and Retail segments. The Company provides its Institutional segment clients access to exchanges at which they can carry out their trading strategies. The Company assists its Commercial segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial segment clients with exchange products, including combinations of buying and selling puts and calls. In its Retail segment, the Company provides its retail clients with access to spot foreign exchange, precious metals trading, as well as contracts for difference (“CFD”) and spread bets, where permitted. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, other derivatives, or cash collateral paid or received.
Hedging Activities
The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income generation by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of September 30, 2022, the Company had $1,500.0 million in notional value of its interest rate contracts hedges. As of September 30, 2022, the Company’s hedges will all mature within 2 years from the end of the current period.

The Company also uses foreign currency derivatives, in the form of forward contracts, to hedge risk related to the variability in exchange rates relative to certain of the Company’s non-USD expenditures. These hedges are designated cash flow hedges, through which the Company mitigates variability in exchange rates by exchanging foreign currency for USD at fixed exchange rates at a pre-determined future date, or several cash flows at several pre-determined future dates. While the forward contracts mitigate exchange rate variability risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its forward contracts with highly-rated, multi-national institutions. As of September 30, 2022, the Company had foreign currency forward contracts to purchase British Pound Sterling with notional values in local currency of £168.0 million and USD of $207.3 million. These hedges will all mature within 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the year ended September 30, 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. As of September 30, 2022, $9.7 million and $8.9 million of derivative liabilities related to interest rate contracts and foreign currency forward contracts, respectively, are expected to be released from Other comprehensive income into current earnings. The Company had no such hedges as of September 30, 2021 or during the year then ended. The fair values of derivative instruments designated for hedging held as of September 30, 2022 are as follow:

	September 30, 2022
(in millions)	Balance Sheet Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$48.8
Foreign currency forward contracts	Financial instruments sold, not yet purchased	21.8
Total derivatives designated as hedging instruments		$70.6

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the year ended September 30, 2022 are as follow:

Year Ended September 30, 2022
(in millions)	Interest Expense
Total amounts in net income related to hedges
Interest rate contracts	$2.4
Total derivatives designated as hedging instruments	$2.4

Loss on cash flow hedging relationships:
Amount of loss reclassified from accumulated other comprehensive income into income	$2.4
Amount reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the year ended September 30, 2022 are as follows:

	Year Ended September 30, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$37.0	Interest Income	$2.4
Foreign currency forward contracts	16.5	N/A	—
Total	$53.5		$2.4

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the periods indicated, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Consolidated Income Statements.

	Year Ended September 30,
(in millions)	2022	2021	2020
Commodities	$303.7	$207.8	$197.3
Foreign exchange	174.4	116.3	38.2
Interest rate, equities, and indices	100.4	80.8	20.4
TBA and forward settling securities	226.8	(6.3)	(49.7)
Net gains from derivative contracts	$805.3	$398.6	$206.2
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of these transactions occur on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes client credit limits, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2022 and 2021 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net; receivable from clients, net; and notes receivable, net include allowances for doubtful accounts, which reflect the Company’s best estimates of probable losses inherent in the accounts. In determining expected credit losses and establishing its allowance for doubtful accounts, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset, as well as specific-identification in certain circumstances. The Company continually reviews its allowance for doubtful accounts.
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $1.4 million and $1.3 million as of September 30, 2022 and 2021. The allowance for doubtful accounts related to receivables from clients was $46.4 million and $38.5 million as of September 30, 2022 and 2021, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2022 and 2021.
During the years ended September 30, 2022 and September 30, 2021, the Company charged off $5.6 million and $5.9 million, respectively, of receivables against the allowance for doubtful accounts. During the year ended September 30, 2020, the Company charged off $35.6 million of receivables against the allowance for doubtful accounts related to the physical coal business, which the Company exited in the year ended September 30, 2018.
During the year ended September 30, 2022, the Company recorded bad debt expense of $12.4 million, related to the allowance. The bad debt expense was primarily caused by $11.6 million of deficits in the Commercial segment, which includes $2.5 million in physical commodity accounts, and $2.3 million of client deficits in the Retail segment.
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

Activity in the allowance for doubtful accounts for the years ended September 30, 2022, 2021, and 2020 was as follows:

(in millions)	2022	2021	2020
Balance, beginning of year	$39.8	$27.1	$48.6
ASU 2016-13 cumulative transition adjustment	—	8.2	—
Adjusted balance, beginning of year	39.8	35.3	48.6
Provision for bad debts(2)	12.4	10.4	13.0
Allowance charge-offs	(5.6)	(5.9)	(35.6)
Other(1)	1.2	—	1.1
Balance, end of year	$47.8	$39.8	$27.1
(1) Allowance increase is related to a recoverable amount due from an affiliated party and recorded in Other assets on the Consolidated Balance Sheets.
(2) An additional $3.4 million is included in bad debt expense for the year ended September 30, 2022 on the consolidated income statement, which is not included in the allowance at the year then ended.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

	September 30,
(in millions)	2022	2021
Physical Ag & Energy(1)	$223.6	$248.6
Precious metals - held by broker-dealer subsidiary	136.3	111.2
Precious metals - held by non-broker-dealer subsidiaries	153.6	87.7
Physical commodities inventory	$513.5	$447.5
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

Note 7 – Property and Equipment, net
Property and equipment is stated at cost, and reported net of accumulated depreciation and amortization on the Consolidated Balance Sheets. Depreciation on property and equipment is generally calculated using the straight-line method over the relevant asset’s estimated useful life. The estimated useful lives of property and equipment range from 3 to 10 years. During the years ended September 30, 2022, 2021, and 2020, depreciation expense was $30.0 million, $21.3 million, and $13.3 million respectively.
The Company capitalized $24.8 million and $22.3 million of software development costs during the years ended September 30, 2022 and September 30, 2021.
The Company recorded impairment charges of $5.7 million, which are reflected in Bad debts, net of recoveries and impairment on the Consolidated Income Statement for the year ended September 30, 2020.
A summary of property and equipment, at cost less accumulated depreciation and amortization as of September 30, 2022 and 2021 is as follows:

	September 30,
(in millions)	2022	2021
Property and equipment:
Furniture and fixtures	$16.0	$15.0
Software	34.4	30.0
Equipment	45.3	44.1
Leasehold improvements	43.3	43.9
Capitalized software development	47.1	22.3
Total property and equipment	186.1	155.3
Less: accumulated depreciation and amortization	(73.2)	(62.0)
Property and equipment, net	$112.9	$93.3
Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2022 and 2021 is as follows:

	September 30,
(in millions)	2022	2021
Commercial	$32.6	$32.5
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Total Goodwill	$58.2	$58.1
The Company recorded $0.1 million and $0.2 million in foreign exchange revaluation adjustments on goodwill for the years ended September 30, 2022 and 2021, respectively.
Note 9 – Intangible Assets
The Company recorded $0.2 million of customer base assets related to a purchased client list and wrote off $11.1 million of fully amortized intangible assets during the year ended September 30, 2022.

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2022			September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names	$3.7	$(1.6)	$2.1	$3.7	$(0.9)	$2.8
Software programs/platforms	28.3	(19.4)	8.9	31.4	(13.3)	18.1
Customer base	29.5	(18.0)	11.5	37.7	(21.7)	16.0
Total intangible assets subject to amortization	61.5	(39.0)	22.5	72.8	(35.9)	36.9

Intangible assets not subject to amortization
Website domains	1.8	—	1.8	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.5	—	5.5	5.8	—	5.8
Total intangible assets	$67.0	$(39.0)	$28.0	$78.6	$(35.9)	$42.7
Amortization expense related to intangible assets was $14.4 million, $15.1 million, and $5.8 million for the years ended September 30, 2022, 2021, and 2020, respectively.
As of September 30, 2022, estimated future amortization expense was as follows:

(in millions)
Fiscal 2023	$12.6
Fiscal 2024	5.0
Fiscal 2025	1.9
Fiscal 2026	1.2
Fiscal 2027 and thereafter	1.8
$22.5
Note 10 - Leases
The Company leases office space under non-cancelable operating leases with third parties as of September 30, 2022. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. The Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. In determining the term of certain office space leases, the Company has not included periods after termination date, if the Company holds a termination option and believes it is reasonably certain to exercise.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2022. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within Occupancy and equipment rental on the Consolidated Income Statements.
As of September 30, 2022 and 2021, the Company recorded operating lease right-of-use assets of $121.8 million and $125.3 million, respectively, and operating lease liabilities of $143.0 million and $146.6 million, respectively.

The following table presents operating lease costs and other related information as of and for the fiscal year ended September 30, 2022 and 2021 (in millions, except as stated):

	Year Ended September 30,
	2022	2021
Operating lease costs (1)	$25.7	$25.5

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$16.4	$16.8
Right-of-use assets obtained in exchange for operating lease liabilities	$12.4	$36.2

Lease term and discount rate information:
Weighted average remaining lease term (years)	10.9	11.5
Weighted average discount rate	4.3%	4.0%
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2022 (in millions):

2023	$17.2
2024	17.0
2025	15.8
2026	16.1
2027	15.8
After 2027	97.8
Total lease payments	179.7
Less: interest	36.7
Present value of lease liabilities	$143.0
Note 11 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $1,000.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year $475.0 million first-lien senior secured syndicated loan facility is available to the Company for general working capital requirements and capital expenditures. The facility was amended on April 21, 2022 to replace the $236.1 million revolving credit facility and $165.4 million Term Loan A facility, values as of March 31, 2022, with a $475.0 million revolving credit facility and extend the maturity date to April 21, 2025. Prior to the amendment, the Company was required to make quarterly principal payments against the Term Loan equal to 1.25% of the original balance. During the year ended September 30, 2022, prior to its replacement, the Company made scheduled quarterly principal payments against the Term Loan equal to $4.9 million.
The revolving credit facility is secured by a first priority lien on substantially all of the assets of the Company and those of the Company’s subsidiaries that guarantee the credit facility. Per the terms of the amended facility, the commitment fees and interest rates are subject to decrease if the Company’s consolidated leverage ratio, as defined, decreases below certain thresholds. As of September 30, 2022, unused portions of the loan facility require a commitment fee of up to 0.625% on the unused commitment. The revolving credit facility is subject to variable rates of interest. As of September 30, 2022, borrowings under the facility bear interest at the Secured Overnight Financing Rate (“SOFR”), as defined, plus 3.00% or the Base Rate, as defined, plus 2.00%. Borrowings under the Base Rate and SOFR options were subject to interest rates of 8.25% and 6.15%, respectively, as of September 30, 2022. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with all covenants under the loan facility as of September 30, 2022.

•An unsecured committed line of credit under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to StoneX Financial Inc’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.5% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.75% as of September 30, 2022. The agreement contains financial covenants related to StoneX Financial Inc’s tangible net worth, excess net capital, and maximum net loss over a trailing twelve month period, as defined. StoneX Financial Inc was in compliance with these covenants as of September 30, 2022. The facility is guaranteed by the Company.
•A syndicated committed borrowing facility available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility was amended on July 28, 2022 to increase the amount available from $325.0 million to $400.0 million and extend the maturity date to July 28, 2024. The facility is secured by the assets of StoneX Commodity Solutions, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.35% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the SOFR plus Applicable Margin, as defined, or the Base Rate plus Applicable Margin, as defined. Borrowings under the Base Rate and SOFR options were subject to interest rates of 6.25% and 5.41%, respectively, as of September 30, 2022. The agreement contains financial covenants related to tangible net worth, as defined. StoneX Commodity Solutions was in compliance with this covenant as of September 30, 2022.
•An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus SOFR, as defined. The agreement contains financial covenants related to net tangible assets, as defined. StoneX Financial Ltd was in compliance with this covenant as of September 30, 2022. The facility is guaranteed by the Company. During November 2022, the facility was renewed to extend the maturity date to October 14, 2023.
Uncommitted Credit Facilities
During the year ended September 30, 2022, the Company executed a secured, uncommitted loan facility, under which StoneX Financial Ltd may borrow up to $45.0 million, collateralized by commodities warehouse receipts, to facilitate the financing of inventory of commodities, subject to certain terms and conditions of the credit agreement. There were $0.0 million and $25.0 million in borrowings outstanding under this credit facility as of September 30, 2022 and 2021, respectively.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc may borrow up to $75.0 million, collateralized by commodities warehouse receipts, to facilitate U.S. commodity exchange deliveries of its clients, subject to certain terms and conditions of the credit agreement. There were no borrowings outstanding under this credit facility at September 30, 2022 and 2021.
The Company has a secured, uncommitted loan facility, under which StoneX Financial Inc. may borrow for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The uncommitted amount available to be borrowed is not specified, and all requests for borrowing are subject to the sole discretion of the lender. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2022 and 2021.
The Company has secured uncommitted loan facilities under which StoneX Financial Inc may borrow up to $100.0 million for short term funding of proprietary and client securities margin requirements, subject to certain terms and conditions of the agreement. The borrowings are secured by first liens on Company owned marketable securities or client owned securities which have been pledged to the Company. The amounts borrowed under the facilities are payable on demand. There were no borrowings outstanding under this credit facility as of September 30, 2022 and 2021.
Note Payable to Bank
In December 2020, the Company obtained a $9.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, with the final payment due during December 2025. The note bears interest at a rate per annum equal to the Index rate, as defined in the agreement, plus 2.35%.

Senior Secured Notes
In June 2020, the Company issued $350 million in aggregate principal amount of its 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”) at the offering price of 98.5% of the aggregate principal amount. The Company used the proceeds from the sale of the Senior Secured Notes to fund the preliminary cash consideration for the acquisition of Gain on the closing date, as further discussed in Note 20, to pay certain related transaction fees and expenses, and to fund the repayment of Gain’s 5.00% Convertible Senior Notes due 2022 (the “Gain Notes”).
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Senior Secured Notes will mature on June 15, 2025. Interest on the Senior Secured Notes accrues at a rate of 8.625% per annum and is payable semiannually in arrears on June 15 and December 15 of each year. The Company incurred debt issuance costs of $9.5 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method. At any time on or after June 15, 2022, the Company may redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth in the indenture.
During the year ended September 30, 2021, the Company redeemed $1.6 million of the principal amount of the outstanding Senior Secured Notes, for 103% of the principal amount, plus accrued and unpaid interest.
During the year ended September 30, 2022, the Company redeemed the remaining $0.5 million of the principal amount of the Gain Notes.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and the Senior Secured Notes as of the periods indicated:

(in millions)
					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		September 30, 2022		September 30, 2021
Committed Credit Facilities
Term Loan	(1)	N/A	$—		$—	(4)	$170.1
Revolving Line of Credit	(1)	April 21, 2025	475.0	(5)	260.0		—
Senior StoneX Group Inc. Committed Credit Facility			475.0		260.0		170.1
StoneX Financial Inc.	None	March 31, 2023	75.0	(5)	—		—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2024	400.0	(5)	217.0		215.0
StoneX Financial Ltd.	None	October 14, 2023	50.0	(5)	—		—
			$1,000.0		$477.0		$385.1

Uncommitted Credit Facilities
StoneX Financial Inc.	Commodities warehouse receipts and certain pledged securities	n/a	n/a	(5)	—		—
StoneX Financial Ltd.	Commodities warehouse receipts	n/a	n/a	(5)	—		25.0
Notes payable to bank	Certain equipment			(5)	8.1		8.6
Senior Secured Notes	(2)			(4)	339.1	(3)	336.9
Total outstanding borrowings					$824.2		$755.6
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
(3) Amounts outstanding under the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $8.8 million.
(4) Included in Senior secured borrowings, net on the Consolidated Balance Sheets.

(5) Included in Lenders under loans on the Consolidated Balance Sheets.
As reflected above, one of the Company’s committed credit facilities is scheduled to expire during the year ending September 30, 2023. The Company intends to renew or replace this facility as it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2022 and 2021, financial instruments owned, at fair value of $2,372.3 million and $843.3 million, respectively, were pledged as collateral under repurchase agreements. The financial instruments owned that have been pledged as collateral have been parenthetically disclosed on the Consolidated Balance Sheets.
In addition, as of September 30, 2022 and 2021, the Company pledged financial instruments owned, at fair value of $822.5 million and $2,359.6 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Consolidated Balance Sheets since the counterparties do not have the right to sell or repledge the collateral. The Company also repledged securities received under reverse repurchase agreements of $2,965.3 million and $1,157.9 million, respectively in the two years, to cover collateral requirements for tri-party repurchase agreements.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $1,146.0 million and $2,097.6 million as of September 30, 2022 and 2021, respectively.
At September 30, 2022 and 2021, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at September 30, 2022 and 2021 was $5,836.1 million and $4,399.8 million, respectively, of which $1,615.3 million and $1,031.1 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangements and matched-book trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$3,664.7	$2,279.1	$186.3	3.4	$6,133.5
Securities loaned	1,189.5	—	—	—	1,189.5
Gross amount of secured financing	$4,854.2	$2,279.1	$186.3	$3.4	$7,323.0

	September 30, 2021
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,949.8	$973.4	$137.5	280.2	$4,340.9
Securities loaned	2,153.6	—	—	—	2,153.6
Gross amount of secured financing	$5,103.4	$973.4	$137.5	280.2	$6,494.5

The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of the periods indicated (in millions):

	September 30,
Securities sold under agreements to repurchase	2022	2021
U.S. Treasury obligations	$1,311.0	$106.8
U.S. government agency obligations	604.1	354.6
Asset-backed obligations	178.0	255.9
Agency mortgage-backed obligations	3,762.5	3,536.2
Foreign government obligations	97.2	—
Corporate bonds	180.7	87.4
Total securities sold under agreement to repurchase	$6,133.5	$4,340.9

Securities loaned
Equity securities	$1,189.5	$2,153.6
Total securities loaned	1,189.5	2,153.6
Gross amount of secured financing	$7,323.0	$6,494.5
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,609.9	$(2,937.9)	$1,672.0
Securities borrowed	$1,209.8	$—	$1,209.8
Securities sold under agreements to repurchase	$6,133.5	$(2,937.9)	$3,195.6
Securities loaned	$1,189.5	$—	$1,189.5

	September 30, 2021
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$2,239.9	$—	$2,239.9
Securities borrowed	$2,163.1	$—	$2,163.1
Securities sold under agreements to repurchase	$4,340.9	$—	$4,340.9
Securities loaned	$2,153.6	$—	$2,153.6
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
As of September 30, 2022 and 2021, the Consolidated Balance Sheets include loss contingency accruals, recorded during and prior to these years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of a significant legal matter involving the Company:
OptionSellers
In November 2018, balances in approximately 300 client accounts of the FCM division of the Company’s wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels and into deficit balances, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards.
A CTA is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of, and subject to audit by, the National Futures Association (“NFA”). OptionSellers was registered under a CFTC Rule 4.7 exemption for providing services only to “qualified eligible persons,” which requires the account holders authorizing OptionSellers to act as their CTA to meet or exceed certain minimum financial requirements. OptionSellers, in its role as a CTA, had been granted by each of its clients full discretionary authority to manage the trading in the clients’ accounts, while StoneX Financial Inc. acted solely as the clearing firm in its role as the FCM.
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of September 30, 2022, the receivable from these client accounts, net of collections and other allowable deductions (the “Net Client Accounts Receivable”), was $25.9 million, with no individual account receivable exceeding $1.4 million. As of September 30, 2022, the allowance against these uncollected balances was $7.6 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts.
During the year ended September 30, 2022, the Company resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the year awarded StoneX Financial Inc. the full amount of the uncollected balances. A portion of the panels also awarded relief to account holders. The amount of relief awarded was not material to the Company, individually or in the aggregate. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. In October 2022, the Company reached an additional privately negotiated settlement of an arbitration proceeding, pursuant to which the account holders agreed to pay all of their outstanding deficit balances and the Company made certain immaterial payments to the account holders. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
Depending on future collections and the outcomes of arbitration proceedings, any provisions for bad debts and actual losses may or may not be material to the Company’s financial results. However, the Company believes that the likelihood of a material adverse outcome is remote, and does not currently believe that any potential losses related to this matter would impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.

Contractual Commitments
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2022 fair values. Purchase commitments and other obligations as of September 30, 2022 for less than one year, one to three years, three to five years, and after five years were $7,595.3 million, $882.4 million, $52.6 million, and $108.4 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $8,253.9 million.
Exchange Member Guaranties
The Company is a member of various exchanges that trade and clear futures and option contracts. The Company is also a member of and provides guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general the Company’s guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these arrangements is not quantifiable and could exceed the cash and securities posted to the clearinghouse as collateral.
The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.
Self-Insurance
The Company self-insures its medical and dental claims costs up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependents, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of the actuarial estimate. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2022 and 2021, the Company had $1.3 million and $1.2 million, respectively, accrued for self-insured medical and dental claims included in Accounts payable and other liabilities in the Consolidated Balance Sheets.
Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss and income includes losses on cash flow hedges, net actuarial gains and losses from defined benefit pension plans, and gains and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive loss for the years ended September 30, 2022, 2021, and 2020.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2019	$(31.5)	$(3.3)	$—	$(34.8)
ASU 2018-02 cumulative transition adjustment	—	(0.7)	—	(0.7)
Adjusted balances as of September 30, 2019	(31.5)	(4.0)	—	(35.5)
Other comprehensive loss	(4.5)	(0.2)	—	(4.7)
Amounts reclassified from AOCI, net of tax	—	0.1	—	0.1
Other comprehensive loss, net of tax	(4.5)	(0.1)	—	(4.6)
Balances as of September 30, 2020	$(36.0)	$(4.1)	$—	$(40.1)
Other comprehensive income	13.3	1.5	—	14.8
Amounts reclassified from AOCI, net of tax	—	0.2	—	0.2
Other comprehensive income, net of tax	13.3	1.7	—	15.0
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive loss	(11.7)	(0.3)	(53.5)	(65.5)
Other comprehensive loss, net of tax	(11.7)	(0.3)	(53.5)	(65.5)
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)

Note 15 – Revenue from Contracts with Clients
The Company’s revenues from contracts with clients subject to FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”) represent approximately 5.5%, 5.0%, and 0.9% of the Company’s total revenues for the years ended September 30, 2022, 2021, and 2020, respectively.
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
The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated (in millions):

	Year Ended September 30,
	2022	2021	2020
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$210.7	$190.6	$143.7
OTC derivative brokerage	16.8	15.9	19.7
Equities and fixed income	62.9	60.5	39.9
Mutual funds	4.1	5.5	5.2
Insurance and annuity products	9.3	9.7	8.4
Other	3.1	2.3	1.4
Total sales-based commission	306.9	284.5	218.3
Trailing:
Mutual funds	14.1	14.5	12.9
Insurance and annuity products	16.0	17.0	15.3
Total trailing commission	30.1	31.5	28.2

Clearing fees	153.2	150.9	139.0
Trade conversion fees	11.5	11.2	8.9
Other	6.2	9.1	9.2
Total commission and clearing fees	507.9	487.2	403.6
Consulting, management, and account fees:
Underwriting fees	0.5	0.6	0.6
Asset management fees	43.9	38.3	31.3
Advisory and consulting fees	30.9	24.9	22.2
Sweep program fees	13.1	3.0	9.5
Client account fees	16.0	15.8	12.3
Other	6.9	8.4	7.8
Total consulting, management, and account fees	111.3	91.0	83.7
Sales of physical commodities:
Precious metals retail sales	2,988.3	1,541.3	—
Total revenues from contracts with clients	$3,607.5	$2,119.5	$487.3

Method of revenue recognition:
Point-in-time	$3,489.5	$2,021.8	$396.1
Time elapsed	118.0	97.7	91.2
Total revenues from contracts with clients	3,607.5	2,119.5	487.3
Other sources of revenues
Physical precious metals trading	57,404.3	37,250.4	51,598.5
Physical agricultural and energy product trading	3,660.0	2,169.9	1,300.7
Principal gains, net	1,145.2	892.0	622.2
Interest income	219.0	102.4	130.9
Total revenues	$66,036.0	$42,534.2	$54,139.6
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting client trading accounts with the Company.

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
The Company is the principal for commission revenue, as it is responsible for executing client purchases and sales, and maintaining relationships with product sponsors for trailing commissions. Introducing broker dealers and registered investment advisors assist the Company in performing its obligations. Accordingly, total commission revenues are reported on a gross basis.
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
Clearing fees generally represent transaction based fees charged by the various exchanges and clearing organizations at which the Company or one of its clearing brokers is a member for the privilege of executing and clearing trades through them. Clearing fees are generally passed through to the clients’ accounts and are reported gross as the Company maintains control over the clearing and execution services provided, maintains relationships with the exchanges or clearing brokers, and has ultimate discretion in whether the fees are passed through to the clients and the rates at which they are passed through. As clearing fees are transactional based revenues they are recognized at a point in time on the trade date along with the related commission revenue when the client requests the clearance and execution of a trade.
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
Sweep Program Fees
The Company earns fees generated in lieu of interest income from a multi-bank sweep program with unaffiliated banks and money market funds. Pursuant to contractual arrangements with clients and their introducing-brokers, available cash balances in client accounts are swept into either Federal Deposit Insurance Corporation (“FDIC”) insured cash accounts at unaffiliated banks or unaffiliated money market funds for which the Company earns a portion of the income generated by the client balances for administration and recordkeeping. The fees generated by the Company’s multi-bank sweep program are reported net of the balances remitted to the introducing-brokers and the clients of introducing-brokers. These fees are paid and recognized over time to match the continued delivery of the administration and recordkeeping performance obligations to the life of the contract. The fees earned under this program are generally based upon the type of sweep account, prevailing interest rates, and the amount of client balances invested.
Client Account Fees
Client account fees represent fees earned for custodial, recordkeeping, and administrative functions performed for client accounts. These functions include statement delivery fees, account transfer fees, safekeeping fees, errors and omission insurance fees, platform fees, and other fees. Client account fees that are transactional based, such as account transfer fees, are recognized at a point in time when the related performance obligation is satisfied. Client account fees that are related to ongoing services, such as statement delivery fees and errors and omission insurance fees, are recognized over time. Client account fees that relate to ongoing services are typically billed to clients’ accounts on a monthly or quarterly basis.
Retail Precious Metals Sales
The Company principally generates revenue from sale of bullion coins and small bars of precious metal via its websites. Revenues from the sale of physical precious metals are recognized when control of the inventory is transferred within the meaning of Topic 606.
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
Physical precious metals trading revenue generated by registered broker-dealer subsidiaries is presented on a net basis and included as a component of Principal gains, net in the Consolidated Income Statements, in accordance with U.S GAAP for broker-dealers. Physical precious metals trading revenue for subsidiaries that are not broker-dealers continues to be recorded on a gross basis.
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
Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal. This revenue is reported on a net basis and is primarily outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, precious metals, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Year Ended September 30,
(in millions)	2022	2021	2020
Dividend income on long equity positions	$142.3	$282.7	$77.0
Dividend expense on short equity positions	134.0	281.3	76.6
Dividend income net of dividend expense reported within Principal Gains, net	$8.3	$1.4	$0.4
Interest Income
Interest income is generated from client funds deposited with the Company to satisfy margin required by third-party banks, exchange-clearing organizations, or other FCMs. Interest income is also generated from investing client funds in allowable securities, primarily U.S. Treasury obligations and from trading fixed income securities that the Company holds in its market-making businesses. Interest income also includes interest generated from collateralized transactions, including securities borrowed and securities purchased under agreements to resell, and from extending margin loans to clients. Interest income is recognized on an accrual basis and is not within the scope of Topic 606.
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
Note 16 – Share-Based Compensation
Share-based compensation expense is included in Compensation and benefits in the Consolidated Income Statements and totaled $17.8 million, $13.9 million and $10.3 million for the years ended September 30, 2022, 2021, and 2020, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 3.0 million shares of the Company’s common stock. As of September 30, 2022, there were 1.4 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2022	2021	2020 (1)
Expected stock price volatility	39%	38%	—%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.54%	1.68%	—%
Average expected life (in years)	5.21	4.50	0.00
(1) There were no stock options granted under the plan during the year ended September 30, 2020.
Expected stock price volatility rates are primarily based on historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the years ended September 30, 2022, 2021, and 2020 was $22.82, $19.83, and $0.00, respectively.
The following is a summary of stock option activity for the year ended September 30, 2022:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2021	1,569,798	1,229,600	$45.17	$12.82	4.21	$25.5
Additional shares authorized by shareholders		—
Granted	(240,500)	240,500	$62.04	$22.82
Exercised	—	(212,356)	$31.31	$12.72
Forfeited	43,389	(43,389)	$59.89	$21.65
Expired	15,010	(15,010)	$46.39	$10.69
Balances as of September 30, 2022	1,387,697	1,199,345	$50.46	$14.57	4.54	$39.0
Exercisable at September 30, 2022		233,655	$46.14	$11.78	3.33	$8.6
The total compensation cost not yet recognized for non-vested awards of $10.6 million as of September 30, 2022 has a weighted-average period of 4.84 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the years ended September 30, 2022, 2021, and 2020 was $39.0 million, $11.7 million and $4.2 million, respectively.
The options outstanding as of September 30, 2022 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	—	n/a	n/a
$20.00	-	$25.00	—	n/a	n/a
$25.00	-	$30.00	—	n/a	n/a
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	53,627	$39.79	0.37
$40.00	-	$45.00	700,000	$45.00	4.18
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	—	n/a	n/a
$55.00	-	$60.00	—	n/a	n/a
$60.00	-	$65.00	445,718	$60.33	5.61
			1,199,345	$50.46	4.54

Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2017 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2022, 0.3 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2022:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2021	558,298	577,041	$50.57	1.26	$38.0
Granted	(269,129)	269,129	$69.41
Vested	—	(265,862)	$48.60
Forfeited	642	(642)	$53.44
Balances as of September 30, 2022	289,811	579,666	$60.22	1.22	$48.1
The total compensation cost not yet recognized of $25.2 million as of September 30, 2022 has a weighted-average period of 1.22 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 90% debt securities and 10% equity investments and had a total fair value of $30.9 million and $41.5 million as of September 30, 2022 and 2021, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $26.3 million and $36.3 million and the discount rate assumption used in the measurement of this obligation was 5.40% and 2.70% as of September 30, 2022 and 2021, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $4.6 million and $5.2 million as of September 30, 2022 and 2021, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2022 and 2021. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.2 million and $1.5 million as of September 30, 2022 and 2021, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.2 million and $1.5 million as of September 30, 2022 and 2021, respectively.
The Company recognized a net periodic benefit of $0.1 million, $0.3 million and $0.4 million for the years ended September 30, 2022, 2021, and 2020, respectively. The expected long-term return on plan assets assumption was 2.8% for 2022. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2022 and 2021. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2023, $2.1 million in 2024, $2.1 million in 2025, $2.1 million in 2026, $2.1 million in 2027, and $10.2 million in 2028 through 2032.

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
For fiscal years ended September 30, 2022, 2021, and 2020, the Company’s contributions to these defined contribution plans were $16.9 million, $15.2 million and $10.1 million, respectively.
Note 18 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Year Ended September 30,
(in millions)	2022	2021	2020
Non-income taxes	$13.5	$14.8	$6.6
Insurance	10.8	7.1	4.7
Employee related expenses	9.6	7.0	4.7
Other direct business expenses	10.0	6.3	4.6
Membership fees	3.3	2.8	2.4
Director and public company expenses	1.8	1.5	1.4
Office expenses	1.7	1.3	1.8
Other expenses	9.9	5.5	3.4
Total other expenses	$60.6	$46.3	$29.6
During the quarter ended December 31, 2021, the Company modified its Other expenses presentation to better explain its current entities and businesses. Prior year values have been adjusted to reflect this format, but total Other expenses has not changed within this footnote or the consolidated income statements.
Note 19 – Income Taxes
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022 (“Act”) was signed into U.S. law. Under the Act, there is a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases that are effective after December 31, 2022. Further, the Act includes provisions related to climate change, energy, and health care. These provisions should not have a material impact on the Company’s consolidated financial statements.
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
Income tax expense/(benefit) for the years ended September 30, 2022, 2021, and 2020 was allocated as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Income tax expense attributable to income from operations	$70.1	$37.8	$37.1
Taxes allocated to stockholders’ equity, related to pension liabilities	(0.1)	0.5	—
Taxes allocated to stockholders’ equity, related to hedge accounting	(17.0)	—	—
Total income tax expense	$53.0	$38.3	$37.1

The components of income tax expense/(benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Current taxes:
U.S. federal	$8.2	$6.7	$(0.6)
U.S. state and local	3.6	(0.1)	2.3
Australia	2.8	1.8	0.5
Brazil	12.6	8.0	6.5
Germany	8.9	6.0	3.4
Singapore	2.0	1.9	2.8
United Kingdom	29.2	6.6	13.9
Other international	3.1	3.7	4.2
Total current taxes	70.4	34.6	33.0
Deferred taxes:
U.S. federal	3.4	1.4	4.9
U.S. state and local	(0.1)	2.7	0.6
Australia	(0.2)	0.3	(0.1)
Brazil	(0.8)	(1.3)	(1.3)
Singapore	—	0.4	0.8
United Kingdom	(2.7)	0.1	(0.3)
Other international	0.1	(0.4)	(0.5)
Total deferred taxes	(0.3)	3.2	4.1
Income tax expense	$70.1	$37.8	$37.1
U.S. and international components of income from operations, before tax, was as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
U.S.	$50.0	$37.3	$88.8
Australia	8.7	7.8	1.4
Brazil	25.3	13.7	7.6
Germany	27.8	17.2	10.4
Singapore	19.4	16.0	20.5
United Kingdom	104.8	41.4	58.5
Other international	41.2	20.7	19.5
Income from operations, before tax	$277.2	$154.1	$206.7
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2022	2021	2020
Federal statutory rate effect of:	21.0%	21.0%	21.0%
U.S. State and local income taxes	1.0%	1.8%	1.2%
Foreign earnings and losses taxed at different rates	1.1%	1.0%	0.9%
Change in valuation allowance	0.9%	1.9%	1.0%
U.K. bank tax	2.6%	0.4%	—%
U.S. permanent items	0.2%	(1.2)%	0.6%
Non-deductible compensation	0.7%	1.9%	0.6%
Foreign permanent items	(2.8)%	(2.3)%	0.3%
U.S. bargain purchase gain	—%	(0.5)%	(8.3)%
GILTI	0.6%	0.6%	0.7%
Effective rate	25.3%	24.6%	18.0%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2022	September 30, 2021
Deferred tax assets:
Share-based compensation	$4.8	$1.7
Deferred compensation	5.1	4.7
Net operating loss carryforwards	18.7	17.7
Intangible assets	6.4	6.5
Bad debt reserve	7.8	7.3
Hedging	17.0	—
Foreign tax credit carryforwards	1.6	2.0
Other compensation	8.0	7.0
Property and equipment	—	6.3
Pension	2.1	1.2
Right of use assets	23.8	22.9
Other	2.0	1.8
Total gross deferred tax assets	97.3	79.1
Less valuation allowance	(15.8)	(15.0)
Deferred tax assets	81.5	64.1
Deferred income tax liabilities:
Unrealized gain on securities	2.5	2.8
Prepaid expenses	3.8	4.2
Property and equipment	2.0	—
Right of use liabilities	20.8	21.6
Other deferred liabilities	0.4	0.4
Deferred income tax liabilities	29.5	29.0
Deferred income taxes, net	$52.0	$35.1
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2022 and 2021, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $5.2 million and $6.2 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $4.5 million, net of valuation allowance, begin to expire after September 2023.
The Company also has $0.6 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are limited by Internal Revenue Code (“IRC”) Section 382. As of September 30, 2022, the Company has $0.1 million, net of valuation allowance, of foreign net operating loss carryforwards primarily in Ireland, which have an unlimited carryforward period.
As a result of the CARES Act, the AMT credit carryforward was 50% refundable during the year ending September 30, 2019 and the remaining 50% was refundable in the year ended September 30, 2020, to the extent it was not used to offset regular income tax liability. The Company has no remaining foreign tax credit carryforwards, net of valuation allowance, as of September 30, 2022.
The valuation allowance for deferred tax assets as of September 30, 2022 was $15.8 million. The net change in the total valuation allowance for the year ended September 30, 2022 was an increase of $0.8 million. The increase was related to the increase in foreign net operating loss carryforwards offset by decreases related to state net operating loss carryforwards. The valuation allowances as of September 30, 2022 and 2021 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $29.7 million and $300.6 million during the years ended September 30, 2022 and 2021, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2022, 2021, and 2020 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets. The Company had no accrued interest and penalties included in the Consolidated Balance Sheets as of September 30, 2022 and 2021.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had a de minimis amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2022, 2021, and 2020.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2016 through September 30, 2022 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2020 to September 30, 2022. In Brazil, the Company has open tax years ranging from December 31, 2017 through December 31, 2021. In Argentina, the Company has open tax years ranging from September 30, 2015 to September 30, 2022. In Singapore, the Company has open tax years ranging from September 30, 2017 to September 30, 2022.
Note 20 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Subsequent Acquisition
Cotton Distributors Inc.
On October 31, 2022, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with clients and producers in Brazil, West Africa, and buyers in the APAC region. The purchase price is approximately $40.0 million, which is CDI’s estimated tangible book value.
Acquisitions in Fiscal 2021
Chasing Returns Ltd.
On August 3, 2021, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired Chasing Returns Limited, a Company based in Ireland, which specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. The Company intends to use Chasing Returns Limited to enhance the Company’s offerings to its retail clients. The estimated purchase price is approximately $6.0 million, all of which was excess purchase price over net assets acquired. The Company recognized $2.4 million in acquired intangible assets, classified as software, and $3.6 million in goodwill.
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
(5) The trademark/domain names, software programs/platforms, and client base intangible assets were assigned useful lives of 5 years, 3 years, and 4 years, respectively.
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
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the Gain merger as if it were consummated on October 1, 2019.

Year Ended September 30, 2020
Total revenues	$54,414.1
Net income	$138.5
Basic earnings per share	$7.17
Diluted earnings per share	$7.02
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
UOB Bullion and Futures Limited
In October 2019, the Company’s subsidiary StoneX Financial Pte Ltd completed its acquisition of the futures and options brokerage and clearing business of UOB Bullion and Futures Limited (“UOB”), a subsidiary of United Overseas Bank Limited. Closing. The cash purchase price for the acquired assets was $5.0 million.
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
Note 21 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary StoneX Financial Inc. is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. StoneX Financial Inc. is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, StoneX Financial Inc. is required to maintain “adjusted net capital”, equivalent to the greater of $1.5 million or 8% of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. StoneX Financial Inc., along with certain regulated affiliates, including Gain Capital Group, LLC and others, has a restriction on dividends. For StoneX Financial Inc. withdrawn excess capital cannot reduce excess capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
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
StoneX Financial Inc. as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2022, StoneX Financial Inc. prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, excess of total credits over debits was $1.6 million as of September 30, 2022. The Company held $3.5 million in customer SRBAs as of September 30, 2022, and made additional deposits of $3.9 million on October 4, 2022 to meet the customer segregation and segregated deposit timing requirements of Rule 15c3-3. The total PAB credits over total PAB debits was $10.3 million as of September 30, 2022 and the PAB reserve requirement was $10.3 million as of September 30, 2022. The Company held $12.9 million in the PAB SRBA as of September 30, 2022, and withdrew $1.1 million on October 4, 2022.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of StoneX Financial Inc. supporting trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated client accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of StoneX Financial Inc. related to trading futures and options on futures traded on, or subject to the rules of a foreign board of trade, must be carried in separate accounts in, which are designated as secured clients’ accounts. As of September 30, 2022, StoneX Financial Inc. had client segregated and client secured funds of $6,278.6 million and $212.4 million, respectively, compared to a minimum regulatory requirement of $6,206.7 million and $199.4 million, respectively.
The Company’s subsidiary StoneX Financial Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets. As of September 30, 2022, StoneX Financial Ltd. had client segregated funds of $1,242.4 million, compared to a minimum regulatory requirement of $1,244.1 million, before making the necessary subsequent deposits to meet the client money requirement.
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS and pursuant to the Securities and Futures Act. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets. As of September 30, 2022, StoneX Financial Pte. Ltd. had client segregated funds of $556.8 million compared to a minimum regulatory requirement of $538.9 million.

The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $10.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2022 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$402.4	$250.1
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$399.8	$358.0
Gain Capital Group, LLC	CFTC and NFA	$49.2	$28.4
StoneX Financial Pte. Ltd.	Monetary Authority of Singapore ("MAS")	$58.0	$13.2
StoneX Markets LLC	CFTC and NFA	$191.4	$128.8
Certain other subsidiaries of the Company, each with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2022, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as rules for minimum capital requirements which became effective October 6, 2021. Our subsidiary, StoneX Markets LLC, is a CFTC provisionally registered swap dealer, and under these capital rules, StoneX Markets LLC is subject to a minimum regulatory capital requirement of $20.0 million.
Note 22 – Segment and Geographic Information
The Company's operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,600 employees allowing it to serve clients in more than 180 countries.
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
Global Payments
The Company provides customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 185 countries and 140 currencies, which it believes is more than any other payments solution provider.

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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Total revenues:
Commercial	$63,743.2	$39,884.0	$52,970.1
Institutional	831.8	668.4	624.1
Retail	1,304.2	1,859.9	432.7
Global Payments	172.0	137.3	117.4
Corporate Unallocated	7.8	1.7	14.6
Eliminations	(23.0)	(17.1)	(19.3)
Total	$66,036.0	$42,534.2	$54,139.6
Operating revenues:
Commercial	$692.1	$534.8	$431.5
Institutional	831.8	668.4	624.1
Retail	426.7	348.0	140.0
Global Payments	172.0	137.3	117.4
Corporate Unallocated	7.8	1.7	14.6
Eliminations	(23.0)	(17.1)	(19.3)
Total	$2,107.4	$1,673.1	$1,308.3
Net operating revenues (loss):
Commercial	$586.5	$433.1	$353.4
Institutional	483.5	419.4	363.8
Retail	302.9	222.4	63.8
Global Payments	162.5	129.9	111.5
Corporate Unallocated	(59.5)	(54.8)	(24.5)
Total	$1,475.9	$1,150.0	$868.0
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$415.3	$299.7	$242.2
Institutional	295.1	260.9	248.9
Retail	280.3	204.4	58.8
Global Payments	131.2	103.7	89.6
Total	$1,121.9	$868.7	$639.5
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial (1)	$288.3	$192.2	$141.9
Institutional	174.6	167.7	152.9
Retail	115.4	67.8	31.7
Global Payments	97.4	78.5	68.6
Total	$675.7	$506.2	$395.1
Reconciliation of segment income to income before tax:
Segment income	$675.7	$506.2	$395.1
Net costs not allocated to operating segments	(398.5)	(355.5)	(270.3)
Gain on acquisitions and other gains, net	—	3.4	81.9
Income before tax	$277.2	$154.1	$206.7

(in millions)	As of September 30, 2022	As of September 30, 2021	As of September 30, 2020
Total assets:
Commercial	$5,931.0	$3,969.9	$2,753.6
Institutional	11,687.1	12,403.3	8,740.8
Retail	971.2	1,380.9	1,245.9
Global Payments	524.0	243.8	315.9
Corporate unallocated	746.3	841.7	418.7
Total	$19,859.6	$18,839.6	$13,474.9

Information regarding revenues and operating revenues for the ended September 30, 2022, 2021, and 2020, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2022, 2021, and 2020 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2022	2021	2020
Total revenues:
United States	$5,102.3	$3,313.1	$2,223.3
Europe	3,440.2	1,889.6	532.6
South America	87.2	64.5	58.9
Middle East and Asia	57,395.5	37,259.1	51,317.1
Other	10.8	7.9	7.7
Total	$66,036.0	$42,534.2	$54,139.6
Operating revenues:
United States	$1,448.2	$1,157.4	$928.3
Europe	474.6	371.3	237.9
South America	87.2	64.5	58.9
Middle East and Asia	86.6	72.0	75.5
Other	10.8	7.9	7.7
Total	$2,107.4	$1,673.1	$1,308.3

(in millions)	As of September 30, 2022	As of September 30, 2021	As of September 30, 2020
Long-lived assets, as defined:
United States	$67.9	$54.1	$55.4
Europe	41.1	36.0	3.1
South America	2.9	2.1	2.1
Middle East and Asia	1.0	0.9	1.3
Other	—	0.2	0.2
Total	$112.9	$93.3	$62.1

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$6.1	$34.7
Receivable from clients, net	0.2	0.4
Deposits with and receivables from subsidiary broker-dealer, net	89.1	—
Notes receivable, net	5.0	6.1
Income taxes receivable	55.5	63.7
Investment in subsidiaries(1)	1,286.8	1,100.4
Financial instruments owned, at fair value	5.1	—
Deferred income taxes, net	14.7	2.4
Property and equipment, net	62.1	55.4
Operating right of use assets	69.0	66.3
Other assets	30.8	23.7
Total assets	$1,624.4	$1,353.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$90.7	$80.6
Operating lease liabilities	93.3	86.2
Payable to subsidiaries, net	293.3	185.0
Payable to lenders under loans	268.1	8.6
Senior secured borrowings, net	339.1	506.5
Financial instruments sold, not yet purchased, at fair value	73.6	0.9
Total liabilities	1,158.1	867.8

Equity:
StoneX Group Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 22,911,227 issued and 20,303,904 outstanding at September 30, 2022 and 22,431,233 issued and 19,823,910 outstanding at September 30, 2021	0.2	0.2
Common stock in treasury, at cost - 2,607,323 shares at September 30, 2022 and 2021	(69.3)	(69.3)
Additional paid-in capital	340.2	315.7
Retained earnings(1)	248.8	238.7
Accumulated other comprehensive loss, net	(53.6)	—
Total StoneX Group Inc. (Parent Company Only) stockholders’ equity	466.3	485.3
Total liabilities and equity	$1,624.4	$1,353.1

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $640.8 million as of September 30, 2022, and $443.8 million, as of September 30, 2021, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2022	2021	2020
Revenues:
Management fees from affiliates	$109.9	$52.5	$45.1
Trading (losses) gains, net	(2.8)	(0.1)	0.6
Consulting fees	0.1	0.3	0.3
Interest income	2.2	1.5	2.4
Dividend income from subsidiaries(1)	124.4	372.7	111.8
Total revenues	233.8	426.9	160.2
Interest expense	60.9	49.6	30.0
Net revenues	172.9	377.3	130.2
Non-interest expenses:
Compensation and benefits	113.7	99.9	88.0
Trade systems and market information	6.5	6.0	3.9
Occupancy and equipment rental	8.4	8.7	3.8
Selling and marketing	4.9	1.0	3.8
Professional fees	11.9	6.9	12.9
Travel and business development	2.3	0.8	1.7
Non-trading technology and support	30.6	24.9	19.8
Depreciation and amortization	11.0	8.7	6.7
Communications	1.8	1.7	0.7
Impairment	—	0.1	2.5
Management services fees to affiliates	4.3	3.6	2.3
Other	12.4	8.7	7.3
Total non-interest expenses	207.8	171.0	153.4
Gain on acquisitions	—	3.4	81.9
Income (loss) before tax	(34.9)	209.7	58.7
Income tax benefit	45.0	33.8	29.5
Net income	$10.1	$243.5	$88.2

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, total revenues would also include subsidiary earnings/(losses) of $197.0 million, $(127.2) million, and $81.4 million for the years ended September 30, 2022, 2021, and 2020, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$10.1	$243.5	$88.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.0	8.7	6.7
Amortization of operating right of use assets	6.1	6.1	4.4
Deferred income taxes	4.7	1.8	—
Amortization and extinguishment of debt issuance costs	3.2	3.3	6.1
Loss on extinguishment of debt	—	0.1	—
Amortization of share-based compensation expense	16.5	12.9	9.2
Dividends	(9.6)	(125.0)	—
Impairment	—	—	2.5
Gain on acquisition	—	(3.3)	(81.9)
Changes in operating assets and liabilities:
Payable to subsidiaries, net	113.6	118.3	149.3
Receivable from clients, net	0.2	—	0.1
Deposits with and receivables from subsidiary broker-dealer, net	(89.1)	—	—
Notes receivable, net	1.1	(4.4)	1.1
Income taxes receivable	8.2	(17.4)	(48.4)
Financial instruments owned, at fair value	(5.1)	—	—
Other assets	(7.3)	(4.2)	(7.7)
Accounts payable and other accrued liabilities	12.0	12.7	24.0
Operating lease liabilities	(1.7)	(2.6)	(2.8)
Payable to clients	—	(0.3)	—
Financial instruments sold, not yet purchased, at fair value	2.1	(0.2)	(83.4)
Net cash provided by operating activities	76.0	250.0	67.4
Cash flows from investing activities:
Capital contribution to affiliates	(180.8)	(170.2)	(251.9)
Purchase of property and equipment and internally developed software	(17.8)	(22.0)	(10.2)
Net cash used in investing activities	(198.6)	(192.2)	(262.1)
Cash flows from financing activities:
Net change in lenders under loans	259.5	(23.4)	(47.0)
Payments of notes payable	—	—	(0.4)
Proceeds from issuance of senior secured term loan	—	—	21.5
Repayments of senior secured term loan	(170.3)	(9.8)	(9.8)
Proceeds from issuance of senior secured notes	—	—	344.8
Repayments of senior secured notes	—	(1.6)	(92.1)
Issuance of note payable	—	9.0	—
Deferred payments on acquisitions	(1.9)	(2.2)	(0.9)
Share repurchase	—	(11.7)	(7.5)
Debt issuance costs	—	—	(14.0)
Exercise of stock options	6.7	9.2	5.5
Net cash provided by/(used in) financing activities	94.0	(30.5)	200.1
Net (decrease)/increase in cash and cash equivalents	(28.6)	27.3	5.4
Cash and cash equivalents at beginning of period	34.7	7.4	2.0
Cash and cash equivalents at end of period	$6.1	$34.7	$7.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.9	$28.5	$15.3
Income taxes paid/(received), net of cash refunds	$2.6	$9.8	$(4.3)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$—	$—	$21.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2022, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2022 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 69 in this Annual Report on Form 10-K.
(c)Changes in Internal Control Over Financial Reporting
During the year ended September 30, 2022, the Company migrated a significant component of its subsidiaries to a different accounting system. Management implemented data migration, onboarding, and post go-live controls over the new system. The rigor around the migrations allows management to conclude that this does not present an issue with internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on March 1, 2023. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2022 (the “2023 Proxy Statement”). The 2023 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our Board of Directors in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2023 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2022, the last day of fiscal 2022, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,199,345	$50.46	1,387,697
Equity compensation plans not approved by stockholders	—	—	—
Total	1,199,345	$37.59	1,387,697
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
Information regarding principal accountant fees and services will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) and (2) Financial Statements and Financial Statement Schedules - All financial statement schedules are filed as part of this report under Item 8 - Financial Statements.
(3) Exhibits

2.1
Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, Merger Sub and GCAP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on February 27, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 6, 2020).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003). +

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004). +

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006). +

4.4	Description of Registrant’s Securities *

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

10.5
Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004) +

10.6	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.7	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016). +

10.8	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan +

10.9	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Option Award Agreement +

10.10	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement +

10.11	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Long Term Incentive Performance-Based Cash Compensation Award Agreement +

10.12	StoneX Group Inc. 2021 Executive Performance Plan +

10.13	StoneX Group Inc. Clawback Policy +

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

10.15
Lender Joinder Agreement dated as of October 3, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Bank of Hope, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.

10.16
Lender Joinder Agreement dated as of November 20, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Investors Bank, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent.

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

10.21
Nineteenth Amendment to Amended and Restated Credit Agreement entered into as of April 1, 2022 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto. *

10.22
Second Amended and Restated Credit Agreement, entered into as of January 29, 2020, by and among FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent.

10.23
Amended and Restated Credit Agreement, made as of October 13, 2022, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent. *

10.24	License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp.

10.25	Form of Indemnification Agreement with Gain Capital Holdings Inc.’s Non-Employee Directors.

10.26
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

10.27
Second Supplemental Indenture, dated as of April 21, 2022, by and among StoneX Payment Services Ltd., StoneX Group Inc. (f/k/a INTL FCStone Inc.), the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.28
Intercreditor Joinder Agreement, dated April 21, 2022, by and among StoneX Payment Services Ltd., Bank of America, N.A., as Administrative Agent and Control Agent, The Bank of New York Mellon, as Indenture Trustee and Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.29
Joinder Agreement, dated April 21, 2022, to the Amended and Restated Credit Agreement, dated as of February 22, 2019, by and between StoneX Payment Services Ltd., and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.30
Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022).

14	StoneX Group Inc. Code of Ethics

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed as part of this report.

+	Management contract or compensatory plan or arrangement
Schedules and Exhibits Excluded
All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

StoneX Group Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	November 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	November 29, 2022
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	November 29, 2022
Sean M. O’Connor	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	November 29, 2022
Annabelle G. Bexiga

/s/ SCOTT J. BRANCH	Director	November 29, 2022
Scott J. Branch

/s/ DIANE L. COOPER	Director	November 29, 2022
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	November 29, 2022
John M. Fowler

/s/ STEVEN KASS	Director	November 29, 2022
Steven Kass

/s/ ERIC PARTHEMORE	Director	November 29, 2022
Eric Parthemore

/s/ DHAMU THAMODARAN	Director	November 29, 2022
Dhamu Thamodaran

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	November 29, 2022
William J. Dunaway	(Principal Financial and Accounting Officer)