Form 10-Q
period 2022-12-31
StoneX Group Inc.
filed 2023-02-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 3, 2023, there were 20,648,685 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2022	September 30, 2022
ASSETS
Cash and cash equivalents	$1,252.1	$1,108.5
Cash, securities and other assets segregated under federal and other regulations (including $20.0 million and $805.7 million at fair value at December 31, 2022 and September 30, 2022, respectively)	2,318.7	3,267.2
Collateralized transactions:
Securities purchased under agreements to resell	2,753.2	1,672.0
Securities borrowed	484.2	1,209.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,129.6 million and $2,817.2 million at fair value at December 31, 2022 and September 30, 2022, respectively)	6,876.2	6,842.6
Receivable from clients, net (including $0.3 million and $(0.5) million at fair value at December 31, 2022 and September 30, 2022, respectively)	595.9	566.2
Notes receivable, net	5.1	5.1
Income taxes receivable	7.1	16.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,495.8 million and $2,372.3 million at December 31, 2022 and September 30, 2022, respectively)	4,407.9	4,167.3
Physical commodities inventory, net (including $360.3 million and $359.8 million at fair value at December 31, 2022 and September 30, 2022, respectively)	612.7	513.5
Deferred income taxes, net	40.0	52.0
Property and equipment, net	115.5	112.9
Operating right of use assets	120.3	121.8
Goodwill and intangible assets, net	91.5	86.2
Other assets	152.0	117.7
Total assets	$19,832.4	$19,859.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$403.3	$400.6
Operating lease liabilities	146.1	143.0
Payables to:
Clients (including $(820.4) million and $(1,392.4) million at fair value at December 31, 2022 and September 30, 2022, respectively)	9,212.3	9,891.0
Broker-dealers, clearing organizations and counterparties (including $13.5 million and $55.8 million at fair value at December 31, 2022 and September 30, 2022, respectively)	334.8	659.8
Lenders under loans	582.3	485.1
Senior secured borrowings, net	339.8	339.1
Income taxes payable	25.2	16.2
Collateralized transactions:
Securities sold under agreements to repurchase	4,919.6	3,195.6
Securities loaned	483.9	1,189.5
Financial instruments sold, not yet purchased, at fair value	2,208.5	2,469.6
Total liabilities	18,655.8	18,789.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 23,188,290 issued and 20,580,967 outstanding at December 31, 2022 and 22,911,227 issued and 20,303,904 outstanding at September 30, 2022	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at December 31, 2022 and September 30, 2022	(69.3)	(69.3)
Additional paid-in-capital	347.2	340.2
Retained earnings	966.2	889.6
Accumulated other comprehensive loss, net	(67.7)	(90.6)
Total equity	1,176.6	1,070.1
Total liabilities and stockholders' equity	$19,832.4	$19,859.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2022	2021
Revenues:
Sales of physical commodities	$12,403.4	$13,918.9
Principal gains, net	254.2	251.1
Commission and clearing fees	118.0	116.3
Consulting, management, and account fees	39.8	24.1
Interest income	196.2	31.0
Total revenues	13,011.6	14,341.4
Cost of sales of physical commodities	12,356.8	13,890.9
Operating revenues	654.8	450.5
Transaction-based clearing expenses	67.3	70.9
Introducing broker commissions	36.8	38.3
Interest expense	154.3	15.7
Interest expense on corporate funding	14.4	11.8
Net operating revenues	382.0	313.8
Compensation and other expenses:
Compensation and benefits	199.0	175.0
Trading systems and market information	17.7	16.1
Professional fees	15.9	11.9
Non-trading technology and support	14.8	13.0
Occupancy and equipment rental	8.9	8.7
Selling and marketing	12.9	11.0
Travel and business development	5.7	2.9
Communications	2.2	1.9
Depreciation and amortization	12.7	9.1
Bad debts (recoveries), net	0.7	(0.2)
Other	19.4	11.9
Total compensation and other expenses	309.9	261.3
Gain on acquisition	23.5	—
Income before tax	95.6	52.5
Income tax expense	19.0	10.8
Net income	$76.6	$41.7
Earnings per share:
Basic	$3.75	$2.09
Diluted	$3.62	$2.04
Weighted-average number of common shares outstanding:
Basic	19,771,816	19,383,303
Diluted	20,499,852	19,858,712
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2022	2021
Net income	$76.6	$41.7
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	8.2	(1.3)
Cash flow hedges	14.7	(0.1)
Total other comprehensive gain/(loss), net of tax	22.9	(1.4)
Comprehensive income	$99.5	$40.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$76.6	$41.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	12.7	9.1
Amortization of right of use assets	3.4	3.8
Bad debts (recoveries), net	0.7	(0.2)
Deferred income taxes	4.0	(0.5)
Amortization of debt issuance costs	1.2	1.0
Amortization of share-based compensation	5.5	4.1
Gain on acquisition	(23.5)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	585.4	2.5
Securities purchased under agreements to resell	(1,081.2)	(123.7)
Securities borrowed	725.6	(585.1)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	1,318.9	(564.7)
Receivables from clients, net	21.5	(66.7)
Notes receivable, net	—	(0.7)
Income taxes receivable	10.0	3.9
Financial instruments owned, at fair value	(221.1)	654.0
Physical commodities inventory, net	(76.7)	(76.4)
Other assets	(27.5)	(4.8)
Accounts payable and other accrued liabilities	(65.5)	(15.8)
Operating lease liabilities	1.2	(2.9)
Payables to clients	(681.3)	201.7
Payables to broker-dealers, clearing organizations, and counterparties	(325.4)	(260.1)
Income taxes payable	8.2	5.9
Securities sold under agreements to repurchase	1,724.0	(249.2)
Securities loaned	(705.6)	593.5
Financial instruments sold, not yet purchased, at fair value	(244.4)	(170.6)
Net cash provided by/(used in) operating activities	1,046.7	(600.2)
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(6.5)	—
Purchases of property and equipment	(11.3)	(7.3)
Net cash used in investing activities	(17.8)	(7.3)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	122.1	230.9
Proceeds from payables to lenders under loans with maturities greater than 90 days	110.0	71.0
Repayments of payables to lenders under loans with maturities greater than 90 days	(145.0)	(61.0)
Repayments of senior secured term loan	—	(2.5)
Deferred payments on acquisitions	—	(1.5)
Exercise of stock options	1.5	4.6
Net cash provided by financing activities	88.6	241.5
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	8.1	(1.5)
Net increase/(decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	1,125.6	(367.5)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,285.1	6,509.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$7,410.7	$6,142.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$164.9	$28.5
Income taxes paid, net of cash refunds	$(3.5)	$1.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$8.9	$—
Acquisition of business:
Assets acquired	$139.5	$—
Liabilities assumed	82.2	—
Total net assets acquired	$57.3	$—
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$1,252.1	$983.4
Cash segregated under federal and other regulations(1)	2,298.6	2,100.2
Securities segregated under federal and other regulations(1)	0.1	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,141.0	3,058.4
Securities segregated and pledged to exchange-clearing organizations(2)	1,718.9	—
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$7,410.7	$6,142.0

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $19.9 million and $11.5 million as of December 31, 2022 and 2021, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $3,016.3 million and $2,718.0 million as of December 31, 2022 and 2021, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2021
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	41.7	—	41.7
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Exercise of stock options	—	—	4.6	—	—	4.6
Share-based compensation	—	—	4.1	—	—	4.1
Balances as of December 31, 2021	$0.2	$(69.3)	$324.4	$724.2	$(26.5)	$953.0

	Three Months Ended December 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.2	$(69.3)	$340.2	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	76.6	—	76.6
Other comprehensive gain, net of tax	—	—	—	—	22.9	22.9
Exercise of stock options	—	—	1.5	—	—	1.5
Share-based compensation	—	—	5.5	—	—	5.5
Balances as of December 31, 2022	$0.2	$(69.3)	$347.2	$966.2	$(67.7)	$1,176.6

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
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2022, which has been derived from the audited consolidated balance sheet of September 30, 2022, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the related full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company as of December 31, 2022 and through the date of this Form 10-Q.
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
Gain on acquisition
Gain on acquisition contains the value that the Company acquired in excess of consideration paid for business combinations. More details can be found in Note 17.
Accounting Standards
The Company did not adopt any new accounting standards during the three months ended December 31, 2022.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2022	2021
Numerator:
Net income	$76.6	$41.7
Less: Allocation to participating securities	(2.4)	(1.2)
Net income allocated to common stockholders	$74.2	$40.5
Denominator:
Weighted average number of:
Common shares outstanding	19,771,816	19,383,303
Dilutive potential common shares outstanding:
Share-based awards	728,036	475,409
Diluted weighted-average common shares	20,499,852	19,858,712
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 83,568 and 282,952 shares of common stock for the three months ended December 31, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, the Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The Company had no contingent liabilities as of December 31, 2022 and September 30, 2022, respectively. The Company had certain options related to business combinations classified as Level 3 assets as of December 31, 2022 and no Level 3 assets as of September 30, 2022.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2022 and September 30, 2022 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of December 31, 2022 and September 30, 2022.

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.1	$—	$—	$—	$10.1
Money market mutual funds	40.2	—	—	—	40.2
Cash and cash equivalents	50.3	—	—	—	50.3
Commodities warehouse receipts	19.9	—	—	—	19.9
U.S. Treasury obligations	0.1	—	—	—	0.1
Securities and other assets segregated under federal and other regulations	20.0	—	—	—	20.0
U.S. Treasury obligations	4,090.7	—	—	—	4,090.7
To be announced and forward settling securities	—	65.8	—	(34.0)	31.8
Foreign government obligations	15.2	—	—	—	15.2
Derivatives	4,360.4	1,238.1	—	(6,606.6)	(1,008.1)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,466.3	1,303.9	—	(6,640.6)	3,129.6
Receivables from clients, net - Derivatives	35.0	394.8	—	(429.5)	0.3
Equity securities	422.3	24.5	—	—	446.8
Corporate and municipal bonds	—	144.9	—	—	144.9
U.S. Treasury obligations	516.3	—	—	—	516.3
U.S. government agency obligations	—	343.1	—	—	343.1
Foreign government obligations	2.7	—	—	—	2.7
Agency mortgage-backed obligations	—	2,550.3	—	—	2,550.3
Asset-backed obligations	—	57.5	—	—	57.5
Derivatives	4.4	1,020.0	—	(758.3)	266.1
Commodities leases	—	26.1	—	—	26.1
Commodities warehouse receipts	23.4	—	—	—	23.4
Exchange firm common stock	10.1	—	—	—	10.1
Cash flow hedges	—	1.6	—	—	1.6
Mutual funds and other	18.4	0.1	0.5	—	19.0
Financial instruments owned	997.6	4,168.1	0.5	(758.3)	4,407.9
Physical commodities inventory	85.5	274.8	—	—	360.3
Total assets at fair value	$9,654.7	$6,141.6	$0.5	$(7,828.4)	$7,968.4
Liabilities:
Payables to clients - Derivatives	4,360.9	140.9	—	(5,322.2)	(820.4)
TBA and forward settling securities	—	46.0	—	(32.3)	13.7
Derivatives	31.2	1,401.7	—	(1,433.1)	(0.2)
Payable to broker-dealers, clearing organizations and counterparties	31.2	1,447.7	—	(1,465.4)	13.5
Equity securities	367.9	13.3	—	—	381.2
Corporate and municipal bonds	—	93.9	—	—	93.9
U.S. Treasury obligations	1,387.3	—	—	—	1,387.3
U.S. government agency obligations	—	17.1	—	—	17.1
Agency mortgage-backed obligations	—	1.0	—	—	1.0
Derivatives	0.8	948.7	—	(677.1)	272.4
Cash flow hedges	—	54.5	—	—	54.5
Other	—	—	1.1	—	1.1
Financial instruments sold, not yet purchased	1,756.0	1,128.5	1.1	(677.1)	2,208.5
Total liabilities at fair value	$6,148.1	$2,717.1	$1.1	$(7,464.7)	$1,401.6
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.0	$—	$—	$—	$4.0
Money market mutual funds	39.5	—	—	—	39.5
Cash and cash equivalents	43.5	—	—	—	43.5
Commodities warehouse receipts	19.7	—	—	—	19.7
U.S. Treasury obligations	786.0	—	—	—	786.0
Securities and other assets segregated under federal and other regulations	805.7	—	—	—	805.7
U.S. Treasury obligations	4,258.5	—	—	—	4,258.5
TBA and forward settling securities	—	207.6	—	(91.4)	116.2
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	7,714.4	461.4	—	(9,747.7)	(1,571.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	11,987.3	669.0	—	(9,839.1)	2,817.2
Receivables from clients, net - Derivatives	67.2	511.6		(579.3)	(0.5)
Equity securities	367.9	11.8	—	—	379.7
Corporate and municipal bonds	—	156.8	—	—	156.8
U.S. Treasury obligations	347.6	—	—	—	347.6
U.S. government agency obligations	—	343.0	—	—	343.0
Foreign government obligations	4.8	—	—	—	4.8
Agency mortgage-backed obligations	—	2,588.7	—	—	2,588.7
Asset-backed obligations	—	70.7	—	—	70.7
Derivatives	0.7	694.3	—	(502.4)	192.6
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	24.9	—	—	—	24.9
Exchange firm common stock	10.6	—	—	—	10.6
Mutual funds and other	17.4	4.1	—	—	21.5
Financial instruments owned	773.9	3,895.8	—	(502.4)	4,167.3
Physical commodities inventory	136.3	223.5	—	—	359.8
Total assets at fair value	$13,813.9	$5,299.9	$—	$(10,920.8)	$8,193.0
Liabilities:
Payables to clients - Derivatives	7,722.5	175.4		(9,290.3)	(1,392.4)
TBA and forward settling securities	—	154.9	—	(96.9)	58.0
Derivatives	58.7	590.6	—	(651.5)	(2.2)
Payable to broker-dealers, clearing organizations and counterparties	58.7	745.5	—	(748.4)	55.8
Equity securities	299.9	5.7	—	—	305.6
Foreign government obligations	0.5	—	—	—	0.5
Corporate and municipal bonds	—	63.2	—	—	63.2
U.S. Treasury obligations	1,686.5	—	—	—	1,686.5
U.S. government agency obligations	—	24.3	—	—	24.3
Agency mortgage-backed obligations	—	5.4	—	—	5.4
Derivatives	—	779.7	—	(466.3)	313.4
Cash flow hedges	—	70.6	—	—	70.6
Other	—	0.1		—	0.1
Financial instruments sold, not yet purchased	1,986.9	949.0	—	(466.3)	2,469.6
Total liabilities at fair value	$9,768.1	$1,869.9	$—	$(10,505.0)	$1,133.0
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at December 31, 2022 and September 30, 2022 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 9, with a carrying value of $339.8 million as of December 31, 2022. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of December 31, 2022, the Senior Secured Notes had a fair value of $352.2 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2022 and September 30, 2022 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2022. The total financial instruments sold, not yet purchased of $2,208.5 million and $2,469.6 million as of December 31, 2022 and September 30, 2022, respectively, includes $272.4 million and $313.4 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of December 31, 2022 and September 30, 2022.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2022 and September 30, 2022. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2022		September 30, 2022
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,232.4	$2,224.6	$4,520.4	$4,519.3
OTC commodity derivatives	1,330.5	1,272.2	756.9	695.6
Exchange-traded foreign exchange derivatives	690.6	690.6	25.6	25.7
OTC foreign exchange derivatives	833.1	800.2	577.1	549.3
Exchange-traded interest rate derivatives	1,085.2	1,086.1	2,626.8	2,626.7
OTC interest rate derivatives	337.9	337.9	168.9	205.1
Exchange-traded equity index derivatives	391.6	391.6	609.5	609.5
OTC equity and indices derivatives	151.4	81.0	164.4	95.7
TBA and forward settling securities	65.8	46.0	207.6	154.9
Subtotal	7,118.5	6,930.2	9,657.2	9,481.8
Derivative contracts designated as hedging instruments:
Interest rate contracts	0.3	50.9	—	48.8
Foreign currency forward contracts	1.3	3.6	—	21.8
Subtotal	1.6	54.5	—	70.6
Gross fair value of derivative contracts	$7,120.1	$6,984.7	$9,657.2	$9,552.4
Impact of netting and collateral	(7,828.4)	(7,464.7)	(10,920.8)	(10,505.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(976.3)		$(1,455.7)
Total fair value included in Receivables from clients, net	$0.3		$(0.5)
Total fair value included in Financial instruments owned, at fair value	$267.7		$192.6
Total fair value included in Payables to clients		$(820.4)		$(1,392.4)
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$13.5		$55.8
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$326.9		$384.0
(1)As of December 31, 2022 and September 30, 2022, the Company’s derivative contract volume for open positions was approximately 11.2 million and 13.3 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of December 31, 2022 and September 30, 2022, the Company had $2,000.0 million and $1,500.0 million, respectively, in notional value of its interest rate contracts hedges. As of December 31, 2022, the Company’s hedges will all have matured by approximately 2 years from the end of the current period.

The Company also uses foreign currency derivatives, in the form of forward contracts, to hedge risk related to the variability in exchange rates relative to certain of the Company’s non-USD expenditures. These hedges are designated cash flow hedges, through which the Company mitigates variability in exchange rates by exchanging foreign currency for USD at fixed exchange rates at a pre-determined future date, or several cash flows at several pre-determined future dates. While the forward contracts mitigate exchange rate variability risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its forward contracts with highly-rated, multi-national institutions. As of December 31, 2022, the Company had foreign currency forward contracts to purchase Polish Zloty with notional values in local currency of zł156.1 million and USD of $33.0 million. As of December 31, 2022 and September 30, 2022, the Company had foreign currency forward contracts to purchase British Pound Sterling with notional values in local currency of £168.0 million and USD of $206.8 million and £168.0 million and USD of $207.3 million, respectively. These hedges will all mature within 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended December 31, 2022 and 2021, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. As of December 31, 2022 and September 30, 2022, $35.7 million and $9.7 million, respectively, of derivative liabilities related to interest rate contracts are expected to be released from Other comprehensive income into current earnings. The Company also had $0.5 million of derivative assets at December 31, 2022 and $1.2 million and $8.9 million of derivative liabilities related to foreign currency forward contracts expected to be released from Other comprehensive income into current earnings at December 31, 2022 and September 30, 2022. The fair values of derivative instruments designated for hedging held as of December 31, 2022 are as follow:

		December 31, 2022	September 30, 2022
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$0.3	$—
Foreign currency forward contracts	Financial instruments owned, net	1.3	—
Total derivatives designated as hedging instruments		$1.6	$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$50.9	$48.8
Foreign currency forward contracts	Financial instruments sold, not yet purchased	3.6	21.8
Total derivatives designated as hedging instruments		$54.5	$70.6

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three months ended December 31, 2022 and 2021 are as follows:

(in millions)	Income Statement Location	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Total amounts in income related to hedges
Interest rate contracts	Interest Income	$(5.4)	$0.1
Foreign currency forward contracts	Compensation and benefits	(0.2)	—
Total derivatives designated as hedging instruments		$(5.6)	$0.1

(Loss)/Gain on cash flow hedging relationships:
Amount of (loss)/gain reclassified from accumulated other comprehensive income into income		$(5.6)	$0.1
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three months ended December 31, 2022 and 2021 are as follow:

	Three Months Ended December 31, 2022
(in millions)	Amount of Gain/(loss) Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(1.4)	Interest Income	$(5.4)
Foreign currency forward contracts	16.1	Compensation and benefits	(0.2)
Total	$14.7		$(5.6)

	Three Months Ended December 31, 2021
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	Interest Income	$0.1
Total	$0.1		$0.1

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three months ended December 31, 2022 and 2022 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2022	2021
Commodities	$54.2	$47.7
Foreign exchange	48.8	35.8
Interest rate, equities, and indices	8.3	25.4
TBA and forward settling securities	(23.0)	(2.1)
Net gains from derivative contracts	$88.3	$106.8
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2022 and September 30, 2022 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of December 31, 2022 and $1.4 million as of September 30, 2022. The allowance for doubtful accounts related to receivables from clients was $47.0 million and $46.4 million as of December 31, 2022 and September 30, 2022, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of December 31, 2022 and September 30, 2022.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2022 was as follows:

(in millions)
Balance as of September 30, 2022	$47.8
Recovery of bad debts	(0.4)
Allowance charge-offs	(0.3)
Balance as of December 31, 2022	$47.1
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	December 31, 2022	September 30, 2022
Physical Ag & Energy(1)	$274.8	$223.6
Precious metals - held by broker-dealer subsidiary	85.5	136.3
Precious metals - held by non-broker-dealer subsidiaries	252.4	153.6
Physical commodities inventory, net	$612.7	$513.5
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	December 31, 2022	September 30, 2022
Commercial	$32.6	$32.6
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Goodwill	$58.2	$58.2

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2022			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$4.1	$(1.8)	$2.3	$3.7	$(1.6)	$2.1
Software programs/platforms	28.5	(21.7)	6.8	28.3	(19.4)	8.9
Client and supplier base	37.9	(19.5)	18.4	29.5	(18.0)	11.5
Total intangible assets subject to amortization	70.5	(43.0)	27.5	61.5	(39.0)	22.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	1.8	—	1.8
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.5	—	5.5
Total intangible assets	$76.3	$(43.0)	$33.3	$67.0	$(39.0)	$28.0

Amortization expense related to intangible assets was $3.9 million and $3.7 million for the three months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2023 (remaining nine months)	$10.3
Fiscal 2024	6.7
Fiscal 2025	3.5
Fiscal 2026	2.8
Fiscal 2027 and thereafter	4.2
Total intangible assets subject to amortization	$27.5
Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $1,105.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A three-year first-lien senior secured syndicated loan facility is available to the Company for general working capital requirements and capital expenditures. This $475.0 million revolving credit facility matures April 21, 2025.
•An unsecured syndicated committed line of credit under which $180.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to commodity exchanges. The line of credit is subject to annual review and its continued availability is subject to StoneX Financial Inc.’s financial condition and operating results continuing to be satisfactory as set forth in the relevant agreement. This facility was amended during the period to increase the amount available from $75.0 million to $180.0 million and extend the maturity to December 11, 2023.
•A $400.0 million syndicated committed borrowing facility available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated committed borrowing facility under which $50.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. This facility was amended to extend its maturity to October 14, 2023. The facility is guaranteed by the Company.

Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of December 31, 2022 and September 30, 2022, the Company had $28.3 million and $0.0 million total borrowings outstanding under these uncommitted credit facilities, respectively.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	December 31, 2022		September 30, 2022
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2025	$475.0	$308.0	(5)	$260.0
StoneX Financial Inc.	None	December 11, 2023	180.0	—	(5)	—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2024	400.0	238.0	(5)	217.0
StoneX Financial Ltd.	None	October 14, 2023	50.0	—	(5)	—
			$1,105.0	$546.0		$477.0

Uncommitted Credit Facilities	Various			28.3	(5)	—
Note Payable to Bank	Certain equipment			8.0	(5)	8.1
Senior Secured Notes	(2)			339.8	(3),(4)	339.1
Total outstanding borrowings				$922.1		$824.2

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
(3) Amounts outstanding under the Notes are reported net of unamortized original issue discount of $8.1 million and $8.8 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.

As reflected above, some of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2022. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2022, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2022 and September 30, 2022, financial instruments owned, at fair value of $1,495.8 million and $2,372.3 million, respectively, were pledged as collateral under repurchase agreements. The counterparty has the right to sell or repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
In addition, as of December 31, 2022 and September 30, 2022, the Company had securities pledged or repledged of $4,305.6 million and $3,787.8 million, respectively, to cover collateral requirements for tri-party repurchase agreements. These securities have not been parenthetically disclosed on the Condensed Consolidated Balance Sheets because the counterparties do not have the right to sell or repledge the collateral.
The Company also has repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements with a fair value of $469.6 million and $1,146.0 million as of December 31, 2022 and September 30, 2022, respectively.
At December 31, 2022 and September 30, 2022, the Company had accepted collateral that it is permitted by contract to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of correspondent brokers. The fair value of such collateral at December 31, 2022 and September 30, 2022, was $8,758.1 million and $5,836.1 million, respectively, of which $1,359.6 million and $1,615.3 million, respectively, was used to cover securities sold short which are recorded in Financial instruments sold, not yet purchased, at fair value on the Condensed Consolidated Balance Sheets. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased, to obtain financing in the form of repurchase agreements, and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies.
The following tables provide the contractual maturities of gross obligations under repurchase and securities lending agreements as of December 31, 2022 and September 30, 2022 (in millions):

	December 31, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$2,856.6	$7,358.8	$47.8	$39.1	$10,302.3
Securities loaned	483.9	—	—	—	483.9
Gross amount of secured financing	$3,340.5	$7,358.8	$47.8	$39.1	$10,786.2

	September 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$3,664.7	$2,279.1	$186.3	$3.4	$6,133.5
Securities loaned	1,189.5	—	—	—	1,189.5
Gross amount of secured financing	$4,854.2	$2,279.1	$186.3	$3.4	$7,323.0
The following table provides the underlying collateral types of the gross obligations under repurchase and securities lending agreements as of December 31, 2022 and September 30, 2022 (in millions):

Securities sold under agreements to repurchase	December 31, 2022	September 30, 2022
U.S. Treasury obligations	$5,128.8	$1,311.0
U.S. government agency obligations	441.1	604.1
Asset-backed obligations	171.2	178.0
Agency mortgage-backed obligations	4,255.9	3,762.5
Foreign government obligations	125.1	97.2
Corporate bonds	180.2	180.7
Total securities sold under agreement to repurchase	$10,302.3	$6,133.5

Securities loaned
Equity securities	$483.9	$1,189.5
Total securities loaned	483.9	1,189.5
Gross amount of secured financing	$10,786.2	$7,323.0
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$8,135.9	$(5,382.7)	$2,753.2
Securities borrowed	$484.2	$—	$484.2
Securities sold under agreements to repurchase	$10,302.3	$(5,382.7)	$4,919.6
Securities loaned	$483.9	$—	$483.9

	September 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,609.9	$(2,937.9)	$1,672.0
Securities borrowed	$1,209.8	$—	$1,209.8
Securities sold under agreements to repurchase	$6,133.5	$(2,937.9)	$3,195.6
Securities loaned	$1,189.5	$—	$1,189.5
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of December 31, 2022, the receivable from these client accounts, net of collections and other allowable deductions, was $23.2 million, with no individual account receivable exceeding $1.4 million. As of December 31, 2022, the allowance against these uncollected balances was $6.8 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. related to the trading losses in their accounts. During the three months ended December 31, 2022, the Company reached privately negotiated settlements of a number of arbitration proceedings, pursuant to which in most cases the account holders agreed to pay all or a substantial portion of their outstanding deficit balances and in some cases the Company agreed to make certain payments to the account holders that are not material to the Company, individually or in the aggregate. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
As of December 31, 2022 and September 30, 2022, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2022.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2022, the Company had $1.3 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.

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
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2022.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income, net of tax	8.2	—	14.7	22.9
Balances as of December 31, 2022	$(26.2)	$(2.7)	$(38.8)	$(67.7)

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
The Company’s revenues from contracts with clients subject to Topic 606 represent approximately 7.3% and 6.4% of the Company’s total revenues for the three months ended December 31, 2022 and 2021, respectively.
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

	Three Months Ended December 31,
(in millions)	2022	2021
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$48.7	$44.6
OTC derivative brokerage	3.6	4.4
Equities and fixed income	15.4	14.6
Mutual funds	0.6	1.2
Insurance and annuity products	1.8	2.8
Other	1.1	0.8
Total sales-based commission	71.2	68.4
Trailing:
Mutual funds	3.0	3.9
Insurance and annuity products	3.5	4.4
Total trailing commission	6.5	8.3

Clearing fees	36.0	36.4
Trade conversion fees	2.4	2.0
Other	1.9	1.2
Total commission and clearing fees	118.0	116.3
Consulting, management, and account fees:
Underwriting fees	0.2	0.2
Asset management fees	10.7	10.6
Advisory and consulting fees	8.7	7.5
Sweep program fees	11.4	0.5
Client account fees	3.8	3.7
Other	5.0	1.6
Total consulting, management, and account fees	39.8	24.1
Sales of physical commodities:
Precious metals sales	788.6	780.3
Total revenues from contracts with clients	$946.4	$920.7

Method of revenue recognition:
Point-in-time	$909.1	$893.8
Time elapsed	37.3	26.9
Total revenues from contracts with clients	946.4	920.7
Other sources of revenues
Physical precious metals trading	10,479.0	12,315.3
Physical agricultural and energy product trading	1,135.8	823.3
Principal gains, net	254.2	251.1
Interest income	196.2	31.0
Total revenues	$13,011.6	$14,341.4

Total revenues by primary geographic region:
United States	$1,563.6	$1,124.7
Europe	915.0	884.6
South America	62.2	17.7
Middle East and Asia	10,466.3	12,312.2
Other	4.5	2.2
Total revenues	$13,011.6	$14,341.4

Operating revenues by primary geographic region:
United States	$489.9	$304.1
Europe	101.5	107.7
South America	31.5	17.7
Middle East and Asia	27.4	18.8
Other	4.5	2.2
Total operating revenues	$654.8	$450.5

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

	Three Months Ended December 31,
(in millions)	2022	2021
Dividend income on long equity positions	$14.2	$61.1
Dividend expense on short equity positions	13.2	52.3
Dividend income net of dividend expense reported within Principal Gains, net	$1.0	$8.8
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2022	2021
Non-income taxes	$4.7	$3.6
Insurance	2.7	2.4
Employee related expenses	3.6	2.2
Other direct business expenses	4.0	1.5
Membership fees	0.8	0.7
Director and public company expenses	0.5	0.4
Office expenses	0.4	0.4
Other expenses	2.7	0.7
Total other expenses	$19.4	$11.9
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
Current and Prior Period Tax Expense
Income tax expense of $19.0 million and $10.8 million for the three months ended December 31, 2022 and 2021, respectively, reflects estimated federal, foreign, state and local income taxes.
For the three months ended December 31, 2022 and 2021, the Company’s effective tax rate was 20% and 21%, respectively. The decrease in the effective tax rate for the three months ended December 31, 2022 is due to the permanent difference for non-taxable gain on acquisition, along with share-based compensation discrete items. Excluding these items, the effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2022. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of December 31, 2022
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$443.1	$232.4
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$497.8	$358.0
Gain Capital Group, LLC	CFTC and NFA	$48.9	$28.7
StoneX Financial Pte. Ltd.	Monetary Authority of Singapore ("MAS")	$61.9	$15.3
StoneX Markets LLC	CFTC and NFA	$201.4	$120.8
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2022, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 - Acquisitions
Cotton Distributors Inc.
On October 31, 2022, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with clients and producers in Brazil and West Africa as well as buyers throughout Asia. The purchase price is approximately $42.7 million, which is based on CDI’s estimated acquisition date tangible book value as defined by the terms of the purchase agreement and based on Swiss accounting practices, and an earn-out payment due to the seller. The earn-out value is determined by CDI’s performance with respect to certain contracts entered into before the acquisition date and settling after the closing date.
During the three months ended December 31, 2022, CDI contributed $14.0 million of Net operating revenue and $9.1 million of Net income.
The measurement period for the CDI acquisition remains open as the Company finalizes certain valuation calculations related to intangible assets, net tangible asset value adjustments, the fair values of forward contracts and other derivatives, as well as the earn-out due to the seller. The gain on acquisition was principally due to the fair value of commodity forward purchases and sales contracts and fair value of identified intangible assets acquired exceeding the consideration paid for these assets.

(in millions)	Fair Value
Cash and cash equivalents	$8.2
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	7.7
Receivables from clients, net	51.9
Financial instruments owned, at fair value	45.7
Deferred income taxes, net	(3.3)
Property and equipment, net	0.1
Physical commodities inventory, net	22.5
Other assets	6.7
Total fair value of tangible assets acquired	139.5

Accounts payable and other accrued liabilities	40.0
Financial instruments sold, not yet purchased, at fair value	28.3
Payables to lenders under loans	10.1
Payable to broker-dealers, clearing organizations, and counterparties	0.4
Payable to clients	2.6
Income taxes payable	0.8
Total fair value of tangible liabilities assumed	82.2
Fair value of tangible net assets acquired	$57.3

Identifiable intangible assets acquired
Client relationships	$4.7
Supplier relationships	3.7
Trade name	0.4
Non-compete	0.1
Total fair value of intangible assets acquired	8.9
Fair value of identifiable net assets acquired	66.2
Total merger consideration	42.7
Gain on acquisition	$23.5
Subsequent Acquisition
Incomm S.A.S..
On February 3, 2023, the Company’s subsidiary StoneX Commodity Solutions LLC executed a sale and purchase agreement to acquire all of the outstanding shares of Incomm S.A.S. (“Incomm”), a company duly incorporated and in existence according with the laws of Colombia. This transaction was effective on the closing date of February 3, 2023. Incomm was established to support the import of grain and feed products for Colombian clients, and is a proven resource in management of customs clearing, inventory management at destination ports and providing non-recourse trade finance for destination buyers via local Colombian banks.
The purchase price consists of $0.2 million of cash consideration and also includes a contingent earn-out with annual payments over the four years following the acquisition. The contingent earn-out payments are variable in nature and equal to a percentage of the acquired business line’s pre-tax profits, as defined in the purchase agreement. The business activities of Incomm will be assigned to the Company’s Commercial reportable segment.
Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,700 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Total revenues:
Commercial	$12,293.5	$13,823.6
Institutional	343.5	161.3
Retail	316.2	316.3
Global Payments	55.4	42.4
Corporate Unallocated	12.8	2.1
Eliminations	(9.8)	(4.3)
Total	$13,011.6	$14,341.4
Operating revenues:
Commercial	$182.4	$152.6
Institutional	343.5	161.3
Retail	70.5	96.4
Global Payments	55.4	42.4
Corporate Unallocated	12.8	2.1
Eliminations	(9.8)	(4.3)
Total	$654.8	$450.5
Net operating revenues (loss):
Commercial	$152.7	$129.7
Institutional	143.2	92.9
Retail	43.9	64.8
Global Payments	53.3	40.3
Corporate Unallocated	(11.1)	(13.9)
Total	$382.0	$313.8
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$115.7	$90.7
Institutional	94.6	57.4
Retail	39.2	60.0
Global Payments	42.1	31.9
Total	$291.6	$240.0
Segment income/(loss):
(Net contribution less non-variable direct segment costs)
Commercial	$82.8	$65.5
Institutional	62.0	31.9
Retail	(4.2)	23.4
Global Payments	32.3	24.5
Total	$172.9	$145.3
Reconciliation of segment income to income before tax:
Segment income	$172.9	$145.3
Net costs not allocated to operating segments	(100.8)	(92.8)
Gain on acquisition	23.5	—
Income before tax	$95.6	$52.5

(in millions)	As of December 31, 2022	As of September 30, 2022
Total assets:
Commercial	$5,225.8	$5,931.0
Institutional	12,482.4	11,687.1
Retail	953.5	971.2
Global Payments	420.4	524.0
Corporate Unallocated	750.3	746.3
Total	$19,832.4	$19,859.6

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 3,700 employees as of December 31, 2022. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
Executive Summary
The first quarter of fiscal 2023 was marked with the continuing effects of inflationary pressures on global markets and significant increases in short term interest rates. Volatility continued in both financial and physical markets, however at more diminished levels than we experienced during much of fiscal 2022. The impact of these effects resulted in continued strong volumes across most of our product offerings during the three months ended December 31, 2022, as well as a significant increase in interest and fee income earned on client balances, however with spreads declining in listed and OTC derivatives as well as FX/CFD contracts. During the three months ended December 31, 2022, we acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with clients and producers in Brazil and West Africa as well as buyers in the APAC region.
Operating revenues increased $204.3 million, or 45%, to $654.8 million in the three months ended December 31, 2022 compared to $450.5 million in the three months ended December 31, 2021, led by our Institutional segment, which added $182.2 million compared to the three months ended December 31, 2021. In addition, our Commercial and Global Payments segments added $29.8 million and $13.0 million, respectively, compared to the three months ended December 31, 2021. Operating revenues in our Retail segment declined $25.9 million, compared to the three months ended December 31, 2021.
Net operating revenues increased $68.2 million, or 22%, to $382.0 million in the three months ended December 31, 2022 compared to $313.8 million in the three months ended December 31, 2021, led by our Institutional segment, which added $50.3 million compared to the three months ended December 31, 2021. In addition, our Commercial and Global Payments segments added $23.0 million and $13.0 million, respectively, compared to the three months ended December 31, 2021. Net operating revenues in our Retail segment declined $20.9 million, compared to the three months ended December 31, 2021.
Interest and fee income on client balances increased $77.9 million, or 939%, to $86.2 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, principally driven by a significant increase in short term interest rates as well as strong growth in our client balances, as the average client equity increased $3.5 billion, or

76%, to $8.2 billion and average money-market/FDIC sweep balances were relatively flat in the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Overall segment income increased $27.6 million, or 19%, to $172.9 million in the three months ended December 31, 2022 compared to $145.3 million in the three months ended December 31, 2021. This growth in segment income was led by our Institutional segment which increased $30.1 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This growth in segment income was driven by a $182.2 million increase in operating revenues, which was partially offset by a $132.9 million increase in interest expense, of which $93.3 million was related to our activities as an institutional fixed income dealer, as well as a $13.1 million increase in variable compensation and a $7.1 million increase in non-variable direct expenses, compared to the three months ended December 31, 2021.
Segment income in our Commercial segment increased $17.3 million compared to the three months ended December 31, 2021, principally as a result of strong growth in interest/fees earned on client balances as well as in operating revenues derived from physical contracts, both in agricultural products as a result of the acquisition of CDI as well as continued growth in client activity in precious metals in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This growth was partially offset by a $7.7 million increase in non-variable direct expenses compared to the three months ended December 31, 2021.
Segment income in Global Payments increased $7.8 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, principally as a result of a 23% increase in average daily volume (“ADV”) and a 7% increase in rate per million (“RPM”) of global payments transacted.
Our Retail segment had a loss of $4.2 million in the three months ended December 31, 2022 compared to segment income of $23.4 million in the three months ended December 31, 2021. This decline was principally as a result of a 41% decline in operating revenues derived from FX/Contracts for Difference (“CFD”) contracts as a result of diminished volatility and tighter trading ranges in our larger volume markets. In addition, non-variable direct expenses increased $6.8 million compared to the three months ended December 31, 2021.
Interest expense related to corporate funding purposes increased $2.6 million to $14.4 million in the three months ended December 31, 2022 compared to $11.8 million in the three months ended December 31, 2021, principally due to higher short-term interest rates and an increase in debt issuance costs related to the credit facility renewed in April 2022.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 54% of total expenses in the three months ended December 31, 2022 compared to 57% in the three months ended December 31, 2021. Non-variable expenses, excluding bad debts, increased $29.6 million, period-over-period, principally due to higher fixed compensation and benefits, professional fees, selling and marketing expenses, depreciation and amortization, travel and business development, trading system and market information and non-trading technology and support.
Our net income increased $34.9 million to $76.6 million in the three months ended December 31, 2022 compared to $41.7 million in the three months ended December 31, 2021. Net income includes a $23.5 million gain on the acquisition of CDI which is included in Gain on acquisition on the Condensed Consolidated Income Statement. This gain on acquisition is non-taxable, and accordingly there is no corresponding income tax provision amount recorded related to the gain. Diluted earnings per share were $3.62 for the three months ended December 31, 2022 compared to $2.04 in the three months ended December 31, 2021.
Recent Events Affecting the Financial Services Industry
On January 31, 2023, we were notified by ION Group, one of our vendors which provides back office trade processing services relating to certain of our listed derivatives businesses, that it had experienced a cybersecurity incident, which rendered certain of its services inaccessible to us and its other clients. As a result of the incident, we imposed restrictions on clients of our UK subsidiary relating to the trading of listed derivatives. We are continuing to assess the impact of the ION incident.

Selected Summary Financial Information
Results of Operations
Our total revenues, as reported, combine gross revenues for the physical commodities business and net revenues for all other businesses. Management believes that operating revenues, which deduct the cost of sales of physical commodities from total revenues, is a more useful financial measure with which to assess our results of operations. The table below sets forth our operating revenues, as well as other key financial measures, for the periods indicated:

Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Revenues:
Sales of physical commodities	$12,403.4	$13,918.9	(11)%
Principal gains, net	254.2	251.1	1%
Commission and clearing fees	118.0	116.3	1%
Consulting, management, and account fees	39.8	24.1	65%
Interest income	196.2	31.0	533%
Total revenues	13,011.6	14,341.4	(9)%
Cost of sales of physical commodities	12,356.8	13,890.9	(11)%
Operating revenues	654.8	450.5	45%
Transaction-based clearing expenses	67.3	70.9	(5)%
Introducing broker commissions	36.8	38.3	(4)%
Interest expense	154.3	15.7	883%
Interest expense on corporate funding	14.4	11.8	22%
Net operating revenues	382.0	313.8	22%
Compensation and benefits	199.0	175.0	14%
Bad debts (recoveries), net	0.7	(0.2)	n/m
Other expenses	110.2	86.5	27%
Total compensation and other expenses	309.9	261.3	19%
Gain on acquisition	23.5	—	100%
Income before tax	95.6	52.5	82%
Income tax expense	19.0	10.8	76%
Net income	$76.6	$41.7	84%

Balance Sheet information:	December 31, 2022	December 31, 2021	% Change
Total assets	$19,832.4	$19,229.0	3%
Payables to lenders under loans	$582.3	$489.5	19%
Senior secured borrowings, net	$339.8	$505.2	(33)%
Stockholders’ equity	$1,176.6	$953.0	23%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended December 31,
	2022	2021	% Change
Operating Revenues (in millions):
Listed derivatives	$99.8	$100.6	(1)%
Over-the-counter (“OTC”) derivatives	42.5	46.7	(9)%
Securities	234.1	122.7	91%
FX / Contracts For Difference (“CFD”) contracts	48.8	72.2	(32)%
Global payments	54.2	41.3	31%
Physical contracts	59.7	40.9	46%
Interest / fees earned on client balances	86.2	8.3	939%
Other	26.5	20.0	33%
Corporate Unallocated	12.8	2.1	510%
Eliminations	(9.8)	(4.3)	128%
	$654.8	$450.5	45%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	40,199	36,713	9%
Listed derivatives, average rate per contract (1)	$2.33	$2.62	(11)%
Average client equity - listed derivatives (millions)	$8,222	$4,675	76%
OTC derivatives (contracts, 000’s)	717	763	(6)%
OTC derivatives, average rate per contract	$60.08	$61.11	(2)%
Securities average daily volume (“ADV”) (millions)	$4,231	$2,711	56%
Securities rate per million (“RPM”) (2)	$422	$529	(20)%
Average money market / FDIC sweep client balances (millions)	$1,535	$1,574	(2)%
FX / CFD contracts ADV (millions)	$12,830	$12,793	—%
FX / CFD contracts RPM	$63	$86	(27)%
Global Payments ADV (millions)	$75	$61	23%
Global Payments RPM	$11,431	$10,637	7%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Operating revenues increased $204.3 million, or 45%, to $654.8 million in the three months ended December 31, 2022 compared to $450.5 million in the three months ended December 31, 2021.
Operating revenues derived from listed derivatives declined $0.8 million, or 1%, to $99.8 million in the three months ended December 31, 2022 compared to $100.6 million in the three months ended December 31, 2021. This decline was principally due to an 11% decline in the average rate per contract, which was partially offset by a 9% increase in listed derivative contract volumes compared to the three months ended December 31, 2021.
Operating revenues derived from OTC derivatives declined $4.2 million, or 9%, to $42.5 million in the three months ended December 31, 2022 compared to $46.7 million in the three months ended December 31, 2021. This was the result of 6% and 2% declines in OTC derivative contract volumes and the average rate per contract, respectively, compared to the three months ended December 31, 2021.

Operating revenues derived from securities transactions increased $111.4 million, or 91%, to $234.1 million in the three months ended December 31, 2022 compared to $122.7 million in the three months ended December 31, 2021. This increase was principally due to a 56% increase in ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions increased $20.9 million, or 29%, to $93.4 million in the three months ended December 31, 2022 compared to $72.5 million in the three months ended December 31, 2021. This increase was principally due to a 56% increase in ADV, which was partially offset by a 20% decline in RPM as a result of a change in product mix traded.
Operating revenues derived from FX/CFD contracts declined $23.4 million, or 32%, to $48.8 million in the three months ended December 31, 2022 compared to $72.2 million in the three months ended December 31, 2021, principally due to a 27% decline in FX/CFD RPM.
Operating revenues from global payments increased $12.9 million, or 31%, to $54.2 million in the three months ended December 31, 2022 compared to $41.3 million in the three months ended December 31, 2021, principally driven by a 23% increase in ADV and a 7% increase in global payments RPM.
Operating revenues derived from physical contracts increased $18.8 million, or 46%, to $59.7 million in the three months ended December 31, 2022 compared to $40.9 million in the three months ended December 31, 2021. This increase was principally due to the acquisition of CDI, effective October 31, 2022, as well as increased activity in our physical precious metals businesses.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $77.9 million, or 939%, to $86.2 million in the three months ended December 31, 2022 compared to $8.3 million in the three months ended December 31, 2021. This was principally driven by an increase in average client equity of 76%, as well as an increase in short-term interest rates.
Interest and Transactional Expenses
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Transaction-based clearing expenses

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$67.3	$70.9	$(3.6)	(5)%
Percentage of operating revenues	10%	16%
The decrease in transaction-based clearing expense was principally due to lower fees in the Equity Capital Markets business, a decrease in FX / CFD ADV within the Retail Forex business, and a counterparty credit of variable bank fees recognized within our treasury group. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Introducing broker commissions

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Introducing broker commissions	$36.8	$38.3	$(1.5)	(4)%
Percentage of operating revenues	6%	9%
The decrease in introducing broker commission expense was principally due to lower revenues within our Independent Wealth Management and Retail Forex businesses, resulting in lower costs, partially offset by higher costs in our Asset Management and Exchange-Traded Futures and Options businesses, as well as incremental expense from the CDI acquisition, effective October 31, 2022. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.

Interest expense

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$96.3	$3.0	$93.3	3,110%
Securities borrowing	7.9	5.7	2.2	39%
Client balances on deposit	36.5	0.4	36.1	9,025%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	13.6	6.6	7.0	106%
	154.3	15.7	138.6	883%
Corporate funding	14.4	11.8	2.6	22%
Total interest expense	$168.7	$27.5	$141.2	513%
The increase in interest expense attributable to trading activities was principally due to an increase in short term interest rates, an increase in ADV in our fixed income business, an increase in client balances on which we pay interest and an increase in average borrowings within our Commercial segment.
The increase in interest expense attributable to corporate funding was principally due to higher short-term interest rates on our revolving credit facility as well as an increase in average borrowings.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended December 31,
	2022	2021	% Change
Net Operating Revenues (in millions):
Listed derivatives	$48.6	$50.1	(3)%
OTC derivatives	42.5	46.6	(9)%
Securities	93.4	72.5	29%
FX / CFD contracts	38.1	61.1	(38)%
Global Payments	52.1	39.2	33%
Physical contracts	51.0	36.5	40%
Interest, net / fees earned on client balances	49.6	7.5	561%
Other	17.8	14.2	25%
Corporate Unallocated	(11.1)	(13.9)	(20)%
	$382.0	$313.8	22%

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$118.5	$100.4	18%
Fixed compensation and benefits	80.5	74.6	8%
	199.0	175.0	14%
Other expenses:
Trading systems and market information	17.7	16.1	10%
Professional fees	15.9	11.9	34%
Non-trading technology and support	14.8	13.0	14%
Occupancy and equipment rental	8.9	8.7	2%
Selling and marketing	12.9	11.0	17%
Travel and business development	5.7	2.9	97%
Communications	2.2	1.9	16%
Depreciation and amortization	12.7	9.1	40%
Bad debts, net of recoveries	0.7	(0.2)	(450)%
Other	19.4	11.9	63%
	110.9	86.3	29%
Total compensation and other expenses	$309.9	$261.3	19%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Compensation and Other Expenses: Compensation and other expenses increased $48.6 million, or 19%, to $309.9 million in the three months ended December 31, 2022 compared to $261.3 million in the three months ended December 31, 2021.
Compensation and Benefits:

	Three Months Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$100.8	$87.2	$13.6	16%
Administrative, executive, and centralized and local operations	17.7	13.2	4.5	34%
Total variable compensation and benefits	118.5	100.4	18.1	18%
Variable compensation and benefits as a percentage of net operating revenues	31%	32%

Fixed compensation and benefits:
Non-variable salaries	61.4	53.2	8.2	15%
Employee benefits and other compensation, excluding share-based compensation	13.5	17.3	(3.8)	(22)%
Share-based compensation	5.6	4.1	1.5	37%
Total fixed compensation and benefits	80.5	74.6	5.9	8%
Total compensation and benefits	199.0	175.0	24.0	14%
Total compensation and benefits as a percentage of operating revenues	30%	39%
Number of employees, end of period	3,725	3,297	428	13%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth.
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to an increase in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date, partially offset by higher payroll, benefits, and retirement costs principally from the increased headcount. Share-based compensation includes stock option and restricted stock expense.
Other Expenses: Other non-compensation expenses increased $24.6 million, or 29%, to $110.9 million in the three months ended December 31, 2022 compared to $86.3 million in the three months ended December 31, 2021.
Trading systems and market information increased $1.6 million, principally due to higher market information costs in the Debt Capital Markets and Equity Capital Markets businesses.

Professional fees increased $4.0 million, principally due to higher legal, accounting, and other consulting fees.
Non-trading technology and support increased $1.8 million, principally due to higher non-trading software implementation costs related to various IT systems.
Selling and marketing costs increased $1.9 million, principally due to increased campaigns related to our Retail Forex business, as well as increased costs of hosted conferences and marketing communications materials across various businesses.
Travel and business development increased $2.8 million, principally due to higher transportation and lodging costs across several business lines with the lifting of certain social distancing and travel restrictions, following periods of limited travel.
Depreciation and amortization increased $3.6 million, principally due to the incremental depreciation expense from internally developed software placed into service, as well as higher amortization on leasehold improvements and intangibles acquired.
Other expenses increased $7.5 million, principally due to higher non-variable direct business costs, non-compensation employee based expenses, non-income taxes, and certain settlement matters.
Bad debts, net of recoveries increased $0.9 million over the prior year. During the three months ended December 31, 2022, bad debts, net of recoveries were $0.7 million, principally related to client trading account deficits in our Commercial and Retail segments. During the three months ended December 31, 2021, bad debts of $0.5 million were more than offset by recoveries of $0.7 million.
Gain on Acquisition: The results of the three months ended December 31, 2022 include a gain of $23.5 million related to the acquisition of CDI.
Provision for Taxes: The effective income tax rate was 20% in the three months ended December 31, 2022 compared to 21% in the three months ended December 31, 2021. The gain on acquisition of $23.5 million in the three months ended December 31, 2022 was not taxable and reduced the effective income tax rate by 6.5%. The decrease in the effective tax rate for the period ending December 31, 2022 is due to the permanent difference for non-taxable gain on acquisition, along with share-based compensation discrete items. Excluding these items, the effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended December 31,
(in millions)	2022	% of Total	2021	% of Total
Variable compensation and benefits	$118.5	29%	$100.4	27%
Transaction-based clearing expenses	67.3	16%	70.9	20%
Introducing broker commissions	36.8	9%	38.3	10%
Total variable expenses	222.6	54%	209.6	57%
Fixed compensation and benefits	80.5	19%	74.6	20%
Other fixed expenses	110.2	27%	86.5	23%
Bad debts (recoveries), net	0.7	—%	(0.2)	—%
Total non-variable expenses	191.4	46%	160.9	43%
Total non-interest expenses	$414.0	100%	$370.5	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have approximately 3,700 employees allowing us to serve clients in more than 180 countries.
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
Net contribution is calculated as net operating revenues less variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage that can vary by revenue type. This fixed percentage is applied to revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and other expenses/allocations.
Segment income is calculated as net contribution less non-variable direct segment costs. These non-variable direct expenses include trader base compensation and benefits, operational charges, trading systems and market information, professional fees, travel and business development, communications, bad debts, trade errors and direct marketing expenses.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2022	% of Operating Revenues	2021	% of Operating Revenues
Revenues:
Sales of physical commodities	$12,403.4		$13,918.9
Principal gains, net	255.3		250.9
Commission and clearing fees	118.6		116.5
Consulting, management, and account fees	39.2		23.2
Interest income	192.1		34.1
Total revenues	13,008.6		14,343.6
Cost of sales of physical commodities	12,356.8		13,890.9
Operating revenues	651.8	100%	452.7	100%
Transaction-based clearing expenses	67.1	10%	70.4	16%
Introducing broker commissions	36.8	6%	38.5	9%
Interest expense	154.8	24%	16.1	4%
Net operating revenues	393.1		327.7
Variable direct compensation and benefits	101.5	16%	87.7	19%
Net contribution	291.6		240.0
Fixed compensation and benefits	45.1		39.5
Other fixed expenses	72.9		55.4
Bad debts (recoveries), net	0.7		(0.2)
Total non-variable direct expenses	118.7	18%	94.7	21%
Segment income	$172.9		$145.3
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Net contribution for all of our business segments increased $51.6 million, or 22%, to $291.6 million in the three months ended December 31, 2022 compared to $240.0 million in the three months ended December 31, 2021. Segment income increased $27.6 million, or 19%, to $172.9 million in the three months ended December 31, 2022 compared to $145.3 million in the three months ended December 31, 2021.
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

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Revenues:
Sales of physical commodities	$12,149.4	$13,696.4	(11)%
Principal gains, net	69.7	76.1	(8)%
Commission and clearing fees	38.8	38.8	—%
Consulting, management and account fees	6.5	5.4	20%
Interest income	29.1	6.9	322%
Total revenues	12,293.5	13,823.6	(11)%
Cost of sales of physical commodities	12,111.1	13,671.0	(11)%
Operating revenues	182.4	152.6	20%
Transaction-based clearing expenses	13.2	13.0	2%
Introducing broker commissions	7.5	6.3	19%
Interest expense	9.0	3.6	150%
Net operating revenues	152.7	129.7	18%
Variable direct compensation and benefits	37.0	39.0	(5)%
Net contribution	115.7	90.7	28%
Fixed compensation and benefits	13.7	11.6	18%
Other fixed expenses	18.7	14.2	32%
Bad debts (recoveries), net	0.5	(0.6)	n/m
Non-variable direct expenses	32.9	25.2	31%
Segment income	$82.8	$65.5	26%

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$53.8	$57.7	(7)%
OTC derivatives	42.5	46.7	(9)%
Physical contracts	53.7	37.4	44%
Interest / fees earned on client balances	26.1	5.4	383%
Other	6.3	5.4	17%
	$182.4	$152.6	20%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	7,887	7,499	5%
Listed derivatives, average rate per contract (1)	$6.67	$7.30	(9)%
Average client equity - listed derivatives (millions)	$2,136	$1,715	25%
OTC derivatives (contracts, 000’s)	717	763	(6)%
OTC derivatives, average rate per contract	$60.08	$61.11	(2)%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Operating revenues increased $29.8 million, or 20%, to $182.4 million in the three months ended December 31, 2022 compared to $152.6 million in the three months ended December 31, 2021. Net operating revenues increased $23.0 million, or 18%, to $152.7 million in the three months ended December 31, 2022 compared to $129.7 million in the three months ended December 31, 2021.
Operating revenues derived from listed derivatives declined $3.9 million, or 7%, to $53.8 million in the three months ended December 31, 2022 compared to $57.7 million in the three months ended December 31, 2021. This decline was principally due to a 9% decrease in the average rate per contract, which was partially offset by a 5% increase in overall listed derivatives contract volumes.

Operating revenues derived from OTC derivatives declined $4.2 million, or 9%, to $42.5 million in the three months ended December 31, 2022 compared to $46.7 million in the three months ended December 31, 2021. This increase was principally due to a 2% decline in the average rate per contract, as well as a 6% decline in OTC derivative volumes compared to the three months ended December 31, 2021.
Operating revenues derived from physical contracts increased $16.3 million, or 44%, to $53.7 million in the three months ended December 31, 2022 compared to $37.4 million in the three months ended December 31, 2021. This increase was principally due to an $11.8 million increase in operating revenues in our physical agricultural and energy business, primarily as a result of the acquisition of CDI during the three months ended December 31, 2022. In addition, precious metals operating revenues increased $4.7 million compared with the prior year period. Operating revenues during the three months ended December 31, 2022 were unfavorably impacted by losses on derivative positions of $4.2 million, related to physical inventories held at the lower of cost or net realizable value. Operating revenues during the three months ended December 31, 2021 were favorably impacted by realized gains of $0.8 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances increased $20.7 million, or 383%, to $26.1 million in the three months ended December 31, 2022 compared to $5.4 million in the three months ended December 31, 2021 as a result of a 25% increase in average client equity to $2,136 million as well as a significant increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 32% in the three months ended December 31, 2022 compared to 38% in the three months ended December 31, 2021. The decline in variable expenses as a percentage of operating revenues was principally due to the increase in interest/fees earned on client balances during the three months ended December 31, 2022.
Segment income increased $17.3 million, or 26%, to $82.8 million in the three months ended December 31, 2022 compared to $65.5 million in the three months ended December 31, 2021, principally due to the growth in operating revenues, which was partially offset by a $7.7 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $2.1 million increase in fixed compensation and benefits, a $0.8 million increase in travel and business development, a $0.5 million increase in non-trading technology and support, a $0.5 million increase in depreciation and amortization, as well as a $1.1 million unfavorable variance in bad debt expense compared to the three months ended December 31, 2021.

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

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	101.2	67.4	50%
Commission and clearing fees	67.5	62.3	8%
Consulting, management and account fees	16.8	4.8	250%
Interest income	158.0	26.8	490%
Total revenues	343.5	161.3	113%
Cost of sales of physical commodities	—	—	—%
Operating revenues	343.5	161.3	113%
Transaction-based clearing expenses	47.0	49.5	(5)%
Introducing broker commissions	8.6	7.1	21%
Interest expense	144.7	11.8	n/m
Net operating revenues	143.2	92.9	54%
Variable direct compensation and benefits	48.6	35.5	37%
Net contribution	94.6	57.4	65%
Fixed compensation and benefits	12.7	11.0	15%
Other fixed expenses	20.0	14.4	39%
Bad debts (recoveries), net	(0.1)	0.1	(200)%
Non-variable direct expenses	32.6	25.5	28%
Segment income	$62.0	$31.9	94%

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Operating revenues (in millions):
Listed derivatives	$46.0	$42.9	7%
Securities	213.0	97.5	118%
FX contracts	9.2	5.3	74%
Interest / fees earned on client balances	59.3	2.6	n/m
Other	16.0	13.0	23%
	$343.5	$161.3	113%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	32,312	29,214	11%
Listed derivatives, average rate per contract (1)	$1.27	$1.42	(11)%
Average client equity - listed derivatives (millions)	$6,086	$2,960	106%
Securities ADV (millions)	$4,231	$2,711	56%
Securities RPM (2)	$422	$529	(20)%
Average money market / FDIC sweep client balances (millions)	$1,535	$1,574	(2)%
FX contracts ADV ( millions)	$4,868	$3,934	24%
FX contracts RPM	$30	$20	50%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Operating revenues increased $182.2 million, or 113%, to $343.5 million in the three months ended December 31, 2022 compared to $161.3 million in the three months ended December 31, 2021. Net operating revenues increased $50.3 million, or 54%, to $143.2 million in the three months ended December 31, 2022 compared to $92.9 million in the three months ended December 31, 2021.
Operating revenues derived from listed derivatives increased $3.1 million, or 7%, to $46.0 million in the three months ended December 31, 2022 compared to $42.9 million in the three months ended December 31, 2021, principally due to a 11% increase in listed derivative contract volumes which was partially offset by a 11% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $115.5 million, or 118%, to $213.0 million in the three months ended December 31, 2022 compared to $97.5 million in the three months ended December 31, 2021. The ADV of securities traded increased 56%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 20% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, principally as a result of a change in product mix traded.
Operating revenues derived from FX contracts increased $3.9 million, or 74%, to $9.2 million in the three months ended December 31, 2022 compared to $5.3 million in the three months ended December 31, 2021, primarily driven by a 24% increase in the ADV of FX contracts and a 50% increase in the FX contract RPM.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $56.7 million, principally driven by a significant increase in both average client equity and short-term interest rates.
As a result of the increase in short term interest rates and the increase in ADV, interest expense increased $132.9 million, to $144.7 million in the three months ended December 31, 2022 compared to $11.8 million in the three months ended December 31, 2021, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $93.3 million, interest paid to clients increasing $33.1 million and interest expense directly attributable to securities lending activities increasing $2.2 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 30% in the three months ended December 31, 2022 compared to 57% in the three months ended December 31, 2021. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Segment income increased $30.1 million, or 94%, to $62.0 million in the three months ended December 31, 2022 compared to $31.9 million in the three months ended December 31, 2021, as a result of the increase in net operating revenues noted above, which was partially offset by a $13.1 million increase in variable compensation, as well as a $7.1 million increase in non-variable direct expenses compared to the three months ended December 31, 2021, including a $1.7 million increase in fixed compensation and benefits, a $1.7 million increase in professional fees and a $1.5 million increase in trading systems and market information.

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

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Revenues:
Sales of physical commodities	$254.0	$222.5	14%
Principal gains, net	31.8	67.2	(53)%
Commission and clearing fees	10.7	13.8	(22)%
Consulting, management and account fees	14.9	12.4	20%
Interest income	4.8	0.4	1,100%
Total revenues	316.2	316.3	—%
Cost of sales of physical commodities	245.7	219.9	12%
Operating revenues	70.5	96.4	(27)%
Transaction-based clearing expenses	5.3	6.0	(12)%
Introducing broker commissions	20.2	25.0	(19)%
Interest expense	1.1	0.6	83%
Net operating revenues	43.9	64.8	(32)%
Variable direct compensation and benefits	4.7	4.8	(2)%
Net contribution	39.2	60.0	(35)%
Fixed compensation and benefits	13.2	12.9	2%
Other fixed expenses	29.9	23.4	28%
Bad debts, net of recoveries	0.3	0.3	—%
Non-variable direct expenses	43.4	36.6	19%
Segment (loss) income	$(4.2)	$23.4	(118)%

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Operating revenues (in millions):
Securities	$21.1	$25.2	(16)%
FX / CFD contracts	39.6	66.9	(41)%
Physical contracts	6.0	3.5	71%
Interest / fees earned on client balances	0.8	0.3	167%
Other	3.0	0.5	500%
	$70.5	$96.4	(27)%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$7,962	$8,860	(10)%
FX / CFD contracts RPM	$82	$115	(29)%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Operating revenues declined $25.9 million, or 27%, to $70.5 million in the three months ended December 31, 2022 compared to $96.4 million in the three months ended December 31, 2021. Net operating revenues decreased $20.9 million, or 32%, to $43.9 million in the three months ended December 31, 2022 compared to $64.8 million in the three months ended December 31, 2021.
Operating revenues derived from FX/CFD contracts declined $27.3 million, or 41%, to $39.6 million in the three months ended December 31, 2022 compared to $66.9 million in the three months ended December 31, 2021 primarily as a result of a 29% decline in RPM and a 10% decline in FX/CFD contracts ADV compared to the three months ended December 31, 2021. These declines were principally driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.

Operating revenues derived from securities transactions, which relates to our independent wealth management activities, declined $4.1 million, or 16%, to $21.1 million in the three months ended December 31, 2022 compared to $25.2 million in the three months ended December 31, 2021.
Operating revenues derived from physical contracts increased $2.5 million, or 71% to $6.0 million in the three months ended December 31, 2022 compared to $3.5 million in the three months ended December 31, 2021.
Interest and fee income earned on client balances increased $0.5 million, to $0.8 million the three months ended December 31, 2022, primarily as a result of an increase in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 43% in the three months ended December 31, 2022 compared to 37% in the three months ended December 31, 2021, with the increase in the variable rate percentage resulting from the decline in operating revenues derived from FX/CFD contracts which have a lower variable expense component.
Segment income decreased $27.6 million to a segment loss of $4.2 million in the three months ended December 31, 2022 compared to segment income of $23.4 million in the three months ended December 31, 2021, primarily as a result of the decline in net operating revenues noted above as well as a $6.8 million increase in non-variable direct expenses compared to the three months ended December 31, 2021. The increase in non-variable direct expenses was principally due to a $1.8 million increase in depreciation and amortization, a $1.1 million increase in selling and marketing expenses, a $0.6 million increase in non-trading technology and support, a $0.3 million increase in travel and business development and a $0.2 million increase in professional fees.
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

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	52.6	40.2	31%
Commission and clearing fees	1.6	1.6	—%
Consulting, management, account fees	1.0	0.6	67%
Interest income	0.2	—	n/m
Total revenues	55.4	42.4	31%
Cost of sales of physical commodities	—	—	—%
Operating revenues	55.4	42.4	31%
Transaction-based clearing expenses	1.6	1.9	(16)%
Introducing broker commissions	0.5	0.1	400%
Interest expense	—	0.1	(100)%
Net operating revenues	53.3	40.3	32%
Variable compensation and benefits	11.2	8.4	33%
Net contribution	42.1	31.9	32%
Fixed compensation and benefits	5.5	4.0	38%
Other fixed expenses	4.3	3.4	26%
Bad debts	—	—	—%
Total non-variable direct expenses	9.8	7.4	32%
Segment income	$32.3	$24.5	32%

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Operating revenues (in millions):
Payments	$54.2	$41.3	31%
Other	1.2	1.1	9%
	$55.4	$42.4	31%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$75	$61	23%
Global Payments RPM	$11,431	$10,637	7%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Operating revenues increased $13.0 million, or 31%, to $55.4 million in the three months ended December 31, 2022 compared to $42.4 million in the three months ended December 31, 2021. Net operating revenues increased $13.0 million, or 32%, to $53.3 million in the three months ended December 31, 2022 compared to $40.3 million in the three months ended December 31, 2021.
The increase in operating revenues was principally due to a 23% increase in the average daily notional payment volume as well as a 7% increase in the RPM traded. The increase in payment volume was principally due to seasonal activity from our charitable and non-governmental organization clients, the onboarding of new financial institution clients and increased client activity across our client base.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the three months ended December 31, 2022 compared to 25% in the three months ended December 31, 2021.
Segment income increased $7.8 million, or 32%, to $32.3 million in the three months ended December 31, 2022 compared to $24.5 million in the three months ended December 31, 2021. This increase was principally due to the increase in net operating revenues, partially offset by a $2.4 million increase in non-variable direct expenses, primarily fixed compensation and benefits and recruitment costs related to the expansion of our payment offerings as well as an increase in travel and business development.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended December 31,
(in millions)	2022	2021	% Change
Compensation and benefits:
Variable compensation and benefits	$15.5	$11.4	36%
Fixed compensation and benefits	29.9	30.0	—%
	45.4	41.4	10%
Other expenses:
Occupancy and equipment rental	8.8	8.6	2%
Non-trading technology and support	9.6	9.6	—%
Professional fees	7.8	5.5	42%
Depreciation and amortization	5.7	5.0	14%
Communications	1.6	1.4	14%
Selling and marketing	0.9	0.7	29%
Trading systems and market information	2.1	1.2	75%
Travel and business development	1.6	0.6	167%
Other	6.2	4.9	27%
	44.3	37.5	18%
Total compensation and other expenses	$89.7	$78.9	14%

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Total unallocated costs and other expenses increased $10.8 million, or 14%, to $89.7 million in the three months ended December 31, 2022 compared to $78.9 million in the three months ended December 31, 2021. Compensation and benefits increased $4.0 million, or 10%, to $45.4 million in the three months ended December 31, 2022 compared to $41.4 million in the three months ended December 31, 2021, principally due to an increase in variable compensation resulting from stronger results of operations as well as an increase in headcount.
Average administrative headcount increased 20% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, principally within IT development, compliance, and client engagement. Other non-compensation expenses increased $6.8 million, or 18%, to $44.3 million in the three months ended December 31, 2022 compared to $37.5 million in the three months ended December 31, 2021 principally due to higher legal fees, not directly related to a business, market information and travel costs.
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
As of December 31, 2022, we had total equity of $1,176.6 million, outstanding loans under revolving credit facilities of $582.3 million, and $339.8 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2022, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of December 31, 2022, the receivable from these client accounts, net of collections and other allowable deductions was $23.2 million, with no individual account receivable exceeding $1.4 million. As of December 31, 2022, the allowance against these uncollected balances was $6.8 million. We are pursuing collection of the uncollected balances through arbitration proceedings against the account holders. We will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts. During the three months ended December 31, 2022, we reached privately negotiated settlements of a number of arbitration proceedings, pursuant to which in most cases the accounts holders agreed to pay all or a substantial portion of their outstanding deficit balances and in some cases we agreed to make certain payments to the account holders that are not material to us, individually or in the aggregate. We intend to continue vigorously pursuing claims through arbitration and settling cases in what we determine to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Primary Sources and Uses of Cash
Our cash and cash equivalents and client cash and securities held for clients are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities including U.S. treasury bills, as well as investments in U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of December 31, 2022 and September 30, 2022, were $19.8 billion and $19.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Markets LLC, and Gain Capital Group, LLC are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain sufficient flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds is held with high-quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations, interest earning cash deposits and AA-rated money market investments.
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $11.4 million and $4.0 million for the three months ended December 31, 2022 and 2021, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

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
The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and certain of its domestic subsidiaries.
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
Committed Credit Facilities
As of December 31, 2022, we had four committed bank credit facilities, totaling $1,105.0 million, of which $546.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A three-year first-lien senior secured syndicated loan facility committed until April 21, 2025, under which $475.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until December 11, 2023, under which $180.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short-term funding of margin to commodity exchanges as necessary.
•A syndicated borrowing facility committed until July 28, 2024, under which $400.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 14, 2023, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $50.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2022, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended December 31, 2022, interest expense directly attributable to trading activities includes $155.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $25.2 million in connection with securities lending activities.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2022. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of December 31, 2022 and September 30, 2022, the Company had $28.3 million and $0.0 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2022. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
Our subsidiary, StoneX Markets LLC (“StoneX Markets”), is a CFTC provisionally registered swap dealer, and under these capital rules is subject to a minimum regulatory capital requirement. StoneX Markets has elected to utilize the “bank-based” approach, as reflected in CFTC Rule 23.101(a)(1)(i) to calculate its capital requirements. Under the “bank-based” approach StoneX Markets must satisfy the following capital requirements: Common Equity Tier 1 (“CET1”) capital of at least $20 million; (ii) CET1 equal to at least 6.5% of its risk weighted assets (“RWA”); (iii) CET1, Additional Tier 1, and Tier 2 (collectively, total aggregate Bank Holding Company (“BHC”) capital) equal to at least 8% of its RWA; (iv) total aggregate BHC capital equal to 8% of its uncleared swap margin; and (v) the minimum capital required by NFA. Aggregate BHC capital and the related net capital requirement may fluctuate on a daily basis.
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
Cash Flows
We include client cash and securities that meet the short-term requirement for cash classification to be segregated for regulatory purposes in our Condensed Consolidated Statements of Cash Flows. We hold a significant amount of U.S. Treasury obligations, which represent investments of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our Condensed Consolidated Statements of Cash Flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $1,125.6 million from $6,285.1 million as of September 30, 2022 to $7,410.7 million as of December 31, 2022. During the three months ended December 31, 2022, net cash of $1,046.7 million was provided by operating activities, $17.8 million was used in investing activities and net cash of $88.6 million was provided by financing activities.
Net cash provided by financing activities during the three months ended December 31, 2022 included significant inflows from payables to lenders under 90 days of $122.1 million. Further outflows related to repayments on our revolving line of credit with maturities greater than 90 days exceeding borrowings by $35.0 million. Also, we recorded $1.5 million in funds received for stock option exercises.
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

We continuously evaluate opportunities to expand our business. Investing activities included $11.3 million in capital expenditures for property and equipment during the three months ended December 31, 2022 compared to $7.3 million during the prior year. Additionally, we expended $6.5 million of net cash on the CDI acquisition.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $8.1 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2022 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2022 and September 30, 2022, at fair value of the related financial instruments, totaling $2,208.5 million and $2,469.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2022, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2022. The totals of $2,208.5 million and $2,469.6 million include a net liability of $272.4 million and $313.4 million for derivatives, based on their fair value as of December 31, 2022 and September 30, 2022, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2022.

Marked-to-Market Revenues
Number of Days
16
14
12
10
8
6
4
2
0
3
1
2
7
8
16
6
8
5
4
4
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of December 31, 2022, an immediate 25 basis point decrease in short-term interest rates would result in approximately $7.2 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2022, $582.3 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2022, $347.9 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2022.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 11, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results.
In January 2023, we identified the following additional risk factor:
Our revenues, operational costs, regulatory compliance and client satisfaction could be adversely affected by the failure of a vendor or other third party to continue providing services to us.
We rely on vendors and other third-parties to provide us with services that are essential to our ability to provide clients with our products and services. These services range from core infrastructure, such as utilities, communications and web hosting services, to systems that allow us to execute and process transactions entered into by our clients.
If these vendors or other third-parties suffer operations issues, including as a result of cyber attacks, and they are unable to continue to provide these services to us, we may be exposed to a variety of risks, including loss of revenue if our clients cannot trade with us, increased costs if we are required to employ alternative solutions and reputational harm.
In addition, some of our vendors hold sensitive information on our behalf, including personally identifiable information relating to our clients. If this data were to be compromised, either as a result of a cyber attack or otherwise, we could be in breach of our obligations to our clients, as well as applicable data protections laws, which could materially adversely affect our results of operations and reputation.
Cyber attacks directed at our vendors may also make us more vulnerable to being targeted for cyber attacks ourselves if the bad actors are able to obtain information relating to our company and / or systems.
If one of our vendors experiences a cyberbreach of its own systems or has data that it holds misappropriated, we could be exposed to a number of additional risks, including:
a.heightened risk that we will not be able to comply with applicable regulatory requirements;
b.increased risk that external parties will be able to execute fraudulent transactions using our systems;
c.losses from fraudulent transactions, as well as potential liability for losses suffered by our clients;
d.increased operational costs to remediate the consequences of the external party’s security breach; and
e.reputational harm arising from the perception that our systems may not be secure.
In some cases, operational issues or security breaches affecting our vendors may require us to take steps to protect the integrity of our own operational systems or to safeguard confidential information that we hold, including restricting the ability of our clients to trade or have access to their accounts. These actions could potentially diminish customer satisfaction and confidence in us, materially adversely affecting our results of operations.
For example, on January 31, 2023, we were notified by ION Group, one of our vendors which provides back office trade processing services relating to certain of our listed derivatives businesses, that it had experienced a cybersecurity incident, which rendered certain of its services inaccessible to us and its other clients. As a result of the incident, we imposed restrictions on clients of our UK subsidiary relating to the trading of listed derivatives. We are continuing to assess the impact of the ION incident.
Furthermore, the widespread and expanding interconnectivity among financial institutions, clearing banks, CCPs, payment processors, financial technology companies, securities exchanges, clearing houses and other financial market infrastructures increases the risk that the disruption of an operational system involving one institution or entity, including due to a cyber attack, may cause industry-wide operational disruptions that could materially affect our ability to conduct business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock repurchase program activity for the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2022 to October 31, 2022	—	$—	—	1,000,000
November 1, 2022 to November 30, 2022	—	—	—	1,000,000
December 1, 2022 to December 31, 2022	—	—	—	1,000,000
Total	—	$—	—

Item 6. Exhibits

10.1
Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto.*

10.2
Commitment Amount Increase Request, dated December 19, 2022, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto.*

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
StoneX Group Inc.

Date:	February 7, 2023	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 7, 2023	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer