Form 10-Q
period 2023-03-31
StoneX Group Inc.
filed 2023-05-03
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2023, there were 20,743,910 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$1,263.9	$1,108.5
Cash, securities and other assets segregated under federal and other regulations (including $25.8 million and $805.7 million at fair value at March 31, 2023 and September 30, 2022, respectively)	2,512.3	3,267.2
Collateralized transactions:
Securities purchased under agreements to resell	2,623.2	1,672.0
Securities borrowed	753.7	1,209.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $4,655.7 million and $2,817.2 million at fair value at March 31, 2023 and September 30, 2022, respectively)	7,616.3	6,842.6
Receivable from clients, net (including $2.3 million and $(0.5) million at fair value at March 31, 2023 and September 30, 2022, respectively)	978.7	566.2
Notes receivable, net	5.1	5.1
Income taxes receivable	15.5	16.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,593.1 million and $2,372.3 million at March 31, 2023 and September 30, 2022, respectively)	5,049.1	4,167.3
Physical commodities inventory, net (including $351.6 million and $359.8 million at fair value at March 31, 2023 and September 30, 2022, respectively)	572.1	513.5
Deferred income taxes, net	35.5	52.0
Property and equipment, net	117.7	112.9
Operating right of use assets	117.7	121.8
Goodwill and intangible assets, net	88.9	86.2
Other assets	169.2	117.7
Total assets	$21,918.9	$19,859.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.3 million and $0 at fair value at March 31, 2023 and September 30, 2022, respectively)	$513.8	$400.6
Operating lease liabilities	144.1	143.0
Payables to:
Clients (including $669.5 million and $(1,392.4) million at fair value at March 31, 2023 and September 30, 2022, respectively)	10,168.7	9,891.0
Broker-dealers, clearing organizations and counterparties (including $34.1 million and $55.8 million at fair value at March 31, 2023 and September 30, 2022, respectively)	558.4	659.8
Lenders under loans	561.3	485.1
Senior secured borrowings, net	340.6	339.1
Income taxes payable	26.2	16.2
Collateralized transactions:
Securities sold under agreements to repurchase	5,023.1	3,195.6
Securities loaned	764.5	1,189.5
Financial instruments sold, not yet purchased, at fair value	2,570.9	2,469.6
Total liabilities	20,671.6	18,789.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 23,286,021 issued and 20,678,698 outstanding at March 31, 2023 and 22,911,227 issued and 20,303,904 outstanding at September 30, 2022	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at March 31, 2023 and September 30, 2022	(69.3)	(69.3)
Additional paid-in-capital	358.7	340.2
Retained earnings	1,007.9	889.6
Accumulated other comprehensive loss, net	(50.2)	(90.6)
Total equity	1,247.3	1,070.1
Total liabilities and stockholders' equity	$21,918.9	$19,859.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Sales of physical commodities	$15,506.2	$15,864.2	$27,909.6	$29,783.1
Principal gains, net	256.6	323.5	510.8	574.6
Commission and clearing fees	130.7	138.4	248.7	254.7
Consulting, management, and account fees	40.7	25.4	80.5	49.5
Interest income	226.8	31.2	423.0	62.2
Total revenues	16,161.0	16,382.7	29,172.6	30,724.1
Cost of sales of physical commodities	15,456.6	15,838.0	27,813.4	29,728.9
Operating revenues	704.4	544.7	1,359.2	995.2
Transaction-based clearing expenses	69.2	76.5	136.5	147.4
Introducing broker commissions	42.2	43.2	79.0	81.5
Interest expense	178.7	14.1	333.0	29.8
Interest expense on corporate funding	14.9	10.6	29.3	22.4
Net operating revenues	399.4	400.3	781.4	714.1
Compensation and other expenses:
Compensation and benefits	232.5	207.1	431.5	382.1
Trading systems and market information	17.8	16.9	35.5	33.0
Professional fees	11.3	13.8	27.2	25.7
Non-trading technology and support	16.2	12.8	31.0	25.8
Occupancy and equipment rental	10.6	8.8	19.5	17.5
Selling and marketing	14.2	14.3	27.1	25.3
Travel and business development	5.8	3.0	11.5	5.9
Communications	2.1	2.1	4.3	4.0
Depreciation and amortization	13.1	11.3	25.8	20.4
Bad debts, net of recoveries	3.0	12.3	3.7	12.1
Other	15.3	16.9	34.7	28.8
Total compensation and other expenses	341.9	319.3	651.8	580.6
Gain on acquisition and other gain	—	6.4	23.5	6.4
Income before tax	57.5	87.4	153.1	139.9
Income tax expense	15.8	23.4	34.8	34.2
Net income	$41.7	$64.0	$118.3	$105.7
Earnings per share:
Basic	$2.02	$3.18	$5.77	$5.27
Diluted	$1.95	$3.11	$5.57	$5.15
Weighted-average number of common shares outstanding:
Basic	19,930,027	19,573,871	19,850,052	19,477,540
Diluted	20,621,194	20,012,709	20,553,913	19,930,047
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Net income	$41.7	$64.0	$118.3	$105.7
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	3.2	1.2	11.4	(0.1)
Cash flow hedges	14.3	(18.1)	29.0	(18.2)
Total other comprehensive gain/(loss), net of tax	17.5	(16.9)	40.4	(18.3)
Comprehensive income	$59.2	$47.1	$158.7	$87.4
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$118.3	$105.7
Adjustments to reconcile net income to net cash provided (used in)/provided by operating activities:
Depreciation and amortization	25.8	20.4
Amortization of right of use assets	5.7	7.8
Bad debts, net of recoveries	3.7	12.1
Deferred income taxes	1.8	(0.4)
Amortization of debt issuance costs	2.8	2.2
Amortization of share-based compensation	14.9	8.3
Gain on acquisition	(23.5)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	579.6	(11.5)
Securities purchased under agreements to resell	(951.2)	(290.7)
Securities borrowed	456.1	78.3
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(1,314.1)	202.3
Receivables from clients, net	(363.3)	(126.7)
Notes receivable, net	—	1.0
Income taxes receivable	3.7	10.6
Financial instruments owned, at fair value	(859.3)	198.4
Physical commodities inventory, net	(36.1)	(134.5)
Other assets	(45.2)	6.8
Accounts payable and other accrued liabilities	60.1	31.6
Operating lease liabilities	(0.5)	(6.8)
Payables to clients	274.1	1,661.9
Payables to broker-dealers, clearing organizations, and counterparties	(101.8)	(93.6)
Income taxes payable	9.2	15.4
Securities sold under agreements to repurchase	1,827.5	(533.0)
Securities loaned	(425.0)	(49.9)
Financial instruments sold, not yet purchased, at fair value	134.0	986.3
Net cash (used in)/provided by operating activities	(602.7)	2,102.0
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash received	(6.1)	—
Sale of exchange memberships and common stock	—	0.2
Purchases of property and equipment	(22.5)	(24.3)
Net cash used in investing activities	(28.6)	(24.1)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	67.0	232.7
Proceeds from payables to lenders under loans with maturities greater than 90 days	150.0	430.0
Repayments of payables to lenders under loans with maturities greater than 90 days	(151.0)	(440.0)
Repayments of senior secured term loan	—	(4.9)
Deferred payments on acquisitions	(17.2)	(1.5)
Exercise of stock options	3.6	5.9
Net cash provided by financing activities	52.4	222.2
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	11.1	(0.1)
Net (decrease)/increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(567.8)	2,300.0
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,285.1	6,509.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$5,717.3	$8,809.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$337.5	$43.9
Income taxes paid, net of cash refunds	$19.5	$7.8
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$10.3	$—
Additional consideration payable related to acquisitions, net	$28.7	$—
Acquisition of business:
Assets acquired	$143.0	$—
Liabilities assumed	84.1	—
Total net assets acquired	$58.9	$—

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	March 31,
(in millions)	2023	2022
Cash and cash equivalents	$1,263.9	$1,299.7
Cash segregated under federal and other regulations(1)	2,486.4	2,740.9
Securities segregated under federal and other regulations(1)	0.2	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,032.5	4,294.1
Securities segregated and pledged to exchange-clearing organizations(2)	934.3	474.8
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$5,717.3	$8,809.5

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $25.7 million and $25.6 million as of March 31, 2023 and 2022, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,649.5 million and $1,951.0 million as of March 31, 2023 and 2022, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2021	$0.2	$(69.3)	$324.4	$724.2	$(26.5)	$953.0
Net income	—	—	—	64.0	—	64.0
Other comprehensive loss, net of tax	—	—	—	—	(16.9)	(16.9)
Exercise of stock options	—	—	1.3	—	—	1.3
Share-based compensation	—	—	4.2	—	—	4.2
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6

	Three Months Ended March 31, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2022	$0.2	$(69.3)	$347.2	$966.2	$(67.7)	$1,176.6
Net income	—	—	—	41.7	—	41.7
Other comprehensive gain, net of tax	—	—	—	—	17.5	17.5
Exercise of stock options	—	—	2.1	—	—	2.1
Share-based compensation	—	—	9.4	—	—	9.4
Balances as of March 31, 2023	$0.2	$(69.3)	$358.7	$1,007.9	$(50.2)	$1,247.3

	Six Months Ended March 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	105.7	—	105.7
Other comprehensive loss, net of tax	—	—	—	—	(18.3)	(18.3)
Exercise of stock options	—	—	5.9	—	—	5.9
Share-based compensation	—	—	8.3	—	—	8.3
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6

	Six Months Ended March 31, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.2	$(69.3)	$340.2	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	118.3	—	118.3
Other comprehensive gain, net of tax	—	—	—	—	40.4	40.4
Exercise of stock options	—	—	3.6	—	—	3.6
Share-based compensation	—	—	14.9	—	—	14.9
Balances as of March 31, 2023	$0.2	$(69.3)	$358.7	$1,007.9	$(50.2)	$1,247.3

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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company as of March 31, 2023 and through the date of this Form 10-Q.
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
Gain on acquisition and other gain
Gain on acquisition contains the value that the Company acquired in excess of consideration paid for business combinations. More details can be found in Note 17.
Accounting Standards
The Company did not adopt any new accounting standards during the three and six months ended March 31, 2023.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2023	2022	2023	2022
Numerator:
Net income	$41.7	$64.0	$118.3	$105.7
Less: Allocation to participating securities	(1.5)	(1.8)	(4.0)	(3.1)
Net income allocated to common stockholders	$40.2	$62.2	$114.3	$102.6
Denominator:
Weighted average number of:
Common shares outstanding	19,930,027	19,573,871	19,850,052	19,477,540
Dilutive potential common shares outstanding:
Share-based awards	691,167	438,838	703,861	452,507
Diluted weighted-average common shares	20,621,194	20,012,709	20,553,913	19,930,047
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 123,372 and 468,763 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 181,396 and 411,145 shares of common stock for the six months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The Company had no contingent liabilities as of March 31, 2023 and September 30, 2022, respectively. The Company had certain options related to business combinations and certain deferred acquisition consideration classified as Level 3 assets as of March 31, 2023 and no Level 3 assets as of September 30, 2022.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2023 and September 30, 2022 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of March 31, 2023 and September 30, 2022.

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$15.8	$—	$—	$—	$15.8
Money market mutual funds	66.1	—	—	—	66.1
Cash and cash equivalents	81.9	—	—	—	81.9
Commodities warehouse receipts	25.7	—	—	—	25.7
U.S. Treasury obligations	0.1	—	—	—	0.1
Securities and other assets segregated under federal and other regulations	25.8	—	—	—	25.8
U.S. Treasury obligations	4,153.3	—	—	—	4,153.3
To be announced and forward settling securities	—	55.4	—	(41.1)	14.3
Foreign government obligations	16.4	—	—	—	16.4
Derivatives	6,505.1	1,261.5	—	(7,294.9)	471.7
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	10,674.8	1,316.9	—	(7,336.0)	4,655.7
Receivables from clients, net - Derivatives	50.8	495.4	—	(543.9)	2.3
Equity securities	372.4	18.5	—	—	390.9
Corporate and municipal bonds	—	196.8	—	—	196.8
U.S. Treasury obligations	641.0	—	—	—	641.0
U.S. government agency obligations	—	334.1	—	—	334.1
Foreign government obligations	4.1	—	—	—	4.1
Agency mortgage-backed obligations	—	3,021.4	—	—	3,021.4
Asset-backed obligations	—	75.8	—	—	75.8
Derivatives	0.6	901.5	—	(616.7)	285.4
Commodities leases	—	23.9	—	—	23.9
Commodities warehouse receipts	33.1	—	—	—	33.1
Exchange firm common stock	11.5	—	—	—	11.5
Cash flow hedges	—	4.7	—	—	4.7
Mutual funds and other	25.8	—	0.6	—	26.4
Financial instruments owned	1,088.5	4,576.7	0.6	(616.7)	5,049.1
Physical commodities inventory	111.5	240.1	—	—	351.6
Total assets at fair value	$12,033.3	$6,629.1	$0.6	$(8,496.6)	$10,166.4
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$1.3	$—	$1.3
Payables to clients - Derivatives	6,435.2	207.0	—	(5,972.7)	669.5
TBA and forward settling securities	—	72.5	—	(37.5)	35.0
Derivatives	109.9	1,505.4	—	(1,616.2)	(0.9)
Payable to broker-dealers, clearing organizations and counterparties	109.9	1,577.9	—	(1,653.7)	34.1
Equity securities	318.0	13.0	—	—	331.0
Foreign government obligations	5.9	—	—	—	5.9
Corporate and municipal bonds	—	98.6	—	—	98.6
U.S. Treasury obligations	1,830.6	—	—	—	1,830.6
U.S. government agency obligations	—	13.8	—	—	13.8
Agency mortgage-backed obligations	—	40.8	—	—	40.8
Derivatives	2.5	762.7	—	(555.5)	209.7
Cash flow hedges	—	38.5	—	—	38.5
Other	—	0.8	1.2	—	2.0
Financial instruments sold, not yet purchased	2,157.0	968.2	1.2	(555.5)	2,570.9
Total liabilities at fair value	$8,702.1	$2,753.1	$2.5	$(8,181.9)	$3,275.8
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.0	$—	$—	$—	$4.0
Money market mutual funds	39.5	—	—	—	39.5
Cash and cash equivalents	43.5	—	—	—	43.5
Commodities warehouse receipts	19.7	—	—	—	19.7
U.S. Treasury obligations	786.0	—	—	—	786.0
Securities and other assets segregated under federal and other regulations	805.7	—	—	—	805.7
U.S. Treasury obligations	4,258.5	—	—	—	4,258.5
TBA and forward settling securities	—	207.6	—	(91.4)	116.2
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	7,714.4	461.4	—	(9,747.7)	(1,571.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	11,987.3	669.0	—	(9,839.1)	2,817.2
Receivables from clients, net - Derivatives	67.2	511.6		(579.3)	(0.5)
Equity securities	367.9	11.8	—	—	379.7
Corporate and municipal bonds	—	156.8	—	—	156.8
U.S. Treasury obligations	347.6	—	—	—	347.6
U.S. government agency obligations	—	343.0	—	—	343.0
Foreign government obligations	4.8	—	—	—	4.8
Agency mortgage-backed obligations	—	2,588.7	—	—	2,588.7
Asset-backed obligations	—	70.7	—	—	70.7
Derivatives	0.7	694.3	—	(502.4)	192.6
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	24.9	—	—	—	24.9
Exchange firm common stock	10.6	—	—	—	10.6
Mutual funds and other	17.4	4.1	—	—	21.5
Financial instruments owned	773.9	3,895.8	—	(502.4)	4,167.3
Physical commodities inventory	136.3	223.5	—	—	359.8
Total assets at fair value	$13,813.9	$5,299.9	$—	$(10,920.8)	$8,193.0
Liabilities:
Payables to clients - Derivatives	7,722.5	175.4		(9,290.3)	(1,392.4)
TBA and forward settling securities	—	154.9	—	(96.9)	58.0
Derivatives	58.7	590.6	—	(651.5)	(2.2)
Payable to broker-dealers, clearing organizations and counterparties	58.7	745.5	—	(748.4)	55.8
Equity securities	299.9	5.7	—	—	305.6
Foreign government obligations	0.5	—	—	—	0.5
Corporate and municipal bonds	—	63.2	—	—	63.2
U.S. Treasury obligations	1,686.5	—	—	—	1,686.5
U.S. government agency obligations	—	24.3	—	—	24.3
Agency mortgage-backed obligations	—	5.4	—	—	5.4
Derivatives	—	779.7	—	(466.3)	313.4
Cash flow hedges	—	70.6	—	—	70.6
Other	—	0.1	—	—	0.1
Financial instruments sold, not yet purchased	1,986.9	949.0	—	(466.3)	2,469.6
Total liabilities at fair value	$9,768.1	$1,869.9	$—	$(10,505.0)	$1,133.0
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at March 31, 2023 and September 30, 2022 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 9, with a carrying value of $340.6 million as of March 31, 2023. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of March 31, 2023, the Senior Secured Notes had a fair value of $351.9 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2023 and September 30, 2022 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2023. The total financial instruments sold, not yet purchased of $2,570.9 million and $2,469.6 million as of March 31, 2023 and September 30, 2022, respectively, includes $209.7 million and $313.4 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of March 31, 2023 and September 30, 2022.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2023 and September 30, 2022. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2023		September 30, 2022
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,052.1	$2,040.6	$4,520.4	$4,519.3
OTC commodity derivatives	1,476.1	1,395.6	756.9	695.6
Exchange-traded foreign exchange derivatives	213.0	213.0	25.6	25.7
OTC foreign exchange derivatives	762.5	716.0	577.1	549.3
Exchange-traded interest rate derivatives	2,097.1	2,099.7	2,626.8	2,626.7
OTC interest rate derivatives	287.3	287.3	168.9	205.1
Exchange-traded equity index derivatives	2,194.3	2,194.3	609.5	609.5
OTC equity and indices derivatives	132.5	76.2	164.4	95.7
TBA and forward settling securities	55.4	72.5	207.6	154.9
Subtotal	9,270.3	9,095.2	9,657.2	9,481.8
Derivative contracts designated as hedging instruments:
Interest rate contracts	1.8	38.4	—	48.8
Foreign currency forward contracts	2.9	0.1	—	21.8
Subtotal	4.7	38.5	—	70.6
Gross fair value of derivative contracts	$9,275.0	$9,133.7	$9,657.2	$9,552.4
Impact of netting and collateral	(8,496.6)	(8,181.9)	(10,920.8)	(10,505.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$486.0		$(1,455.7)
Total fair value included in Receivables from clients, net	$2.3		$(0.5)
Total fair value included in Financial instruments owned, at fair value	$290.1		$192.6
Total fair value included in Payables to clients		$669.5		$(1,392.4)
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$34.1		$55.8
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$248.2		$384.0
(1)As of March 31, 2023 and September 30, 2022, the Company’s derivative contract volume for open positions was approximately 16.4 million and 13.3 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of March 31, 2023, the Company’s hedges will all have matured by approximately 2 years from the end of the current period.

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

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended March 31, 2023 and 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. The fair values of derivative instruments designated for hedging held as of March 31, 2023 and September 30, 2022 are as follow:

		March 31, 2023	September 30, 2022
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$1.8	$—
Foreign currency forward contracts	Financial instruments owned, net	2.9	—
Total derivatives designated as hedging instruments		$4.7	$—

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$0.5	$—
Total expected to be released from Other comprehensive income into earnings		$0.5	$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$38.4	$48.8
Foreign currency forward contracts	Financial instruments sold, not yet purchased	0.1	21.8
Total derivatives designated as hedging instruments		$38.5	$70.6

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$32.7	$9.7
Foreign currency forward contracts		—	8.9
Total expected to be released from Other comprehensive income into earnings		$32.7	$18.6

The notional values of derivative instruments designated for hedging held as of March 31, 2023 and September 30, 2022 are as follow:

	March 31, 2023		September 30, 2022
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$2,000.0		$1,500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	—
USD		$33.2		$—
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£168.0		£168.0
USD		$206.8		$207.3

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2023 and 2022 are as follows:

(in millions)	Income Statement Location	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Total amounts in income related to hedges
Interest rate contracts	Interest income	$(11.6)	$(17.0)
Foreign currency forward contracts	Compensation and benefits	0.7	0.5
Total derivatives designated as hedging instruments		$(10.9)	$(16.5)

Loss on cash flow hedging relationships:
Amount of loss reclassified from accumulated other comprehensive income into income		$(10.9)	$(16.5)
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Total amounts in income related to hedges
Interest rate contracts	Interest Income	$1.6	$1.7
Total derivatives designated as hedging instruments		$1.6	$1.7

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income		$1.6	$1.7
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three and six months ended March 31, 2023 and 2022 are as follow:

	Three Months Ended March 31, 2023
(in millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$10.6	Interest Income	$(11.6)
Foreign currency forward contracts	3.7	Compensation and benefits	0.7
Total	$14.3		$(10.9)

	Six Months Ended March 31, 2023
(in millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$9.2	Interest Income	$(17.0)
Foreign currency forward contracts	19.8	Compensation and benefits	0.5
Total	$29.0		$(16.5)

	Three Months Ended March 31, 2022
(in millions)	Amount of Gain/(loss) Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.1	Interest Income	$1.6
Total	$18.1		$1.6

	Six Months Ended March 31, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.2	Interest Income	$1.7
Total	$18.2		$1.7
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and six months ended March 31, 2023 and 2022 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Commodities	$147.8	$135.2	$202.0	$182.9
Foreign exchange	(72.8)	56.7	(24.0)	92.5
Interest rate, equities, and indices	25.6	27.4	33.9	52.8
TBA and forward settling securities	(14.1)	94.1	(37.1)	92.0
Net gains from derivative contracts	$86.5	$313.4	$174.8	$420.2
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2023 and September 30, 2022 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of March 31, 2023 and $1.4 million as of September 30, 2022. The allowance for doubtful accounts related to receivables from clients was $48.7 million and $46.4 million as of March 31, 2023 and September 30, 2022, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of March 31, 2023 and September 30, 2022.
Activity in the allowance for doubtful accounts for the six months ended March 31, 2023 was as follows:

(in millions)
Balance as of September 30, 2022	$47.8
Provision for bad debts	1.3
Allowance charge-offs	(0.3)
Balance as of March 31, 2023	$48.8
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	March 31, 2023	September 30, 2022
Physical Ag & Energy(1)	$240.1	$223.6
Precious metals - held by broker-dealer subsidiary	111.5	136.3
Precious metals - held by non-broker-dealer subsidiaries	220.5	153.6
Physical commodities inventory, net	$572.1	$513.5
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	March 31, 2023	September 30, 2022
Commercial	$33.8	$32.6
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Total Goodwill	$59.4	$58.2

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$4.1	$(2.0)	$2.1	$3.7	$(1.6)	$2.1
Software programs/platforms	28.6	(23.9)	4.7	28.3	(19.4)	8.9
Client and supplier base	38.1	(21.1)	17.0	29.5	(18.0)	11.5
Total intangible assets subject to amortization	70.8	(47.0)	23.8	61.5	(39.0)	22.5

Intangible assets not subject to amortization
Website domains	2.0	—	2.0	1.8	—	1.8
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.7	—	5.7	5.5	—	5.5
Total intangible assets	$76.5	$(47.0)	$29.5	$67.0	$(39.0)	$28.0

Amortization expense related to intangible assets was $4.1 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to intangible assets was $8.0 million and $7.4 million for the six months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2023 (remaining six months)	$6.3
Fiscal 2024	6.8
Fiscal 2025	3.6
Fiscal 2026	2.8
Fiscal 2027 and thereafter	4.3
Total intangible assets subject to amortization	$23.8
Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $1,130.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
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
•An unsecured syndicated committed borrowing facility under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. This facility was amended to extend its maturity to October 14, 2023. The facility is guaranteed by the Company.

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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	March 31, 2023		September 30, 2022
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2025	$475.0	$312.5	(5)	$260.0
StoneX Financial Inc.	None	December 11, 2023	180.0	—	(5)	—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2024	400.0	221.1	(5)	217.0
StoneX Financial Ltd.	None	October 14, 2023	75.0	—	(5)	—
			$1,130.0	$533.6		$477.0

Uncommitted Credit Facilities	Various			19.9	(5)	—
Note Payable to Bank	Certain equipment			7.8	(5)	8.1
Senior Secured Notes	(2)			340.6	(3),(4)	339.1
Total outstanding borrowings				$901.9		$824.2

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
(3) Amounts outstanding under the Notes are reported net of unamortized original issue discount of $7.4 million and $8.8 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, some of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2023. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2023, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Securities and Commodity Financing Transactions
The Company’s repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Condensed Consolidated Balance Sheets, which is a reasonable approximation of their fair values due to their short-term nature. Secured borrowing and lending arrangements are entered into to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. The fair value of securities loaned and borrowed is monitored daily compared with the related payable or receivable, and additional collateral or returning excess collateral is requested, as appropriate. These arrangements may serve to limit credit risk resulting from our transactions with our counterparties. Financial instruments are pledged as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Agreements with counterparties generally contain contractual provisions allowing counterparties the right to sell or repledge collateral. Either the Company or its counterparties may require additional collateral. All collateral is held by the Company or a custodian.
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	March 31, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$7,237.3	$1,564.1	$1,492.4	$38.3	$10,332.1
Securities loaned	764.5	—	—	—	764.5
Gross amount of secured financing	$8,001.8	$1,564.1	$1,492.4	$38.3	$11,096.6

	September 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$3,664.7	$2,279.1	$186.3	$3.4	$6,133.5
Securities loaned	1,189.5	—	—	—	1,189.5
Gross amount of secured financing	$4,854.2	$2,279.1	$186.3	$3.4	$7,323.0
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	March 31, 2023	September 30, 2022
U.S. Treasury obligations	$4,777.7	$1,311.0
U.S. government agency obligations	476.0	604.1
Asset-backed obligations	54.8	178.0
Agency mortgage-backed obligations	4,651.0	3,762.5
Foreign government obligations	124.1	97.2
Corporate bonds	248.5	180.7
Total securities sold under agreement to repurchase	$10,332.1	$6,133.5

Securities loaned
Equity securities	$764.5	$1,189.5
Total securities loaned	764.5	1,189.5
Gross amount of secured financing	$11,096.6	$7,323.0
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,932.2	$(5,309.0)	$2,623.2
Securities borrowed	$753.7	$—	$753.7
Securities sold under agreements to repurchase	$10,332.1	$(5,309.0)	$5,023.1
Securities loaned	$764.5	$—	$764.5

	September 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,609.9	$(2,937.9)	$1,672.0
Securities borrowed	$1,209.8	$—	$1,209.8
Securities sold under agreements to repurchase	$6,133.5	$(2,937.9)	$3,195.6
Securities loaned	$1,189.5	$—	$1,189.5
The Company pledges securities owned as collateral in both tri-party and bilateral arrangements. Pledged securities under tri-party arrangements may not be repledged or sold by the Company’s counterparties, whereas bilaterally pledged securities may be. The approximate fair value of pledged securities that can be sold or repledged by the Company’s counterparties has been parenthetically disclosed on the Condensed Consolidated Balance Sheets.
The Company receives securities as collateral under reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of counterparties. This collateral is used by the Company to cover financial instruments sold, not yet purchased; to obtain financing in the form of repurchase agreements; and to meet counterparties’ needs under lending arrangement and matched-booked trading strategies. Additional securities collateral is obtained as necessary to ensure such transactions are adequately collateralized. In many instances, the Company is permitted by contract to repledge the securities received as collateral, which may include pledges to cover collateral requirements for tri-party repurchase agreements.

The following table sets forth the carrying value of collateral pledged, received and repledged (in millions):

	March 31, 2023	September 30, 2022
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$4,824.6	$3,787.8
Securities received as collateral that may be repledged	$8,832.5	$5,836.1
Securities received as collateral that may be repledged covering securities sold short	$2,005.2	$1,615.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$754.9	$1,146.0

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

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of March 31, 2023, the receivable from these client accounts, net of collections and other allowable deductions, was $22.0 million, with no individual account receivable exceeding $1.4 million. As of March 31, 2023, the allowance against these uncollected balances was $6.7 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. related to the trading losses in their accounts. During the six months ended March 31, 2023, the Company reached privately negotiated settlements of a number of arbitration proceedings, pursuant to which in most cases the account holders agreed to pay all or a substantial portion of their outstanding deficit balances and in some cases the Company agreed to make certain payments to the account holders that are not material to the Company, individually or in the aggregate. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
As of March 31, 2023 and September 30, 2022, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2022.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2023, the Company had $1.4 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2023.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income, net of tax	11.4	—	29.0	40.4
Balances as of March 31, 2023	$(23.0)	$(2.7)	$(24.5)	$(50.2)

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Revenues from contracts with clients as a percentage of total revenues	5.7%	5.9%	6.4%	6.2%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$55.3	$57.7	$104.0	$102.3
OTC derivative brokerage	4.5	4.9	8.1	9.3
Equities and fixed income	15.6	17.1	31.0	31.7
Mutual funds	0.9	1.2	1.5	2.4
Insurance and annuity products	2.7	2.4	4.5	5.2
Other	1.1	0.9	2.2	1.7
Total sales-based commission	80.1	84.2	151.3	152.6
Trailing:
Mutual funds	3.1	3.6	6.1	7.5
Insurance and annuity products	3.5	4.2	7.0	8.6
Total trailing commission	6.6	7.8	13.1	16.1

Clearing fees	40.0	40.6	76.0	77.0
Trade conversion fees	2.0	4.0	4.4	6.0
Other	2.0	1.8	3.9	3.0
Total commission and clearing fees	130.7	138.4	248.7	254.7
Consulting, management, and account fees:
Underwriting fees	0.1	0.1	0.3	0.3
Asset management fees	11.1	11.4	21.8	22.0
Advisory and consulting fees	9.0	7.5	17.7	15.0
Sweep program fees	12.9	0.5	24.3	1.0
Client account fees	3.7	4.3	7.5	8.0
Other	3.9	1.6	8.9	3.2
Total consulting, management, and account fees	40.7	25.4	80.5	49.5
Sales of physical commodities:
Precious metals sales	746.4	807.0	1,535.0	1,587.3
Total revenues from contracts with clients	$917.8	$970.8	$1,864.2	$1,891.5

Method of revenue recognition:
Point-in-time	$878.2	$943.6	$1,787.3	$1,837.4
Time elapsed	39.6	27.2	76.9	54.1
Total revenues from contracts with clients	917.8	970.8	1,864.2	1,891.5
Other sources of revenues
Physical precious metals trading	13,703.1	14,211.3	24,182.1	26,526.6
Physical agricultural and energy product trading	1,056.7	845.9	2,192.5	1,669.2
Principal gains, net	256.6	323.5	510.8	574.6
Interest income	226.8	31.2	423.0	62.2
Total revenues	$16,161.0	$16,382.7	$29,172.6	$30,724.1

Total revenues by primary geographic region:
United States	$1,471.1	$1,204.6	$3,034.7	$2,329.3
Europe	912.0	933.6	1,827.0	1,818.2
South America	56.5	23.6	118.7	41.3
Middle East and Asia	13,720.0	14,218.5	24,186.3	26,530.7
Other	1.4	2.4	5.9	4.6
Total revenues	$16,161.0	$16,382.7	$29,172.6	$30,724.1

Operating revenues by primary geographic region:
United States	$538.5	$364.5	$1,028.4	$668.6
Europe	105.5	131.3	207.0	239.0
South America	32.0	23.6	63.5	41.3
Middle East and Asia	27.1	23.0	54.5	41.8
Other	1.3	2.3	5.8	4.5
Total operating revenues	$704.4	$544.7	$1,359.2	$995.2

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Dividend income on long equity positions	$3.2	$26.3	$17.4	$87.5
Dividend expense on short equity positions	4.1	25.5	17.3	77.9
Dividend (loss)/income, net reported within Principal Gains, net	$(0.9)	$0.8	$0.1	$9.6
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Non-income taxes	$2.2	$5.5	$6.9	$9.1
Insurance	3.0	3.0	5.7	5.4
Employee related expenses	2.3	1.8	5.9	4.0
Other direct business expenses	4.1	2.9	8.1	4.4
Membership fees	1.1	1.1	1.9	1.8
Director and public company expenses	0.5	0.6	1.0	1.0
Office expenses	0.5	0.4	0.9	0.8
Other expenses	1.6	1.6	4.3	2.3
Total other expenses	$15.3	$16.9	$34.7	$28.8
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
Current and Prior Period Tax Expense
Income tax expense of $15.8 million and $23.4 million for the three months ended March 31, 2023 and 2022, respectively, and income tax expense of $34.8 million and $34.2 million for the six months ended March 31, 2023 and 2022, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 27% for the three months ended March 31, 2023 and 2022. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2023. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of March 31, 2023
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$394.7	$228.8
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$493.1	$358.0
Gain Capital Group, LLC	CFTC and NFA	$54.3	$29.3
StoneX Financial Pte. Ltd.	Monetary Authority of Singapore ("MAS")	$65.9	$17.8
StoneX Markets LLC	CFTC and NFA	$211.3	$121.4
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of March 31, 2023, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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
During the three months ended March 31, 2023, CDI contributed $(1.7) million of Net operating revenue and $(4.1) million of Net loss. During the six months ended March 31, 2023, CDI contributed $12.3 million of Net operating revenue and $5.1 million of Net income.
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
The purchase price consists of $0.2 million of cash consideration and also includes a contingent earn-out valued at approximately $1.3 million with annual payments over the four years following the acquisition. The contingent earn-out payments are variable in nature, as they equal a percentage of the acquired business line’s pre-tax profits, as defined in the purchase agreement. The business activities of Incomm will be assigned to the Company’s Commercial reportable segment. The acquisition generated $1.3 million of Goodwill.
Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 3,800 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Total revenues:
Commercial	$15,450.7	$15,792.5	$27,744.2	$29,616.1
Institutional	362.5	202.8	706.0	364.1
Retail	304.6	349.6	620.8	665.9
Global Payments	49.8	41.0	105.2	83.4
Corporate Unallocated	2.5	1.9	15.3	4.0
Eliminations	(9.1)	(5.1)	(18.9)	(9.4)
Total	$16,161.0	$16,382.7	$29,172.6	$30,724.1
Operating revenues:
Commercial	$220.1	$184.1	$402.5	$336.7
Institutional	362.5	202.8	706.0	364.1
Retail	78.6	120.0	149.1	216.4
Global Payments	49.8	41.0	105.2	83.4
Corporate Unallocated	2.5	1.9	15.3	4.0
Eliminations	(9.1)	(5.1)	(18.9)	(9.4)
Total	$704.4	$544.7	$1,359.2	$995.2
Net operating revenues (loss):
Commercial	$185.1	$155.8	$337.8	$285.5
Institutional	137.9	132.8	281.1	225.7
Retail	50.8	86.8	94.7	151.6
Global Payments	47.4	38.9	100.7	79.2
Corporate Unallocated	(21.8)	(14.0)	(32.9)	(27.9)
Total	$399.4	$400.3	$781.4	$714.1
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$140.9	$109.6	$256.6	$200.3
Institutional	89.3	82.3	183.9	139.7
Retail	48.4	80.7	87.6	140.7
Global Payments	38.1	32.1	80.2	64.0
Total	$316.7	$304.7	$608.3	$544.7
Segment income (loss):
(Net contribution less non-variable direct segment costs)
Commercial	$102.9	$70.1	$185.7	$135.6
Institutional	55.8	50.0	117.8	81.9
Retail	4.8	45.5	0.6	68.9
Global Payments	15.9	23.9	48.2	48.4
Total	$179.4	$189.5	$352.3	$334.8
Reconciliation of segment income to income before tax:
Segment income	$179.4	$189.5	$352.3	$334.8
Net costs not allocated to operating segments	(121.9)	(102.1)	(222.7)	(194.9)
Gain on acquisition	—	—	23.5	—
Income before tax	$57.5	$87.4	$153.1	$139.9

(in millions)	As of March 31, 2023	As of September 30, 2022
Total assets:
Commercial	$4,803.8	$5,931.0
Institutional	14,769.5	11,687.1
Retail	1,128.6	971.2
Global Payments	483.6	524.0
Corporate Unallocated	733.4	746.3
Total	$21,918.9	$19,859.6

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 3,800 employees as of March 31, 2023. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
Executive Summary
In the second quarter of fiscal 2023, we continued to experience strong volume growth across most of our product offerings, however while volatility continued to be heightened in both financial and physical markets, it was significantly diminished compared to the three months ended March 31, 2022. The prior year period reflected the effects of the Russian invasion of Ukraine, which resulted in a significant widening of spreads in many of the key markets in which our clients transact. This has resulted in a lower rate per contract or RPM across our product offerings compared to the prior year, with the exception of Global Payments. We continue to see the effects of the significant increase in short term interest rates, which when combined with growth in client balances, led to strong growth in interest and fee income earned on client balances.
Operating revenues increased $159.7 million, or 29%, to $704.4 million in the three months ended March 31, 2023 compared to $544.7 million in the three months ended March 31, 2022, led by our Institutional segment, which added $159.7 million compared to the three months ended March 31, 2022. In addition, our Commercial and Global Payments segments added $36.0 million and $8.8 million, respectively, compared to the three months ended March 31, 2022. Operating revenues in our Retail segment declined $41.4 million, compared to the three months ended March 31, 2022.
Net operating revenues declined $0.9 million to $399.4 million in the three months ended March 31, 2023 compared to $400.3 million in the three months ended March 31, 2022. Net operating revenues in our Retail segment declined $36.0 million, compared to the three months ended March 31, 2022, partially offset by increases in our Commercial segment, which added $29.3 million compared to the three months ended March 31, 2022. In addition, our Global Payments and Institutional segments added $8.5 million and $5.1 million, respectively, compared to the three months ended March 31, 2022.
Interest and fee income on client balances increased $93.0 million, or 894%, to $103.4 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, principally driven by a significant increase in short term interest rates as well as strong growth in our client balances, as the average client equity increased $2.0 billion, or 37%, to $7.2 billion. Average money-market/FDIC sweep balances declined 22% to $1.4 billion in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The interest expense attributable to client balances on deposit increased $36.6 million, to $37.2 million in the three months ended March 31, 2023 compared to $0.6 million in the three months ended March 31, 2022.
Overall segment income decreased $10.1 million, or 5%, to $179.4 million in the three months ended March 31, 2023 compared to $189.5 million in the three months ended March 31, 2022.
Segment income in our Commercial segment increased $32.8 million compared to the three months ended March 31, 2022, principally as a result of strong growth in interest/fees earned on client balances as well as in operating revenues derived from physical contracts, both in agricultural and energy products as well as in precious metals in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. In addition, non-variable direct expenses declined $1.5 million compared to the three months ended March 31, 2022.
Segment income in our Institutional segment increased $5.8 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This growth in segment income was driven by a $159.7 million increase in operating revenues, which was partially offset by a $156.5 million increase in interest expense, of which $117.5 million was related to our activities as an institutional fixed income dealer.
Segment income in our Retail segment declined $40.7 million, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decline was principally as a result of a 42% decline in operating revenues derived from FX/Contracts for Difference (“CFD”) contracts as a result of diminished volatility and tighter trading ranges in our larger volume markets. Non-variable direct expenses increased $2.0 million compared to the three months ended March 31, 2022. In addition, the three months ended March 31, 2022 include a $6.4 million foreign exchange antitrust class action settlement received in our Retail forex business.
Segment income in our Global Payments segment declined $8.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decline was primarily related to a $14.0 million increase in non-variable direct expenses, which was partially offset by an increase in net operating revenues. The increase in non-variable direct expenses was primarily driven by a $12.7 million increase in fixed compensation and benefits, including a $10.0 million severance charge related to a reorganization of the business. This plan will include a decline in variable compensation and benefits as a percentage of operating revenues going forward.
Interest expense related to corporate funding purposes increased $4.3 million to $14.9 million in the three months ended March 31, 2023 compared to $10.6 million in the three months ended March 31, 2022, principally due to higher short-term interest rates and an increase in average borrowings.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 51% of total expenses in the three months ended March 31, 2023 compared to 55% in the three months ended March 31, 2022. Non-variable expenses, excluding bad debts, increased $34.2 million, period-over-period, principally due to higher fixed compensation and benefits, including a $10.8 million increase in severance costs and $3.1 million million in accelerated share-base compensation relating to departing employees, as well as increases in non-trading technology and support, travel and business development, depreciation and amortization and occupancy and equipment rental.
Our net income decreased $22.3 million to $41.7 million in the three months ended March 31, 2023 compared to $64.0 million in the three months ended March 31, 2022. Diluted earnings per share were $1.95 for the three months ended March 31, 2023 compared to $3.11 in the three months ended March 31, 2022.
Recent Events Affecting the Financial Services Industry
On January 31, 2023, we were notified by ION Group, a vendor that provides back office trade processing services related to certain of our listed derivatives businesses, that it had experienced a cybersecurity incident, which rendered certain of its services inaccessible to us and its other clients. As a result of the incident, we imposed temporary restrictions on clients of our UK subsidiary relating to the trading of listed derivatives. During February 2023, these services were restored and the restrictions on clients’ activities were lifted.

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

Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$15,506.2	$15,864.2	(2)%	$27,909.6	$29,783.1	(6)%
Principal gains, net	256.6	323.5	(21)%	510.8	574.6	(11)%
Commission and clearing fees	130.7	138.4	(6)%	248.7	254.7	(2)%
Consulting, management, and account fees	40.7	25.4	60%	80.5	49.5	63%
Interest income	226.8	31.2	627%	423.0	62.2	580%
Total revenues	16,161.0	16,382.7	(1)%	29,172.6	30,724.1	(5)%
Cost of sales of physical commodities	15,456.6	15,838.0	(2)%	27,813.4	29,728.9	(6)%
Operating revenues	704.4	544.7	29%	1,359.2	995.2	37%
Transaction-based clearing expenses	69.2	76.5	(10)%	136.5	147.4	(7)%
Introducing broker commissions	42.2	43.2	(2)%	79.0	81.5	(3)%
Interest expense	178.7	14.1	1,167%	333.0	29.8	1,017%
Interest expense on corporate funding	14.9	10.6	41%	29.3	22.4	31%
Net operating revenues	399.4	400.3	—%	781.4	714.1	9%
Compensation and benefits	232.5	207.1	12%	431.5	382.1	13%
Bad debts, net of recoveries	3.0	12.3	(76)%	3.7	12.1	(69)%
Other expenses	106.4	99.9	7%	216.6	186.4	16%
Total compensation and other expenses	341.9	319.3	7%	651.8	580.6	12%
Gain on acquisition and other gain	—	6.4	(100)%	23.5	6.4	267%
Income before tax	57.5	87.4	(34)%	153.1	139.9	9%
Income tax expense	15.8	23.4	(32)%	34.8	34.2	2%
Net income	$41.7	$64.0	(35)%	$118.3	$105.7	12%

Balance Sheet information:				March 31, 2023	March 31, 2022	% Change
Total assets				$21,918.9	$21,195.7	3%
Payables to lenders under loans				$561.3	$471.3	19%
Senior secured borrowings, net				$340.6	$503.5	(32)%
Stockholders’ equity				$1,247.3	$1,005.6	24%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Operating Revenues (in millions):
Listed derivatives	$110.5	$123.0	(10)%	$210.3	$223.6	(6)%
Over-the-counter (“OTC”) derivatives	57.9	62.4	(7)%	100.4	109.1	(8)%
Securities	249.2	151.3	65%	483.3	274.0	76%
FX / Contracts For Difference (“CFD”) contracts	61.8	98.9	(38)%	110.6	171.1	(35)%
Global payments	48.5	40.1	21%	102.7	81.4	26%
Physical contracts	54.1	40.7	33%	113.8	81.6	39%
Interest / fees earned on client balances	103.4	10.4	894%	189.6	18.7	914%
Other	25.6	21.1	21%	52.1	41.1	27%
Corporate Unallocated	2.5	1.9	32%	15.3	4.0	283%
Eliminations	(9.1)	(5.1)	78%	(18.9)	(9.4)	101%
	$704.4	$544.7	29%	$1,359.2	$995.2	37%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	41,588	42,033	(1)%	81,787	78,746	4%
Listed derivatives, average rate per contract (1)	$2.54	$2.77	(8)%	$2.42	$2.70	(10)%
Average client equity - listed derivatives (millions)	$7,222	$5,267	37%	$7,722	$4,971	55%
OTC derivatives (contracts, 000’s)	858	738	16%	1,576	1,500	5%
OTC derivatives, average rate per contract	$67.94	$84.98	(20)%	$64.37	$72.85	(12)%
Securities average daily volume (“ADV”) (millions)	$5,759	$3,492	65%	$4,995	$3,095	61%
Securities rate per million (“RPM”) (2)	$282	$554	(49)%	$341	$543	(37)%
Average money market / FDIC sweep client balances (millions)	$1,374	$1,751	(22)%	$1,455	$1,663	(13)%
FX / CFD contracts ADV (millions)	$13,490	$14,937	(10)%	$13,160	$13,849	(5)%
FX / CFD contracts RPM	$72	$104	(31)%	$67	$96	(30)%
Global Payments ADV (millions)	$65	$56	16%	$70	$59	19%
Global Payments RPM	$11,916	$11,668	2%	$11,655	$11,118	5%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating revenues increased $159.7 million, or 29%, to $704.4 million in the three months ended March 31, 2023 compared to $544.7 million in the three months ended March 31, 2022.
Operating revenues derived from listed derivatives declined $12.5 million, or 10%, to $110.5 million in the three months ended March 31, 2023 compared to $123.0 million in the three months ended March 31, 2022. This decline was principally due to 8% and 1% declines in the average rate per contract and listed derivative contract volumes, respectively, compared to the three months ended March 31, 2022.
Operating revenues derived from OTC derivatives declined $4.5 million, or 7%, to $57.9 million in the three months ended March 31, 2023 compared to $62.4 million in the three months ended March 31, 2022. This was the result of a 20% decline in average rate per contract, which was partially offset by a 16% increase in OTC derivative contract volumes, compared to the three months ended March 31, 2022.

Operating revenues derived from securities transactions increased $97.9 million, or 65%, to $249.2 million in the three months ended March 31, 2023 compared to $151.3 million in the three months ended March 31, 2022. This increase was principally due to a 65% increase in ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions decreased $19.9 million, or 19%, to $84.2 million in the three months ended March 31, 2023 compared to $104.1 million in the three months ended March 31, 2022. This decline was principally due to a 49% decline in RPM principally due to a tightening of spreads realized in equity markets.
Operating revenues derived from FX/CFD contracts declined $37.1 million, or 38%, to $61.8 million in the three months ended March 31, 2023 compared to $98.9 million in the three months ended March 31, 2022, principally due to a 31% decline in FX/CFD RPM and a 10% decline in FX/CFD contracts ADV.
Operating revenues from global payments increased $8.4 million, or 21%, to $48.5 million in the three months ended March 31, 2023 compared to $40.1 million in the three months ended March 31, 2022, principally driven by a 16% increase in ADV and a 2% increase in global payments RPM.
Operating revenues derived from physical contracts increased $13.4 million, or 33%, to $54.1 million in the three months ended March 31, 2023 compared to $40.7 million in the three months ended March 31, 2022. This increase was principally due to growth in both our physical agricultural and energy business and physical precious metals business.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $93.0 million, or 894%, to $103.4 million in the three months ended March 31, 2023 compared to $10.4 million in the three months ended March 31, 2022. This was principally driven by a significant increase in short term interest rates as well as a 37% increase in average client equity in listed derivatives.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Operating revenues increased $364.0 million , or 37%, to $1,359.2 million in the six months ended March 31, 2023 compared to $995.2 million in the six months ended March 31, 2022. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues from listed derivatives declined $13.3 million, or 6%, to $210.3 million in the six months ended March 31, 2023 compared to $223.6 million in the six months ended March 31, 2022, principally driven by a 10% decline in the average rate per contract, which was partially offset by a 4% increase in listed derivative contract volumes.
Operating revenues in OTC derivatives declined $8.7 million, or 8%, to $100.4 million in the six months ended March 31, 2023 compared to $109.1 million in the six months ended March 31, 2022. This growth was principally driven by a 12% decline in average rate per contract which was partially offset by a 5% increase OTC contract volumes.
Operating revenue from securities transactions increased $209.3 million, or 76%, to $483.3 million in the six months ended March 31, 2023 compared to $274.0 million in the six months ended March 31, 2022. This increase was principally due to a 61% increase in securities ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions increased $1.0 million, or 1%, to $177.6 million in the six months ended March 31, 2023 compared to $176.6 million in the three months ended March 31, 2022. This increase was principally driven by the 61% increase in securities ADV, which was mostly offset by a 37% decline in RPM principally due to a tightening of spreads realized in equity markets.
Operating revenues from FX/CFD contracts declined $60.5 million, or 35%, to $110.6 million in the six months ended March 31, 2023 compared to $171.1 million in the six months ended March 31, 2022, principally as a result of a 30% decline in FX/CFD contracts RPM, as well as a 5% decline in FX/CFD contracts ADV.
Operating revenues from global payments increased by $21.3 million, or 26%, to $102.7 million in the six months ended March 31, 2023 compared to $81.4 million in the six months ended March 31, 2022, principally as a result of a 19% increase in ADV, as well as a 5% increase in payments RPM.
Operating revenues from physical contracts increased $32.2 million, or 39%, to $113.8 million in the six months ended March 31, 2023 compared to $81.6 million in the six months ended March 31, 2022, principally due to increased client activity in agricultural and energy commodities, including the acquisition of CDI, effective October 31, 2022, as well as continued strong client demand for precious metals.

Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $170.9 million, or 914%, to $189.6 million in the six months ended March 31, 2023 compared to $18.7 million in the six months ended March 31, 2022, principally as a result of a significant increase in short term interest rates as well as a 55% increase in average client equity.
Interest and Transactional Expenses
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Transaction-based clearing expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$69.2	$76.5	$(7.3)	(10)%
Percentage of operating revenues	10%	14%
The decrease in transaction-based clearing expense was principally due to lower fees in the Equity Capital Markets business, which related to lower ADR fees, lower fees in the Retail Forex business, which related to decreased FX/CFD ADV, and lower fees in the Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded. These decreases were partially offset by higher fees in the Debt Capital Markets business due to an increase in ADV. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Introducing broker commissions

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Introducing broker commissions	$42.2	$43.2	$(1.0)	(2)%
Percentage of operating revenues	6%	8%
The decrease in introducing broker commission expense was principally due to lower revenues within our Independent Wealth Management and Retail Forex businesses, resulting in lower costs, and lower expense in our Financial Ag and Energy business due to product mix traded, partially offset by higher costs in our Asset Management business as well as incremental expense from the CDI acquisition, effective October 31, 2022. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Interest expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$119.4	$1.9	$117.5	6,184%
Securities borrowing	8.3	4.9	3.4	69%
Client balances on deposit	37.2	0.6	36.6	n/m
Short-term financing facilities of subsidiaries and other direct interest of operating segments	13.8	6.7	7.1	106%
	178.7	14.1	164.6	1,167%
Corporate funding	14.9	10.6	4.3	41%
Total interest expense	$193.6	$24.7	$168.9	684%
The increase in interest expense attributable to trading activities was principally due to an increase in short term interest rates, an increase in ADV in our fixed income business, an increase in client balances on which we pay interest.
The increase in interest expense attributable to corporate funding was principally due to higher short-term interest rates on our revolving credit facility as well as an increase in average borrowings.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Transaction-based clearing expenses

	Six Months Ended March 31,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$136.5	$147.4	$(10.9)	(7)%
Percentage of operating revenues	10%	15%
The decrease in transaction-based clearing expense was principally due to lower fees in the Equity Capital Markets business, related to lower ADR fees, the Retail Forex business, related to FX/CFD ADV, and the Exchange-Traded Futures & Options business, related to a decrease in contracts traded. These decreases were partially offset by higher fees in the Debt Capital Markets business due to an increase in ADV. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Introducing broker commissions

	Six Months Ended March 31,
	2023	2022	$ Change	% Change
Introducing broker commissions	$79.0	$81.5	$(2.5)	(3)%
Percentage of operating revenues	6%	8%
The decrease in introducing broker commission expense was principally due to lower revenues within our Independent Wealth Management and Retail Forex businesses, resulting in lower costs, and lower expense in our Financial Ag and Energy business due to product mix traded, partially offset by higher costs in our Asset Management and Global Payments businesses as well as incremental expense from the CDI acquisition, effective October 31, 2022. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Interest expense

	Six Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$215.7	$4.9	$210.8	4,302%
Securities borrowing	16.2	10.6	5.6	53%
Client balances on deposit	73.7	1.0	72.7	n/m
Short-term financing facilities of subsidiaries and other direct interest of operating segments	27.4	13.3	14.1	106%
	333.0	29.8	303.2	1,017%
Corporate funding	29.3	22.4	6.9	31%
Total interest expense	$362.3	$52.2	$310.1	594%
The increase in interest expense attributable to trading activities was principally due to an increase in short term interest rates, an increase in ADV in our fixed income business, an increase in client balances on which we pay interest.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Net Operating Revenues (in millions):
Listed derivatives	$53.6	$62.8	(15)%	$102.2	$112.9	(9)%
OTC derivatives	57.8	62.5	(8)%	100.3	109.1	(8)%
Securities	84.2	104.1	(19)%	177.6	176.6	1%
FX / CFD contracts	50.8	85.8	(41)%	88.9	146.9	(39)%
Global Payments	46.1	38.0	21%	98.2	77.2	27%
Physical contracts	43.7	35.8	22%	94.7	72.3	31%
Interest, net / fees earned on client balances	68.1	9.1	648%	117.7	16.6	609%
Other	16.9	16.2	4%	34.7	30.4	14%
Corporate Unallocated	(21.8)	(14.0)	56%	(32.9)	(27.9)	18%
	$399.4	$400.3	—%	$781.4	$714.1	9%
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$121.8	$124.1	(2)%	$240.3	$224.5	7%
Fixed compensation and benefits	110.7	83.0	33%	191.2	157.6	21%
	232.5	207.1	12%	431.5	382.1	13%
Other expenses:
Trading systems and market information	17.8	16.9	5%	35.5	33.0	8%
Professional fees	11.3	13.8	(18)%	27.2	25.7	6%
Non-trading technology and support	16.2	12.8	27%	31.0	25.8	20%
Occupancy and equipment rental	10.6	8.8	20%	19.5	17.5	11%
Selling and marketing	14.2	14.3	(1)%	27.1	25.3	7%
Travel and business development	5.8	3.0	93%	11.5	5.9	95%
Communications	2.1	2.1	—%	4.3	4.0	8%
Depreciation and amortization	13.1	11.3	16%	25.8	20.4	26%
Bad debts, net of recoveries	3.0	12.3	(76)%	3.7	12.1	(69)%
Other	15.3	16.9	(9)%	34.7	28.8	20%
	109.4	112.2	(2)%	220.3	198.5	11%
Total compensation and other expenses	$341.9	$319.3	7%	$651.8	$580.6	12%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Compensation and Other Expenses: Compensation and other expenses increased $22.6 million, or 7%, to $341.9 million in the three months ended March 31, 2023 compared to $319.3 million in the three months ended March 31, 2022.
Compensation and Benefits:

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$103.6	$109.0	$(5.4)	(5)%
Administrative, executive, and centralized and local operations	18.2	15.1	3.1	21%
Total variable compensation and benefits	121.8	124.1	(2.3)	(2)%
Variable compensation and benefits as a percentage of net operating revenues	30%	31%

Fixed compensation and benefits:
Non-variable salaries	66.5	55.8	10.7	19%
Employee benefits and other compensation, excluding share-based compensation	34.9	23.0	11.9	52%
Share-based compensation	9.3	4.2	5.1	121%
Total fixed compensation and benefits	110.7	83.0	27.7	33%
Total compensation and benefits	232.5	207.1	25.4	12%
Total compensation and benefits as a percentage of operating revenues	33%	38%
Number of employees, end of period	3,839	3,335	504	15%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher severance, payroll taxes, benefits, and retirement costs. During the three months ended March 31, 2023, severance costs were $12.1 million, principally related to a reorganization within the Global Payments business. During the three months ended March 31, 2022, severance costs were $1.3 million. Partially offsetting the increases was an increase in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation contains stock option and restricted stock expense, including $3.1 million in accelerated share-based compensation for employee departures that are related to retirements and certain business reorganizations.
Other Expenses: Other non-compensation expenses decreased $2.8 million, or 2%, to $109.4 million in the three months ended March 31, 2023 compared to $112.2 million in the three months ended March 31, 2022.
Trading systems and market information increased $0.9 million, principally due to higher market information costs in the Debt Capital Markets, Retail Forex and Financial Ag & Energy businesses, partially offset by lower trading system costs.
Professional fees decreased $2.5 million, principally due to lower legal fees, partially offset by an increase in accounting and other consulting fees.
Non-trading technology and support increased $3.4 million, principally due to an increase in non-trading software maintenance and support costs related to various IT systems and an increase in external data center services costs.
Travel and business development increased $2.8 million, principally due to higher transportation and lodging costs across several business lines following periods of reduced travel.
Depreciation and amortization increased $1.8 million, principally due to the incremental depreciation expense from internally developed software placed into service, as well as higher amortization on leasehold improvements and intangibles acquired.
Other expenses decreased $1.6 million, principally due to lower contingent acquisition related expense and non-income taxes, partially offset by an increase in certain settlement matters and non-variable direct business costs.
Bad debts, net of recoveries decreased $9.3 million over the prior year. During the three months ended March 31, 2023, bad debts, net of recoveries were $3.0 million, principally related to a client receivable in the Physical Ag & Energy business. During the three months ended March 31, 2022, we recorded bad debts of $12.3 million, principally due to $9.8 million within the Commercial segment, including $5.9 million of client trading account deficits in the Financial Ag & Energy business, and $3.3 million of client receivables in the Physical Ag & Energy business. Additionally, we recorded $2.1 million of bad debt expense within the Institutional segment, including $1.6 million of client receivables in the Equity Capital Markets business and

$0.5 million in client trading account deficits in the Exchange-Traded Futures and Options business, and $0.4 million within the Retail segment.
Other Gain: The results of the three months ended March 31, 2022 include a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022.
Provision for Taxes: The effective income tax rate was 27% in the three months ended March 31, 2023 and 2022. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Compensation and Other Expenses: Compensation and other expenses increased $71.2 million, or 12%, to $651.8 million in the six months ended March 31, 2023 compared to $580.6 million in the six months ended March 31, 2022.
Compensation and Benefits:

	Six Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$204.4	$196.2	$8.2	4%
Administrative, executive, and centralized and local operations	35.9	28.3	7.6	27%
Total variable compensation and benefits	240.3	224.5	15.8	7%
Variable compensation and benefits as a percentage of net operating revenues	31%	31%

Fixed compensation and benefits:
Non-variable salaries	127.9	109.0	18.9	17%
Employee benefits and other compensation, excluding share-based compensation	48.4	40.3	8.1	20%
Share-based compensation	14.9	8.3	6.6	80%
Total fixed compensation and benefits	191.2	157.6	33.6	21%
Total compensation and benefits	$431.5	$382.1	$49.4	13%
Total compensation and benefits as a percentage of operating revenues	32%	38%
Number of employees, end of period	3,839	3,335	504	15%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally related to higher severance, payroll taxes, benefits, and retirement costs. During the six months ended March 31, 2023, severance costs were $12.7 million, principally related to a reorganization within the Global Payments business. During the six months ended March 31, 2022, severance costs were $2.0 million. Partially offsetting the increases was an increase in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation contains stock option and restricted stock expense, including $3.1 million in accelerated share-based compensation for employee departures that are related to retirements and certain business reorganizations.
Other Expenses: Other non-compensation expenses increased $21.8 million, or 11%, to $220.3 million in the six months ended March 31, 2023 compared to $198.5 million in the six months ended March 31, 2022.
Trading systems and market information costs increased $2.5 million, principally due to higher market information costs in the Debt Capital Markets and Retail Forex businesses, partially offset by lower trading system costs.
Professional fees increased $1.5 million, principally due to higher accounting and other consulting fees, partially offset by lower legal fees.
Non-trading technology and support increased $5.2 million, principally due to higher non-trading software maintenance and support costs related to various IT systems and an increase in external data center services costs.
Selling and marketing costs increased $1.8 million, principally due to increased costs of hosted conferences and marketing communications materials in our Financial Ag & Energy business and increased campaigns related to our Retail Forex business.
Travel and business development increased $5.6 million, principally due to higher transportation and lodging costs across all business lines and support departments following periods of reduced travel.

Depreciation and amortization increased $5.4 million, principally due to the incremental depreciation expense from internally developed software placed into service, as well as higher amortization on leasehold improvements and intangibles acquired.
Other expenses increased $5.9 million, principally due to an increase in certain litigation settlement matters, non-variable direct business costs and non-compensation employee based expenses, partially offset by lower non-income taxes and lower contingent acquisition related expense.
Bad debt expense, net of recoveries decreased $8.4 million over the prior year. During the six months ended March 31, 2023, bad debt expense, net of recovery was $3.7 million, principally related to client receivables in the Physical Ag & Energy business and client trading account deficits in our Retail segment of $2.9 million and $0.8 million, respectively. During the six months ended March 31, 2022, bad debt expense, net of recoveries was $12.1 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $9.2 million, $2.2 million, and $0.7 million, respectively.
Gain on Acquisitions and Other Gains: The results of the six months ended March 31, 2023 include a nonrecurring gain of $23.5 million related to the acquisition of CDI. The results of the six months ended March 31, 2022 included a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022.
Provision for Taxes: The effective income tax rate was 23% for the six months ended March 31, 2023 and 24% for the six months ended March 31, 2022. The gain on acquisition of $23.5 million in the six months ended March 31, 2023 was not taxable and reduced the effective income tax rate 3.2%.
The effective income tax rate for the six months ended March 31, 2023 and 2022 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Variable compensation and benefits	$121.8	27%	$124.1	28%	$240.3	28%	$224.5	28%
Transaction-based clearing expenses	69.2	15%	76.5	17%	136.5	16%	147.4	19%
Introducing broker commissions	42.2	9%	43.2	10%	79.0	9%	81.5	10%
Total variable expenses	233.2	51%	243.8	55%	455.8	53%	453.4	57%
Fixed compensation and benefits	110.7	24%	83.0	19%	191.2	22%	157.6	19%
Other fixed expenses	106.4	24%	99.9	23%	216.6	25%	186.4	23%
Bad debts, net of recoveries	3.0	1%	12.3	3%	3.7	—%	12.1	1%
Total non-variable expenses	220.1	49%	195.2	45%	411.5	47%	356.1	43%
Total non-interest expenses	$453.3	100%	$439.0	100%	$867.3	100%	$809.5	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have approximately 3,800 employees allowing us to serve clients in more than 180 countries.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2023	% of Operating Revenues	2022	% of Operating Revenues	2023	% of Operating Revenues	2022	% of Operating Revenues
Revenues:
Sales of physical commodities	$15,506.2		$15,864.2		$27,909.6		$29,783.1
Principal gains, net	254.0		323.7		509.3		574.6
Commission and clearing fees	131.1		139.0		249.7		255.5
Consulting, management, and account fees	38.7		24.5		77.9		47.7
Interest income	237.6		34.5		429.7		68.6
Total revenues	16,167.6		16,385.9		29,176.2		30,729.5
Cost of sales of physical commodities	15,456.6		15,838.0		27,813.4		29,728.9
Operating revenues	711.0	100%	547.9	100%	1,362.8	100%	1,000.6	100%
Transaction-based clearing expenses	69.4	10%	75.9	14%	136.5	10%	146.3	15%
Introducing broker commissions	42.2	6%	43.2	8%	79.0	6%	81.7	8%
Interest expense	178.2	25%	14.5	3%	333.0	24%	30.6	3%
Net operating revenues	421.2		414.3		814.3		742.0
Variable direct compensation and benefits	104.5	15%	109.6	20%	206.0	15%	197.3	20%
Net contribution	316.7		304.7		608.3		544.7
Fixed compensation and benefits	61.0		46.0		106.1		85.5
Other fixed expenses	73.3		63.3		146.2		118.7
Bad debts, net of recoveries	3.0		12.3		3.7		12.1
Total non-variable direct expenses	137.3	19%	121.6	22%	256.0	19%	216.3	22%
Other gain	—		6.4		—		6.4
Segment income	$179.4		$189.5		$352.3		$334.8
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net contribution for all of our business segments increased $12.0 million, or 4%, to $316.7 million in the three months ended March 31, 2023 compared to $304.7 million in the three months ended March 31, 2022. Segment income decreased $10.1 million, or 5%, to $179.4 million in the three months ended March 31, 2023 compared to $189.5 million in the three months ended March 31, 2022.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Net contribution for all of our business segments increased $63.6 million, or 12%, to $608.3 million in the six months ended March 31, 2023 compared to $544.7 million in the six months ended March 31, 2022. Segment income increased $17.5 million, or 5%, to $352.3 million in the six months ended March 31, 2023 compared to $334.8 million in the six months ended March 31, 2022.
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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$15,279.3	$15,631.2	(2)%	$27,428.7	$29,327.6	(6)%
Principal gains, net	74.9	99.7	(25)%	144.6	175.8	(18)%
Commission and clearing fees	44.5	49.2	(10)%	83.3	88.0	(5)%
Consulting, management and account fees	6.4	5.0	28%	12.9	10.4	24%
Interest income	45.6	7.4	516%	74.7	14.3	422%
Total revenues	15,450.7	15,792.5	(2)%	27,744.2	29,616.1	(6)%
Cost of sales of physical commodities	15,230.6	15,608.4	(2)%	27,341.7	29,279.4	(7)%
Operating revenues	220.1	184.1	20%	402.5	336.7	20%
Transaction-based clearing expenses	14.6	14.5	1%	27.8	27.5	1%
Introducing broker commissions	9.9	9.5	4%	17.4	15.8	10%
Interest expense	10.5	4.3	144%	19.5	7.9	147%
Net operating revenues	185.1	155.8	19%	337.8	285.5	18%
Variable direct compensation and benefits	44.2	46.2	(4)%	81.2	85.2	(5)%
Net contribution	140.9	109.6	29%	256.6	200.3	28%
Fixed compensation and benefits	16.3	13.0	25%	30.0	24.6	22%
Other fixed expenses	19.3	16.7	16%	38.0	30.9	23%
Bad debts, net of recoveries	2.4	9.8	(76)%	2.9	9.2	(68)%
Non-variable direct expenses	38.0	39.5	(4)%	70.9	64.7	10%
Segment income	$102.9	$70.1	47%	$185.7	$135.6	37%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$61.0	$73.0	(16)%	$114.8	$130.7	(12)%
OTC derivatives	57.9	62.4	(7)%	100.4	109.1	(8)%
Physical contracts	51.9	37.2	40%	105.6	74.6	42%
Interest / fees earned on client balances	43.4	6.3	589%	69.5	11.7	494%
Other	5.9	5.2	13%	12.2	10.6	15%
	$220.1	$184.1	20%	$402.5	$336.7	20%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	8,625	8,005	8%	16,511	15,504	6%
Listed derivatives, average rate per contract (1)	$6.97	$8.65	(19)%	$6.75	$7.99	(16)%
Average client equity - listed derivatives (millions)	$1,971	$2,013	(2)%	$2,053	$1,864	10%
OTC derivatives (contracts, 000’s)	858	738	16%	1,576	1,500	5%
OTC derivatives, average rate per contract	$67.94	$84.98	(20)%	$64.37	$72.85	(12)%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating revenues increased $36.0 million, or 20%, to $220.1 million in the three months ended March 31, 2023 compared to $184.1 million in the three months ended March 31, 2022. Net operating revenues increased $29.3 million, or 19%, to $185.1 million in the three months ended March 31, 2023 compared to $155.8 million in the three months ended March 31, 2022.
Operating revenues derived from listed derivatives declined $12.0 million, or 16%, to $61.0 million in the three months ended March 31, 2023 compared to $73.0 million in the three months ended March 31, 2022. This decline was principally due to a 19% decrease in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices. This decline was partially offset by an 8% increase in overall listed derivatives contract volumes compared to the prior year period.

Operating revenues derived from OTC derivatives declined $4.5 million, or 7%, to $57.9 million in the three months ended March 31, 2023 compared to $62.4 million in the three months ended March 31, 2022. This decline was principally due to a 20% decline in the average rate per contract compared to a historically strong rate per contract in the prior year period which was a result of the Russian invasion of Ukraine and its effect on agricultural and energy commodity prices. This decline was partially offset by a 16% increase in OTC derivative volumes compared to the three months ended March 31, 2022.
Operating revenues derived from physical contracts increased $14.7 million, or 40%, to $51.9 million in the three months ended March 31, 2023 compared to $37.2 million in the three months ended March 31, 2022. This increase was principally due to an $11.8 million increase in operating revenues in our physical agricultural and energy business, as well as a $2.5 million increase in precious metals operating revenues compared to the three months ended March 31, 2022. Operating revenues during the three months ended March 31, 2023 were favorably impacted by realized gains of $2.4 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues during the three months ended March 31, 2022 were also favorably impacted by realized gains of $1.8 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances increased $37.1 million, or 589%, to $43.4 million in the three months ended March 31, 2023 compared to $6.3 million in the three months ended March 31, 2022 as a result of a significant increase in short term interest rates. Average client equity declined 2% to $1,971 million in the three months ended March 31, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 31% in the three months ended March 31, 2023 compared to 38% in the three months ended March 31, 2022, primarily as a result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $32.8 million, or 47%, to $102.9 million in the three months ended March 31, 2023 compared to $70.1 million in the three months ended March 31, 2022, principally due to the growth in operating revenues as well as a $1.5 million decline in non-variable direct expenses. The decline in non-variable direct expenses was principally driven by a $7.4 million decline in bad debts, net of recoveries, which was partially offset by a $3.3 million increase in fixed compensation and benefits, a $1.3 million increase in selling and marketing, a $0.7 million increase in travel and business development and a $0.6 million increase in depreciation and amortization, compared to the three months ended March 31, 2022.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Operating revenues increased $65.8 million, or 20%, to $402.5 million in the six months ended March 31, 2023 compared to $336.7 million in the six months ended March 31, 2022. Net operating revenues increased $52.3 million, or 18%, to $337.8 million in the six months ended March 31, 2023 compared to $285.5 million in the six months ended March 31, 2022.
Operating revenues derived from listed derivatives declined $15.9 million, or 12%, to $114.8 million in the six months ended March 31, 2023 compared to $130.7 million in the six months ended March 31, 2022. This decline was principally driven by a 16% decline in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices. This decline was partially offset by a 6% increase in listed derivative contract volumes compared to the prior year period.
Operating revenues derived from OTC transactions decreased $8.7 million, or 8%, to $100.4 million in the six months ended March 31, 2023 compared to $109.1 million in the six months ended March 31, 2022. This decline was principally driven by a 12% decline in the average rate per contract which was partially offset by a 5% increase in OTC volumes.
Operating revenues derived from physical transactions increased $31.0 million, or 42%, to $105.6 million in the six months ended March 31, 2023 compared to $74.6 million in the six months ended March 31, 2022, principally due to increased client activity in agricultural and energy commodities, including the acquisition of CDI, effective October 31, 2022, as well as continued strong client demand for precious metals. Operating revenues during the six months ended March 31, 2023 were unfavorably impacted by losses on derivative positions of $1.8 million, related to physical inventories held at the lower of cost or net realizable value. Operating revenues during the six months ended March 31, 2022 were favorably impacted by realized gains of $2.6 million, on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances increased $57.8 million, or 494%, to $69.5 million in the six months ended March 31, 2023 compared to $11.7 million in the six months ended March 31, 2023, as a result of both a 10% increase in average client equity to $2,053 million as well as a significant increase in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 31% in the six months ended March 31, 2023 compared to 38% in the six months ended March 31, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.

Segment income increased $50.1 million, or 37%, to $185.7 million in the six months ended March 31, 2023 compared to $135.6 million in the six months ended March 31, 2022, principally due to the growth in operating revenues which was partially offset by a $6.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $5.4 million increase in fixed compensation and benefits, a $1.7 million increase in selling and marketing, a $1.5 million increase in travel and business development, a $1.1 million increase in depreciation and amortization. These increases were partially offset by a $6.3 million decline in bad debts, net of recoveries.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	89.1	95.9	(7)%	190.3	163.3	17%
Commission and clearing fees	72.9	74.7	(2)%	140.4	137.0	2%
Consulting, management and account fees	18.8	5.5	242%	35.6	10.3	246%
Interest income	181.7	26.7	581%	339.7	53.5	535%
Total revenues	362.5	202.8	79%	706.0	364.1	94%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	362.5	202.8	79%	706.0	364.1	94%
Transaction-based clearing expenses	48.3	52.0	(7)%	95.3	101.5	(6)%
Introducing broker commissions	10.1	8.3	22%	18.7	15.4	21%
Interest expense	166.2	9.7	n/m	310.9	21.5	n/m
Net operating revenues	137.9	132.8	4%	281.1	225.7	25%
Variable direct compensation and benefits	48.6	50.5	(4)%	97.2	86.0	13%
Net contribution	89.3	82.3	9%	183.9	139.7	32%
Fixed compensation and benefits	16.1	13.9	16%	28.8	24.9	16%
Other fixed expenses	17.3	16.3	6%	37.3	30.7	21%
Bad debts, net of recoveries	0.1	2.1	(95)%	—	2.2	(100)%
Non-variable direct expenses	33.5	32.3	4%	66.1	57.8	14%
Segment income	$55.8	$50.0	12%	$117.8	$81.9	44%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$49.5	$50.0	(1)%	$95.5	$92.9	3%
Securities	226.8	125.3	81%	439.8	222.8	97%
FX contracts	9.3	8.9	4%	18.5	14.2	30%
Interest / fees earned on client balances	59.2	4.0	n/m	118.5	6.6	n/m
Other	17.7	14.6	21%	33.7	27.6	22%
	$362.5	$202.8	79%	$706.0	$364.1	94%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	32,964	34,028	(3)%	65,276	63,242	3%
Listed derivatives, average rate per contract (1)	$1.38	$1.39	(1)%	$1.33	$1.40	(5)%
Average client equity - listed derivatives (millions)	$5,251	$3,254	61%	$5,669	$3,107	82%
Securities ADV (millions)	$5,759	$3,492	65%	$4,995	$3,095	61%
Securities RPM (2)	$282	$554	(49)%	$341	$543	(37)%
Average money market / FDIC sweep client balances (millions)	$1,374	$1,751	(22)%	$1,455	$1,663	(13)%
FX contracts ADV ( millions)	$5,080	$4,171	22%	$4,974	$4,051	23%
FX contracts RPM	$29	$33	(12)%	$30	$27	11%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating revenues increased $159.7 million, or 79%, to $362.5 million in the three months ended March 31, 2023 compared to $202.8 million in the three months ended March 31, 2022. Net operating revenues increased $5.1 million, or 4%, to $137.9 million in the three months ended March 31, 2023 compared to $132.8 million in the three months ended March 31, 2022.
Operating revenues derived from listed derivatives declined $0.5 million, or 1%, to $49.5 million in the three months ended March 31, 2023 compared to $50.0 million in the three months ended March 31, 2022, principally due to a 3% decline in listed derivative contract volumes as well as a 1% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $101.5 million, or 81%, to $226.8 million in the three months ended March 31, 2023 compared to $125.3 million in the three months ended March 31, 2022. The ADV of securities traded increased 65%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 49% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, principally due to a tightening of spreads realized in equity markets.
Operating revenues derived from FX contracts increased $0.4 million, or 4%, to $9.3 million in the three months ended March 31, 2023 compared to $8.9 million in the three months ended March 31, 2022, primarily driven by a 22% increase in the ADV of FX contracts, which was partially offset by a 12% decline in the FX contract RPM.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $55.2 million, to $59.2 million in the three months ended March 31, 2023, principally driven by a significant increase in both average client equity and short-term interest rates.
As a result of the increase in short term interest rates and the increase in ADV, interest expense increased $156.5 million, to $166.2 million in the three months ended March 31, 2023 compared to $9.7 million in the three months ended March 31, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $117.5 million, interest paid to clients increasing $32.6 million and interest expense directly attributable to securities lending activities increasing $3.4 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 30% in the three months ended March 31, 2023 compared to 55% in the three months ended March 31, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $5.8 million, or 12%, to $55.8 million in the three months ended March 31, 2023 compared to $50.0 million in the three months ended March 31, 2022, as a result of the increase in net operating revenues noted above, a $1.9 million decline in variable compensation and a $2.0 million decline in bad debts, net of recoveries. These favorable variances were partially offset by a $2.2 million increase in fixed compensation and benefits and a $1.0 million increase in other fixed expenses.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Operating revenues increased $341.9 million, or 94%, to $706.0 million in the six months ended March 31, 2023 compared to $364.1 million in the six months ended March 31, 2022. Net operating revenues increased $55.4 million, or 25%, to $281.1 million in the six months ended March 31, 2023 compared to $225.7 million in the six months ended March 31, 2022.
Operating revenues derived from listed derivatives increased $2.6 million, or 3%, to $95.5 million in the six months ended March 31, 2023 compared to $92.9 million in the six months ended March 31, 2022, principally driven by a 3% increase in listed derivative contract volumes, which was partially offset by a 5% decline in the average rate per contract compared to the six months ended March 31, 2022.
Operating revenues derived from securities transactions increased $217.0 million, or 97%, to $439.8 million in the six months ended March 31, 2023 compared to $222.8 million in the six months ended March 31, 2022. The ADV of securities traded increased 61%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short term rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 37% in in the six months ended March 31, 2023 compared to the six months ended March 31, 2022, principally due to a tightening of spreads realized in equity markets.

Operating revenues derived from FX contracts increased $4.3 million, or 30%, to $18.5 million in the six months ended March 31, 2023 compared to $14.2 million in the six months ended March 31, 2022, primarily driven by a 23% increase in the ADV of FX contracts traded as well as a 11% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $111.9 million, to $118.5 million in the six months ended March 31, 2023 compared to $6.6 million in the six months ended March 31, 2022, primarily as a result of a 82% increase in average client equity combined with a significant increase in short term interest rates.
As a result of the increase in short term interest rates and the increase in ADV, interest expense increased $289.4 million, to $310.9 million in the six months ended March 31, 2023 compared to $21.5 million the six months ended March 31, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $210.8 million, interest paid to clients increasing $65.7 million and interest expense directly attributable to securities lending activities increasing $5.6 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 30% in the six months ended March 31, 2023 compared to 56% in the six months ended March 31, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $35.9 million, or 44%, to $117.8 million in the six months ended March 31, 2023 compared to $81.9 million in the six months ended March 31, 2022, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $8.3 million, or 14% increase in non-variable direct expenses versus the six months ended March 31, 2022. The increase in non-variable direct expenses was primarily related to a $3.9 million increase in fixed compensation and benefits, a $2.3 million increase in trade systems and market information, a $1.6 million increase in non-trading technology and support, a $1.4 million increase in professional fees and a $1.0 million increase in travel and business development. These increases were partially offset by a $2.2 million decline in bad debts, net of recoveries compared to the six months ended March 31, 2022.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$226.9	$233.0	(3)%	$480.9	$455.5	6%
Principal gains, net	43.3	89.4	(52)%	75.1	156.6	(52)%
Commission and clearing fees	11.9	13.6	(13)%	22.6	27.4	(18)%
Consulting, management and account fees	12.7	13.2	(4)%	27.6	25.6	8%
Interest income	9.8	0.4	n/m	14.6	0.8	n/m
Total revenues	304.6	349.6	(13)%	620.8	665.9	(7)%
Cost of sales of physical commodities	226.0	229.6	(2)%	471.7	449.5	5%
Operating revenues	78.6	120.0	(35)%	149.1	216.4	(31)%
Transaction-based clearing expenses	4.7	7.6	(38)%	10.0	13.6	(26)%
Introducing broker commissions	21.7	25.1	(14)%	41.9	50.1	(16)%
Interest expense	1.4	0.5	180%	2.5	1.1	127%
Net operating revenues	50.8	86.8	(41)%	94.7	151.6	(38)%
Variable direct compensation and benefits	2.4	6.1	(61)%	7.1	10.9	(35)%
Net contribution	48.4	80.7	(40)%	87.6	140.7	(38)%
Fixed compensation and benefits	11.0	14.2	(23)%	24.2	27.1	(11)%
Other fixed expenses	32.1	27.0	19%	62.0	50.4	23%
Bad debts, net of recoveries	0.5	0.4	25%	0.8	0.7	14%
Non-variable direct expenses	43.6	41.6	5%	87.0	78.2	11%
Other gain	—	6.4	(100)%	—	6.4	(100)%
Segment income	$4.8	$45.5	(89)%	$0.6	$68.9	(99)%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Securities	$22.4	$26.0	(14)%	$43.5	$51.2	(15)%
FX / CFD contracts	52.5	90.0	(42)%	92.1	156.9	(41)%
Physical contracts	2.2	3.5	(37)%	8.2	7.0	17%
Interest / fees earned on client balances	0.8	0.1	700%	1.6	0.4	300%
Other	0.7	0.4	75%	3.7	0.9	311%
	$78.6	$120.0	(35)%	$149.1	$216.4	(31)%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$8,411	$10,765	(22)%	$8,186	$9,798	(16)%
FX / CFD contracts RPM	$97	$131	(26)%	$90	$124	(27)%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating revenues declined $41.4 million, or 35%, to $78.6 million in the three months ended March 31, 2023 compared to $120.0 million in the three months ended March 31, 2022. Net operating revenues decreased $36.0 million, or 41%, to $50.8 million in the three months ended March 31, 2023 compared to $86.8 million in the three months ended March 31, 2022.
Operating revenues derived from FX/CFD contracts declined $37.5 million, or 42%, to $52.5 million in the three months ended March 31, 2023 compared to $90.0 million in the three months ended March 31, 2022 primarily as a result of a 26% decline in RPM and a 22% decline in FX/CFD contracts ADV compared to the three months ended March 31, 2022. These declines were principally driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.

Operating revenues derived from securities transactions, which relates to our independent wealth management activities, declined $3.6 million, or 14%, to $22.4 million in the three months ended March 31, 2023 compared to $26.0 million in the three months ended March 31, 2022.
Operating revenues derived from physical contracts declined $1.3 million, or 37% to $2.2 million in the three months ended March 31, 2023 compared to $3.5 million in the three months ended March 31, 2022.
Interest and fee income earned on client balances increased $0.7 million, to $0.8 million in the three months ended March 31, 2023 compared to $0.1 million in the three months ended March 31, 2022, primarily as a result of an increase in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 37% in the three months ended March 31, 2023 compared to 32% in the three months ended March 31, 2022, with the increase in the variable rate percentage resulting from the decline in operating revenues derived from FX/CFD contracts which have a lower variable expense component.
Segment income decreased $40.7 million to $4.8 million in the three months ended March 31, 2023 compared to $45.5 million in the three months ended March 31, 2022, primarily as a result of the decline in net operating revenues noted above as well as a $2.0 million increase in non-variable direct expenses compared to the three months ended March 31, 2022. In addition, the three months ended March 31, 2022 include a $6.4 million foreign exchange antitrust class action settlement received in our Retail forex business.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Operating revenues decreased $67.3 million, or 31%, to $149.1 million in the six months ended March 31, 2023 compared to $216.4 million in the six months ended March 31, 2022. Net operating revenues decreased $56.9 million, or 38%, to $94.7 million in the six months ended March 31, 2023 compared to $151.6 million in the six months ended March 31, 2022.
Operating revenues derived from FX/CFD contracts declined $64.8 million, or 41%, to $92.1 million, primarily as a result of 27% and 16% declines in RPM and FX/CFD contracts ADV, respectively, compared to the six months ended March 31, 2022. These declines were principally driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, declined $7.7 million, or 15%, to $43.5 million in the six months ended March 31, 2023 compared to $51.2 million in the six months ended March 31, 2022.
Operating revenues derived from physical contracts increased $1.2 million, or 17%, to $8.2 million in the six months ended March 31, 2023 compared to $7.0 million in the six months ended March 31, 2022.
Interest and fee income earned on client balances increased $1.2 million, or 300%, to $1.6 million primarily as a result of an increase in short term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 40% in the six months ended March 31, 2023 compared to 34% in the six months ended March 31, 2022, with the increase in the variable rate percentage resulting from the decline in operating revenues derived from FX/CFD contracts which have a lower variable expense component.
Segment income decreased $68.3 million, or 99%, to $0.6 million in the six months ended March 31, 2023 compared to $68.9 million in the six months ended March 31, 2022, primarily as a result of the decline in net operating revenues noted above. Non-variable direct expenses increased $8.8 million, or 11%, compared to the six months ended March 31, 2022. The increase in non-variable direct expenses, was principally the result of a $4.2 million increase in allocated costs from our centralized marketing department, a $2.7 million increase in depreciation and amortization, a $1.2 million increase in non-trading technology and support, and a $0.8 million increase in travel and business development, which was partially offset by a $2.9 million decline in fixed compensation and benefits associated with the movement of certain retail employees to a centralized marketing department. In addition, the six months ended March 31, 2022 includes a $6.4 million foreign exchange antitrust class action settlement received in our Retail forex business.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	46.7	38.7	21%	99.3	78.9	26%
Commission and clearing fees	1.8	1.5	20%	3.4	3.1	10%
Consulting, management, account fees	0.8	0.8	—%	1.8	1.4	29%
Interest income	0.5	—	n/m	0.7	—	n/m
Total revenues	49.8	41.0	21%	105.2	83.4	26%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	49.8	41.0	21%	105.2	83.4	26%
Transaction-based clearing expenses	1.8	1.8	—%	3.4	3.7	(8)%
Introducing broker commissions	0.5	0.3	67%	1.0	0.4	150%
Interest expense	0.1	—	n/m	0.1	0.1	—%
Net operating revenues	47.4	38.9	22%	100.7	79.2	27%
Variable compensation and benefits	9.3	6.8	37%	20.5	15.2	35%
Net contribution	38.1	32.1	19%	80.2	64.0	25%
Fixed compensation and benefits	17.6	4.9	259%	23.1	8.9	160%
Other fixed expenses	4.6	3.3	39%	8.9	6.7	33%
Bad debts	—	—	—%	—	—	—%
Total non-variable direct expenses	22.2	8.2	171%	32.0	15.6	105%
Segment income	$15.9	$23.9	(33)%	$48.2	$48.4	—%

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Payments	$48.5	$40.1	21%	$102.7	$81.4	26%
Other	1.3	0.9	44%	2.5	2.0	25%
	$49.8	$41.0	21%	$105.2	$83.4	26%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$65	$56	16%	$70	$59	19%
Global Payments RPM	$11,916	$11,668	2%	$11,655	$11,118	5%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating revenues increased $8.8 million, or 21%, to $49.8 million in the three months ended March 31, 2023 compared to $41.0 million in the three months ended March 31, 2022. Net operating revenues increased $8.5 million, or 22%, to $47.4 million in the three months ended March 31, 2023 compared to $38.9 million in the three months ended March 31, 2022.
The increase in operating revenues was principally due to a 16% increase in the average daily notional payment volume as well as a 2% increase in the RPM traded. The increase in payment volume was principally due to the onboarding of new financial institution clients and increased client activity across our client base.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the three months ended March 31, 2023 compared to 22% in the three months ended March 31, 2022.
Segment income decreased $8.0 million, or 33%, to $15.9 million in the three months ended March 31, 2023 compared to $23.9 million in the three months ended March 31, 2022. This decline was primarily related to a $14.0 million increase in non-variable direct expenses, which was partially offset by the increase in net operating revenues. The increase in non-variable direct expenses was primarily driven by a $12.7 million increase in fixed compensation and benefits, including a $10.0 million severance charge related to a reorganization of the business. This plan will include a decline in variable compensation and benefits as a percentage of operating revenues going forward.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Operating revenues increased $21.8 million, or 26%, to $105.2 million in the six months ended March 31, 2023 compared to $83.4 million in the six months ended March 31, 2022. Net operating revenues increased $21.5 million, or 27%, to $100.7 million in the six months ended March 31, 2023 compared to $79.2 million in the six months ended March 31, 2022.
The increase in operating revenues was primarily driven by a 19% increase in the average daily volume as well as a 5% increase in the RPM traded compared to the six months ended March 31, 2022.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in the six months ended March 31, 2023 compared to 23% in the six months ended March 31, 2022.
Segment income decreased $0.2 million, or 0%, to $48.2 million in the six months ended March 31, 2023 compared to $48.4 million in the six months ended March 31, 2022. This decline was primarily related to the $16.4 million increase in non-variable direct expenses, which was partially offset by the increase in net operating revenues. The increase in non-variable direct expenses was primarily driven by a $14.2 million increase in fixed compensation and benefits, including a $10.0 million in severance charge related to a reorganization of the business. This plan will include a decline in variable compensation and benefits as a percentage of operating revenues going forward.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$16.0	$13.5	19%	$31.5	$24.9	27%
Fixed compensation and benefits	43.7	31.3	40%	73.6	61.3	20%
	59.7	44.8	33%	105.1	86.2	22%
Other expenses:
Occupancy and equipment rental	10.4	8.7	20%	19.2	17.3	11%
Non-trading technology and support	11.3	9.5	19%	20.9	19.1	9%
Professional fees	4.7	7.3	(36)%	12.5	12.8	(2)%
Depreciation and amortization	5.7	5.6	2%	11.4	10.6	8%
Communications	1.5	1.4	7%	3.1	2.8	11%
Selling and marketing	1.1	2.2	(50)%	2.0	2.9	(31)%
Trading systems and market information	1.6	1.3	23%	3.7	2.5	48%
Travel and business development	1.0	0.6	67%	2.6	1.2	117%
Other	3.1	6.7	(54)%	9.3	11.6	(20)%
	40.4	43.3	(7)%	84.7	80.8	5%
Total compensation and other expenses	$100.1	$88.1	14%	$189.8	$167.0	14%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Total unallocated costs and other expenses increased $12.0 million, or 14%, to $100.1 million in the three months ended March 31, 2023 compared to $88.1 million in the three months ended March 31, 2022. Compensation and benefits increased $14.9 million, or 33%, to $59.7 million in the three months ended March 31, 2023 compared to $44.8 million in the three months ended March 31, 2022.
The increase in variable and non-variable compensation is partially related to the move of certain client engagement teams out of discrete business lines and into shared services, and replacing compensation expense in those discrete business lines with a non-variable charge. Additionally, the increase in variable compensation is partially related to increased headcount.

In addition, the increase in non-variable compensation is related to higher salaries due to increased headcount and annual merit increases, as well as $3.1 million in accelerated share-based compensation for employee departures that are related to retirements and certain business reorganizations. Average administrative headcount increased 20% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, principally within client engagement, compliance, IT, and finance.
Other non-compensation expenses decreased $2.9 million, or 7%, to $40.4 million in the three months ended March 31, 2023 compared to $43.3 million in the three months ended March 31, 2022 principally due to lower legal fees, not directly related to a business and lower selling and marketing fees, due principally to the bi-annual global sales and strategy meeting held in March 2022, partially offset by higher occupancy costs, principally related to an increase in property tax assessments in London, and non-trading technology maintenance and support for the various systems used by the support services departments.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Total unallocated costs and other expenses increased $22.8 million, or 14%, to $189.8 million in the six months ended March 31, 2023 compared to $167.0 million in the six months ended March 31, 2022. Compensation and benefits increased $18.9 million, or 22%, to $105.1 million in the six months ended March 31, 2023 compared to $86.2 million in the six months ended March 31, 2022.
The increase in variable and non-variable compensation is partially related to the move of certain client engagement teams out of discrete business lines and into shared services as discussed above. Additionally, the increase in variable compensation is partially related to increased headcount.
In addition, the increase in non-variable compensation is related to higher salaries due to increased headcount and annual merit increases, as well as the acceleration of share-based compensation related to employee departures that are related to retirements and certain business reorganizations.
Other non-compensation expenses increased $3.9 million, or 5%, to $84.7 million in the six months ended March 31, 2023 compared to $80.8 million in the six months ended March 31, 2022 principally due to higher occupancy costs, principally related to an increase in property tax assessments in London, non-trading technology maintenance and support costs for the various systems used by the support services departments, and travel and business development costs.
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
As of March 31, 2023, we had total equity of $1,247.3 million, outstanding loans under revolving credit facilities and other payables of $561.3 million, and $340.6 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of March 31, 2023, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of March 31, 2023, the receivable from these client accounts, net of collections and other allowable deductions was $22.0 million, with no individual account receivable exceeding $1.4 million. As of March 31, 2023, the allowance against these uncollected balances was $6.7 million. We are pursuing collection of the uncollected balances through arbitration proceedings against the account holders. We will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts. During the six months ended March 31, 2023, we reached privately negotiated settlements of a number of arbitration proceedings, pursuant to which in most cases the accounts holders agreed to pay all or a substantial portion of their outstanding deficit balances and in some cases we agreed to make certain payments to the account holders that are not material to us, individually or in the aggregate. We intend to continue vigorously pursuing claims through arbitration and settling cases in what we determine to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of March 31, 2023 and September 30, 2022, were $21.9 billion and $19.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $8.6 million and $16.6 million for the six months ended March 31, 2023 and 2022, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of March 31, 2023, we had four committed bank credit facilities, totaling $1,130.0 million, of which $533.6 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
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
•An unsecured syndicated loan facility committed until October 14, 2023, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2023, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended March 31, 2023, interest expense directly attributable to trading activities includes $273.1 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $28.6 million in connection with securities lending activities.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2023. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of March 31, 2023 and September 30, 2022, the Company had $19.9 million and $0.0 million total borrowings outstanding under these uncommitted credit facilities, respectively.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2023. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $567.8 million from $6,285.1 million as of September 30, 2022 to $5,717.3 million as of March 31, 2023. During the six months ended March 31, 2023, net cash of $602.7 million was used in operating activities, $28.6 million was used in investing activities and net cash of $52.4 million was provided by financing activities.
Net cash provided by financing activities during the six months ended March 31, 2023 included significant inflows from payables to lenders under 90 days of $67.0 million. Outflows related to payments of deferred acquisitions costs of $17.2 million. Also, we recorded $3.6 million in funds received for stock option exercises.
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
We continuously evaluate opportunities to expand our business. Investing activities included $22.5 million in capital expenditures for property and equipment during the six months ended March 31, 2023 compared to $24.3 million during the prior year. Additionally, we expended $6.1 million of net cash on the Company’s acquisitions.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $11.1 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2023 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2023 and September 30, 2022, at fair value of the related financial instruments, totaling $2,570.9 million and $2,469.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2023, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2023. The totals of $2,570.9 million and $2,469.6 million include a net liability of $209.7 million and $313.4 million for derivatives, based on their fair value as of March 31, 2023 and September 30, 2022, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2023.

Marked-to-Market Revenues
Number of Days
25
20
15
10
5
0
1
2
2
5
12
20
24
20
15
16
5
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of March 31, 2023, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.9 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of March 31, 2023, $561.3 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2023, $348.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of March 31, 2023.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended March 31, 2023, we identified updates to certain of our existing risk factors, which have been restated below:
We are subject to risk of default by financial institutions that hold our funds and our clients’ funds.
We have significant deposits of our own funds and our clients' funds with banks and other financial institutions, including liquidity providers. Although we do not have any material deposits with any of the banks affected by the recent banking crisis (such as the recent closure of Silicon Valley Bank, receiverships of First Republic Bank and Signature Bank, and announced acquisition of Credit Suisse Group AG), we could experience losses on cash and investments holdings due to failures of financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we might not be able to fully recover the assets we have deposited or deposited on our customers’ behalf since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
The success of our business depends on having access to significant liquidity.
Our business requires substantial cash to support our operating activities, including establishing and carrying substantial open positions for clients on futures exchanges and in the OTC derivatives markets by posting and maintaining margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our clients. We have systems in place to collect margin and other deposits from clients on a same-day basis, however, there can be no assurance that these facilities and systems will be enable us to obtain additional cash on a timely basis. As such, the Company is highly dependent on its lines of credit and other financing facilities in order to fund margin calls and other operating activities and the loss of access to these sources of financing could materially adversely affect our results of operations, financial condition and cash flows.
In addition, tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures if, and when, needed. For example, Signature Bank was a lender under certain of our credit facilities. Although we did not experience any adverse impact upon the receivership of Signature Bank, we could experience reduced access to liquidity due to failures of other financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could substantially and negatively impact our financial condition and ability to do business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock repurchase program activity for the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2023 to January 31, 2023	—	$—	—	1,000,000
February 1, 2023 to February 28, 2023	—	—	—	1,000,000
March 1, 2023 to March 31, 2023	—	—	—	1,000,000
Total	—	$—	—
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	May 3, 2023	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 3, 2023	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer