Form 10-Q
period 2023-06-30
StoneX Group Inc.
filed 2023-08-02
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 1, 2023, there were 20,794,764 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$1,401.3	$1,108.5
Cash, securities and other assets segregated under federal and other regulations (including $4.8 million and $805.7 million at fair value at June 30, 2023 and September 30, 2022, respectively)	2,492.4	3,267.2
Collateralized transactions:
Securities purchased under agreements to resell	2,642.0	1,672.0
Securities borrowed	1,094.3	1,209.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,641.6 million and $2,817.2 million at fair value at June 30, 2023 and September 30, 2022, respectively)	7,297.7	6,842.6
Receivable from clients, net (including $(0.1) million and $(0.5) million at fair value at June 30, 2023 and September 30, 2022, respectively)	698.9	566.2
Notes receivable, net	5.3	5.1
Income taxes receivable	24.9	16.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,417.7 million and $2,372.3 million at June 30, 2023 and September 30, 2022, respectively)	5,305.3	4,167.3
Physical commodities inventory, net (including $275.2 million and $359.8 million at fair value at June 30, 2023 and September 30, 2022, respectively)	444.7	513.5
Deferred income taxes, net	32.9	52.0
Property and equipment, net	118.2	112.9
Operating right of use assets	122.3	121.8
Goodwill and intangible assets, net	85.2	86.2
Other assets	167.7	117.7
Total assets	$21,933.1	$19,859.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.4 million and $0 at fair value at June 30, 2023 and September 30, 2022, respectively)	$476.1	$400.6
Operating lease liabilities	150.9	143.0
Payables to:
Clients (including $(296.5) million and $(1,392.4) million at fair value at June 30, 2023 and September 30, 2022, respectively)	9,723.9	9,891.0
Broker-dealers, clearing organizations and counterparties (including $3.2 million and $55.8 million at fair value at June 30, 2023 and September 30, 2022, respectively)	633.6	659.8
Lenders under loans	422.6	485.1
Senior secured borrowings, net	341.3	339.1
Income taxes payable	35.8	16.2
Collateralized transactions:
Securities sold under agreements to repurchase	5,029.5	3,195.6
Securities loaned	1,093.3	1,189.5
Financial instruments sold, not yet purchased, at fair value	2,696.2	2,469.6
Total liabilities	20,603.2	18,789.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 23,356,948 issued and 20,749,625 outstanding at June 30, 2023 and 22,911,227 issued and 20,303,904 outstanding at September 30, 2022	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at June 30, 2023 and September 30, 2022	(69.3)	(69.3)
Additional paid-in-capital	365.1	340.2
Retained earnings	1,077.4	889.6
Accumulated other comprehensive loss, net	(43.5)	(90.6)
Total equity	1,329.9	1,070.1
Total liabilities and stockholders' equity	$21,933.1	$19,859.6
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Sales of physical commodities	$14,319.2	$18,431.0	$42,228.8	$48,214.1
Principal gains, net	300.0	295.2	810.8	869.8
Commission and clearing fees	126.8	126.9	375.5	381.6
Consulting, management, and account fees	39.2	27.7	119.7	77.2
Interest income	262.7	50.1	685.7	112.3
Total revenues	15,047.9	18,930.9	44,220.5	49,655.0
Cost of sales of physical commodities	14,271.0	18,402.1	42,084.4	48,131.0
Operating revenues	776.9	528.8	2,136.1	1,524.0
Transaction-based clearing expenses	66.7	74.7	203.2	222.1
Introducing broker commissions	43.4	41.2	122.4	122.7
Interest expense	216.0	28.1	549.0	57.9
Interest expense on corporate funding	14.9	10.7	44.2	33.1
Net operating revenues	435.9	374.1	1,217.3	1,088.2
Compensation and other expenses:
Compensation and benefits	226.6	202.2	658.1	584.3
Trading systems and market information	19.4	16.0	54.9	49.0
Professional fees	13.9	13.2	41.1	38.9
Non-trading technology and support	13.7	12.9	44.7	38.7
Occupancy and equipment rental	10.0	9.2	29.5	26.7
Selling and marketing	13.7	16.0	40.8	41.3
Travel and business development	6.2	4.9	17.7	10.8
Communications	2.4	2.0	6.7	6.0
Depreciation and amortization	13.8	11.7	39.6	32.1
Bad debts, net of recoveries	6.3	(0.7)	10.0	11.4
Other	15.4	15.8	50.1	44.6
Total compensation and other expenses	341.4	303.2	993.2	883.8
Gain on acquisition and other gain	—	—	23.5	6.4
Income before tax	94.5	70.9	247.6	210.8
Income tax expense	25.0	21.8	59.8	56.0
Net income	$69.5	$49.1	$187.8	$154.8
Earnings per share:
Basic	$3.35	$2.42	$9.12	$7.69
Diluted	$3.25	$2.37	$8.82	$7.52
Weighted-average number of common shares outstanding:
Basic	20,040,167	19,634,450	19,913,424	19,529,843
Diluted	20,654,300	20,109,992	20,578,315	19,984,898
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$69.5	$49.1	$187.8	$154.8
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	4.1	(5.4)	15.5	(5.5)
Cash flow hedges	2.6	(6.8)	31.6	(25.0)
Total other comprehensive gain/(loss), net of tax	6.7	(12.2)	47.1	(30.5)
Comprehensive income	$76.2	$36.9	$234.9	$124.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$187.8	$154.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.6	32.1
Amortization of right of use assets	7.9	12.1
Bad debts, net of recoveries	10.0	11.4
Deferred income taxes	3.2	0.4
Amortization of debt issuance costs	4.3	3.5
Amortization of share-based compensation	21.3	12.8
Gain on acquisition	(23.5)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	600.6	(7.3)
Securities purchased under agreements to resell	(970.0)	523.7
Securities borrowed	115.5	1,054.4
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(1,072.7)	(2,931.3)
Receivables from clients, net	(89.8)	(176.7)
Notes receivable, net	(0.2)	1.1
Income taxes receivable	(5.3)	17.4
Financial instruments owned, at fair value	(1,112.6)	621.1
Physical commodities inventory, net	91.3	(117.9)
Other assets	(44.5)	(12.4)
Accounts payable and other accrued liabilities	23.5	36.4
Operating lease liabilities	(0.5)	(13.3)
Payables to clients	(170.7)	2,311.0
Payables to broker-dealers, clearing organizations, and counterparties	(26.6)	(182.8)
Income taxes payable	18.8	11.8
Securities sold under agreements to repurchase	1,833.9	(1,533.2)
Securities loaned	(96.2)	(1,058.1)
Financial instruments sold, not yet purchased, at fair value	260.1	733.0
Net cash used in operating activities	(394.8)	(496.0)
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash received	(6.1)	(0.2)
Sale of exchange memberships and common stock	—	0.2
Purchases of property and equipment	(32.8)	(37.6)
Net cash used in investing activities	(38.9)	(37.6)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(37.7)	269.6
Proceeds from payables to lenders under loans with maturities greater than 90 days	170.0	452.0
Repayments of payables to lenders under loans with maturities greater than 90 days	(205.0)	(462.0)
Repayments of senior secured term loan	—	(170.3)
Deferred payments on acquisitions	(18.5)	(1.5)
Payment of contingent consideration	—	(2.8)
Exercise of stock options	3.6	6.2
Net cash (used in)/provided by financing activities	(87.6)	91.2
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	14.8	(5.5)
Net decrease in cash, segregated cash, cash equivalents, and segregated cash equivalents	(506.5)	(447.9)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,285.1	6,509.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$5,778.6	$6,061.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$550.8	$85.4
Income taxes paid, net of cash refunds	$41.9	$25.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$10.6	$—
Additional consideration payable related to acquisitions, net	$28.7	$—
Acquisition of business:
Assets acquired	$141.6	$—
Liabilities assumed	84.1	—
Total net assets acquired	$57.5	$—

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2023	2022
Cash and cash equivalents	$1,401.3	$1,363.7
Cash segregated under federal and other regulations(1)	2,487.5	2,522.3
Securities segregated under federal and other regulations(1)	0.1	0.1
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,499.2	1,910.0
Securities segregated and pledged to exchange-clearing organizations(2)	390.5	265.5
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$5,778.6	$6,061.6

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $4.8 million and $21.4 million as of June 30, 2023 and 2022, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,408.0 million and $5,084.6 million as of June 30, 2023 and 2022, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2022	$0.2	$(69.3)	$329.9	$788.2	$(43.4)	$1,005.6
Net income	—	—	—	49.1	—	49.1
Other comprehensive loss, net of tax	—	—	—	—	(12.2)	(12.2)
Exercise of stock options	—	—	0.3	—	—	0.3
Share-based compensation	—	—	4.5	—	—	4.5
Balances as of June 30, 2022	$0.2	$(69.3)	$334.7	$837.3	$(55.6)	$1,047.3

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2023	$0.2	$(69.3)	$358.7	$1,007.9	$(50.2)	$1,247.3
Net income	—	—	—	69.5	—	69.5
Other comprehensive gain, net of tax	—	—	—	—	6.7	6.7
Exercise of stock options	—	—	—	—	—	—
Share-based compensation	—	—	6.4	—	—	6.4
Balances as of June 30, 2023	$0.2	$(69.3)	$365.1	$1,077.4	$(43.5)	$1,329.9

	Nine Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.2	$(69.3)	$315.7	$682.5	$(25.1)	$904.0
Net income	—	—	—	154.8	—	154.8
Other comprehensive loss, net of tax	—	—	—	—	(30.5)	(30.5)
Exercise of stock options	—	—	6.2	—	—	6.2
Share-based compensation	—	—	12.8	—	—	12.8
Balances as of June 30, 2022	$0.2	$(69.3)	$334.7	$837.3	$(55.6)	$1,047.3

	Nine Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.2	$(69.3)	$340.2	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	187.8	—	187.8
Other comprehensive gain, net of tax	—	—	—	—	47.1	47.1
Exercise of stock options	—	—	3.6	—	—	3.6
Share-based compensation	—	—	21.3	—	—	21.3
Balances as of June 30, 2023	$0.2	$(69.3)	$365.1	$1,077.4	$(43.5)	$1,329.9

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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company as of June 30, 2023 and through the date of this Form 10-Q.
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
Accounting Standards
The Company did not adopt any new accounting standards during the three and nine months ended June 30, 2023.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2023	2022	2023	2022
Numerator:
Net income	$69.5	$49.1	$187.8	$154.8
Less: Allocation to participating securities	(2.4)	(1.5)	(6.3)	(4.5)
Net income allocated to common stockholders	$67.1	$47.6	$181.5	$150.3
Denominator:
Weighted average number of:
Common shares outstanding	20,040,167	19,634,450	19,913,424	19,529,843
Dilutive potential common shares outstanding:
Share-based awards	614,133	475,542	664,891	455,055
Diluted weighted-average common shares	20,654,300	20,109,992	20,578,315	19,984,898
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 288,745 and 443,275 shares of common stock for the three months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 249,877 and 463,991 shares of common stock for the nine months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The Company had no contingent liabilities as of June 30, 2023 and September 30, 2022, respectively. The Company had certain options related to business combinations and certain deferred acquisition consideration classified as Level 3 assets as of June 30, 2023 and no Level 3 assets as of September 30, 2022.
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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2023 and September 30, 2022 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of June 30, 2023 and September 30, 2022.

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$12.9	$—	$—	$—	$12.9
Money market mutual funds	66.7	—	—	—	66.7
Cash and cash equivalents	79.6	—	—	—	79.6
Commodities warehouse receipts	4.7	—	—	—	4.7
U.S. Treasury obligations	0.1	—	—	—	0.1
Securities and other assets segregated under federal and other regulations	4.8	—	—	—	4.8
U.S. Treasury obligations	3,774.5	—	—	—	3,774.5
To be announced and forward settling securities	—	35.3	—	(17.9)	17.4
Foreign government obligations	18.2	—	—	—	18.2
Derivatives	5,425.8	1,469.5	—	(7,063.8)	(168.5)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	9,218.5	1,504.8	—	(7,081.7)	3,641.6
Receivables from clients, net - Derivatives	62.2	653.6	—	(715.9)	(0.1)
Equity securities	375.0	11.2	—	—	386.2
Corporate and municipal bonds	—	233.9	—	—	233.9
U.S. Treasury obligations	542.9	—	—	—	542.9
U.S. government agency obligations	—	522.7	—	—	522.7
Foreign government obligations	26.8	—	—	—	26.8
Agency mortgage-backed obligations	—	3,043.6	—	—	3,043.6
Asset-backed obligations	—	144.2	—	—	144.2
Derivatives	0.6	1,018.6	—	(721.8)	297.4
Commodities leases	—	21.2	—	—	21.2
Commodities warehouse receipts	36.9	—	—	—	36.9
Exchange firm common stock	11.1	—	—	—	11.1
Cash flow hedges	—	7.5	—	—	7.5
Mutual funds and other	30.3	—	0.6	—	30.9
Financial instruments owned	1,023.6	5,002.9	0.6	(721.8)	5,305.3
Physical commodities inventory	117.3	157.9	—	—	275.2
Total assets at fair value	$10,506.0	$7,319.2	$0.6	$(8,519.4)	$9,306.4
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$1.4	$—	$1.4
Payables to clients - Derivatives	5,359.4	276.8	—	(5,932.7)	(296.5)
TBA and forward settling securities	—	24.0	—	(17.7)	6.3
Derivatives	115.9	1,725.7	—	(1,844.7)	(3.1)
Payable to broker-dealers, clearing organizations and counterparties	115.9	1,749.7	—	(1,862.4)	3.2
Equity securities	297.0	4.8	—	—	301.8
Foreign government obligations	20.7	—	—	—	20.7
Corporate and municipal bonds	—	120.8	—	—	120.8
U.S. Treasury obligations	1,805.1	—	—	—	1,805.1
U.S. government agency obligations	—	29.2	—	—	29.2
Agency mortgage-backed obligations	—	6.2	—	—	6.2
Derivatives	4.8	943.6	—	(579.4)	369.0
Cash flow hedges	—	37.6	—	—	37.6
Other	—	4.5	1.3	—	5.8
Financial instruments sold, not yet purchased	2,127.6	1,146.7	1.3	(579.4)	2,696.2
Total liabilities at fair value	$7,602.9	$3,173.2	$2.7	$(8,374.5)	$2,404.3
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.0	$—	$—	$—	$4.0
Money market mutual funds	39.5	—	—	—	39.5
Cash and cash equivalents	43.5	—	—	—	43.5
Commodities warehouse receipts	19.7	—	—	—	19.7
U.S. Treasury obligations	786.0	—	—	—	786.0
Securities and other assets segregated under federal and other regulations	805.7	—	—	—	805.7
U.S. Treasury obligations	4,258.5	—	—	—	4,258.5
TBA and forward settling securities	—	207.6	—	(91.4)	116.2
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	7,714.4	461.4	—	(9,747.7)	(1,571.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	11,987.3	669.0	—	(9,839.1)	2,817.2
Receivables from clients, net - Derivatives	67.2	511.6		(579.3)	(0.5)
Equity securities	367.9	11.8	—	—	379.7
Corporate and municipal bonds	—	156.8	—	—	156.8
U.S. Treasury obligations	347.6	—	—	—	347.6
U.S. government agency obligations	—	343.0	—	—	343.0
Foreign government obligations	4.8	—	—	—	4.8
Agency mortgage-backed obligations	—	2,588.7	—	—	2,588.7
Asset-backed obligations	—	70.7	—	—	70.7
Derivatives	0.7	694.3	—	(502.4)	192.6
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	24.9	—	—	—	24.9
Exchange firm common stock	10.6	—	—	—	10.6
Mutual funds and other	17.4	4.1	—	—	21.5
Financial instruments owned	773.9	3,895.8	—	(502.4)	4,167.3
Physical commodities inventory	136.3	223.5	—	—	359.8
Total assets at fair value	$13,813.9	$5,299.9	$—	$(10,920.8)	$8,193.0
Liabilities:
Payables to clients - Derivatives	7,722.5	175.4		(9,290.3)	(1,392.4)
TBA and forward settling securities	—	154.9	—	(96.9)	58.0
Derivatives	58.7	590.6	—	(651.5)	(2.2)
Payable to broker-dealers, clearing organizations and counterparties	58.7	745.5	—	(748.4)	55.8
Equity securities	299.9	5.7	—	—	305.6
Foreign government obligations	0.5	—	—	—	0.5
Corporate and municipal bonds	—	63.2	—	—	63.2
U.S. Treasury obligations	1,686.5	—	—	—	1,686.5
U.S. government agency obligations	—	24.3	—	—	24.3
Agency mortgage-backed obligations	—	5.4	—	—	5.4
Derivatives	—	779.7	—	(466.3)	313.4
Cash flow hedges	—	70.6	—	—	70.6
Other	—	0.1	—	—	0.1
Financial instruments sold, not yet purchased	1,986.9	949.0	—	(466.3)	2,469.6
Total liabilities at fair value	$9,768.1	$1,869.9	$—	$(10,505.0)	$1,133.0
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments in which the ending balance at June 30, 2023 and September 30, 2022 was not carried at fair value in accordance with U.S. GAAP on the Condensed Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 9, with a carrying value of $341.3 million as of June 30, 2023. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of June 30, 2023, the Senior Secured Notes had a fair value of $351.8 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2023 and September 30, 2022 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2023. The total financial instruments sold, not yet purchased of $2,696.2 million and $2,469.6 million as of June 30, 2023 and September 30, 2022, respectively, includes $369.0 million and $313.4 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of June 30, 2023 and September 30, 2022.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2023 and September 30, 2022. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2023		September 30, 2022
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,644.0	$1,630.6	$4,520.4	$4,519.3
OTC commodity derivatives	1,865.3	1,790.4	756.9	695.6
Exchange-traded foreign exchange derivatives	2.4	2.4	25.6	25.7
OTC foreign exchange derivatives	756.3	726.5	577.1	549.3
Exchange-traded interest rate derivatives	1,835.3	1,840.2	2,626.8	2,626.7
OTC interest rate derivatives	343.4	343.4	168.9	205.1
Exchange-traded equity index derivatives	2,006.9	2,006.9	609.5	609.5
OTC equity and indices derivatives	176.7	85.8	164.4	95.7
TBA and forward settling securities	35.3	24.0	207.6	154.9
Subtotal	8,665.6	8,450.2	9,657.2	9,481.8
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	37.6	—	48.8
Foreign currency forward contracts	7.5	—	—	21.8
Subtotal	7.5	37.6	—	70.6
Gross fair value of derivative contracts	$8,673.1	$8,487.8	$9,657.2	$9,552.4
Impact of netting and collateral	(8,519.4)	(8,374.5)	(10,920.8)	(10,505.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(151.1)		$(1,455.7)
Total fair value included in Receivables from clients, net	$(0.1)		$(0.5)
Total fair value included in Financial instruments owned, at fair value	$304.9		$192.6
Total fair value included in Payables to clients		$(296.5)		$(1,392.4)
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$3.2		$55.8
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$406.6		$384.0
(1)As of June 30, 2023 and September 30, 2022, the Company’s derivative contract volume for open positions was approximately 12.8 million and 13.3 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of June 30, 2023, the Company’s hedges will all have matured by approximately 2 years from the end of the current period.

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

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended June 30, 2023 and 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. The fair values of derivative instruments designated for hedging held as of June 30, 2023 and September 30, 2022 are as follow:

		June 30, 2023	September 30, 2022
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$7.5	$—
Total derivatives designated as hedging instruments		$7.5	$—

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$5.2	$—
Total expected to be released from Other comprehensive income into earnings		$5.2	$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$37.6	$48.8
Foreign currency forward contracts	Financial instruments sold, not yet purchased	—	21.8
Total derivatives designated as hedging instruments		$37.6	$70.6

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$23.2	$9.7
Foreign currency forward contracts		—	8.9
Total expected to be released from Other comprehensive income into earnings		$23.2	$18.6

The notional values of derivative instruments designated for hedging held as of June 30, 2023 and September 30, 2022 are as follow:

	June 30, 2023		September 30, 2022
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$2,000.0		$1,500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	—
USD		$33.7		$—
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£168.0		£168.0
USD		$207.2		$207.3
The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2023 and 2022 are as follows:

(in millions)	Income Statement Location	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Total amounts in income related to hedges
Interest rate contracts	Interest income	$(14.3)	$(31.3)
Foreign currency forward contracts	Compensation and benefits	1.6	2.1
Total derivatives designated as hedging instruments		$(12.7)	$(29.2)

Loss on cash flow hedging relationships:
Amount of loss reclassified from accumulated other comprehensive income into income		$(12.7)	$(29.2)
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Total amounts in income related to hedges
Interest rate contracts	Interest Income	$0.1	$1.8
Total derivatives designated as hedging instruments		$0.1	$1.8

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income		$0.1	$1.8
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three and nine months ended June 30, 2023 and 2022 are as follow:

	Three Months Ended June 30, 2023
(in millions)	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(0.7)	Interest Income	$(14.3)
Foreign currency forward contracts	3.3	Compensation and benefits	1.6
Total	$2.6		$(12.7)

	Nine Months Ended June 30, 2023
(in millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$8.5	Interest Income	$(31.3)
Foreign currency forward contracts	23.1	Compensation and benefits	2.1
Total	$31.6		$(29.2)

	Three Months Ended June 30, 2022
(in millions)	Amount of Gain/(loss) Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$6.8	Interest Income	$0.1
Total	$6.8		$0.1

	Nine Months Ended June 30, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$25.0	Interest Income	$1.8
Total	$25.0		$1.8
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2023 and 2022 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Commodities	$105.3	$69.9	$307.3	$218.8
Foreign exchange	(10.8)	47.5	(34.8)	127.2
Interest rate, equities, and indices	51.6	29.5	85.5	82.3
TBA and forward settling securities	42.0	66.2	4.9	158.2
Net gains from derivative contracts	$188.1	$213.1	$362.9	$586.5
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2023 and September 30, 2022 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of June 30, 2023 and $1.4 million as of September 30, 2022. The allowance for doubtful accounts related to receivables from clients was $53.2 million and $46.4 million as of June 30, 2023 and September 30, 2022, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of June 30, 2023 and September 30, 2022.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2023 was as follows:

(in millions)
Balance as of September 30, 2022	$47.8
Provision for bad debts	6.9
Allowance charge-offs	(1.4)
Balance as of June 30, 2023	$53.3
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	June 30, 2023	September 30, 2022
Physical Ag & Energy(1)	$157.9	$223.6
Precious metals - held by broker-dealer subsidiary	117.3	136.3
Precious metals - held by non-broker-dealer subsidiaries	169.5	153.6
Physical commodities inventory, net	$444.7	$513.5
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	June 30, 2023	September 30, 2022
Commercial	$33.8	$32.6
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Total Goodwill	$59.4	$58.2

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$4.1	$(2.2)	$1.9	$3.7	$(1.6)	$2.1
Software programs/platforms	28.6	(26.1)	2.5	28.3	(19.4)	8.9
Client and supplier base	38.3	(22.6)	15.7	29.5	(18.0)	11.5
Total intangible assets subject to amortization	71.0	(50.9)	20.1	61.5	(39.0)	22.5

Intangible assets not subject to amortization
Website domains	2.0	—	2.0	1.8	—	1.8
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.7	—	5.7	5.5	—	5.5
Total intangible assets	$76.7	$(50.9)	$25.8	$67.0	$(39.0)	$28.0
Amortization expense related to intangible assets was $3.9 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $11.9 million and $11.0 million for the nine months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2023 (remaining three months)	$2.5
Fiscal 2024	6.8
Fiscal 2025	3.6
Fiscal 2026	2.8
Fiscal 2027 and thereafter	4.4
Total intangible assets subject to amortization	$20.1
Note 9 – Credit Facilities
Committed Credit Facilities
The Company has four committed credit facilities, including a senior secured term loan, under which the Company and its subsidiaries may borrow up to $1,155.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The Company’s committed credit facilities consist of the following:
•A first-lien senior secured syndicated loan facility is available to the Company for general working capital requirements and capital expenditures. This revolving credit facility was amended during the period to increase the amount available from $475.0 million to $500.0 million and extend the maturity to April 21, 2026.
•An unsecured syndicated committed line of credit under which $180.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Inc., to provide short-term funding of margin to commodity exchanges. The line of credit is subject to annual review and its continued availability is subject to StoneX Financial Inc.’s financial condition and operating results continuing to be satisfactory as set forth in the relevant agreement. This facility was amended during the nine months ended June 30, 2023 to increase the amount available from $75.0 million to $180.0 million and extend the maturity to December 11, 2023.
•A $400.0 million syndicated committed borrowing facility available to the Company’s wholly owned subsidiary, StoneX Commodity Solutions LLC, to finance commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of StoneX Commodity Solutions LLC and guaranteed by the Company.
•An unsecured syndicated committed borrowing facility under which $75.0 million is available to the Company’s wholly owned subsidiary, StoneX Financial Ltd., for short-term funding of margin to commodity exchanges. This facility matures on October 14, 2023. The facility is guaranteed by the Company.

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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding borrowings on the facilities, as well as indebtedness on a promissory note and the Notes as of the periods indicated:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	June 30, 2023		September 30, 2022
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2026	$500.0	$230.0	(5)	$260.0
StoneX Financial Inc.	None	December 11, 2023	180.0	—	(5)	—
StoneX Commodity Solutions LLC	Certain commodities assets	July 28, 2024	400.0	162.1	(5)	217.0
StoneX Financial Ltd.	None	October 14, 2023	75.0	—	(5)	—
			$1,155.0	$392.1		$477.0

Uncommitted Credit Facilities	Various			22.9	(5)	—
Note Payable to Bank	Certain equipment			7.6	(5)	8.1
Senior Secured Notes	(2)			341.3	(3),(4)	339.1
Total outstanding borrowings				$763.9		$824.2

(1) The StoneX Group Inc. committed credit facility is secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors. The maturity date remains April 21, 2025 for one lender representing $42.5 million of the facility commitment.
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
(3) Amounts outstanding under the Notes are reported net of unamortized original issue discount of $6.6 million and $8.8 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, some of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2023. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2023, the Company was in compliance with all of its financial covenants under its credit facilities.
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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	June 30, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$11,141.4	$557.9	$69.1	$45.0	$11,813.4
Securities loaned	1,093.3	—	—	—	1,093.3
Gross amount of secured financing	$12,234.7	$557.9	$69.1	$45.0	$12,906.7

	September 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$3,664.7	$2,279.1	$186.3	$3.4	$6,133.5
Securities loaned	1,189.5	—	—	—	1,189.5
Gross amount of secured financing	$4,854.2	$2,279.1	$186.3	$3.4	$7,323.0
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	June 30, 2023	September 30, 2022
U.S. Treasury obligations	$6,169.3	$1,311.0
U.S. government agency obligations	676.5	604.1
Asset-backed obligations	122.6	178.0
Agency mortgage-backed obligations	4,425.9	3,762.5
Foreign government obligations	130.6	97.2
Corporate bonds	288.5	180.7
Total securities sold under agreement to repurchase	$11,813.4	$6,133.5

Securities loaned
Equity securities	$1,093.3	$1,189.5
Total securities loaned	1,093.3	1,189.5
Gross amount of secured financing	$12,906.7	$7,323.0

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$9,425.9	$(6,783.9)	$2,642.0
Securities borrowed	$1,094.3	$—	$1,094.3
Securities sold under agreements to repurchase	$11,813.4	$(6,783.9)	$5,029.5
Securities loaned	$1,093.3	$—	$1,093.3

	September 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,609.9	$(2,937.9)	$1,672.0
Securities borrowed	$1,209.8	$—	$1,209.8
Securities sold under agreements to repurchase	$6,133.5	$(2,937.9)	$3,195.6
Securities loaned	$1,189.5	$—	$1,189.5
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
The following table sets forth the carrying value of collateral pledged, received and repledged (in millions):

	June 30, 2023	September 30, 2022
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$5,039.7	$3,787.8
Securities received as collateral that may be repledged	$10,636.0	$5,836.1
Securities received as collateral that may be repledged covering securities sold short	$2,149.1	$1,615.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,084.3	$1,146.0

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

StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of June 30, 2023, the receivable from these client accounts, net of collections and other allowable deductions, was $20.8 million, with no individual account receivable exceeding $1.4 million. As of June 30, 2023, the allowance against these uncollected balances was $6.6 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. related to the trading losses in their accounts. During the nine months ended June 30, 2023, the Company reached privately negotiated settlements of a number of arbitration proceedings, pursuant to which in most cases the account holders agreed to pay all or a substantial portion of their outstanding deficit balances and in some cases the Company agreed to make certain payments to the account holders that are not material to the Company, individually or in the aggregate. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
As of June 30, 2023 and September 30, 2022, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Other than the updates provided within Contingencies, above, there have been no material changes to the legal actions and proceedings compared to September 30, 2022.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of June 30, 2023, the Company had $1.6 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2023.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income, net of tax	15.5	—	31.6	47.1
Balances as of June 30, 2023	$(18.9)	$(2.7)	$(21.9)	$(43.5)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues from contracts with clients as a percentage of total revenues	6.5%	4.5%	6.4%	5.5%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$57.6	$53.1	$161.6	$155.4
OTC derivative brokerage	2.0	4.0	10.1	13.3
Equities and fixed income	13.6	15.4	44.6	47.1
Mutual funds	0.7	1.0	2.2	3.4
Insurance and annuity products	2.0	2.2	6.5	7.4
Other	2.0	0.6	4.2	2.3
Total sales-based commission	77.9	76.3	229.2	228.9
Trailing:
Mutual funds	3.1	3.4	9.2	10.9
Insurance and annuity products	3.5	3.9	10.5	12.5
Total trailing commission	6.6	7.3	19.7	23.4

Clearing fees	38.6	38.8	114.6	115.8
Trade conversion fees	1.7	3.0	6.1	9.0
Other	2.0	1.5	5.9	4.5
Total commission and clearing fees	126.8	126.9	375.5	381.6
Consulting, management, and account fees:
Underwriting fees	0.2	0.1	0.5	0.4
Asset management fees	11.5	11.5	33.3	33.5
Advisory and consulting fees	8.4	8.2	26.1	23.2
Sweep program fees	12.3	2.5	36.6	3.5
Client account fees	4.0	3.8	11.5	11.8
Other	2.8	1.6	11.7	4.8
Total consulting, management, and account fees	39.2	27.7	119.7	77.2
Sales of physical commodities:
Precious metals sales	814.7	696.0	2,349.7	2,283.3
Total revenues from contracts with clients	$980.7	$850.6	$2,844.9	$2,742.1

Method of revenue recognition:
Point-in-time	$941.9	$821.1	$2,729.2	$2,658.5
Time elapsed	38.8	29.5	115.7	83.6
Total revenues from contracts with clients	980.7	850.6	2,844.9	2,742.1
Other sources of revenues
Physical precious metals trading	12,513.4	16,808.1	36,695.5	43,334.7
Physical agricultural and energy product trading	991.1	926.9	3,183.6	2,596.1
Principal gains, net	300.0	295.2	810.8	869.8
Interest income	262.7	50.1	685.7	112.3
Total revenues	$15,047.9	$18,930.9	$44,220.5	$49,655.0

Total revenues by primary geographic region:
United States	$1,428.9	$1,278.3	$4,463.6	$3,607.6
Europe	1,014.8	813.1	2,841.8	2,631.3
South America	65.9	21.7	184.6	63.0
Middle East and Asia	12,534.9	16,814.7	36,721.2	43,345.4
Other	3.4	3.1	9.3	7.7
Total revenues	$15,047.9	$18,930.9	$44,220.5	$49,655.0

Operating revenues by primary geographic region:
United States	$559.6	$354.7	$1,588.0	$1,023.3
Europe	145.1	125.8	352.1	364.8
South America	34.3	21.7	97.8	63.0
Middle East and Asia	34.4	23.5	88.9	65.3
Other	3.5	3.1	9.3	7.6
Total operating revenues	$776.9	$528.8	$2,136.1	$1,524.0

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Dividend income on long equity positions	$10.2	$31.6	$27.5	$119.1
Dividend expense on short equity positions	11.6	32.0	28.8	109.9
Dividend (loss)/income, net reported within Principal Gains, net	$(1.4)	$(0.4)	$(1.3)	$9.2
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Non-income taxes	$4.1	$4.6	$11.0	$13.7
Insurance	2.5	2.8	8.2	8.2
Employee related expenses	2.1	2.9	8.0	6.9
Other direct business expenses	3.0	2.5	11.1	6.9
Membership fees	0.9	0.6	2.8	2.4
Director and public company expenses	0.5	0.3	1.5	1.3
Office expenses	0.5	0.4	1.4	1.2
Other expenses	1.8	1.7	6.1	4.0
Total other expenses	$15.4	$15.8	$50.1	$44.6
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
Current and Prior Period Tax Expense
Income tax expense of $25.0 million and $21.8 million for the three months ended June 30, 2023 and 2022, respectively, and income tax expense of $59.8 million and $56.0 million for the nine months ended June 30, 2023 and 2022, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 26% and 31% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2023. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2023
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$364.4	$214.1
StoneX Financial Ltd.	Financial Conduct Authority (“FCA”)	$492.6	$358.0
Gain Capital Group, LLC	CFTC and NFA	$50.4	$29.3
StoneX Financial Pte. Ltd.	Monetary Authority of Singapore ("MAS")	$70.9	$22.1
StoneX Markets LLC	CFTC and NFA	$221.0	$123.7
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2023, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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
During the three months ended June 30, 2023, CDI contributed $11.7 million of Net operating revenue and $7.2 million of Net income. During the nine months ended June 30, 2023, CDI contributed $24.0 million of Net operating revenue and $12.3 million of Net income.
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
Incomm S.A.S.
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
Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has approximately 4,000 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total revenues:
Commercial	$14,444.5	$18,368.7	$42,188.7	$47,984.8
Institutional	381.1	209.1	1,087.1	573.2
Retail	170.7	312.1	791.5	978.0
Global Payments	53.2	44.3	158.4	127.7
Corporate Unallocated	8.6	2.9	23.9	6.9
Eliminations	(10.2)	(6.2)	(29.1)	(15.6)
Total	$15,047.9	$18,930.9	$44,220.5	$49,655.0
Operating revenues:
Commercial	$252.7	$170.2	$655.2	$506.9
Institutional	381.1	209.1	1,087.1	573.2
Retail	91.5	108.5	240.6	324.9
Global Payments	53.2	44.3	158.4	127.7
Corporate Unallocated	8.6	2.9	23.9	6.9
Eliminations	(10.2)	(6.2)	(29.1)	(15.6)
Total	$776.9	$528.8	$2,136.1	$1,524.0
Net operating revenues (loss):
Commercial	$213.6	$141.9	$551.4	$427.4
Institutional	120.3	126.4	401.4	352.1
Retail	65.1	77.9	159.8	229.5
Global Payments	51.0	41.4	151.7	120.6
Corporate Unallocated	(14.1)	(13.5)	(47.0)	(41.4)
Total	$435.9	$374.1	$1,217.3	$1,088.2
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$156.9	$101.9	$413.5	$302.2
Institutional	81.7	74.7	265.6	214.4
Retail	60.3	71.7	147.9	212.4
Global Payments	41.9	33.6	122.1	97.6
Total	$340.8	$281.9	$949.1	$826.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$117.0	$72.5	$302.7	$208.1
Institutional	45.1	47.7	162.9	129.6
Retail	17.2	26.3	17.8	95.2
Global Payments	28.6	24.6	76.8	73.0
Total	$207.9	$171.1	$560.2	$505.9
Reconciliation of segment income to income before tax:
Segment income	$207.9	$171.1	$560.2	$505.9
Net costs not allocated to operating segments	(113.4)	(100.2)	(336.1)	(295.1)
Gain on acquisition	—	—	23.5	—
Income before tax	$94.5	$70.9	$247.6	$210.8

(in millions)	As of June 30, 2023	As of September 30, 2022
Total assets:
Commercial	$5,036.6	$5,931.0
Institutional	14,594.1	11,687.1
Retail	1,022.2	971.2
Global Payments	555.1	524.0
Corporate Unallocated	725.1	746.3
Total	$21,933.1	$19,859.6

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 4,000 employees as of June 30, 2023. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. See Segment Information for a listing of business activities performed within our reportable segments.
Executive Summary
In the third quarter of fiscal 2023, we benefited from the effect of heightened commodity volatility and the resulting increase in client activity, which drove strong growth in over-the-counter (“OTC”) and physical contract operating revenues. In addition, we experienced strong growth in interest and fee income earned on client balances compared to the prior year period, as a result of the impact of the significant increase in short-term interest rates.
Operating revenues increased $248.1 million, or 47%, to $776.9 million in the three months ended June 30, 2023 compared to $528.8 million in the three months ended June 30, 2022, led by our Institutional segment, which added $172.0 million compared to the three months ended June 30, 2022. In addition, our Commercial and Global Payments segments added $82.5 million and $8.9 million, respectively, compared to the three months ended June 30, 2022. Operating revenues in our Retail segment declined $17.0 million compared to the three months ended June 30, 2022.
Net operating revenues increased $61.8 million to $435.9 million in the three months ended June 30, 2023 compared to $374.1 million in the three months ended June 30, 2022. Our Commercial and Global Payment segments added $71.7 million and $9.6 million, respectively, compared to the three months ended June 30, 2022. Net operating revenues in our Retail and Institutional segments declined $12.8 million and $6.1 million, respectively, compared to the three months ended June 30, 2022.
Interest and fee income on client balances increased $70.7 million, or 329%, to $92.2 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, principally driven by the significant increase in short-term interest rates. Average client equity increased $0.3 billion, or 5%, to $6.5 billion, while average money-market/FDIC sweep balances declined 32% to $1.3 billion in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The interest expense attributable to client balances on deposit increased $31.6 million, to $34.0 million in the three months ended June 30, 2023 compared to $2.4 million in the three months ended June 30, 2022.
Overall segment income increased $36.8 million, or 22%, to $207.9 million in the three months ended June 30, 2023 compared to $171.1 million in the three months ended June 30, 2022.

Segment income in our Commercial segment increased $44.5 million compared to the three months ended June 30, 2022, principally as a result of strong growth in interest/fees earned on client balances, as well as in operating revenues derived from OTC derivative and physical contracts in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This growth was partially offset by a $10.5 million increase in non-variable direct expenses compared to the three months ended June 30, 2022.
Segment income in our Institutional segment decreased $2.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decline primarily resulted from a $6.1 million decrease in net operating revenues, as well as a $9.6 million increase in non-variable direct expenses. These negative variances were partially offset by a $13.1 million decline in variable compensation.
Segment income in our Retail segment declined $9.1 million, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decline principally resulted from a 21% decline in operating revenues derived from FX/Contracts for Difference (“CFD”) contracts, which was driven by a 25% decline in FX/CFD contract volumes compared to the three months ended June 30, 2022. The decline in operating revenues was partially offset by a $2.3 million decline in non-variable direct expenses as well as a $1.4 million decline in variable compensation compared to the three months ended June 30, 2022.
Segment income in our Global Payments segment increased $4.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by a 20% increase in operating revenues as a result of a 21% increase in Global Payments RPM compared to the three months ended June 30, 2022. This increase was partially offset by a $4.3 million increase in non-variable direct expenses compared to the three months ended June 30, 2022.
Interest expense related to corporate funding purposes increased $4.2 million to $14.9 million in the three months ended June 30, 2023 compared to $10.7 million in the three months ended June 30, 2022, principally due to higher short-term interest rates and an increase in average borrowings.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 54% of total expenses in the three months ended June 30, 2023 compared to 57% in the three months ended June 30, 2022. Non-variable expenses, excluding bad debts, increased $24.6 million, period-over-period, principally due to higher fixed compensation and benefits, as well as increases in trading systems and market information, depreciation and amortization and travel and business development. Bad debts, net of recoveries increased $7.0 million compared to the three months ended June 30, 2022.
Our net income increased $20.4 million to $69.5 million in the three months ended June 30, 2023 compared to $49.1 million in the three months ended June 30, 2022. Diluted earnings per share were $3.25 for the three months ended June 30, 2023 compared to $2.37 in the three months ended June 30, 2022.

Selected Summary Financial Information
Results of Operations
Our total revenues, as reported, combine gross revenues for the physical commodities business and net revenues for all other businesses. Management believes that operating revenues, which deduct the cost of sales of physical commodities from total revenues, is a more useful financial measure with which to assess our results of operations. The table below sets forth our operating revenues, as well as other key financial measures, for the periods indicated.

Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$14,319.2	$18,431.0	(22)%	$42,228.8	$48,214.1	(12)%
Principal gains, net	300.0	295.2	2%	810.8	869.8	(7)%
Commission and clearing fees	126.8	126.9	—%	375.5	381.6	(2)%
Consulting, management, and account fees	39.2	27.7	42%	119.7	77.2	55%
Interest income	262.7	50.1	424%	685.7	112.3	511%
Total revenues	15,047.9	18,930.9	(21)%	44,220.5	49,655.0	(11)%
Cost of sales of physical commodities	14,271.0	18,402.1	(22)%	42,084.4	48,131.0	(13)%
Operating revenues	776.9	528.8	47%	2,136.1	1,524.0	40%
Transaction-based clearing expenses	66.7	74.7	(11)%	203.2	222.1	(9)%
Introducing broker commissions	43.4	41.2	5%	122.4	122.7	—%
Interest expense	216.0	28.1	669%	549.0	57.9	848%
Interest expense on corporate funding	14.9	10.7	39%	44.2	33.1	34%
Net operating revenues	435.9	374.1	17%	1,217.3	1,088.2	12%
Compensation and benefits	226.6	202.2	12%	658.1	584.3	13%
Bad debts, net of recoveries	6.3	(0.7)	n/m	10.0	11.4	(12)%
Other expenses	108.5	101.7	7%	325.1	288.1	13%
Total compensation and other expenses	341.4	303.2	13%	993.2	883.8	12%
Gain on acquisition and other gain	—	—	—%	23.5	6.4	267%
Income before tax	94.5	70.9	33%	247.6	210.8	17%
Income tax expense	25.0	21.8	15%	59.8	56.0	7%
Net income	$69.5	$49.1	42%	$187.8	$154.8	21%

Balance Sheet information:				June 30, 2023	June 30, 2022	% Change
Total assets				$21,933.1	$19,408.8	13%
Payables to lenders under loans				$422.6	$508.2	(17)%
Senior secured borrowings, net				$341.3	$338.9	1%
Stockholders’ equity				$1,329.9	$1,047.3	27%

The tables below display operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Operating Revenues (in millions):
Listed derivatives	$107.6	$106.1	1%	$317.9	$329.7	(4)%
Over-the-counter (“OTC”) derivatives	71.9	50.2	43%	172.3	159.3	8%
Securities	272.4	154.6	76%	755.7	428.6	76%
FX / Contracts For Difference (“CFD”) contracts	72.1	86.8	(17)%	182.7	257.9	(29)%
Global payments	52.7	42.8	23%	155.4	124.2	25%
Physical contracts	81.0	50.8	59%	194.8	132.4	47%
Interest / fees earned on client balances	92.2	21.5	329%	281.8	40.2	601%
Other	28.6	19.3	48%	80.7	60.4	34%
Corporate Unallocated	8.6	2.9	197%	23.9	6.9	246%
Eliminations	(10.2)	(6.2)	65%	(29.1)	(15.6)	87%
	$776.9	$528.8	47%	$2,136.1	$1,524.0	40%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	39,044	41,049	(5)%	120,831	119,796	1%
Listed derivatives, average rate per contract (1)	$2.62	$2.41	9%	$2.47	$2.60	(5)%
Average client equity - listed derivatives (millions)	$6,459	$6,145	5%	$7,301	$5,362	36%
OTC derivatives (contracts, 000’s)	1,063	730	46%	2,638	2,231	18%
OTC derivatives, average rate per contract	$67.75	$69.16	(2)%	$65.73	$71.64	(8)%
Securities average daily volume (“ADV”) (millions)	$5,378	$4,054	33%	$5,121	$3,412	50%
Securities rate per million (“RPM”) (2)	$262	$462	(43)%	$314	$511	(39)%
Average money market / FDIC sweep client balances (millions)	$1,269	$1,863	(32)%	$1,393	$1,730	(19)%
FX / CFD contracts ADV (millions)	$10,513	$13,147	(20)%	$12,278	$13,615	(10)%
FX / CFD contracts RPM	$107	$102	5%	$79	$98	(19)%
Global Payments ADV (millions)	$65	$66	(2)%	$68	$61	11%
Global Payments RPM	$12,907	$10,652	21%	$12,049	$10,952	10%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating revenues increased $248.1 million, or 47%, to $776.9 million in the three months ended June 30, 2023 compared to $528.8 million in the three months ended June 30, 2022.
Operating revenues derived from listed derivatives increased $1.5 million, or 1%, to $107.6 million in the three months ended June 30, 2023 compared to $106.1 million in the three months ended June 30, 2022. This increase was principally due to an 9% increase in the average rate per contract, partially offset by a 5% decline in listed derivative contract volumes compared to the three months ended June 30, 2022.
Operating revenues derived from OTC derivatives increased $21.7 million, or 43%, to $71.9 million in the three months ended June 30, 2023 compared to $50.2 million in the three months ended June 30, 2022. This was the result of a 46% increase in OTC derivative contract volumes, partially offset by a 2% decline in the average rate per contract compared to the three months ended June 30, 2022.

Operating revenues derived from securities transactions increased $117.8 million, or 76%, to $272.4 million in the three months ended June 30, 2023 compared to $154.6 million in the three months ended June 30, 2022. This increase was principally due to a 33% increase in ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term rates, we amended our calculation of the securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions decreased $26.4 million, or 27%, to $70.1 million in the three months ended June 30, 2023 compared to $96.5 million in the three months ended June 30, 2022. This decline was principally due to a 43% decline in the RPM resulting from the tightening of spreads and a change in product mix.
Operating revenues derived from FX/CFD contracts declined $14.7 million, or 17%, to $72.1 million in the three months ended June 30, 2023 compared to $86.8 million in the three months ended June 30, 2022, principally due to a 20% decline in the FX/CFD contracts ADV, partially offset by a 5% increase in the FX/CFD RPM.
Operating revenues from global payments increased $9.9 million, or 23%, to $52.7 million in the three months ended June 30, 2023 compared to $42.8 million in the three months ended June 30, 2022, principally driven by a 21% increase in the RPM, partially offset by a 2% decrease in the ADV.
Operating revenues derived from physical contracts increased $30.2 million, or 59%, to $81.0 million in the three months ended June 30, 2023 compared to $50.8 million in the three months ended June 30, 2022. This increase was principally due to strong growth in our physical agricultural and energy business as a result of increased activity in biodiesel feedstock markets as well the acquisition of CDI, effective October 31, 2022.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $70.7 million, or 329%, to $92.2 million in the three months ended June 30, 2023 compared to $21.5 million in the three months ended June 30, 2022. This was principally driven by a significant increase in short-term interest rates.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Operating revenues increased $612.1 million, or 40%, to $2,136.1 million in the nine months ended June 30, 2023 compared to $1,524.0 million in the nine months ended June 30, 2022. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues from listed derivatives declined $11.8 million, or 4%, to $317.9 million in the nine months ended June 30, 2023 compared to $329.7 million in the nine months ended June 30, 2022, principally resulting from a 5% decline in the average rate per contract, partially offset by a 1% increase in listed derivative contract volumes.
Operating revenues in OTC derivatives increased $13.0 million, or 8%, to $172.3 million in the nine months ended June 30, 2023 compared to $159.3 million in the nine months ended June 30, 2022. This growth was principally driven by an 18% increase OTC contract volumes, partially offset by an 8% decline in the average rate per contract.
Operating revenue from securities transactions increased $327.1 million, or 76%, to $755.7 million in the nine months ended June 30, 2023 compared to $428.6 million in the nine months ended June 30, 2022. This increase was principally due to a 50% increase in securities ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term interest rates, we have amended our calculation of securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions decreased $25.4 million, or 9%, to $247.7 million in the nine months ended June 30, 2023 compared to $273.1 million in the three months ended June 30, 2022. This decline principally resulted from the 39% decline in RPM principally due to a tightening of spreads and a change in product mix.
Operating revenues from FX/CFD contracts declined $75.2 million, or 29%, to $182.7 million in the nine months ended June 30, 2023 compared to $257.9 million in the nine months ended June 30, 2022, principally as a result of a 19% decline in FX/CFD contracts RPM, as well as a 10% decline in FX/CFD contracts ADV.
Operating revenues from global payments increased by $31.2 million, or 25%, to $155.4 million in the nine months ended June 30, 2023 compared to $124.2 million in the nine months ended June 30, 2022, principally as a result of an 11% increase in ADV, as well as a 10% increase in payments RPM.
Operating revenues from physical contracts increased $62.4 million, or 47%, to $194.8 million in the nine months ended June 30, 2023 compared to $132.4 million in the nine months ended June 30, 2022, principally due to increased client activity in agricultural and energy commodities, including the acquisition of CDI, effective October 31, 2022, as well as continued client demand for precious metals.

Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $241.6 million, or 601%, to $281.8 million in the nine months ended June 30, 2023 compared to $40.2 million in the nine months ended June 30, 2022, principally as a result of the impact of the significant increase in short-term interest rates, as well as a 36% increase in average client equity, which was partially offset by a 19% decline in average money market/FDIC sweep client balances.
Interest and Transactional Expenses
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Transaction-based clearing expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$66.7	$74.7	$(8.0)	(11)%
Percentage of operating revenues	9%	14%
The decrease in transaction-based clearing expense was principally due to lower fees in the Equity Capital Markets business, which related to lower ADR conversion and short-rebate fees, lower fees in the Retail Forex business, which related to decreased FX/CFD ADV, lower fees in the Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded, and lower fees in the Global Payments business. These decreases were partially offset by higher fees in the Debt Capital Markets business due to an increase in the ADV, and higher fees across all the businesses within our Commercial segment, principally due to higher contract volumes. The decline in the percentage of operating revenues was principally due to the significant increase in interest income, which has no corresponding transaction-based clearing expense element.
Introducing broker commissions

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Introducing broker commissions	$43.4	$41.2	$2.2	5%
Percentage of operating revenues	6%	8%
The increase in introducing broker commission expense was principally due to higher expense in our Financial Ag and Energy business, due to product mix traded, and higher costs in our Asset Management business, as well as incremental expense from the CDI acquisition, effective October 31, 2022. These increases were partially offset by lower revenues within our Retail Forex and Independent Wealth Management businesses, resulting in lower costs, and lower expense in our Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Interest expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$156.4	$11.5	$144.9	1,260%
Securities borrowing	11.4	5.7	5.7	100%
Client balances on deposit	34.0	2.4	31.6	1,317%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	14.2	8.5	5.7	67%
	216.0	28.1	187.9	669%
Corporate funding	14.9	10.7	4.2	39%
Total interest expense	$230.9	$38.8	$192.1	495%
The increase in interest expense attributable to trading activities was principally due to the effect of the significant increase in short-term interest rates, most notably in our fixed income business, as well as an increase in client balances on which we pay interest.
The increase in interest expense attributable to corporate funding was principally due to higher short-term interest rates on our revolving credit facility as well as an increase in average borrowings.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Transaction-based clearing expenses

	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$203.2	$222.1	$(18.9)	(9)%
Percentage of operating revenues	10%	15%
The decrease in transaction-based clearing expense was principally due to lower fees in the Equity Capital Markets business, related to lower ADR conversion and short-rebate fees, lower fees in the Retail Forex business, which related to decreased FX/CFD ADV, lower fees in the Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded, and lower fees in the Global Payments business. These decreases were partially offset by higher fees in the Debt Capital Markets business due to an increase in the ADV. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Introducing broker commissions

	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Introducing broker commissions	$122.4	$122.7	$(0.3)	—%
Percentage of operating revenues	6%	8%
Introducing broker commission expense was relatively unchanged period-over-period. Decreased expenses are principally due to lower revenues within our Independent Wealth Management and Retail Forex businesses, were partially offset by higher costs in our Asset Management, Financial Ag and Energy and Global Payments businesses as well as incremental expense from the CDI acquisition, effective October 31, 2022. The decline in the percentage of operating revenues was principally due to the significant increase in interest income.
Interest expense

	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$372.1	$16.4	$355.7	2,169%
Securities borrowing	27.6	16.3	11.3	69%
Client balances on deposit	107.7	3.4	104.3	3,068%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	41.6	21.8	19.8	91%
	549.0	57.9	491.1	848%
Corporate funding	44.2	33.1	11.1	34%
Total interest expense	$593.2	$91.0	$502.2	552%
The increase in interest expense attributable to trading activities was principally due to an increase in short-term interest rates, an increase in ADV in our fixed income business, an increase in client balances on which we pay interest.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net Operating Revenues (in millions):
Listed derivatives	$49.8	$49.4	1%	$152.0	$162.3	(6)%
OTC derivatives	71.9	50.2	43%	172.2	159.3	8%
Securities	70.1	96.5	(27)%	247.7	273.1	(9)%
FX / CFD contracts	64.3	74.8	(14)%	153.2	221.7	(31)%
Global Payments	50.6	39.9	27%	148.8	117.1	27%
Physical contracts	69.3	44.9	54%	164.0	117.2	40%
Interest, net / fees earned on client balances	57.9	18.7	210%	175.6	35.3	397%
Other	16.1	13.2	22%	50.8	43.6	17%
Corporate Unallocated	(14.1)	(13.5)	4%	(47.0)	(41.4)	14%
	$435.9	$374.1	17%	$1,217.3	$1,088.2	12%
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$130.5	$123.9	5%	$370.8	$348.4	6%
Fixed compensation and benefits	96.1	78.3	23%	287.3	235.9	22%
	226.6	202.2	12%	658.1	584.3	13%
Other expenses:
Trading systems and market information	19.4	16.0	21%	54.9	49.0	12%
Professional fees	13.9	13.2	5%	41.1	38.9	6%
Non-trading technology and support	13.7	12.9	6%	44.7	38.7	16%
Occupancy and equipment rental	10.0	9.2	9%	29.5	26.7	10%
Selling and marketing	13.7	16.0	(14)%	40.8	41.3	(1)%
Travel and business development	6.2	4.9	27%	17.7	10.8	64%
Communications	2.4	2.0	20%	6.7	6.0	12%
Depreciation and amortization	13.8	11.7	18%	39.6	32.1	23%
Bad debts, net of recoveries	6.3	(0.7)	n/m	10.0	11.4	(12)%
Other	15.4	15.8	(3)%	50.1	44.6	12%
	114.8	101.0	14%	335.1	299.5	12%
Total compensation and other expenses	$341.4	$303.2	13%	$993.2	$883.8	12%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Compensation and Other Expenses: Compensation and other expenses increased $38.2 million, or 13%, to $341.4 million in the three months ended June 30, 2023 compared to $303.2 million in the three months ended June 30, 2022.
Compensation and Benefits:

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$108.6	$104.7	$3.9	4%
Administrative, executive, and centralized and local operations	21.9	19.2	2.7	14%
Total variable compensation and benefits	130.5	123.9	6.6	5%
Variable compensation and benefits as a percentage of net operating revenues	30%	33%

Fixed compensation and benefits:
Non-variable salaries	68.7	57.5	11.2	19%
Employee benefits and other compensation, excluding share-based compensation	21.0	16.3	4.7	29%
Share-based compensation	6.4	4.5	1.9	42%
Total fixed compensation and benefits	96.1	78.3	17.8	23%
Total compensation and benefits	226.6	202.2	24.4	12%
Total compensation and benefits as a percentage of operating revenues	29%	38%
Number of employees, end of period	3,972	3,484	488	14%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher payroll taxes, benefits, and retirement costs. Share-based compensation, which contains stock option and restricted stock expense, increased principally due to higher employee participation in the Company’s restricted stock plan.
Other Expenses: Other non-compensation expenses increased $13.8 million, or 14%, to $114.8 million in the three months ended June 30, 2023 compared to $101.0 million in the three months ended June 30, 2022.
Trading systems and market information increased $3.4 million, principally due to higher market information costs in the Debt Capital Markets, Retail Forex and Financial Ag & Energy businesses, partially offset by lower trading system costs.
Travel and business development increased $1.3 million, principally due to higher transportation and lodging costs across several business lines following periods of reduced travel.
Depreciation and amortization increased $2.1 million, principally due to the incremental depreciation expense from internally developed software placed into service, as well as higher amortization of intangibles acquired.
Bad debts, net of recoveries increased $7.0 million over the prior year. During the three months ended June 30, 2023, bad debts, net of recoveries were $6.3 million, principally related to bad debt expense of $4.5 million of client receivable in the Physical Ag & Energy business, $1.5 million of client trading account deficits in our Retail Forex business, and $0.4 million in client trading account deficits in our Financial Ag & Energy business. During the three months ended June 30, 2022, we recorded net recoveries of bad debts of $0.7 million, principally due to to net recoveries of $0.4 million in the Precious Metals business within our Commercial segment. Additionally, we recorded recoveries of $0.6 million of bad debt expense within the Institutional segment, including $0.5 million of client receivables in the Equity Capital Markets business and $0.1 million in client trading account deficits in the Exchange-Traded Futures and Options business.
Provision for Taxes: The effective income tax rate was 26% and 31% in the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Compensation and Other Expenses: Compensation and other expenses increased $109.4 million, or 12%, to $993.2 million in the nine months ended June 30, 2023 compared to $883.8 million in the nine months ended June 30, 2022.
Compensation and Benefits:

	Nine Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$313.0	$300.9	$12.1	4%
Administrative, executive, and centralized and local operations	57.8	47.5	10.3	22%
Total variable compensation and benefits	370.8	348.4	22.4	6%
Variable compensation and benefits as a percentage of net operating revenues	30%	32%

Fixed compensation and benefits:
Non-variable salaries	196.6	166.5	30.1	18%
Employee benefits and other compensation, excluding share-based compensation	69.4	56.6	12.8	23%
Share-based compensation	21.3	12.8	8.5	66%
Total fixed compensation and benefits	287.3	235.9	51.4	22%
Total compensation and benefits	$658.1	$584.3	$73.8	13%
Total compensation and benefits as a percentage of operating revenues	31%	38%
Number of employees, end of period	3,972	3,484	488	14%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally related to higher severance, payroll taxes, benefits, and retirement costs. During the nine months ended June 30, 2023, severance costs were $13.4 million, principally related to a reorganization within the Global Payments business. During the nine months ended June 30, 2022, severance costs were $1.4 million. Partially offsetting the increases was an increase in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation, which contains stock option and restricted stock expense, increased principally due to higher employee participation in the Company’s restricted stock plan, as well as from $3.3 million in accelerated share-based compensation for employee departures that are related to retirements and certain business reorganizations during the nine months ended June 30, 2023.
Other Expenses: Other non-compensation expenses increased $35.6 million, or 12%, to $335.1 million in the nine months ended June 30, 2023 compared to $299.5 million in the nine months ended June 30, 2022.
Trading systems and market information costs increased $5.9 million, principally due to higher market information costs in the Debt Capital Markets and Retail Forex businesses.
Non-trading technology and support increased $6.0 million, principally due to higher non-trading software maintenance and support costs related to various IT systems.
Travel and business development increased $6.9 million, principally due to higher transportation and lodging costs across all business lines and support departments following periods of reduced travel.
Depreciation and amortization increased $7.5 million, principally due to the incremental depreciation expense from internally developed software placed into service, as well as higher amortization on leasehold improvements and intangibles acquired.
Other expenses increased $5.5 million, principally due to an increase in non-variable direct business costs and non-compensation employee based expenses, certain litigation settlement matters and banking fees, partially offset by lower non-income taxes and lower contingent acquisition related expense.
Bad debt expense, net of recoveries decreased $1.4 million over the prior year. During the nine months ended June 30, 2023, bad debt expense, net of recovery was $10.0 million, principally related to bad debt expense of $7.6 million of client receivables in the Physical Ag & Energy business, $2.3 million of client trading account deficits in our Retail segment, and $0.4 million in client trading account deficits in our Financial Ag & Energy business. During the nine months ended June 30, 2022, bad debt expense, net of recoveries was $11.4 million, principally related to client trading account deficits in our Commercial, Institutional, and Retail segments of $8.8 million, $1.6 million, and $1.0 million, respectively.

Gain on Acquisition and Other Gain: The results of the nine months ended June 30, 2023 include a nonrecurring gain of $23.5 million related to the acquisition of CDI. The results of the nine months ended June 30, 2022 included a nonrecurring gain of $6.4 million related to a foreign exchange antitrust class action settlement received in March 2022.
Provision for Taxes: Our effective income tax rate was 24% and 27% for nine months ended June 30, 2023 and 2022, respectively. The gain on acquisition of $23.5 million in the nine months ended June 30, 2023 was not taxable and reduced the effective income tax rate 2.0%.
The effective income tax rate for the nine months ended June 30, 2023 and 2022 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below sets forth our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Variable compensation and benefits	$130.5	29%	$123.9	29%	$370.8	28%	$348.4	28%
Transaction-based clearing expenses	66.7	15%	74.7	18%	203.2	15%	222.1	19%
Introducing broker commissions	43.4	10%	41.2	10%	122.4	9%	122.7	10%
Total variable expenses	240.6	54%	239.8	57%	696.4	52%	693.2	57%
Fixed compensation and benefits	96.1	21%	78.3	19%	287.3	22%	235.9	19%
Other fixed expenses	108.5	24%	101.7	24%	325.1	25%	288.1	23%
Bad debts, net of recoveries	6.3	1%	(0.7)	—%	10.0	1%	11.4	1%
Total non-variable expenses	210.9	46%	179.3	43%	622.4	48%	535.4	43%
Total non-interest expenses	$451.5	100%	$419.1	100%	$1,318.8	100%	$1,228.6	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have approximately 4,000 employees allowing us to serve clients in more than 180 countries.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2023	% of Operating Revenues	2022	% of Operating Revenues	2023	% of Operating Revenues	2022	% of Operating Revenues
Revenues:
Sales of physical commodities	$14,319.2		$18,431.0		$42,228.8		$48,214.1
Principal gains, net	302.6		295.2		811.9		869.8
Commission and clearing fees	127.2		127.3		376.9		382.8
Consulting, management, and account fees	39.1		26.9		117.0		74.6
Interest income	261.4		53.8		691.1		122.4
Total revenues	15,049.5		18,934.2		44,225.7		49,663.7
Cost of sales of physical commodities	14,271.0		18,402.1		42,084.4		48,131.0
Operating revenues	778.5	100%	532.1	100%	2,141.3	100%	1,532.7	100%
Transaction-based clearing expenses	66.7	9%	74.9	14%	203.2	9%	221.2	14%
Introducing broker commissions	43.4	6%	41.2	8%	122.4	6%	122.9	8%
Interest expense	218.4	28%	28.4	5%	551.4	26%	59.0	4%
Net operating revenues	450.0		387.6		1,264.3		1,129.6
Variable direct compensation and benefits	109.2	14%	105.7	20%	315.2	15%	303.0	20%
Net contribution	340.8		281.9		949.1		826.6
Fixed compensation and benefits	52.6		45.0		158.7		130.5
Other fixed expenses	74.0		66.5		220.2		185.2
Bad debts, net of recoveries	6.3		(0.7)		10.0		11.4
Total non-variable direct expenses	132.9	17%	110.8	21%	388.9	18%	327.1	21%
Other gain	—		—		—		6.4
Segment income	$207.9		$171.1		$560.2		$505.9
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net contribution for all of our business segments increased $58.9 million, or 21%, to $340.8 million in the three months ended June 30, 2023 compared to $281.9 million in the three months ended June 30, 2022. Segment income increased $36.8 million, or 22%, to $207.9 million in the three months ended June 30, 2023 compared to $171.1 million in the three months ended June 30, 2022.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Net contribution for all of our business segments increased $122.5 million, or 15%, to $949.1 million in the nine months ended June 30, 2023 compared to $826.6 million in the nine months ended June 30, 2022. Segment income increased $54.3 million, or 11%, to $560.2 million in the nine months ended June 30, 2023 compared to $505.9 million in the nine months ended June 30, 2022.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$14,240.1	$18,224.3	(22)%	$41,668.8	$47,551.9	(12)%
Principal gains, net	109.5	84.4	30%	254.1	260.2	(2)%
Commission and clearing fees	50.0	41.9	19%	133.3	129.9	3%
Consulting, management and account fees	6.9	5.8	19%	19.8	16.2	22%
Interest income	38.0	12.3	209%	112.7	26.6	324%
Total revenues	14,444.5	18,368.7	(21)%	42,188.7	47,984.8	(12)%
Cost of sales of physical commodities	14,191.8	18,198.5	(22)%	41,533.5	47,477.9	(13)%
Operating revenues	252.7	170.2	48%	655.2	506.9	29%
Transaction-based clearing expenses	16.3	14.8	10%	44.1	42.3	4%
Introducing broker commissions	12.0	8.4	43%	29.4	24.2	21%
Interest expense	10.8	5.1	112%	30.3	13.0	133%
Net operating revenues	213.6	141.9	51%	551.4	427.4	29%
Variable direct compensation and benefits	56.7	40.0	42%	137.9	125.2	10%
Net contribution	156.9	101.9	54%	413.5	302.2	37%
Fixed compensation and benefits	16.0	13.0	23%	46.0	37.6	22%
Other fixed expenses	18.9	16.8	13%	56.9	47.7	19%
Bad debts, net of recoveries	5.0	(0.4)	n/m	7.9	8.8	(10)%
Non-variable direct expenses	39.9	29.4	36%	110.8	94.1	18%
Segment income	$117.0	$72.5	61%	$302.7	$208.1	45%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$62.2	$56.9	9%	$177.0	$187.6	(6)%
OTC derivatives	71.9	50.2	43%	172.3	159.3	8%
Physical contracts	77.0	46.1	67%	182.6	120.7	51%
Interest / fees earned on client balances	35.0	11.4	207%	104.5	23.1	352%
Other	6.6	5.6	18%	18.8	16.2	16%
	$252.7	$170.2	48%	$655.2	$506.9	29%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	9,021	7,482	21%	25,532	22,986	11%
Listed derivatives, average rate per contract (1)	$6.58	$7.26	(9)%	$6.62	$7.75	(15)%
Average client equity - listed derivatives (millions)	$1,815	$2,585	(30)%	$1,974	$2,104	(6)%
OTC derivatives (contracts, 000’s)	1,063	730	46%	2,638	2,231	18%
OTC derivatives, average rate per contract	$67.75	$69.16	(2)%	$65.73	$71.64	(8)%

(1)	Give-up fees, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating revenues increased $82.5 million, or 48%, to $252.7 million in the three months ended June 30, 2023 compared to $170.2 million in the three months ended June 30, 2022. Net operating revenues increased $71.7 million, or 51%, to $213.6 million in the three months ended June 30, 2023 compared to $141.9 million in the three months ended June 30, 2022.
Operating revenues derived from listed derivatives increased $5.3 million, or 9%, to $62.2 million in the three months ended June 30, 2023 compared to $56.9 million in the three months ended June 30, 2022. This increase was principally due to a 21% increase in overall listed derivatives contract volumes, primarily in agricultural commodity markets, compared to the prior year period. This increase was partially offset by a 9% decline in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices.

Operating revenues derived from OTC derivatives increased $21.7 million, or 43%, to $71.9 million in the three months ended June 30, 2023 compared to $50.2 million in the three months ended June 30, 2022. This increase was principally due to a 46% increase in OTC derivative volumes compared to the three months ended June 30, 2022, primarily in agricultural markets, most notably in Brazil. This increase was partially offset by a 2% decline in the average rate per contract compared to the prior year period.
Operating revenues derived from physical contracts increased $30.9 million, or 67%, to $77.0 million in the three months ended June 30, 2023 compared to $46.1 million in the three months ended June 30, 2022. This increase was principally due to a $29.4 million increase in operating revenues in our physical agricultural and energy business as a result of increased activity in biodiesel feedstock markets as well the acquisition of CDI, effective October 31, 2022.
Interest and fee income earned on client balances increased $23.6 million, or 207%, to $35.0 million in the three months ended June 30, 2023 compared to $11.4 million in the three months ended June 30, 2022 as a result of a significant increase in short-term interest rates, which was partially offset by a 30% decline in average client equity to $1,815 million in the three months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 34% in the three months ended June 30, 2023 compared to 37% in the three months ended June 30, 2022, primarily as a result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $44.5 million, or 61%, to $117.0 million in the three months ended June 30, 2023 compared to $72.5 million in the three months ended June 30, 2022, principally due to the growth in operating revenues, which was partially offset by a $10.5 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $5.4 million increase in bad debts, net of recoveries, as well as a $3.0 million increase in fixed compensation and benefits compared to the three months ended June 30, 2022.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Operating revenues increased $148.3 million, or 29%, to $655.2 million in the nine months ended June 30, 2023 compared to $506.9 million in the nine months ended June 30, 2022. Net operating revenues increased $124.0 million, or 29%, to $551.4 million in the nine months ended June 30, 2023 compared to $427.4 million in the nine months ended June 30, 2022.
Operating revenues derived from listed derivatives declined $10.6 million, or 6%, to $177.0 million in the nine months ended June 30, 2023 compared to $187.6 million in the nine months ended June 30, 2022. This decline was principally driven by a 15% decline in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices. This decline was partially offset by a 11% increase in listed derivative contract volumes compared to the prior year period.
Operating revenues derived from OTC transactions increased $13.0 million, or 8%, to $172.3 million in the nine months ended June 30, 2023 compared to $159.3 million in the nine months ended June 30, 2022. This increase was principally driven by an 18% increase in OTC volumes, which was partially offset by an 8% decline in the average rate per contract as compared to the prior year.
Operating revenues derived from physical transactions increased $61.9 million, or 51%, to $182.6 million in the nine months ended June 30, 2023 compared to $120.7 million in the nine months ended June 30, 2022, principally due to increased client activity in agricultural and energy commodities, including the acquisition of CDI, effective October 31, 2022, as well as continued client demand for precious metals.
Interest and fee income earned on client balances increased $81.4 million, or 352%, to $104.5 million in the nine months ended June 30, 2023 compared to $23.1 million in the nine months ended June 30, 2022, as a result of a significant increase in short-term interest rates, which was partially offset by a 6% decrease in average client equity to $1,974 million in the nine months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 32% in the nine months ended June 30, 2023 compared to 38% in the nine months ended June 30, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $94.6 million, or 45%, to $302.7 million in the nine months ended June 30, 2023 compared to $208.1 million in the nine months ended June 30, 2022, principally due to the growth in operating revenues which was partially offset by a $16.7 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $8.4 million increase in fixed compensation and benefits, a $1.8 million increase in selling and marketing, a $2.1 million increase in travel and business development and a $1.8 million increase in depreciation and amortization. These increases were partially offset by a $0.9 million decline in bad debts, net of recoveries.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	n/m	$—	$—	n/m
Principal gains, net	82.8	89.3	(7)%	273.1	252.6	8%
Commission and clearing fees	63.6	71.8	(11)%	204.0	208.8	(2)%
Consulting, management and account fees	18.4	7.5	145%	54.0	17.8	203%
Interest income	216.3	40.5	434%	556.0	94.0	491%
Total revenues	381.1	209.1	82%	1,087.1	573.2	90%
Cost of sales of physical commodities	—	—	n/m	—	—	n/m
Operating revenues	381.1	209.1	82%	1,087.1	573.2	90%
Transaction-based clearing expenses	45.8	51.1	(10)%	141.1	152.6	(8)%
Introducing broker commissions	9.1	8.6	6%	27.8	24.0	16%
Interest expense	205.9	23.0	795%	516.8	44.5	1,061%
Net operating revenues	120.3	126.4	(5)%	401.4	352.1	14%
Variable direct compensation and benefits	38.6	51.7	(25)%	135.8	137.7	(1)%
Net contribution	81.7	74.7	9%	265.6	214.4	24%
Fixed compensation and benefits	15.4	13.0	18%	44.2	37.9	17%
Other fixed expenses	21.4	14.6	47%	58.7	45.3	30%
Bad debts, net of recoveries	(0.2)	(0.6)	(67)%	(0.2)	1.6	n/m
Non-variable direct expenses	36.6	27.0	36%	102.7	84.8	21%
Segment income	$45.1	$47.7	(5)%	$162.9	$129.6	26%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$45.4	$49.2	(8)%	$140.9	$142.1	(1)%
Securities	249.0	131.1	90%	688.8	353.9	95%
FX contracts	9.5	7.9	20%	28.0	22.1	27%
Interest / fees earned on client balances	56.5	9.4	501%	175.0	16.0	994%
Other	20.7	11.5	80%	54.4	39.1	39%
	$381.1	$209.1	82%	$1,087.1	$573.2	90%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	30,023	33,567	(11)%	95,299	96,809	(2)%
Listed derivatives, average rate per contract (1)	$1.43	$1.33	8%	$1.36	$1.38	(1)%
Average client equity - listed derivatives (millions)	$4,645	$3,560	30%	$5,327	$3,258	64%
Securities ADV (millions)	$5,378	$4,054	33%	$5,121	$3,412	50%
Securities RPM (2)	$262	$462	(43)%	$314	$511	(39)%
Average money market / FDIC sweep client balances (millions)	$1,269	$1,863	(32)%	$1,393	$1,730	(19)%
FX contracts ADV ( millions)	$3,612	$3,898	(7)%	$4,520	$4,000	13%
FX contracts RPM	$42	$32	31%	$33	$28	18%

(1)	Give-up fee revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating revenues increased $172.0 million, or 82%, to $381.1 million in the three months ended June 30, 2023 compared to $209.1 million in the three months ended June 30, 2022. Net operating revenues decreased $6.1 million, or 5%, to $120.3 million in the three months ended June 30, 2023 compared to $126.4 million in the three months ended June 30, 2022.
Operating revenues derived from listed derivatives declined $3.8 million, or 8%, to $45.4 million in the three months ended June 30, 2023 compared to $49.2 million in the three months ended June 30, 2022, principally due to an 11% decline in listed derivative contract volumes, partially offset by an 8% increase in the average rate per contract.
Operating revenues derived from securities transactions increased $117.9 million, or 90%, to $249.0 million in the three months ended June 30, 2023 compared to $131.1 million in the three months ended June 30, 2022. The ADV of securities traded increased 33%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term interest rates, we have amended our calculation of Securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 43% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts increased $1.6 million, or 20%, to $9.5 million in the three months ended June 30, 2023 compared to $7.9 million in the three months ended June 30, 2022, primarily driven by a 31% increase in the FX contract RPM, partially offset by a 7% decline in the ADV of FX contracts.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $47.1 million, to $56.5 million in the three months ended June 30, 2023, principally driven by a significant increase in short-term interest rates, as well as an increase in average client equity compared to the prior year period.
As a result of the increase in short-term interest rates and the increase in ADV, interest expense increased $182.9 million, to $205.9 million in the three months ended June 30, 2023 compared to $23.0 million in the three months ended June 30, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $144.9 million, interest paid to clients increasing $28.1 million, and interest expense directly attributable to securities lending activities increasing $5.7 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 25% in the three months ended June 30, 2023 compared to 53% in the three months ended June 30, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income decreased $2.6 million, or 5%, to $45.1 million in the three months ended June 30, 2023 compared to $47.7 million in the three months ended June 30, 2022, as a result of the decline in net operating revenues noted above and a $9.6 million increase in non-variable direct expenses, including a $2.4 million increase in fixed compensation, a $1.7 million increase in professional fees, an $0.8 million increase in trade systems and market information an $0.8 million increase in travel and business development. These negative variances were partially offset by a $13.1 million decline in variable compensation as compared to the prior year.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Operating revenues increased $513.9 million, or 90%, to $1,087.1 million in the nine months ended June 30, 2023 compared to $573.2 million in the nine months ended June 30, 2022. Net operating revenues increased $49.3 million, or 14%, to $401.4 million in the nine months ended June 30, 2023 compared to $352.1 million in the nine months ended June 30, 2022.
Operating revenues derived from listed derivatives declined $1.2 million, or 1%, to $140.9 million in the nine months ended June 30, 2023 compared to $142.1 million in the nine months ended June 30, 2022, principally driven by a 2% decline in listed derivative contract volumes and a 1% decline in the average rate per contract compared to the nine months ended June 30, 2022.
Operating revenues derived from securities transactions increased $334.9 million, or 95%, to $688.8 million in the nine months ended June 30, 2023 compared to $353.9 million in the nine months ended June 30, 2022. The ADV of securities traded increased 50%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term interest rates, we have amended our calculation of the securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 39% in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022, principally due to a tightening of spreads and a change in product mix.

Operating revenues derived from FX contracts increased $5.9 million, or 27%, to $28.0 million in the nine months ended June 30, 2023 compared to $22.1 million in the nine months ended June 30, 2022, primarily driven by a 13% increase in the ADV of FX contracts traded as well as a 18% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $159.0 million, to $175.0 million in the nine months ended June 30, 2023 compared to $16.0 million in the nine months ended June 30, 2022, principally driven by a significant increase in short-term interest rates, as well as an increase in average client equity as compared to the prior year period.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $472.3 million, to $516.8 million in the nine months ended June 30, 2023 compared to $44.5 million the nine months ended June 30, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $355.7 million, interest paid to clients increasing $93.8 million and interest expense directly attributable to securities lending activities increasing $11.3 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 28% in the nine months ended June 30, 2023 compared to 55% in the nine months ended June 30, 2022, principally as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $33.3 million, or 26%, to $162.9 million in the nine months ended June 30, 2023 compared to $129.6 million in the nine months ended June 30, 2022, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $17.9 million, or 21% increase in non-variable direct expenses versus the nine months ended June 30, 2022. The increase in non-variable direct expenses was primarily related to a $6.3 million increase in fixed compensation and benefits, a $3.1 million increase in trade systems and market information, a $1.7 million increase in non-trading technology and support, a $3.1 million increase in professional fees and a $1.5 million increase in travel and business development. These increases were partially offset by a $1.8 million positive variance in bad debts, net of recoveries compared to the nine months ended June 30, 2022.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$79.1	$206.7	(62)%	$560.0	$662.2	(15)%
Principal gains, net	59.8	79.4	(25)%	134.9	236.0	(43)%
Commission and clearing fees	12.0	12.1	(1)%	34.6	39.5	(12)%
Consulting, management and account fees	13.1	12.9	2%	40.7	38.5	6%
Interest income	6.7	1.0	570%	21.3	1.8	1,083%
Total revenues	170.7	312.1	(45)%	791.5	978.0	(19)%
Cost of sales of physical commodities	79.2	203.6	(61)%	550.9	653.1	(16)%
Operating revenues	91.5	108.5	(16)%	240.6	324.9	(26)%
Transaction-based clearing expenses	3.1	6.6	(53)%	13.1	20.2	(35)%
Introducing broker commissions	21.7	23.7	(8)%	63.6	73.8	(14)%
Interest expense	1.6	0.3	433%	4.1	1.4	193%
Net operating revenues	65.1	77.9	(16)%	159.8	229.5	(30)%
Variable direct compensation and benefits	4.8	6.2	(23)%	11.9	17.1	(30)%
Net contribution	60.3	71.7	(16)%	147.9	212.4	(30)%
Fixed compensation and benefits	13.1	14.2	(8)%	37.3	41.3	(10)%
Other fixed expenses	28.5	30.9	(8)%	90.5	81.3	11%
Bad debts, net of recoveries	1.5	0.3	400%	2.3	1.0	130%
Non-variable direct expenses	43.1	45.4	(5)%	130.1	123.6	5%
Other gain	—	—	n/m	—	6.4	(100)%
Segment income	$17.2	$26.3	(35)%	$17.8	$95.2	(81)%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Securities	$23.4	$23.5	—%	$66.9	$74.7	(10)%
FX / CFD contracts	62.6	78.9	(21)%	154.7	235.8	(34)%
Physical contracts	4.0	4.7	(15)%	12.2	11.7	4%
Interest / fees earned on client balances	0.7	0.7	—%	2.3	1.1	109%
Other	0.8	0.7	14%	4.5	1.6	181%
	$91.5	$108.5	(16)%	$240.6	$324.9	(26)%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$6,901	$9,250	(25)%	$7,758	$9,615	(19)%
FX / CFD contracts RPM	$141	$132	7%	$105	$127	(17)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating revenues declined $17.0 million, or 16%, to $91.5 million in the three months ended June 30, 2023 compared to $108.5 million in the three months ended June 30, 2022. Net operating revenues decreased $12.8 million, or 16%, to $65.1 million in the three months ended June 30, 2023 compared to $77.9 million in the three months ended June 30, 2022.
Operating revenues derived from FX/CFD contracts declined $16.3 million, or 21%, to $62.6 million in the three months ended June 30, 2023 compared to $78.9 million in the three months ended June 30, 2022 primarily as a result of a 25% decline in FX/CFD contracts ADV, which was partially offset by a 7% increase in FX/CFD contracts RPM compared to the three months ended June 30, 2022.

Operating revenues derived from securities transactions, which relates to our independent wealth management activities, declined $0.1 million to $23.4 million in the three months ended June 30, 2023 compared to $23.5 million in the three months ended June 30, 2022.
Operating revenues derived from physical contracts declined $0.7 million, or 15% to $4.0 million in the three months ended June 30, 2023 compared to $4.7 million in the three months ended June 30, 2022.
Interest and fee income earned on client balances was $0.7 million in both the three months ended June 30, 2023 and 2022.
Variable expenses, excluding interest, as a percentage of operating revenues were 32% in the three months ended June 30, 2023 compared to 34% in the three months ended June 30, 2022.
Segment income decreased $9.1 million to $17.2 million in the three months ended June 30, 2023 compared to $26.3 million in the three months ended June 30, 2022, primarily as a result of the decline in net operating revenues noted above, which was partially offset by a $2.3 million decline in non-variable direct expenses compared to the three months ended June 30, 2022.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Operating revenues decreased $84.3 million, or 26%, to $240.6 million in the nine months ended June 30, 2023 compared to $324.9 million in the nine months ended June 30, 2022. Net operating revenues decreased $69.7 million, or 30%, to $159.8 million in the nine months ended June 30, 2023 compared to $229.5 million in the nine months ended June 30, 2022.
Operating revenues derived from FX/CFD contracts declined $81.1 million, or 34%, to $154.7 million, primarily as a result of 17% and 19% declines in RPM and FX/CFD contracts ADV, respectively, compared to the nine months ended June 30, 2022. These declines were principally driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, declined $7.8 million, or 10%, to $66.9 million in the nine months ended June 30, 2023 compared to $74.7 million in the nine months ended June 30, 2022.
Operating revenues derived from physical contracts increased $0.5 million, or 4%, to $12.2 million in the nine months ended June 30, 2023 compared to $11.7 million in the nine months ended June 30, 2022.
Interest and fee income earned on client balances increased $1.2 million, or 109%, to $2.3 million primarily as a result of an increase in short-term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 37% in the nine months ended June 30, 2023 compared to 34% in the nine months ended June 30, 2022.
Segment income decreased $77.4 million, or 81%, to $17.8 million in the nine months ended June 30, 2023 compared to $95.2 million in the nine months ended June 30, 2022, primarily as a result of the decline in net operating revenues noted above. Non-variable direct expenses increased $6.5 million, or 5%, compared to the nine months ended June 30, 2022. The increase in non-variable direct expenses, was principally the result of a $3.8 million increase in depreciation and amortization, a $1.3 million increase in bad debts, a $1.1 million increase in professional fees, a $0.9 million increase in non-trading technology and support, and a $0.9 million increase in travel and business development, which was partially offset by a $1.4 million decline in direct selling and marketing costs. Within the non-variable direct expenses, the $4.0 million decline in fixed compensation and benefits is associated with the movement of certain retail employees to a centralized marketing department, and replaced with a non-variable charge that resides in other fixed expenses. The nine months ended June 30, 2022 included a non-recurring $6.4 million foreign exchange antitrust class action settlement received in our Retail forex business.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	n/m	$—	$—	n/m
Principal gains, net	50.5	42.1	20%	149.8	121.0	24%
Commission and clearing fees	1.6	1.5	7%	5.0	4.6	9%
Consulting, management, account fees	0.7	0.7	—%	2.5	2.1	19%
Interest income	0.4	—	n/m	1.1	—	n/m
Total revenues	53.2	44.3	20%	158.4	127.7	24%
Cost of sales of physical commodities	—	—	n/m	—	—	n/m
Operating revenues	53.2	44.3	20%	158.4	127.7	24%
Transaction-based clearing expenses	1.5	2.4	(38)%	4.9	6.1	(20)%
Introducing broker commissions	0.6	0.5	20%	1.6	0.9	78%
Interest expense	0.1	—	n/m	0.2	0.1	100%
Net operating revenues	51.0	41.4	23%	151.7	120.6	26%
Variable compensation and benefits	9.1	7.8	17%	29.6	23.0	29%
Net contribution	41.9	33.6	25%	122.1	97.6	25%
Fixed compensation and benefits	8.1	4.8	69%	31.2	13.7	128%
Other fixed expenses	5.2	4.2	24%	14.1	10.9	29%
Bad debts	—	—	n/m	—	—	n/m
Total non-variable direct expenses	13.3	9.0	48%	45.3	24.6	84%
Segment income	$28.6	$24.6	16%	$76.8	$73.0	5%

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Operating revenues (in millions):
Payments	$52.7	$42.8	23%	$155.4	$124.2	25%
Other	0.5	1.5	(67)%	3.0	3.5	(14)%
	$53.2	$44.3	20%	$158.4	$127.7	24%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Global Payments ADV (millions)	$65	$66	(2)%	$68	$61	11%
Global Payments RPM	$12,907	$10,652	21%	$12,049	$10,952	10%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating revenues increased $8.9 million, or 20%, to $53.2 million in the three months ended June 30, 2023 compared to $44.3 million in the three months ended June 30, 2022. Net operating revenues increased $9.6 million, or 23%, to $51.0 million in the three months ended June 30, 2023 compared to $41.4 million in the three months ended June 30, 2022.
The increase in operating revenues was principally due to a 21% increase in the RPM traded, primarily as a result of an increase in capital transactions from our financial institution clients, which was partially offset by a 2% decline in the average daily notional payment volume.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 21% in the three months ended June 30, 2023 compared to 24% in the three months ended June 30, 2022.
Segment income increased $4.0 million, or 16%, to $28.6 million in the three months ended June 30, 2023 compared to $24.6 million in the three months ended June 30, 2022. This increase was primarily as result of the increase in net operating revenues noted above, which was partially offset by a $4.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily driven by a $3.3 million increase in fixed compensation and benefits.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Operating revenues increased $30.7 million, or 24%, to $158.4 million in the nine months ended June 30, 2023 compared to $127.7 million in the nine months ended June 30, 2022. Net operating revenues increased $31.1 million, or 26%, to $151.7 million in the nine months ended June 30, 2023 compared to $120.6 million in the nine months ended June 30, 2022.
The increase in operating revenues was primarily driven by an 11% increase in the average daily volume, as well as a 10% increase in the RPM traded compared to the nine months ended June 30, 2022.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in both the nine months ended June 30, 2023 and 2022.
Segment income increased $3.8 million, or 5%, to $76.8 million in the nine months ended June 30, 2023 compared to $73.0 million in the nine months ended June 30, 2022. This increase was primarily driven by the increase in net operating revenues noted above, which was partially offset by a $20.7 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily driven by a $17.5 million increase in fixed compensation and benefits, including $10.0 million in severance related to a reorganization of the business. This reorganization plan will include a decline in variable compensation and benefits as a percentage of operating revenues going forward.
Unallocated Costs and Expenses
The following table provides information regarding our unallocated costs and expenses. These unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities, which are not included in the results of the operating segments above.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$19.9	$16.7	19%	$51.4	$41.6	24%
Fixed compensation and benefits	37.1	27.7	34%	110.7	89.0	24%
	57.0	44.4	28%	162.1	130.6	24%
Other expenses:
Occupancy and equipment rental	9.8	9.0	9%	29.0	26.3	10%
Non-trading technology and support	9.7	9.2	5%	30.6	28.3	8%
Professional fees	5.6	6.7	(16)%	18.1	19.5	(7)%
Depreciation and amortization	5.7	5.7	—%	17.1	16.3	5%
Communications	1.8	1.3	38%	4.9	4.1	20%
Selling and marketing	0.8	2.0	(60)%	2.8	4.9	(43)%
Trading systems and market information	1.9	1.1	73%	5.6	3.6	56%
Travel and business development	1.4	1.1	27%	4.0	2.3	74%
Other	5.6	6.2	(10)%	14.9	17.8	(16)%
	42.3	42.3	—%	127.0	123.1	3%
Total compensation and other expenses	$99.3	$86.7	15%	$289.1	$253.7	14%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Total unallocated costs and other expenses increased $12.6 million, or 15%, to $99.3 million in the three months ended June 30, 2023 compared to $86.7 million in the three months ended June 30, 2022. Compensation and benefits increased $12.6 million, or 28%, to $57.0 million in the three months ended June 30, 2023 compared to $44.4 million in the three months ended June 30, 2022.
The increase in variable and non-variable compensation is partially related to the move of certain client engagement teams out of discrete business lines and into shared services, and replacing compensation expense in those discrete business lines with a non-variable charge. Additionally, the increase in non-variable compensation is partially a result of hiring among our compliance and IT departments, principally due to company growth, and within the accounting department, principally due to the acquisition of CDI. Average administrative headcount increased 30% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in variable compensation is principally due to improved performance.

Other non-compensation expenses were relatively unchanged at $42.3 million in the three months ended June 30, 2023 and 2022. Most notably, selling and marketing fees were lower due principally to the bi-annual global sales and strategy meeting held in March 2022, while non-trading technology maintenance and support, for the various systems used by the support services departments, and travel and business development increased.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Total unallocated costs and other expenses increased $35.4 million, or 14%, to $289.1 million in the nine months ended June 30, 2023 compared to $253.7 million in the nine months ended June 30, 2022. Compensation and benefits increased $31.5 million, or 24%, to $162.1 million in the nine months ended June 30, 2023 compared to $130.6 million in the nine months ended June 30, 2022.
The increase in variable and non-variable compensation is partially related to the move of certain client engagement teams out of discrete business lines and into shared services as discussed above.
In addition, the increase in non-variable compensation is related to higher salaries due to increased headcount and annual merit increases, as well as the acceleration of share-based compensation related to employee departures that are related to retirements and certain business reorganizations. Additionally, the increase in variable compensation is principally due to higher performance, and to a lessor extent, an increase in headcount.
Other non-compensation expenses increased $3.9 million, or 3%, to $127.0 million in the nine months ended June 30, 2023 compared to $123.1 million in the nine months ended June 30, 2022 principally due to higher occupancy costs, principally related to an increase in property tax assessments in London, non-trading technology maintenance and support costs for the various systems used by the support services departments, and travel and business development costs, partially offset by lower selling and marketing costs due principally to the bi-annual global sales and strategy meeting held in March 2022.
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
As of June 30, 2023, we had total equity of $1,329.9 million, outstanding loans under revolving credit facilities and other payables to lenders of $422.6 million, and $341.3 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2023, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
StoneX Financial Inc.’s client agreements hold account owners liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any account deficits in their accounts. As of June 30, 2023, the receivable from these client accounts, net of collections and other allowable deductions was $20.8 million, with no individual account receivable exceeding $1.4 million. As of June 30, 2023, the allowance against these uncollected balances was $6.6 million. We are pursuing collection of the uncollected balances through arbitration proceedings against the account holders. We will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts. During the nine months ended June 30, 2023, we privately negotiated settlements of a number of arbitration proceedings, pursuant to which, in most cases, the accounts holders agreed to pay all or a substantial portion of their outstanding deficit balances. In some cases we agreed to make payments to certain account holders in amounts that are not material to us, individually or in the aggregate. We intend to continue vigorously pursuing claims through arbitration and settling cases in what we determine to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of June 30, 2023 and September 30, 2022, were $21.9 billion and $19.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $11.2 million and $17.3 million for the nine months ended June 30, 2023 and 2022, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

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
Committed Credit Facilities
As of June 30, 2023, we had four committed bank credit facilities, totaling $1,155.0 million, of which $392.1 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility is available to the Company for general working capital requirements and capital expenditures. This revolving credit facility was amended during the period to increase the amount available from $475.0 million to $500.0 million and extend the maturity to April 21, 2026. The maturity date remains April 21, 2025 for one lender representing $42.5 million of the facility commitment.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2023, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our three-year syndicated revolving loan facility, during the trailing twelve months ended June 30, 2023, interest expense directly attributable to trading activities includes $418.0 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $34.3 million in connection with securities lending activities.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2023. The Company intends to renew or replace the other facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of June 30, 2023 and September 30, 2022, the Company had $22.9 million and $0.0 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2023. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.

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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $506.5 million from $6,285.1 million as of September 30, 2022 to $5,778.6 million as of June 30, 2023. During the nine months ended June 30, 2023, net cash of $394.8 million was used in operating activities, $38.9 million was used in investing activities and net cash of $87.6 million was used in financing activities.
Net cash used in financing activities during the nine months ended June 30, 2023 included significant outflows from payables to lenders under 90 days of $37.7 million, net outflows from payables to lenders greater than 90 days of $35.0 million and payments of deferred acquisitions costs of $18.5 million. Also, we received $3.6 million related to employee stock option exercises.
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

We continuously evaluate opportunities to expand our business. Investing activities included $32.8 million in capital expenditures for property and equipment during the nine months ended June 30, 2023 compared to $37.6 million during the prior year. Additionally, we expended $6.1 million of net cash on the Company’s acquisitions.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $14.8 million.
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
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources. Based upon our current operations, we believe that cash flows from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the following year. Any projections of future earnings and cash flows are subject to substantial uncertainty. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under credit facilities. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2023 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2023 and September 30, 2022, at fair value of the related financial instruments, totaling $2,696.2 million and $2,469.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2023, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2023. The totals of $2,696.2 million and $2,469.6 million include a net liability of $406.6 million and $384.0 million for derivative contracts, including those designated as hedges, based on their fair value as of June 30, 2023 and September 30, 2022, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2023.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
40
3
2
2
6
14
28
37
33
25
24
10
6
2
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000+
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of June 30, 2023, an immediate 25 basis point decrease in short-term interest rates would result in approximately $4.2 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of June 30, 2023, $422.6 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2023, $347.9 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2023.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have significant deposits of our own funds and our clients' funds with banks and other financial institutions, including liquidity providers. Although we did not have any material deposits with any of the banks affected by the banking crisis (such as the closure of Silicon Valley Bank, receiverships of First Republic Bank and Signature Bank, and announced acquisition of Credit Suisse Group AG), we could experience losses on cash and investments holdings due to failures of financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we might not be able to fully recover the assets we have deposited or deposited on our customers’ behalf since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock repurchase program activity for the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2023 to April 30, 2023	—	$—	—	1,000,000
May 1, 2023 to May 31, 2023	—	—	—	1,000,000
June 1, 2023 to June 30, 2023	—	—	—	1,000,000
Total	—	$—	—
Item 5. Other Information
Historically, the company’s executive officers and directors have entered into Rule 10b5-1 trading arrangements periodically. Now, in accordance with the new disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2023.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Eric Parthemore - Director	Rule 10b5-1 trading arrangement	6/16/2023	9/18/2024	4,500	Sales of shares
Other than as disclosed above, no other officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

10.1
Seventh Amendment dated June 30, 2023, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Seventh Amendment contains the Amended and Restated Credit Agreement, as amended by the Seventh Amendment thereto).*

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
StoneX Group Inc.

Date:	August 2, 2023	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 2, 2023	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer