Form 10-K
period 2023-09-30
StoneX Group Inc.
filed 2023-11-24
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,547.4 million.
As of November 22, 2023, there were 20,870,019 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 27, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2023

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
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,000 employees as of September 30, 2023. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world.
We offer a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. We deliver this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence to best execution and finally post-trade clearing, custody and settlement services. We believe this is a unique product offering outside of the bulge bracket banks, which creates long-term relationships with our clients. Our business model has created a revenue stream that is diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our global network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting and fees for our market intelligence and risk management services.
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
Execution
We provide trade execution services to our clients via both high-touch service and electronically through a wide variety of technology platforms that connect them to markets across the globe. Asset and product types include listed futures and options on futures, equities, mutual funds, ETFs, equity options, foreign currencies, corporate, government and municipal bonds and unit investment trusts.
Clearing
We provide competitive and efficient clearing on all major futures exchanges globally. One of our subsidiaries is one of the largest non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by its $6.1 billion in required client segregated assets as of September 30, 2023 and our United Kingdom (“U.K.”) subsidiary is one of only eight Category One ring dealing members of the London Metals Exchange (the “LME”). In addition, we act as an independent full-service provider of clearing, custody, research and security-based lending products in the global securities markets. We provide multi-asset prime brokerage, outsourced trading and custody, as well as self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. We provide prime brokerage services in major foreign currency pairs and swap transactions to institutional clients. Additionally, we provide clearing of foreign exchange transactions, as well as clearing of a wide range of over-the-counter (“OTC”) products.
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
Physical Trading
We act as a principal to support the needs of our clients in a variety of physical commodities, primarily precious metals, as well as across the commodity complex, including energy and renewable fuels, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. Through these activities, we have the ability to offer a simplified risk management approach to our commercial clients by embedding more complex hedging structures as part of each physical contract to provide clients with enhanced price risk mitigation. We also offer clients efficient off-take or supply services, as well as logistics management.
Operating Segments
Our business activities are managed through four operating segments, including Commercial, Institutional, Retail, and Global Payments, as follows:
Commercial
The Commercial segment comprises the activities associated with the identification, management, hedging and monitoring of various commodity and financial risks faced by commercial entities in their business cycles, including risks related to interest rates, foreign exchange, agricultural commodities, energy and renewable fuels, industrial metals, precious metals, and other physical commodities.
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
Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific client objectives. Our clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions and physical contracts.
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
We provide a full range of physical trading capabilities in precious metals markets providing our clients the ability to purchase physical gold and other precious metals, in multiple forms, and in denominations of their choice. In our precious metals activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
In addition, we act as a principal to facilitate financing, structured pricing and logistics services to clients across the commodity complex, including energy and renewable fuels, grains, oil seeds, cotton, coffee, cocoa, edible oils and feed products. We provide financing to commercial commodity-related companies against physical inventories.

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
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swaps dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 14 years since the financial crisis, global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for non-bank participants in this industry, such as us, to acquire small and mid-sized clients and increase market share.
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
Securities
We provide value-added solutions that facilitate cross-border trading in equity securities and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We make markets in more than 16,000 equities on the NYSE, NASDAQ, and various OTC markets, including ETFs and over 7,000 ADRs, GDRs and foreign securities making us one of the leading market makers in foreign securities. In addition, we make prices in more than 10,000 foreign equities listed on foreign exchanges. We are also a broker-dealer in Argentina, Brazil and in the U.K., where we are active in providing institutional executions in the local capital markets.
We act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and asset-backed securities, as well as investment grade, high yield, convertible and emerging market debt to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers efficient connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 100 correspondent clearing relationships with over $23 billion in assets under management or administration as of September 30, 2023.
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
As of September 30, 2023, our U.S. FCM held $6.1 billion in required client segregated assets, which makes us one the largest non-bank FCMs in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCMs.
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
Competitors in the securities and clearing and execution businesses include global banks, institutional broker-dealers, correspondent clearers, independent broker-dealers, clearing FCMs and market-makers. We compete to secure clients based on quality of execution and client service, global access and local market expertise, and the breadth of our product offerings.
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
Independent Wealth Management
Our independent broker/dealer, SA Stone Wealth Management Inc. (“SA Stone”), member FINRA/SIPC, together with its affiliated SEC-registered investment advisor, SA Stone Investment Advisors Inc., provides an integrated platform of technology, comprehensive wealth management and investment services to registered representatives, investment advisor representatives and registered investment advisors nationwide. The firm supports more than 400 independent professionals with best-in-class service and products.
Retail Precious Metals
Our physical retail precious metals business is principally conducted within Coininvest GmbH. Through our website Stonexbullion.com, we offer clients the ability to purchase physical gold and other precious metals, in multiple forms, including coins and bars, in denominations of their choice, to add to their investment portfolios.
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
Global Payments
We provide customized payment, technology and treasury services to banks and commercial businesses as well as charities, NGOs and government organizations. We provide transparent pricing and offer local currency payments services in more than 180 countries and 140 currencies, which we believe is more than any other payments solutions provider.
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
Through our platforms and our commitment to client service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in local currency to any of the countries we service quickly through our global network of correspondent banks. We primarily act as a principal in buying and selling foreign currencies on a spot basis and derive revenue from the difference between the purchase and sale prices.

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
Volume growth in the global payments market has been steady, driving revenue growth for cross-border payments providers. Increasingly, this volume growth comes from transactions to emerging economies, benefiting those few providers such as us who have a strong competitive position in those emerging economies and an extensive correspondent bank network that would be difficult to replicate. As reported in the Boston Consulting Group 2023 Global Payments Report, global payments revenues reached $1.6 trillion in 2022 and are expected to grow to $2.2 trillion in 2027 with Latin America, the Middle East, Africa and Europe expected to see the highest growth rates during this period which we believe has potential to directly benefit our payments business.
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
Acquisitions during Fiscal Year 2023
Incomm S.A.S.
In February 2023, one of the Company’s subsidiaries, StoneX Commodity Solutions LLC acquired all of the outstanding shares of Incomm S.A.S. (“Incomm”), which is based in Colombia. Incomm specializes in supporting the import of grain and feed products for Colombian clients and is a proven resource in management of customs clearing, inventory management at destination ports and providing non-recourse trade finance for destination buyers via local Colombian banks.
Cotton Distributors Inc.
In October 2022, our wholly owned subsidiary, StoneX (Netherlands) B.V., acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with a strong network of producers in Brazil and West Africa as well as buyers throughout Asia.
Acquisitions during Fiscal Year 2021
Chasing Returns Limited
In August 2021, our wholly owned subsidiary, StoneX (Netherlands) B.V., acquired Chasing Returns Limited, based in Ireland. Chasing Returns Limited specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. We utilize the capabilities of Chasing Returns Limited to enhance our offerings to retail clients.

EncoreFx Ltd.
In December 2020, we acquired EncoreFx Ltd., which was incorporated in the State of Washington, and subsequently renamed as StoneX Payment Services Ltd. StoneX Payment Services Ltd. is registered as a money services business with the Financial Crimes Enforcement Network (“FinCEN”), and has over thirty state money transmitter licenses in the U.S., is also registered with the Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”) and holds a money transmitter license in Canada. Its primary operations include providing foreign-currency exchange risk management and global payment solutions services to small and medium sized businesses engaged in the import and export industry.
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
U.S. Regulation
The commodities industry in the U.S. is subject to extensive regulation under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”). Similarly, the securities industry in the United States is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the SEC, state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and the Financial Industry Regulatory Authority

(“FINRA”). These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities.
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
Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2023. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 to the Consolidated Financial Statements.
Segregated Client Assets
We maintain client segregated deposits from our clients relating to their trading of futures and options on futures on U.S. commodities exchanges, making us subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. We maintain acknowledgment letters from each depository at which we maintain client segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in clients segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from clients (“segregated liabilities”). The amount of client segregated assets must be in excess of the segregated liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC.
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
Secured Client Assets
We maintain client secured deposits from our clients relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade, making us subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of our current obligations to clients trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured clients’ accounts.
Retail Forex Client Assets
As a Retail Foreign Exchange dealer (“RFED”) registered with the CFTC and member of NFA, we maintain deposits from clients relating to their trading of OTC foreign exchange contracts whereby we act as counterparty to client trading activity making us subject to CFTC regulation 5.8, which specifies that such funds must be held in designated accounts at qualifying institutions in the United States or money center countries as defined by CFTC regulation 1.49. In addition, CFTC regulations require filing of a daily retail forex obligation calculation which compares the assets held for clients with qualifying institutions (“retail forex assets”) to the firm’s total obligation to retail forex clients, also known as net liquidating value (“retail forex liabilities”). The amount of retail forex assets must be in excess of the retail forex liabilities owed to clients and any shortfall in such assets must be immediately communicated to the CFTC.
Dodd-Frank
Like other companies in the financial services industry, the Dodd-Frank Act provides for a number of significant provisions affecting our business. Notably, the Dodd-Frank Act requires the registration of swap dealers with the CFTC and provides framework for:
•swap data reporting and record keeping on counterparties and data repositories;
•centralized clearing for swaps, with limited exceptions for end-users;
•the requirement to execute swaps on regulated swap execution facilities;
•the imposition on swap dealers to exchange margin on uncleared swaps with counterparties; and
•the requirement to comply with new capital rules.
We are a CFTC registered swap dealer, whose business is overseen by the NFA. The CFTC imposes rules over net capital requirements, as well as the exchange of initial margin between registered swap dealers and certain counterparties.
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
U.S. Patriot Act
We are subject to a variety of statutory and regulatory requirements concerning our relationships with clients and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which requires that we maintain a comprehensive anti-money laundering (“AML”) program, a customer identification program (“CIP”), designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.
FINCEN CDD Final Rule
Additionally, our US legal entities qualifying as covered financial institutions are subject to the Customer Due Diligence Rule (“the CDD Rule”), which clarifies and strengthens customer due diligence requirements. This applies to our U.S. broker dealer(s) in securities, FCMs, and introducing brokers in commodities. The CDD Rule requires these covered financial institutions to identify and verify the identity of the natural persons (known as beneficial owners) of legal entity customers who own, control, and profit from companies when those companies open accounts.
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

With respect to the requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individual who owns 25 percent or more of a legal entity, and an individual who controls the legal entity. A Beneficial Ownership Form or an acceptable equivalent is also required. These requirements are applied to customers which meet the CDD Rule Criteria.
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
Applicable regulations also impose regulatory capital, as well as conduct of business, governance, and other requirements on these entities. The client assets (“CASS”) rules in the FCA regulations include those that govern the handling of client money and other assets which, under certain circumstances must be segregated from the firm’s own assets.
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
The FCA and the financial supervisory authorities in the E.U. require our entities to have systems and controls in place to enable them to identify, assess, monitor and manage financial crime risk. Accordingly, we have implemented appropriate systems and controls which are proportionate to the nature, scale and complexity of our activities. We provide relevant training to our employees in relation to financial crime. As required, our Europe, Middle East and Africa (“EMEA”) Money Laundering Reporting Officer as well as the Money Laundering Reporting Officer appointed in respect of each of the entities in the E.U. provide regular reports on the operation and effectiveness of these systems and controls, including details of our regular assessments of the adequacy of these systems and controls to ensure their compliance with the local regulatory requirements.
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
U.K. Investment Firm Prudential Regime
The U.K. implemented a new prudential regime that replaced the previously existing Capital Requirements Regulation (“CRR”) and fourth Capital Requirements Directive (“CRD IV”) in January 2022. The U.K. Investment Firm Prudential Regime (“IFPR”) introduced a more appropriate regime for investment firms, which are currently regulated under rules designed for banks. StoneX Financial Ltd has implemented all required prudential changes under this regime.
E.U. Conflict Minerals Regulation
The E.U. Conflict Minerals Regulation (“CMR”) became effective in January 2021, and in the U.K, the FCA has recognized the Global Precious Metals Code in the U.K. The CMR requires importers to conduct due diligence on their gold, tantalum, tin, and tungsten supply chains to identify minerals that may have originated from conflict zones. The new requirements are largely based on existing guidance issued by the Organisation for Cooperation and Development (“OECD”) which StoneX Financial Ltd already applies, as part of its policies and procedures. StoneX Financial Ltd is a full member of the London Bullion Market Association which sets out and oversees adherence to the principles to promote the integrity and effective functioning of the global precious metals market.
Other International Regulation
Our operating subsidiaries in jurisdictions outside of the U.S., U.K., and E.U. are registered with, or obtained a license from, local regulatory bodies that seek to protect clients by imposing requirements relating to capital adequacy and other matters.
Several of our foreign subsidiaries are subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets.
Asia Pacific
In the Asia Pacific region, our subsidiaries operate under licenses and/or authority from various regulators. In Singapore, StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore for dealing in capital market products and as a major payments institution. In addition, also in Singapore, StoneX APAC Pte. Ltd. is licensed as an Approved International Commodity Trading Company and is regulated as a Dealer under the Precious Stones and Precious Metals (Prevention of Money Laundering and Terrorism Financing) Act 2019 for purposes of AML/CFT. In Hong Kong, StoneX Financial (HK) Limited is regulated by the Hong Kong Securities and Futures Commission for Dealing in Futures Contracts and Securities. In Australia, StoneX Financial Pty Ltd is regulated by the Australian Securities and Investments Commission for dealing in Derivatives, Leveraged FX and Securities. In Japan, StoneX Securities Co. Ltd. is regulated by the Financial Services Agency for dealing in FX.
The foregoing regulators are members of the International Organization of Securities Commissions which promotes adherence to internationally recognized standards for securities regulation encompassing the key objectives of protecting investors, ensuring that markets are fair, efficient, and transparent, and reducing systematic risk.
Privacy and Data Protection
Our business is subject to rules and regulations adopted by state, federal and foreign governments, and regulatory organizations governing data privacy, including for example the California Consumer Privacy Act (“CCPA”) and the European General Data Protection Regulation (“GDPR”). Additional states, as well as foreign jurisdictions, have enacted or are proposing similar data protection regimes, resulting in a rapidly evolving landscape governing how we collect, use, transfer and protect personal data.
Exchange Memberships
Through our various operating subsidiaries, we are member of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the Minneapolis Grain Exchange, the London Metal Exchange, ICE Europe Ltd, Eurex Exchange, Dubai Mercantile Exchange, Euronext Amsterdam, Euronext Paris, European Energy Exchange, B3 S.A., Bitnomial Exchange LLC, Norexco ASA, the Rosario Futures Exchange, ICE Futures Abu Dhabi, Small Exchange, Inc., Nodal Exchange and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.

Failure to comply with our exchange membership requirements could result in a variety of consequences, including, but not limited to fines and revocation of memberships, which would limit on our ability to carry on our business with these exchanges.
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
•Diversity and Inclusion
Employee Compensation and Incentives
Ensuring that our employees are well-compensated and have the appropriate incentives in place to meet and exceed their potential is a central part of our human capital strategy. Our entrepreneurial culture ties pay to performance in a variety of ways, including incentive compensation, merit-based bonus programs and variable compensation. We grant options and restricted stock to our employees and also encourage our employees to acquire an ownership stake in our business by sponsoring restricted stock plans for directors, officers and employees. Furthermore, our Nominating & Governance Committee imposes requirements that our directors and executive officers maintain a financial interest in our stock by owning vested Company stock, fostering an additional sense of ownership and alignment of interests.
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
Employee Health and Welfare
We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of wellness initiatives. We promote a culture of hard work and achievement that also strives to provide an appropriate work-life balance for our employees. We conduct employee surveys annually to collect feedback and incorporate into our planning. In addition, we offer employee assistance programs, including confidential assistance for financial, mental and physical well-being. Finally, we believe that the well-being of our employees is enhanced when they can give back to their local communities or charities and have established the “Collective Giving” program to facilitate participation by our employees in these initiatives and provide a company match for charitable contributions and volunteer hours.

Diversity and Inclusion
We believe that we are more successful commercially with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers, regardless of gender, national origin, ethnicity or other protected class. We have adopted an Affinity Group Policy which provides a framework for groups of employees to interact over areas of common interest. To date, our employees have formed two affinity groups, the Women of StoneX, which focuses on supporting and developing our female employees, and the Philanthropy group, which aims to inspire, educate and mobilize our employees’ collective giving efforts. In addition, our Board includes two female directors and two self-identified diverse directors, and our Nominating and Governance Committee is actively focused on issues of diversity and inclusion as part of its overall mandate. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address client needs across the numerous cultures in the countries in which we operate. We continually analyze and monitor gender and ethnicity across our employee population and report regularly into Executive Committee and the Board.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the U.K., Cyprus, Luxembourg, Germany, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia, Singapore, Japan, Cayman Islands, Bermuda and Poland. We established wholly owned subsidiaries in the Netherlands, Cayman Islands and Bermuda but do not have offices or employees in those countries.
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
Factors that are particularly likely to affect price volatility and price levels of commodities include supply and demand of commodities, weather conditions affecting certain commodities, national and international economic and geopolitical conditions, including the war in Ukraine and the Israel-Hamas war, the perceived stability of commodities and financial markets, the level and volatility of interest rates and inflation and the financial strength of market participants.
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
Our financial position and results of operations may be adversely affected by unfavorable economic and financial market conditions as well as catastrophic events and crises such as the recent COVID-19 pandemic, wars and geopolitical tensions.
Economic and financial market conditions, including conditions impacted by public health emergencies, such as the recent COVID-19 pandemic, and geopolitical events such as terrorism, the Israel-Hamas war and escalating tensions in the Middle East, the ongoing war between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that a global recession or slowdown occurs, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.
In addition, the recent COVID-19 pandemic led to increased operational and cybersecurity risks and may again do so in the future. These risks have included, among others, increased demand on our information technology resources and systems and the increased risk of phishing and other cybersecurity attacks. In the event of a significant COVID-19 resurgence, any failure to effectively manage these increased operational and cybersecurity demands and risks may materially adversely affect our results of operations and the ability to conduct our business. For a further discussion of cybersecurity risks, see Technology and Cybersecurity Risks below.
To the extent that our business, financial condition, liquidity or results of operations are adversely affected by catastrophic events and crises, including public health emergencies such as the recent COVID-19 pandemic and conflicts such as the wars in Ukraine and Israel, these events may also have the effect of heightening many of the other risks described herein and in any future Quarterly Reports on Form 10-Q or other filings we make with the SEC.

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
We are subject to risk of default by financial institutions that hold our funds and our clients’ funds. We have significant deposits of our own funds and our clients' funds with banks and other financial institutions, including liquidity providers. Although we did not have any material deposits with any of the banks affected by the banking crisis (such as the closure of Silicon Valley Bank, receiverships of First Republic Bank and Signature Bank, and acquisition of Credit Suisse Group AG), we could experience losses on our holdings of cash and investments due to failures of other financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we might not be able to fully recover the assets we have deposited, or deposited on our customers’ behalf, since in certain cases, we will be among the institution’s unsecured creditors. As a result, our business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
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
Internal or third-party computer and communications systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by vendors or third parties, including those used for execution and clearance of our clients’ trades and our market-making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure due to any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. While we currently maintain business continuity and disaster recovery plans (the “BCPs”), which are intended to minimize service interruptions and secure data integrity, our BCPs may not be sufficient or work effectively during an emergency.
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
In addition, tightening of the credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures, if and when needed. For example, Signature Bank was a lender under certain of our facilities, and although we did not experience any adverse impact upon the receivership of Signature Bank, we could experience reduced access to liquidity due to failures of other financial institutions and other parties. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could substantially and negatively impact our financial condition and ability to do business.
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations. As of September 30, 2023, our total consolidated indebtedness was $683.1 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:
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
As of September 30, 2023, $341.0 million of our borrowings are subject to variable interest rates and as such in periods of rising interest rates, our cost of funds will increase, which could reduce our net income.
Committed credit facilities currently available to us might not be renewed. As of September 30, 2023, we had five committed credit facilities under which we could borrow up to $1,200.0 million, consisting of:
•a $500.0 million facility for general working capital requirements, committed until April 21, 2026;
•a $190.0 million facility for short-term funding of margin to commodity exchanges, committed until October 29, 2024;
•a $400.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until July 28, 2024;
•a $100.0 million facility for short-term funding of margin to commodity exchanges, committed until October 12, 2024; and
•a $10.0 million facility for general working capital requirements, committed until September 6, 2024;
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
Global Regulatory Risks
The scope and complexity of the regulation to which we are subject creates significant risks for us. The securities and derivatives industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the MSRB, the FCA, the Financial Services Authority, the Cyprus Securities and Exchange Commission, the Investment Industry Regulatory Organization of Canada, the U.S. Office of Special Counsel, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Cayman Islands Monetary Authority, the NFA, the CME Group, Inc. and other self-regulatory organizations (commonly referred to as SROs), state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations.
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
Rapidly evolving regulations regarding data privacy could increase our costs and adversely affect our business. Our business is subject to rules and regulations adopted by state, federal and foreign governments, and regulatory organizations governing data privacy, including, but not limited to for example, the California Consumer Privacy Act (“CCPA”) and the European General Data Protection Regulation (“GDPR”). Additional states, as well as foreign jurisdictions, have enacted or are proposing similar data protection regimes, resulting in a rapidly evolving landscape governing how we collect, use, transfers and protect personal data. These new regulations, as well as changes to existing rules, could result in material increases in operating costs and impact the manner in which our products and services can be offered to our clients. Any failure to comply with the CCPA, GDPR or other applicable data protection regulations could subject us to risk of regulatory investigation, penalties, civil litigation and reputational harm, and could have a material adverse effect on our business, financial condition and results of operation.
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
The long-term impact of the U.K.’s revised agreement with the E.U. and others is unclear. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business, financial results and operations.

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
Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been achieved through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $1,106.1 million in fiscal 2019 to $2,914.1 million in fiscal 2023 principally as a result of several acquisitions. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able enter into additional transactions, our growth may be adversely affected.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2023 that remain unresolved.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘SNEX’. Our common stock trades on the NASDAQ Global Select Market.
Holders of Record
As of September 30, 2023, there were 553 registered holders of record of our common stock. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
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
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities for the fiscal years ended September 30, 2023, 2022 and 2021.
Issuer Purchases of Equity Securities
On August 30, 2023, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2023 and ending on September 30, 2024. This authorization replaced the previous authorization to purchase up to 1.0 million shares during fiscal 2023. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2023 to July 31, 2023	219	$91.15	—	1,000,000
August 1, 2023 to August 31, 2023	—	—	—	1,000,000
September 1, 2023 to September 30, 2023	—	—	—	1,000,000
Total	219	$91.15	—
(1) Includes 219 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
Securities Authorized for Issuance under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and the NYSE/Arca Securities Broker/Dealer Index, assuming an initial investment of $100 on September 30, 2018, with all dividends reinvested. The stock price performance is not intended to forecast or be indicative of future performance.

Value over 5 years of $100 invested on September 30, 2018 in each of the company's stock ("SNEX"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
250
200
150
100
50
-
2018
2019
2020
2021
2022
2023
SNEX
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries and the potential impact of public health emergencies, such as the recent COVID-19 pandemic on our business, operations, results of operations, financial condition, workforce or the operations or decisions of our clients, suppliers or business customers. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,000 employees as of September 30, 2023. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
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
StoneX Group Inc. and its trade name "StoneX" carry forward the foundation established by Saul Stone in 1924 to today's modern financial services firm. Today, we provide an institutional-grade financial services ecosystem, connecting our clients to 40 derivatives exchanges, 180 foreign exchange markets, most global securities exchanges and over 18,000 over-the-counter markets via our networks of highly integrated digital platforms and experienced professionals. Our platform delivers support throughout the entire lifecycle of a transaction, from consulting and boots-on-the-ground intelligence, to efficient execution, to post-trade clearing, custody and settlement.
Current Trends Affecting the Financial Services Industry
Economic and financial market conditions, including conditions impacted by public health emergencies, such as the recent COVID-19 pandemic, the recent banking crisis (such as the closure of Silicon Valley Bank, receiverships of First Republic Bank and Signature Bank, and acquisition of Credit Suisse Group AG), and geopolitical events such as terrorism, the Israel-Hamas war and escalating tensions in the Middle East, the ongoing war between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that a global recession or slowdown occurs, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative balance from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.

In addition, the recent COVID-19 pandemic led to increased operational and cybersecurity risks and it or similar events may again do so in the future. These risks have included, among others, increased demand on our information technology resources and systems and the increased risk of phishing and other cybersecurity attacks. In the event of a significant COVID-19 resurgence or the emergence of a similar event in the future, any failure to effectively manage these increased operational and cybersecurity demands and risks may materially adversely affect our results of operations and the ability to conduct our business. For a further discussion of cybersecurity risks, see Technology and Cybersecurity Risks below.
See “Risk Factors” in Part I, Item 1A in this Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.
Executive Summary
Our fiscal 2023 was marked by the effects of heightened inflationary pressures, the tightening of monetary policy in most major markets around the world and the resulting significant increase in short term interest rates. Geopolitical uncertainty remained throughout the year, however market volatility has generally declined since the Russian invasion of the Ukraine in the prior year. Against this backdrop, we experienced a tightening of spreads across all of our products with the exception of global payments. However, through continued client engagement and onboarding, as well as expansion of our product offering we grew transactional volumes in all products, with the exception of FX/CFD contracts.
In fiscal 2023 we continued to experience strong growth in our listed derivative client balances, which increased $1,441 million to $7,137 million, while average money-market/FDIC sweep balances decreased $446 million to $1,338 million. The overall increase in client balances, combined with the significant increase in short term interest rates compared to the prior year, led to an increase in interest and fee income on client balances of $295.4 million, or 331%, to $384.7 million in the fiscal year ended September 30, 2023.
Operating revenues increased $806.7 million, or 38%, to $2,914.1 million in the fiscal year ended September 30, 2023 compared to $2,107.4 million in the fiscal year ended September 30, 2022, led by our Commercial and Institutional segments which added $170.6 million and $681.8 million, respectively, compared to the fiscal year ended September 30, 2022. Our Global Payments segments added $40.6 million, while our Retail segment experienced a $93.7 million decline, compared to the fiscal year ended September 30, 2022.
Overall segment income increased $87.8 million, or 13%, compared to the fiscal year ended September 30, 2022. The growth in segment income was led by our Commercial segment which increased $102.4 million, or 36% compared to the fiscal year ended September 30, 2022. Institutional and Global Payments segment income increased $43.3 million and $11.7 million, respectively, compared to the fiscal year ended September 30, 2022. This growth was partially tempered by a $69.6 million decline in Retail segment income compared to the fiscal year ended September 30, 2022.
The significant increase in short term interest rates during fiscal 2023 drove an increase in interest expense paid on client balances of $131.5 million, to $148.9 million, compared to the fiscal year ended September 30, 2022. Interest expense related to corporate funding purposes increased $12.8 million to $57.5 million in the fiscal year ended September 30, 2023 compared to $44.7 million in the fiscal year ended September 30, 2022.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. In fiscal 2023, variable expenses were 52% of total expenses compared to 56% in the prior year. Non-variable expenses, excluding bad debts increased $112.5 million compared to the fiscal year ended September 30, 2022, principally due to higher fixed compensation and benefits, non-trading technology and support, travel and business development, trading system and market information, and depreciation and amortization.
Net income increased $31.4 million to $238.5 million in the fiscal year ended September 30, 2023 compared to $207.1 million in the fiscal year ended September 30, 2022. Diluted earnings per share were $11.18 for the fiscal year ended September 30, 2023 compared to $10.01 in the fiscal year ended September 30, 2022.

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
Financial Overview

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Revenues:
Sales of physical commodities	$58,131.2	(9)%	$64,052.6	56%	$40,961.6
Principal gains, net	1,079.9	(6)%	1,145.2	28%	892.0
Commission and clearing fees	498.4	(2)%	507.9	4%	487.2
Consulting, management, and account fees	159.0	43%	111.3	22%	91.0
Interest income	987.6	351%	219.0	114%	102.4
Total revenues	60,856.1	(8)%	66,036.0	55%	42,534.2
Cost of sales of physical commodities	57,942.0	(9)%	63,928.6	56%	40,861.1
Operating revenues	2,914.1	38%	2,107.4	26%	1,673.1
Transaction-based clearing expenses	271.8	(7)%	291.2	7%	271.7
Introducing broker commissions	161.6	1%	160.1	—%	160.5
Interest expense	802.2	492%	135.5	173%	49.6
Interest expense on corporate funding	57.5	29%	44.7	8%	41.3
Net operating revenues	1,621.0	10%	1,475.9	28%	1,150.0
Compensation and benefits	868.6	9%	794.8	17%	679.1
Bad debts, net of recoveries	16.5	4%	15.8	52%	10.4
Other expenses	438.3	11%	394.5	27%	309.8
Total compensation and other expenses	1,323.4	10%	1,205.1	21%	999.3
Gain on acquisitions and other gains, net	25.4	297%	6.4	88%	3.4
Income before tax	323.0	17%	277.2	80%	154.1
Income tax expense	84.5	21%	70.1	85%	37.8
Net income	$238.5	15%	$207.1	78%	$116.3

Return on average stockholders’ equity	19.5%		21.0%		13.9%

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Operating Revenues (in millions):
Listed derivatives	$416.5	(3)%	$430.5	11%	$387.6
Over-the-counter (“OTC”) derivatives	232.2	11%	208.3	45%	143.4
Securities	1,064.0	74%	610.4	14%	533.6
FX / Contracts for difference (“CFD”) contracts	261.9	(23)%	339.3	40%	242.0
Global payments	208.3	24%	167.8	25%	133.8
Physical contracts	244.9	26%	194.3	27%	152.6
Interest / fees earned on client balances	384.7	331%	89.3	243%	26.0
Other	109.4	32%	82.7	19%	69.5
Corporate Unallocated	31.7	306%	7.8	359%	1.7
Eliminations	(39.5)	72%	(23.0)	35%	(17.1)
	$2,914.1	38%	$2,107.4	26%	$1,673.1

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	160,292	—%	160,609	10%	146,101
Listed derivatives, average rate per contract (1)	$2.44	(4)%	$2.53	(1)%	$2.55
Average client equity - listed derivatives (millions)	$7,137	25%	$5,696	48%	$3,842
OTC derivatives (contracts, 000’s)	3,553	20%	2,968	16%	2,557
OTC derivatives, average rate per contract	$65.78	(7)%	$70.49	27%	$55.70
Securities average daily volume (“ADV”) (millions)	$5,257	52%	$3,459	25%	$2,776
Securities rate per million (“RPM”) (2)	$301	(40)%	$503	(15)%	$593
Average money market / FDIC sweep client balances (millions)	$1,338	(25)%	$1,784	21%	$1,471
FX / CFD contracts ADV (millions)	$11,943	(10)%	$13,273	25%	$10,636
FX / CFD contracts RPM	$87	(12)%	$99	11%	$89
Global Payments ADV (millions)	$67	8%	$62	15%	$54
Global Payments RPM	$12,367	14%	$10,880	10%	$9,921

(1)	Give up fees, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues from listed derivatives declined $14.0 million, or 3%, to $416.5 million in the fiscal year ended September 30, 2023 compared to $430.5 million in the fiscal year ended September 30, 2022, principally resulting from a 4% decline in the average rate per contract.
Operating revenues in OTC derivatives increased $23.9 million, or 11%, to $232.2 million in the fiscal year ended September 30, 2023 compared to $208.3 million in the fiscal year ended September 30, 2022. This growth was principally driven by a 20% increase in OTC contract volumes, partially offset by a 7% decline in the average rate per contract.
Operating revenue from securities transactions increased $453.6 million, or 74%, to $1,064.0 million in the fiscal year ended September 30, 2023 compared to $610.4 million in the fiscal year ended September 30, 2022. This increase was principally due to a 52% increase in securities ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term interest rates, we have amended our calculation of securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions decreased $39.3 million, or 11%, to $325.6 million in the fiscal year ended September 30, 2023 compared to $364.9 million in the three months ended September 30, 2022. This decline principally resulted from the 40% decline in RPM principally due to a tightening of spreads and a change in product mix.

Operating revenues from FX/CFD contracts declined $77.4 million, or 23%, to $261.9 million in the fiscal year ended September 30, 2023 compared to $339.3 million in the fiscal year ended September 30, 2022, principally as a result of a 10% decline in FX/CFD contracts ADV, as well as a 12% decline in FX/CFD contracts RPM.
Operating revenues from global payments increased by $40.5 million, or 24%, to $208.3 million in the fiscal year ended September 30, 2023 compared to $167.8 million in the fiscal year ended September 30, 2022, principally as a result of an 8% increase in ADV, as well as a 14% increase in payments RPM.
Operating revenues from physical contracts increased $50.6 million, or 26%, to $244.9 million in the fiscal year ended September 30, 2023 compared to $194.3 million in the fiscal year ended September 30, 2022, principally due to increased client activity in agricultural and energy commodities, including the CDI acquisition effective October 31, 2022.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $295.4 million, or 331%, to $384.7 million in the fiscal year ended September 30, 2023 compared to $89.3 million in the fiscal year ended September 30, 2022, principally as a result of the impact of the significant increase in short-term interest rates, as well as a 25% increase in average client equity, which was partially offset by a 25% decline in average money market/FDIC sweep client balances.
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
Operating revenue from securities transactions increased $76.8 million, or 14%, to $610.4 million in the year ended September 30, 2022 compared to $533.6 million in the year ended September 30, 2021. This increase was principally a result of a 25% increase in securities ADV driven by increased client activity in fixed income markets, which was partially offset by a 15% decline in RPM as a result of lower spreads in equity products.
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

Interest and Transactional Expenses
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Transaction-based clearing expenses

	Year Ended September 30,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$271.8	$291.2	$(19.4)	(7)%
Percentage of operating revenues	9%	14%
The decrease in transaction-based clearing expense was principally due to lower ADR conversion and short-rebate fees in the Equity Capital Markets business, lower bank fees and transactional regulatory fees in the Retail Forex business, which related vendor optimization and decreased FX/CFD ADV, respectively, lower fees in the Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded, and lower fees in the Global Payments business. These decreases were partially offset by higher fees in the Debt Capital Markets business, due to an increase in the ADV and higher exchange fees in the Financial Ag & Energy and LME Metals businesses, due to an increase in exchange-traded volumes. The decline in the percentage of operating revenues was principally due to the impact of the significant increase in interest income on operating revenues.
Introducing broker commissions

	Year Ended September 30,
	2023	2022	$ Change	% Change
Introducing broker commissions	$161.6	$160.1	$1.5	1%
Percentage of operating revenues	6%	8%
Introducing broker commission expense increased modestly period-over-period. Higher costs in our Physical Ag & Energy business, related to incremental expense from the CDI acquisition, effective October 31, 2022, Financial Ag & Energy, Asset Management and Global Payments businesses were partially offset by decreased expenses in our Independent Wealth Management and Retail Forex businesses, principally due to lower trading volumes and revenues. The decline in the percentage of operating revenues was principally due to the impact of the significant increase in interest income on operating revenues.
Interest expense

	Year Ended September 30,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$556.7	$62.3	$494.4	794%
Securities borrowing	39.4	23.0	16.4	71%
Client balances on deposit	148.9	17.4	131.5	756%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	57.2	32.8	24.4	74%
	802.2	135.5	666.7	492%
Corporate funding	57.5	44.7	12.8	29%
Total interest expense	$859.7	$180.2	$679.5	377%
The increase in interest expense attributable to trading activities was principally due to the significant increase in short-term interest rates, an increase in ADV in our fixed income business, and an increase in client balances on which we pay interest. The increase in interest expense attributable to corporate funding was principally due to higher short-term interest rates on our revolving credit facility as well as an increase in average borrowings.

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Transaction-based clearing expenses

	Year Ended September 30,
	2022	2021	$ Change	% Change
Transaction-based clearing expenses	$291.2	$271.7	$19.5	7%
Percentage of operating revenues	14%	16%
The increase in expense was principally due to higher clearing and ADR conversion fees in the Equity Capital Markets business, higher costs related to listed derivatives within the Financial Ag & Energy and Exchange-Traded Futures & Options businesses, and higher costs in our Debt Capital Markets, Global Payments, and Retail Forex businesses due to increased average daily volumes. The decline in the percentage of operating revenues was principally due to the increase in interest income.
Introducing broker commissions

	Year Ended September 30,
	2022	2021	$ Change	% Change
Introducing broker commissions	$160.1	$160.5	$(0.4)	—%
Percentage of operating revenues	8%	10%
The modest decrease in introducing broker commissions was principally due to lower costs within our Financial Ag & Energy and Retail Forex businesses, partially offset by increased activity in our Exchange-Traded Futures & Options, LME Metals, Physical Ag & Energy and Global Payments businesses. The decline in the percentage of operating revenues was principally due to the increase in interest income.
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
The increase in interest expense attributable to trading activities was principally due to the increase in fixed income business activities within our Institutional segment, increased interest on client balances principally due to higher short-term rates, and increased average borrowings within our Commercial segment, along with the impact of the increases in short-term interest rates.
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

The table below presents net operating revenues disaggregated across the key products we provide to our clients used by management in evaluating our performance, for the periods indicated.

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Net Operating Revenues (in millions):
Listed derivatives	$195.5	(7)%	$209.4	20%	$173.8
OTC derivatives	232.1	11%	208.3	45%	143.4
Securities	325.6	(11)%	364.9	2%	357.8
FX / CFD contracts	224.2	(23)%	291.9	51%	193.2
Global Payments	199.2	26%	158.4	25%	126.4
Physical contracts	202.7	17%	173.2	27%	136.2
Interest, net / fees earned on client balances	237.0	239%	70.0	206%	22.9
Other	67.6	14%	59.3	16%	51.1
Corporate Unallocated	(62.9)	6%	(59.5)	9%	(54.8)
	$1,621.0	10%	$1,475.9	28%	$1,150.0
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Compensation and benefits:
Variable compensation and benefits	$483.2	1%	$478.1	27%	$377.7
Fixed compensation and benefits	385.4	22%	316.7	5%	301.4
	868.6	9%	794.8	17%	679.1
Other expenses:
Trading systems and market information	74.0	12%	66.2	13%	58.8
Professional fees	57.0	5%	54.3	33%	40.9
Non-trading technology and support	61.6	18%	52.4	14%	46.0
Occupancy and equipment rental	40.4	12%	36.1	6%	34.2
Selling and marketing	54.0	(2)%	55.3	66%	33.3
Travel and business development	24.8	47%	16.9	276%	4.5
Communications	9.1	10%	8.3	(11)%	9.3
Depreciation and amortization	51.0	15%	44.4	22%	36.5
Bad debts, net of recoveries	16.5	4%	15.8	52%	10.4
Other	66.4	10%	60.6	31%	46.3
	454.8	11%	410.3	28%	320.2
Total compensation and other expenses	$1,323.4	10%	$1,205.1	21%	$999.3

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Compensation and Other Expenses: Compensation and other expenses increased $118.3 million, or 10%, to $1,323.4 million in the fiscal year ended September 30, 2023 compared to $1,205.1 million in the fiscal year ended September 30, 2022.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$407.3	$410.4	$(3.1)	(1)%
Administrative, executive, and centralized and local operations	75.9	67.7	8.2	12%
Total variable compensation and benefits	483.2	478.1	5.1	1%
Variable compensation and benefits as a percentage of net operating revenues	30%	32%

Fixed compensation and benefits:
Non-variable salaries	266.8	225.8	41.0	18%
Employee benefits and other compensation, excluding share-based compensation	90.6	73.1	17.5	24%
Share-based compensation	28.0	17.8	10.2	57%
Total fixed compensation and benefits	385.4	316.7	68.7	22%
Total compensation and benefits	$868.6	$794.8	$73.8	9%
Total compensation and benefits as a percentage of operating revenues	30%	38%
Number of employees, end of period	4,137	3,615	522	14%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines and the CDI acquisition, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally related to higher severance, payroll taxes, benefits, and retirement costs. During the fiscal year ended September 30, 2023, severance costs were $14.9 million, principally related to a reorganization within the Global Payments business. During the fiscal year ended September 30, 2022, severance costs were $2.6 million. Partially offsetting the increases was an increase in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation, which contains stock option and restricted stock expense, increased principally due to higher employee participation in the Company’s restricted stock plan, as well as from $3.3 million in accelerated share-based compensation for employee departures related to retirements and certain business reorganizations during the fiscal year ended September 30, 2023.
Other Expenses: Other non-compensation expenses increased $44.5 million, or 11%, to $454.8 million in the fiscal year ended September 30, 2023 compared to $410.3 million in the fiscal year ended September 30, 2022.
Trading systems and market information costs increased $7.8 million, principally due to higher market information costs in the Debt Capital Markets, Retail Forex, and Financial Ag & Energy businesses.
Non-trading technology and support increased $9.2 million, principally due to higher non-trading software maintenance and support costs related to various IT systems primarily within our Core IT and other overhead departments.
Occupancy and equipment rental costs increased $4.3 million, principally due to increases in costs in London and Singapore, as well as incremental costs from the CDI acquisition.
Travel and business development increased $7.9 million, principally due to higher transportation and lodging costs across all business lines and support departments following periods of reduced travel.
Depreciation and amortization increased $6.6 million, principally due to the incremental depreciation expense from internally developed software placed into service.
Bad debt expense, net of recoveries increased $0.7 million over the prior year. During the fiscal year ended September 30, 2023, bad debt expense, net of recovery was $16.5 million, principally related to bad debt expense of $15.1 million of client receivables in the Physical Ag & Energy business, $2.3 million of client trading account deficits in our Retail FX segment, and $0.6 million in client trading account deficits in our Financial Ag & Energy business, partially offset by net recoveries of $1.4 million of client trading account deficits in our Exchange-traded Futures & Options business. During the fiscal year ended September 30, 2022, bad debt expense, net of recoveries was $15.8 million, principally related to client trading account deficits in our Commercial, Institutional, Retail, and Global Payments segments of $11.6 million, $1.8 million, $2.3 million, and $0.1 million, respectively.
Gain on Acquisition and Other Gains, net: The results of the fiscal year ended September 30, 2023 include a nonrecurring gain of $23.5 million related to the CDI acquisition, as well as a nonrecurring gain related to proceeds received of $2.1 million resulting from an institutional-based foreign exchange antitrust class action settlement. The results of the fiscal year ended September 30, 2022 included a nonrecurring gain related to proceeds received of $6.4 million resulting from a foreign exchange antitrust class action settlement in our Retail segment.
Provision for Taxes: Our effective income tax rate was 26% and 25% for fiscal years ended September 30, 2023 and 2022, respectively. The effective income tax rate for the fiscal years ended September 30, 2023 and 2022 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates. The gain on acquisition of $23.5 million in the fiscal year ended September 30, 2023 was not taxable and reduced the effective income tax rate 1.4%.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Compensation and Other Expenses: Compensation and other expenses increased $205.8 million, or 21%, to $1,205.1 million in the fiscal year ended September 30, 2022 compared to $999.3 million in the fiscal year ended September 30, 2021.
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
Non-variable salaries increased principally due to increased headcount resulting from expanded capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth.
Employee benefits and other compensation, excluding share-based compensation, decreased principally due to increased employee-elected deferred incentive, which was exchanged for restricted stock that is amortized over a thirty-six month period following the grant date and lower severance costs, partially offset by higher payroll, benefits, and retirement costs from the increased headcount. During the year ended September 30, 2022, severance costs were $2.6 million. During the year ended September 30, 2021, severance costs were $7.7 million, principally due to the departure of certain senior officers. Share-based compensation included stock option and restricted stock expense.
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
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Year Ended September 30,
(in millions)	2023	% of Total	2022	% of Total	2021	% of Total
Variable compensation and benefits	$483.2	28%	$478.1	29%	$377.7	26%
Transaction-based clearing expenses	271.8	15%	291.2	17%	271.7	19%
Introducing broker commissions	161.6	9%	160.1	10%	160.5	11%
Total variable expenses	916.6	52%	929.4	56%	809.9	56%
Fixed compensation and benefits	385.4	22%	316.7	19%	301.4	21%
Other fixed expenses	438.3	25%	394.5	24%	309.8	22%
Bad debts, net of recoveries	16.5	1%	15.8	1%	10.4	1%
Total non-variable expenses	840.2	48%	727.0	44%	621.6	44%
Total non-interest expenses	$1,756.8	100%	$1,656.4	100%	$1,431.5	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the fiscal year ended September 30, 2023, non-variable expenses, excluding bad debts, net of recoveries, increased $112.5 million, or 16%, compared to the fiscal year ended September 30, 2022.
During the year ended September 30, 2022, non-variable expenses, excluding bad debts, net of recoveries, increased $100.0 million, or 16%, compared to the year ended September 30, 2021.
Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our global payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,000 employees allowing us to serve clients in more than 180 countries.
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Retail	Global Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Financial Ag & Energy	Equity Capital Markets	Retail Forex	Global Payments
LME Metals	Debt Capital Markets	Retail Precious Metals	Payment Technology Services
Physical Ag & Energy	FX Prime Brokerage	Independent Wealth Management
Precious Metals	Exchange-Traded Futures & Options
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

	Year Ended September 30,
(in millions)	2023	% of Operating Revenues	2022	% of Operating Revenues	2021	% of Operating Revenues
Sales of physical commodities	$58,131.2		$64,052.6		$40,961.6
Principal gains, net	1,077.4		1,150.5		899.0
Commission and clearing fees	500.3		509.6		488.4
Consulting, management, and account fees	155.6		108.5		86.5
Interest income	999.4		230.0		114.1
Total revenues	60,863.9		66,051.2		42,549.6
Cost of sales of physical commodities	57,942.0		63,928.6		40,861.1
Operating revenues	2,921.9	100%	2,122.6	100%	1,688.5	100%
Transaction-based clearing expenses	271.6	9%	292.3	14%	270.3	16%
Introducing broker commissions	161.6	6%	160.3	8%	161.2	10%
Interest expense	804.8	28%	134.6	6%	52.2	3%
Net operating revenues	1,683.9		1,535.4		1,204.8
Variable direct compensation and benefits	410.3	14%	413.5	19%	336.1	20%
Net contribution	1,273.6		1,121.9		868.7
Fixed compensation and benefits	204.9		175.7		162.3
Other fixed expenses	290.8		261.1		189.8
Bad debts, net of recoveries	16.5		15.8		10.4
Total non-variable direct expenses	512.2	18%	452.6	21%	362.5	21%
Other gains	2.1		6.4		—
Segment income	$763.5		$675.7		$506.2
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Net contribution for all of our business segments increased $151.7 million, or 14%, to $1,273.6 million in the fiscal year ended September 30, 2023 compared to $1,121.9 million in the fiscal year ended September 30, 2022. Segment income increased $87.8 million, or 13%, to $763.5 million in the fiscal year ended September 30, 2023 compared to $675.7 million in the fiscal year ended September 30, 2022.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Net contribution for all of our business segments increased $253.2 million, or 29%, to $1,121.9 million in the fiscal year ended September 30, 2022 compared to $868.7 million in the year ended September 30, 2021. Segment income increased $169.5 million, or 33%, to $675.7 million in the fiscal year ended September 30, 2022 compared to $506.2 million in the year ended September 30, 2021.
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

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Revenues:
Sales of physical commodities	$57,559.9	(9)%	$63,162.7	60%	$39,420.3
Principal gains, net	331.5	(3)%	343.0	40%	245.5
Commission and clearing fees	178.0	5%	168.8	(5)%	178.3
Consulting, management and account fees	25.7	17%	21.9	11%	19.7
Interest income	154.1	229%	46.8	132%	20.2
Total revenues	58,249.2	(9)%	63,743.2	60%	39,884.0
Cost of sales of physical commodities	57,386.5	(9)%	63,051.1	60%	39,349.2
Operating revenues	862.7	25%	692.1	29%	534.8
Transaction-based clearing expenses	60.7	9%	55.9	4%	54.0
Introducing broker commissions	40.1	27%	31.5	(9)%	34.7
Interest expense	40.6	123%	18.2	40%	13.0
Net operating revenues	721.3	23%	586.5	35%	433.1
Variable direct compensation and benefits	176.4	3%	171.2	28%	133.4
Net contribution	544.9	31%	415.3	39%	299.7
Fixed compensation and benefits	61.1	23%	49.8	—%	49.9
Other fixed expenses	77.4	18%	65.6	34%	49.1
Bad debts, net of recoveries	15.7	35%	11.6	36%	8.5
Total non-variable direct expenses	154.2	21%	127.0	18%	107.5
Segment income	$390.7	36%	$288.3	50%	$192.2

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Operating Revenues (in millions):
Listed derivatives	$230.5	(4)%	$240.5	8%	$223.5
OTC derivatives	232.2	11%	208.3	45%	143.4
Physical contracts	232.9	29%	180.4	36%	132.2
Interest / fees earned on client balances	142.2	244%	41.3	183%	14.6
Other	24.9	15%	21.6	2%	21.1
	$862.7	25%	$692.1	29%	$534.8
Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s)	34,430	14%	30,323	(2)%	30,904
Listed derivatives, average rate per contract (1)	$6.37	(16)%	$7.54	9%	$6.92
Average client equity - listed derivatives (millions)	$1,927	(10)%	$2,149	30%	$1,648
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	3,553	20%	2,968	16%	2,557
OTC derivatives, average rate per contract	$65.78	(7)%	$70.49	27%	$55.70
(1) Give up fees, related to contract execution for clients of other FCMs, as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues increased $170.6 million, or 25%, to $862.7 million in the fiscal year ended September 30, 2023 compared to $692.1 million in the fiscal year ended September 30, 2022. Net operating revenues increased $134.8 million, or 23%, to $721.3 million in the fiscal year ended September 30, 2023 compared to $586.5 million in the fiscal year ended September 30, 2022.
Operating revenues derived from listed derivatives declined $10.0 million, or 4%, to $230.5 million in the fiscal year ended September 30, 2023 compared to $240.5 million in the fiscal year ended September 30, 2022. This decline was principally driven by a 16% decline in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices. This decline was partially offset by a 14% increase in listed derivative contract volumes compared to the prior year period.
Operating revenues derived from OTC transactions increased $23.9 million, or 11%, to $232.2 million in the fiscal year ended September 30, 2023 compared to $208.3 million in the fiscal year ended September 30, 2022. This increase was principally driven by a 20% increase in OTC volumes, most notably in agricultural and soft commodities, which was partially offset by a 7% decline in the average rate per contract compared to the prior year.
Operating revenues derived from physical transactions increased $52.5 million, or 29%, to $232.9 million in the fiscal year ended September 30, 2023 compared to $180.4 million in the fiscal year ended September 30, 2022, principally due to the CDI acquisition, effective October 31, 2022, as well as increased client activity in agricultural and energy commodities.
Interest and fee income earned on client balances increased $100.9 million, or 244%, to $142.2 million in the fiscal year ended September 30, 2023 compared to $41.3 million in the fiscal year ended September 30, 2022, as a result of a significant increase in short-term interest rates, which was partially offset by a 10% decrease in average client equity to $1,927 million in the fiscal year ended September 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 32% in the fiscal year ended September 30, 2023 compared to 37% in the fiscal year ended September 30, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $102.4 million, or 36%, to $390.7 million in the fiscal year ended September 30, 2023 compared to $288.3 million in the fiscal year ended September 30, 2022, principally due to the growth in operating revenues which was partially offset by a $27.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $11.3 million increase in fixed compensation and benefits, a $4.1 million increase in bad debts, net of recoveries, a $2.9 million increase in depreciation and amortization, a $2.7 million increase in travel and business development and a $2.2 million increase in selling and marketing expense.
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

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	359.2	7%	337.2	8%	312.0
Commission and clearing fees	268.8	(5)%	283.8	15%	246.0
Consulting, management, and account fees	72.9	126%	32.2	79%	18.0
Interest income	812.7	355%	178.6	93%	92.4
Total revenues	1,513.6	82%	831.8	24%	668.4
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	1,513.6	82%	831.8	24%	668.4
Transaction-based clearing expenses	187.9	(7)%	202.4	10%	184.1
Introducing broker commissions	35.4	12%	31.7	15%	27.5
Interest expense	758.3	564%	114.2	205%	37.4
Net operating revenues	532.0	10%	483.5	15%	419.4
Variable compensation and benefits	180.5	(4)%	188.4	19%	158.5
Net contribution	351.5	19%	295.1	13%	260.9
Fixed compensation and benefits	59.7	16%	51.3	11%	46.1
Other fixed expenses	77.5	15%	67.4	45%	46.5
Bad debts, net of recoveries	(1.5)	(183)%	1.8	200%	0.6
Total non-variable direct expenses	135.7	13%	120.5	29%	93.2
Other gain	2.1	n/m	—	n/m	—
Segment income	$217.9	25%	$174.6	4%	$167.7

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Operating Revenues (in millions):
Listed derivatives	$186.0	(2)%	$190.0	16%	$164.1
Securities	973.6	90%	513.4	18%	436.0
FX contracts	39.4	39%	28.4	76%	16.1
Interest / fees earned on client balances	239.5	420%	46.1	352%	10.2
Other	75.1	39%	53.9	28%	42.0
	$1,513.6	82%	$831.8	24%	$668.4

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	125,862	(3)%	130,285	13%	115,197
Listed derivatives, average rate per contract (1)	$1.36	—%	$1.36	(1)%	$1.38
Average client equity - listed derivatives (millions)	$5,210	47%	$3,547	62%	$2,195
Securities ADV ( millions)	$5,257	52%	$3,459	25%	$2,776
Securities RPM (2)	$301	(40)%	$503	(15)%	$593
Average money market / FDIC sweep client balances (millions)	$1,338	(25)%	$1,784	21%	$1,471
FX contracts ADV ( millions)	$4,321	8%	$3,983	142%	$1,647
FX contracts RPM	$37	32%	$28	(26)%	$38
n/m = not meaningful to present as a percentage
(1) Give up fees, related to contract excution for clients of other FCMs, are excluded from the calculation of listed derivative, average rate per contract.
(2) Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues increased $681.8 million, or 82%, to $1,513.6 million in the fiscal year ended September 30, 2023 compared to $831.8 million in the fiscal year ended September 30, 2022. Net operating revenues increased $48.5 million, or 10%, to $532.0 million in the fiscal year ended September 30, 2023 compared to $483.5 million in the fiscal year ended September 30, 2022.
Operating revenues derived from listed derivatives declined $4.0 million, or 2%, to $186.0 million in the fiscal year ended September 30, 2023 compared to $190.0 million in the fiscal year ended September 30, 2022, principally driven by a 3% decline in listed derivative contract volumes as the average rate per contract was flat compared to the fiscal year ended September 30, 2022.
Operating revenues derived from securities transactions increased $460.2 million, or 90%, to $973.6 million in the fiscal year ended September 30, 2023 compared to $513.4 million in the fiscal year ended September 30, 2022. The ADV of securities traded increased 52%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result of the significant increase in short-term interest rates, we have amended our calculation of the securities RPM, in the table above, to present the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 40% in the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts increased $11.0 million, or 39%, to $39.4 million in the fiscal year ended September 30, 2023 compared to $28.4 million in the fiscal year ended September 30, 2022, primarily driven by a 8% increase in the ADV of FX contracts traded as well as a 32% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $193.4 million, to $239.5 million in the fiscal year ended September 30, 2023 compared to $46.1 million in the fiscal year ended September 30, 2022, principally driven by a significant increase in short-term interest rates, as well as a 47% increase in average client equity compared to the prior year period, which was partially offset by a 25% decline in average money market / FDIC sweep client balances.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $644.1 million, to $758.3 million in the fiscal year ended September 30, 2023 compared to $114.2 million the fiscal year ended September 30, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $494.4 million, interest paid to clients increasing $117.7 million and interest expense directly attributable to securities lending activities increasing $16.4 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 27% in the fiscal year ended September 30, 2023 compared to 51% in the fiscal year ended September 30, 2022, principally as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $43.3 million, or 25%, to $217.9 million in the fiscal year ended September 30, 2023 compared to $174.6 million in the fiscal year ended September 30, 2022, primarily as a result of the increase in net operating revenues noted above, as well as a $2.1 million foreign exchange antitrust class action settlement received in our institutional foreign exchange prime brokerage business. The increase in net operating revenues was partially offset by a $15.2 million, or 13% increase in non-variable direct expenses versus the fiscal year ended September 30, 2022. The increase in non-variable direct expenses was primarily related to a $8.4 million increase in fixed compensation and benefits, a $3.8 million increase in trade systems and market information, a $2.4 million increase in non-trading technology and support, a $1.5 million increase in professional fees and a $1.9 million increase in travel and business development. These increases were partially offset by a $3.3 million positive variance in bad debts, net of recoveries compared to the fiscal year ended September 30, 2022. Segment income was also favorably impacted by a nonrecurring gain related to proceeds received of $2.1 million resulting from an institutional-based foreign exchange antitrust class action settlement.
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

Operating revenues derived from securities transactions increased $77.4 million, or 18%, to $513.4 million in the year ended September 30, 2022 compared to $436.0 million in the year ended September 30, 2021. The ADV of securities traded increased 25%, principally driven by increased client activity in fixed income markets and to a lesser extent equity products. The RPM traded declined 15% in the year ended September 30, 2022 compared to the year ended September 30, 2021.
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

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Sales of physical commodities	$571.3	(36)%	$889.9	(42)%	$1,541.3
Principal gains, net	186.4	(39)%	307.4	45%	212.7
Commission and clearing fees	46.3	(9)%	50.8	(14)%	58.9
Consulting, management, and account fees	53.6	4%	51.6	13%	45.5
Interest income	30.9	587%	4.5	200%	1.5
Total revenues	888.5	(32)%	1,304.2	(30)%	1,859.9
Cost of physical commodities sold	555.5	(37)%	877.5	(42)%	1,511.9
Operating revenues	333.0	(22)%	426.7	23%	348.0
Transaction-based clearing expenses	16.2	(38)%	26.2	2%	25.7
Introducing broker commissions	83.8	(12)%	95.6	(3)%	98.2
Interest expense	5.7	185%	2.0	18%	1.7
Net operating revenues	227.3	(25)%	302.9	36%	222.4
Variable compensation and benefits	14.6	(35)%	22.6	26%	18.0
Net contribution	212.7	(24)%	280.3	37%	204.4
Fixed compensation and benefits	47.5	(15)%	55.7	8%	51.6
Other fixed expenses	117.1	3%	113.3	35%	83.9
Bad debts, net of recoveries	2.3	—%	2.3	109%	1.1
Total non-variable direct expenses	166.9	(3)%	171.3	25%	136.6
Other gain	—	(100)%	6.4	n/m	—
Segment income	$45.8	(60)%	$115.4	70%	$67.8
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Retail segment for the periods indicated.

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Operating Revenues (in millions):
Securities	$90.4	(7)%	$97.0	(1)%	$97.6
FX / CFD contracts	222.5	(28)%	310.9	38%	225.9
Physical contracts	12.0	(14)%	13.9	(32)%	20.4
Interest / fees earned on client balances	3.0	58%	1.9	58%	1.2
Other	5.1	70%	3.0	3%	2.9
	$333.0	(22)%	$426.7	23%	$348.0

Select data (all $ amounts are U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$7,622	(18)%	$9,290	3%	$8,989
FX / CFD contracts RPM	$115	(11)%	$129	32%	$98
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues decreased $93.7 million, or 22%, to $333.0 million in the fiscal year ended September 30, 2023 compared to $426.7 million in the fiscal year ended September 30, 2022. Net operating revenues decreased $75.6 million, or 25%, to $227.3 million in the fiscal year ended September 30, 2023 compared to $302.9 million in the fiscal year ended September 30, 2022.
Operating revenues derived from FX/CFD contracts declined $88.4 million, or 28%, to $222.5 million, primarily as a result of 11% and 18% declines in RPM and FX/CFD contracts ADV, respectively, compared to the fiscal year ended September 30, 2022. These declines were principally driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.

Operating revenues derived from securities transactions, which are related to our independent wealth management activities, declined $6.6 million, or 7%, to $90.4 million in the fiscal year ended September 30, 2023 compared to $97.0 million in the fiscal year ended September 30, 2022.
Operating revenues derived from physical contracts increased $1.9 million, or 14%, to $12.0 million in the fiscal year ended September 30, 2023 compared to $13.9 million in the fiscal year ended September 30, 2022.
Interest and fee income earned on client balances increased $1.1 million, or 58%, to $3.0 million primarily as a result of an increase in short-term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the fiscal year ended September 30, 2023 compared to 34% in the fiscal year ended September 30, 2022.
Segment income decreased $69.6 million, or 60%, to $45.8 million in the fiscal year ended September 30, 2023 compared to $115.4 million in the fiscal year ended September 30, 2022, primarily as a result of the decline in net operating revenues noted above. Non-variable direct expenses declined $4.4 million, or 3%, compared to the fiscal year ended September 30, 2022, principally driven by a $3.3 million decline in direct selling and marketing costs. The fiscal year ended September 30, 2022 included a non-recurring $6.4 million foreign exchange antitrust class action settlement received in our Retail forex business.
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
Operating revenues derived from securities transactions declined $0.6 million, or 1%, to $97.0 million in the year ended September 30, 2022 compared to $97.6 million in the year ended September 30, 2021.
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

Global Payments
We provide customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental and government organizations. We provide transparent pricing and offer payments services in more than 180 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Global Payments segment for the periods indicated.

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	200.3	23%	162.9	26%	128.8
Commission and clearing fees	7.2	16%	6.2	19%	5.2
Consulting, management, account fees	3.4	21%	2.8	(15)%	3.3
Interest income	1.7	1,600%	0.1	n/m	—
Total revenues	212.6	24%	172.0	25%	137.3
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	212.6	24%	172.0	25%	137.3
Transaction-based clearing expenses	6.8	(13)%	7.8	20%	6.5
Introducing broker commissions	2.3	53%	1.5	88%	0.8
Interest expense	0.2	—%	0.2	100%	0.1
Net operating revenues	203.3	25%	162.5	25%	129.9
Variable compensation and benefits	38.8	24%	31.3	19%	26.2
Net contribution	164.5	25%	131.2	27%	103.7
Fixed compensation and benefits	36.6	94%	18.9	29%	14.7
Other fixed expenses	18.8	27%	14.8	44%	10.3
Bad debts	—	(100)%	0.1	(50)%	0.2
Total non-variable direct expenses	55.4	64%	33.8	34%	25.2
Segment income	$109.1	12%	$97.4	24%	$78.5

	Year Ended September 30,
	2023	% Change	2022	% Change	2021
Operating Revenues (in millions):
Payments	$208.3	24%	$167.8	25%	$133.8
Other	4.3	2%	4.2	20%	3.5
	$212.6	24%	$172.0	25%	$137.3

Select data (all $ amounts are U.S. dollar equivalents):
Global Payments ADV (millions)	$67	8%	$62	15%	$54
Global Payments RPM	$12,367	14%	$10,880	10%	$9,921
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues increased $40.6 million, or 24%, to $212.6 million in the fiscal year ended September 30, 2023 compared to $172.0 million in the fiscal year ended September 30, 2022. Net operating revenues increased $40.8 million, or 25%, to $203.3 million in the fiscal year ended September 30, 2023 compared to $162.5 million in the fiscal year ended September 30, 2022.
The increase in operating revenues was primarily driven by an 8% increase in the average daily volume, as well as a 14% increase in the RPM traded compared to the fiscal year ended September 30, 2022.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the fiscal year ended September 30, 2023 compared to 24% in the fiscal year ended September 30, 2022.
Segment income increased $11.7 million, or 12%, to $109.1 million in the fiscal year ended September 30, 2023 compared to $97.4 million in the fiscal year ended September 30, 2022. This increase was primarily driven by the increase in net operating revenues noted above, which was partially offset by a $21.6 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily driven by a $17.7 million increase in fixed compensation and benefits, including

$10.0 million in severance related to a reorganization of the business. This reorganization plan will include a decline in variable compensation and benefits as a percentage of operating revenues going forward.
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

	Year Ended September 30,
(in millions)	2023	% Change	2022	% Change	2021
Compensation and benefits:
Variable compensation and benefits	$67.6	14%	$59.5	58%	$37.6
Fixed compensation and benefits	156.4	31%	119.2	—%	119.1
	224.0	25%	178.7	14%	156.7
Other expenses:
Occupancy and equipment rental	39.4	10%	35.7	8%	33.1
Non-trading technology and support	43.1	13%	38.3	20%	31.8
Professional fees	26.3	1%	26.1	13%	23.0
Depreciation and amortization	22.6	4%	21.7	14%	19.0
Communications	6.6	20%	5.5	(15)%	6.5
Selling and marketing	4.4	(24)%	5.8	241%	1.7
Trading systems and market information	7.7	67%	4.6	10%	4.2
Travel and business development	5.5	38%	4.0	208%	1.3
Other	21.3	15%	18.6	(21)%	23.4
	176.9	10%	160.3	11%	144.0
Total compensation and other expenses	$400.9	18%	$339.0	13%	$300.7
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Total unallocated costs and other expenses increased $61.9 million, or 18%, to $400.9 million in the fiscal year ended September 30, 2023 compared to $339.0 million in the fiscal year ended September 30, 2022. Compensation and benefits increased $45.3 million, or 25%, to $224.0 million in the fiscal year ended September 30, 2023 compared to $178.7 million in the fiscal year ended September 30, 2022.
The increase in variable and non-variable compensation is partially related to the move of certain client engagement teams out of discrete business lines and into shared services, and replacing compensation expense in those discrete business lines with a non-variable charge. Additionally, the increase in non-variable compensation is partially a result of hiring among our compliance and IT departments, principally due to company growth, and within the accounting department, principally due to the CDI acquisition.
Also, the increase in non-variable compensation is related to annual merit increases, as well as the acceleration of share-based compensation related to employee departures that are related to retirements and certain business reorganizations. Additionally, the increase in variable compensation is principally due to higher performance, and to a lessor extent, an increase in headcount.

Other non-compensation expenses increased $16.6 million, or 10%, to $176.9 million in the fiscal year ended September 30, 2023 compared to $160.3 million in the fiscal year ended September 30, 2022 principally due to higher occupancy costs, principally related to an increase in property tax assessments in London, non-trading technology maintenance and support costs for the various systems used by the support services departments, and travel and business development costs, partially offset by lower selling and marketing costs due principally to the bi-annual global sales and strategy meeting held in March 2022.
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
During the year ended September 30, 2022, the increase in variable compensation and benefits was principally related to higher incentives driven by increased company performance over the prior year. Fixed compensation and benefits increased modestly during the year ended September 30, 2022, principally due to increased headcount, partially offset by lower severance costs. During the year ended September 30, 2022, severance costs were $0.9 million. During the year ended September 30, 2021, severance costs were $3.5 million, principally due to the departure of certain corporate senior officers.
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
StoneX Markets LLC is a CFTC registered swap dealer, whose business is overseen by the NFA. The CFTC imposes rules over net capital requirements, as well as the exchange of initial margin between registered swap dealers and certain counterparties.
These rules specify the minimum amount of capital that must be available to support our clients’ account balances and open trading positions, including the amount of assets that StoneX Financial Inc., Gain Capital Group, LLC and StoneX Markets LLC must maintain in relatively liquid form. Further, the rules are designed to maintain general financial integrity and liquidity.
StoneX Financial Ltd is regulated by the FCA, the regulator of investment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the

General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s ‘MIFIDPRU’ regulation. To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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
As of September 30, 2023, we had total equity of $1,379.1 million, outstanding loans under revolving credit and other facilities of $341.0 million and $342.1 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2023, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
As of September 30, 2023, we had deferred tax assets totaling $45.4 million. We are required to assess the need for deferred tax asset valuation allowances at each reporting period. We record a valuation allowance against deferred tax assets when it is considered more likely than not that we will not realize all or a portion of our deferred tax assets. The valuation allowance for deferred tax assets as of September 30, 2023 and 2022 was $12.4 million and $15.8 million, respectively. The valuation allowances as of September 30, 2023 and 2022 were primarily related to U.S. state and local, and foreign net operating loss carryforwards and foreign tax credits that, in the judgment of management, are not more likely than not to be realized.
Client and Counterparty Credit and Liquidity Risk
Our operations expose us to credit risk related to our clients and counterparties. The risk includes liquidity risk to the extent our clients or counterparties are unable to make timely payment of margin or other credit support. We are indirectly exposed to the financing and liquidity risks of our clients and counterparties, including the risks that our clients and counterparties may not be able to finance their operations.
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
OptionSellers
In November 2018, balances in approximately 300 accounts of the FCM division of our wholly owned subsidiary, StoneX Financial Inc., declined below required maintenance margin levels and into deficit balances. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent Commodity Trading Advisor (“CTA”), were liquidated in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards.  As of September 30, 2023, the receivable from these client accounts, net of collections and other allowable deductions was $17.2 million, with no individual account receivable exceeding $1.4 million. As of September 30, 2023, the allowance against these uncollected balances was $5.1 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
Depending on future collections and the outcomes of arbitration proceedings, any provisions for bad debts and actual losses may or may not be material to our financial results. However, we believe that the likelihood of a material adverse outcome is remote, and do not believe that any potential losses related to this matter would impact our ability to comply with our ongoing liquidity, capital, and regulatory requirements. Additional information on this matter can be found in Note 13 of the Consolidated Financial Statements.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2023 and 2022, were $21.9 billion and $19.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices and changes in the balances of financial instruments and commodities inventory. Certain of our subsidiaries occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $35.5 million and $29.7 million for the fiscal years ended September 30, 2023 and 2022, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of September 30, 2023, we had five committed bank credit facilities, totaling $1,200.0 million, of which $278.0 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility under which $500.0 million is available to us for general working capital requirements and capital expenditures. The revolving credit facility was amended during the year ended September 30, 2023 to increase the amount available and extend the maturity date to April 21, 2026. The maturity date remains April 21, 2025 for one lender representing $42.5 million of the facility commitment.
•An unsecured line of credit committed until October 29, 2024, under which $190.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short term funding of margin to commodity exchanges as necessary.
•A syndicated borrowing facility committed until July 28, 2024, under which $400.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to finance commodity financing arrangements and commodity repurchase agreements.
•An unsecured syndicated loan facility committed until October 12, 2024, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $100.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.
•An unsecured revolving credit facility committed until September 6, 2024, under which $10.0 million is available to our wholly owned subsidiary, StoneX Financial Pte. Ltd. for general working capital requirements.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone subsidiary basis, in certain cases, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2023, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated revolving loan facility, during the trailing twelve months ended September 30, 2023, interest expense directly attributable to trading activities includes $556.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $39.4 million in connection with securities lending activities.
As reflected above, $410.0 million of the Company’s committed credit facilities are scheduled to expire during the upcoming year. The Company intends to renew or replace all of its facilities as they expire over time, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of September 30, 2023 and September 30, 2022, the Company had $55.5 million and $0.0 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2023. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 of the Consolidated Financial Statements.
Our subsidiary, StoneX Markets LLC, is a CFTC registered swap dealer, and under these capital rules is subject to a minimum regulatory capital requirement. StoneX Markets has elected to utilize the “bank-based” approach, as reflected in CFTC Rule 23.101(a)(1)(i) to calculate its capital requirements. Under the “bank-based” approach StoneX Markets must satisfy the following capital requirements: Common Equity Tier 1 (“CET1”) capital of at least $20 million; (ii) CET1 equal to at least

6.5% of its risk weighted assets (“RWA”); (iii) CET1, Additional Tier 1, and Tier 2 (collectively, total aggregate Bank Holding Company (“BHC”) capital) equal to at least 8% of its RWA; (iv) total aggregate BHC capital equal to 8% of its uncleared swap margin; and (v) the minimum capital required by NFA. Aggregate BHC capital and the related net capital requirement may fluctuate on a daily basis.
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
Cash Flows
We include client cash and securities that meet the short term requirement for cash classification to be segregated for regulatory purposes in our consolidated statements of cash flows. We hold a significant amount of U.S. Treasury obligations which represent investment of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury securities held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our consolidated statements of cash flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of U.S. Treasury securities representing investment of clients’ funds and U.S. Treasury securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the consolidated statements of cash flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated U.S. Treasury securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with U.S. Treasury securities that have original or acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased from $6,285.1 million as of September 30, 2022 to $6,041.7 million as of September 30, 2023, a net decrease of $243.4 million. Net cash of $23.7 million was used in operating activities, including movements typical of our operations, with large changes coming from financial instruments owned, payable to broker dealers, funds with broker dealers and clearing organizations, as well as securities purchased and securities sold.
Net cash used in financing activities during the fiscal year ended September 30, 2023 included significant outflows from payables to lenders under 90 days of $119.3 million, net outflows from payables to lenders greater than 90 days of $35.0 million and payments of deferred acquisitions costs of $18.7 million. Also, we received $3.7 million related to employee stock option exercises. We did not repurchase any of our outstanding common stock during the years ended September 30, 2023 and September 30, 2022.
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
We continuously evaluate opportunities to expand our business. Investing activities include $46.9 million in capital expenditures for property and equipment during the fiscal year ended September 30, 2023 compared to $49.5 million during the fiscal year ended September 30, 2022 and $62.1 million during the fiscal year ended September 30, 2021. Capital expenditures over the past three years have primarily included software development, core information technology hardware acquisitions, and leasehold improvements on office space.
Investing activities also include $6.1 million in cash payments for the acquisition of businesses during the fiscal year ended September 30, 2023 compared to $0.2 million during the fiscal year ended September 30, 2022 and $2.4 million during the fiscal year ended September 30, 2021. Further information about business acquisitions is contained in Note 20 to the Consolidated Financial Statements. These amounts were offset by smaller inflows related to sales of equipment and exchange membership stock, mainly in the year ended September 30, 2021.
On August 30, 2023, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock in open market purchases and private transactions, commencing on October 1, 2023 and ending on September 30, 2024. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2023:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$183.3	$19.9	$39.9	$37.6	$85.9
Purchase obligations(1)	5,703.4	5,703.4	—	—	—
Payable to lenders under loans	341.0	159.1	181.9	—	—
Senior secured borrowings	347.9	—	347.9	—	—
Contingent acquisition consideration	1.5	—	—	1.5	—
Other	60.8	19.1	23.3	14.0	4.4
	$6,637.9	$5,901.5	$593.0	$53.1	$90.3
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2023 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $5,689.0 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2023. During the year ending September 30, 2024, we anticipate making future benefit payments of $2.1 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2023 and 2022, at fair value of the related financial instruments, totaling $3,085.6 million and $2,469.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Consolidated Balance Sheets in Financial instruments owned, at fair value, and Physical commodities inventory, net. We will incur losses if the fair value of the Financial instruments sold, not yet purchased, increases subsequent to September 30, 2023, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2023. The totals of $3,085.6 million and $2,469.6 million include a net liability of $288.3 million and $384.0 million for derivatives, based on their fair value as of September 30, 2023 and 2022, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Consolidated Balance Sheets as of September 30, 2023 and 2022.

Effects of Inflation
Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, occupancy and equipment rental, may result from inflation, which may not be readily recoverable from increasing the prices of our services. While rising interest rates are generally favorable for us, to the extent that inflation has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
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
Foreign currency translation is an estimate critical to consolidating in our reporting currency. The value of certain assets and liabilities denominated in foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the relevant exchange rate at the time is used before translation into U.S. dollar equivalent for consolidated reporting.
Judgment and Uncertainties
At each period end, using professional judgment and industry expertise, we select fair values for financial instruments. Where available, we price from independent sources such as listed market prices, third-party pricing services, or broker dealer price quotations. We use fair values derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price, or broker or dealer quote, we may need to make certain assumptions to determine the fair value.
Effect if Actual Results Differ From Assumptions
Our valuation assumptions may be incorrect, and the actual value realized upon closing any position could be different from estimated carrying value, because of changes in prices, assumptions, or the overall business environment. We believe that the likelihood that of such an outcome is low and, if it should be the case, it is likely to not be significant. This view is supported by a few key factors:
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
Accounting Standards Update
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to recognize contract liabilities in alignment with the definition of performance obligations. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our consolidated financial statements. We do not expect any other recently issued accounting pronouncements to have a significant effect on our financial statements.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2023.

Marked-to-Market Revenues
Number of Days
Daily Revenues ($000's)
50
45
40
35
30
25
20
15
10
5
0
4
3
4
8
21
38
46
43
34
30
13
8
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2023, an immediate 25 basis point decrease in short-term interest rates would result in approximately $4.2 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2023, $341.0 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2023, $347.9 million of outstanding principal debt was fixed-rate long-term debt.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Principally, all sales are denominated in the functional currency of the subsidiary, while related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We have executed hedging transactions in relation to certain currencies to mitigate our exposure to volatility in those certain foreign currency exchange rates. From time-to-time, we may consider entering into larger hedges in those certain contracts or hedging transactions in additional currencies to mitigate our exposure to more foreign currency exchange rates. These hedging transactions may not be successful.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition for unrealized gains and losses from market making activities
As discussed in Note 15 to the consolidated financial statements, the Company recognized revenue of $1,079.9 million for principal gains, net from transactions or contracts for the which the Company acted as principal, a portion of which related to unrealized gains and losses derived from over-the-counter derivatives and foreign exchange market making activities (collectively, Unrealized Gains and Losses). Such Unrealized Gains and Losses represent the change in fair value for those financial instruments owned and sold, not yet purchased that are held by the Company as of year-end and reflected in earnings.
We identified revenue recognition related to certain Unrealized Gains and Losses as a critical audit matter. A high degree of auditor subjectivity and judgement was involved in determining the sufficiency and timing of audit procedures required to evaluate the existence and accuracy of certain Unrealized Gains and Losses reflected in earnings as of September 30, 2023.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to Unrealized Gains and Losses, including controls over the computations of Unrealized Gains and Losses, as well as controls ensuring that trading subledger values were not modified within these computations. We evaluated Unrealized Gains and Losses as of September 30, 2023 by assessing the Company’s revenue recognition, comparing inputs to Unrealized Gains and Losses computations prepared by the Company to source documents and recalculating Unrealized Gains and Losses recorded. We also assessed the sufficiency of the audit evidence obtained related to Unrealized Gains and Losses by evaluating the cumulative results of the audit procedures and potential management bias.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
November 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for each of the years in the three-year period ended September 30, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated November 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired CDI Société Cotonniere De Distribution S.A. and subsidiaries and Incomm S.A.S. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, CDI Société Cotonniere De Distribution S.A. and subsidiaries’ and Incomm S.A.S.’s internal control over financial reporting associated with aggregate total assets of $151.2 million and aggregate total revenues of $388.6 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CDI Société Cotonniere De Distribution S.A. and subsidiaries and Incomm S.A.S.
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
/s/ KPMG LLP
Kansas City, Missouri
November 24, 2023

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$1,108.3	$1,108.5
Cash, securities and other assets segregated under federal and other regulations (including $5.8 million and $805.7 million at fair value at September 30, 2023 and 2022, respectively)	2,426.3	3,267.2
Collateralized transactions:
Securities purchased under agreements to resell	2,979.5	1,672.0
Securities borrowed	1,129.1	1,209.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $4,248.3 million and $2,817.2 million at fair value at September 30, 2023 and 2022, respectively)	7,443.8	6,842.6
Receivable from clients, net (including $(7.9) million and $(0.5) million at fair value at September 30, 2023 and 2022, respectively)	683.1	566.2
Notes receivable, net	5.2	5.1
Income taxes receivable	25.1	16.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,466.4 million and $2,372.3 million at September 30, 2023 and 2022, respectively)	5,044.8	4,167.3
Physical commodities inventory, net (including $386.5 million and $359.8 million at fair value at September 30, 2023 and 2022, respectively)	537.3	513.5
Deferred tax assets	45.4	52.0
Property and equipment, net	123.5	112.9
Operating right of use assets	122.1	121.8
Goodwill and intangible assets, net	82.4	86.2
Other assets	182.8	117.7
Total assets	$21,938.7	$19,859.6
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.5 million and $0.0 million at fair value at September 30, 2023 and 2022, respectively)	$533.0	$400.6
Operating lease liabilities	149.3	143.0
Payables to:
Clients (including $79.8 million and $(1,392.4) million at fair value at September 30, 2023 and 2022, respectively)	9,976.0	9,891.0
Broker-dealers, clearing organizations and counterparties (including $10.2 million and $55.8 million at fair value at September 30, 2023 and 2022, respectively)	442.4	659.8
Lenders under loans	341.0	485.1
Senior secured borrowings, net	342.1	339.1
Income taxes payable	38.2	16.2
Deferred tax liabilities	8.1	—
Collateralized transactions:
Securities sold under agreements to repurchase	4,526.6	3,195.6
Securities loaned	1,117.3	1,189.5
Financial instruments sold, not yet purchased, at fair value	3,085.6	2,469.6
Total liabilities	20,559.6	18,789.5
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 23,403,960 issued and 20,796,637 outstanding at September 30, 2023 and 22,911,227 issued and 20,303,904 outstanding at September 30, 2022	0.2	0.2
Common stock in treasury, at cost. 2,607,323 shares at September 30, 2023 and September 30, 2022	(69.3)	(69.3)
Additional paid-in-capital	371.9	340.2
Retained earnings	1,128.1	889.6
Accumulated other comprehensive loss, net	(51.8)	(90.6)
Total equity	1,379.1	1,070.1
Total liabilities and stockholders' equity	$21,938.7	$19,859.6
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2023	2022	2021
Revenues:
Sales of physical commodities	$58,131.2	$64,052.6	$40,961.6
Principal gains, net	1,079.9	1,145.2	892.0
Commission and clearing fees	498.4	507.9	487.2
Consulting, management, and account fees	159.0	111.3	91.0
Interest income	987.6	219.0	102.4
Total revenues	60,856.1	66,036.0	42,534.2
Cost of sales of physical commodities	57,942.0	63,928.6	40,861.1
Operating revenues	2,914.1	2,107.4	1,673.1
Transaction-based clearing expenses	271.8	291.2	271.7
Introducing broker commissions	161.6	160.1	160.5
Interest expense	802.2	135.5	49.6
Interest expense on corporate funding	57.5	44.7	41.3
Net operating revenues	1,621.0	1,475.9	1,150.0
Compensation and other expenses:
Compensation and benefits	868.6	794.8	679.1
Trading systems and market information	74.0	66.2	58.8
Professional fees	57.0	54.3	40.9
Non-trading technology and support	61.6	52.4	46.0
Occupancy and equipment rental	40.4	36.1	34.2
Selling and marketing	54.0	55.3	33.3
Travel and business development	24.8	16.9	4.5
Communications	9.1	8.3	9.3
Depreciation and amortization	51.0	44.4	36.5
Bad debts, net of recoveries	16.5	15.8	10.4
Other	66.4	60.6	46.3
Total compensation and other expenses	1,323.4	1,205.1	999.3
Gain on acquisitions and other gains, net	25.4	6.4	3.4
Income before tax	323.0	277.2	154.1
Income tax expense	84.5	70.1	37.8
Net income	$238.5	$207.1	$116.3

Earnings per share:
Basic	$11.55	$10.27	$5.90
Diluted	$11.18	$10.01	$5.74
Weighted-average number of common shares outstanding:
Basic	19,957,333	19,570,403	19,130,643
Diluted	20,619,340	20,067,540	19,678,168

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2023	2022	2021
Net income	$238.5	$207.1	$116.3
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	3.2	(11.7)	13.3
Cash flow hedges	35.1	(53.5)	—
Pension liabilities adjustment	0.5	(0.3)	1.5
Reclassification of adjustment for losses included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	0.2
Reclassification adjustment for losses included in net income	—	—	0.2
Other comprehensive income/(loss)	38.8	(65.5)	15.0
Comprehensive income	$277.3	$141.6	$131.3
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$238.5	$207.1	$116.3
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	51.0	44.4	36.5
Amortization of operating right of use assets	14.0	15.9	12.2
Provision for bad debts, net of recoveries	16.5	15.8	10.4
Deferred income taxes	(2.4)	(0.3)	3.2
Amortization and extinguishment of debt issuance costs	5.8	4.5	3.9
Actuarial adjustment on pension and postretirement benefits	0.3	(0.1)	(0.3)
Amortization of share-based compensation expense	28.0	17.8	13.9
Gain on acquisition	(23.5)	—	(3.3)
Gain on stock sales of clearing organization memberships	—	—	(0.7)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	599.5	(591.5)	(1.0)
Securities purchased under agreements to resell	(1,307.5)	567.9	(543.7)
Securities borrowed	80.7	953.3	(723.1)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(595.6)	(2,174.3)	(132.0)
Receivable from clients, net	(80.5)	(119.7)	(68.3)
Notes receivable, net	(0.1)	1.0	(4.4)
Income taxes receivable	(13.4)	10.4	(9.6)
Financial instruments owned, at fair value	(857.9)	187.3	(1,626.9)
Physical commodities inventory, net	(1.3)	(67.2)	(166.4)
Other assets	(60.4)	(9.8)	(16.7)
Accounts payable and other accrued liabilities	82.5	101.4	35.7
Operating lease liabilities	(8.0)	(16.0)	(8.6)
Payable to clients	81.4	2,055.1	2,146.7
Payable to broker-dealers, clearing organizations and counterparties	(217.8)	46.3	76.0
Income taxes payable	29.3	2.8	(9.4)
Securities sold under agreements to repurchase	1,331.0	(1,145.3)	1,185.4
Securities loaned	(72.2)	(964.1)	711.7
Financial instruments sold, not yet purchased, at fair value	658.4	627.8	1,085.2
Net cash (used in)/provided by operating activities	(23.7)	(229.5)	2,122.7
Cash flows from investing activities:
Proceeds from stock sales of clearing organization memberships	—	0.2	1.6
Cash paid for acquisitions, net of cash acquired	(6.1)	(0.2)	(2.4)
Sale of property and equipment	—	—	3.1
Purchase of property and equipment and internally developed software	(46.9)	(49.5)	(62.1)
Net cash used in investing activities	(53.0)	(49.5)	(59.8)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	(119.3)	211.5	(33.5)
Proceeds from lenders under loans with maturities greater than 90 days	187.0	547.0	191.4
Repayments of lenders under loans with maturities greater than 90 days	(222.0)	(522.0)	(186.4)
Repayments of senior secured term loan	—	(170.3)	(9.8)
Repayment of senior secured notes	—	(0.5)	(1.6)
Issuance of note payable	—	—	9.0
Deferred payments on acquisitions	(18.7)	(3.0)	(2.2)
Payment of contingent consideration	—	(3.6)	—
Share repurchase	—	—	(11.7)
Exercise of stock options	3.7	6.7	9.2
Net cash (used in)/provided by financing activities	(169.3)	65.8	(35.6)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	2.6	(11.2)	13.8
Net (decrease)/increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(243.4)	(224.4)	2,041.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,285.1	6,509.5	4,468.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,041.7	$6,285.1	$6,509.5

(continued)
	Year Ended September 30,
(in millions)	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$786.5	$149.2	$87.0
Income taxes paid, net of cash refunds	$71.0	$56.3	$52.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$10.6	$0.2	$6.5
Additional consideration payable related to acquisitions	$11.1	$—	$3.9
Acquisition of businesses:
Assets acquired	$141.6	$—	$6.5
Liabilities acquired	(84.1)	—	(4.1)
Total net assets acquired	$57.5	$—	$2.4
The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Consolidated Balance Sheets.

	September 30,
(in millions)	2023	2022	2021
Cash and cash equivalents	$1,108.3	$1,108.5	$1,109.6
Cash segregated under federal and other regulations(1)	2,420.5	2,461.6	2,260.3
Securities segregated under federal and other regulations(1)	—	200.0	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,256.5	2,138.2	2,739.6
Securities segregated and pledged to exchange-clearing organizations(2)	1,256.4	376.8	400.0
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the consolidated statements of cash flows	$6,041.7	$6,285.1	$6,509.5

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets, combined totaling $5.8 million, $605.6 million, and $14.1 million as of September 30, 2023, 2022, and 2021, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets, combined totaling $4,930.9 million, $4,327.6 million, and $2,153.3 million as of September 30, 2023, 2022, and 2021, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2020	$0.2	$(57.6)	$292.6	$572.4	$(40.1)	$767.5
ASU 2016-13 cumulative transition adjustment	—	—	—	(6.2)	—	(6.2)
Adjusted balances as of September 30, 2020	0.2	(57.6)	292.6	566.2	(40.1)	761.3
Net income	—	—	—	116.3	—	116.3
Other comprehensive income	—	—	—	—	15.0	15.0
Exercise of stock options	—	—	9.2	—	—	9.2
Share-based compensation	—	—	13.9	—	—	13.9
Repurchase of stock	—	(11.7)	—	—	—	(11.7)
Balances as of September 30, 2021	0.2	(69.3)	315.7	682.5	(25.1)	904.0
Net income	—	—	—	207.1	—	207.1
Other comprehensive loss	—	—	—	—	(65.5)	(65.5)
Exercise of stock options	—	—	6.7	—	—	6.7
Share-based compensation	—	—	17.8	—	—	17.8
Balances as of September 30, 2022	0.2	(69.3)	340.2	889.6	(90.6)	1,070.1
Net income	—	—	—	238.5	—	238.5
Other comprehensive income	—	—	—	—	38.8	38.8
Exercise of stock options	—	—	3.7	—	—	3.7
Share-based compensation	—	—	28.0	—	—	28.0
Balances as of September 30, 2023	$0.2	$(69.3)	$371.9	$1,128.1	$(51.8)	$1,379.1
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
Use of Estimates
Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, acquisition valuation, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
The Company operates asset management and debt trading businesses in Argentina through various wholly-owned subsidiaries. Operating revenues from the Company’s Argentinean subsidiaries were approximately 1% of the consolidated operating revenues for the fiscal year ended September 30, 2023. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. Based upon inflationary data published by the International Practices Task Force of the Center for Audit Quality, the economy of Argentina became highly inflationary during the three months ended June 30, 2018, and continues to be considered highly inflationary.
Beginning July 1, 2018, the Company designated Argentina’s economy as highly inflationary for accounting purposes. As a result, the Company has accounted for its Argentinean entities using the U.S. dollar as their functional currency, beginning in the quarter ending September 30, 2018. The Company has implemented strategies to reduce exposure to the Argentine peso. As a result of Argentina’s highly inflationary status, the Company recorded translation gains through earnings of $6.6 million and $2.1 million for the years ended September 30, 2023 and 2022, respectively. The Company recorded de minimis translation adjustments through earnings for the year ended September 30, 2021.
At September 30, 2023, the Company had net monetary liabilities denominated in Argentine pesos of $0.2 million, compared to net monetary assets of $0.4 million at September 30, 2022. The Company held cash and cash equivalents denominated in Argentine pesos of $0.8 million and less than $0.1 million as of September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, the Company had net nonmonetary assets denominated in Argentine pesos of $0.7 million and $1.1 million, respectively.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Services Authority (“FSA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts, which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with Company funds. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2023 and 2022, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $2,420.5 million and $2,461.6 million, respectively, U.S. Treasury obligations of approximately $0.0 million and $786.0 million, respectively, and commodities warehouse receipts of approximately $5.8 million and $19.7 million, respectively (see fair value measurements discussion in Note 3).
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
Repurchase and Reverse repurchase agreement netting
The Company undertakes certain clearing arrangements and related agreements that meet the criteria for netting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Balance Sheet – Offsetting. Netting occurs within Securities purchased under agreements to resell and Securities sold under agreements to repurchase. More details can be found in Note 12.
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by regulations of the CFTC, FSA, and Monetary Authority of Singapore (“MAS”), client funds received to margin, guaranty, and/or secure commodity futures and futures on options as well as retail foreign exchange transactions are segregated and accounted for separately from the general assets of the Company. Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposits with various counterparties for over-the-counter (“OTC”) derivative contracts. These deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2023 and 2022, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $2,512.9 million and $2,515.0 million, respectively.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its Consolidated Balance Sheets, as the rights to those securities have been transferred to the Company under the terms of the relevant futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain ETFs. Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in Interest income in the Consolidated Income Statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the Consolidated Income Statements. The total fair value of such client owned and non-client owned securities included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net was $4,041.6 million and $4,272.9 million as of September 30, 2023 and 2022, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Management believes that the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2023 and 2022.
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
Receivable from and Payables to Clients
Receivable from clients, net includes the total of net deficits in individual exchange-traded futures and OTC derivative trading accounts carried by the Company. Client deficits arise from realized and unrealized trading losses on client OTC, futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Client deficit accounts are reported gross of client accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures exchange-traded and OTC derivative trading accounts include both secured and unsecured deficit balances due from clients as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury obligations and commodity warehouse receipts. These U.S Treasury obligations and commodity warehouse receipts are netted against the secured deficit amounts when conditions necessary for the right to offset exist.
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
The future collectability of receivable from clients can be impacted by the Company’s collection efforts, client financial stability, and the general economic climate. In determining collectability, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms and aging of the financial asset, as well as specific-identification in certain circumstances. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its clients. The Company may unilaterally close client trading positions in certain circumstances. In addition, to evaluate client margining and collateral requirements, client positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size. Furthermore, in certain instances, the Company is indemnified and able to charge back introducing broker-dealers for bad debts incurred by their clients.
The Company generally writes off an outstanding receivable balance when all economic means of recovery have been exhausted. That determination considers information such as the occurrence of significant changes in the client’s financial position such that the client can no longer pay the obligation, or that the proceeds from collateral will not be sufficient to pay the balance.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Expenditures that increase the value or productive capacity of assets are capitalized. When an asset is retired, sold, or otherwise disposed of, the carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings. The Company had no assets held for sale at September 30, 2023 and 2022.
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software, which requires that such technology be capitalized in the application development stage. Costs related to planning, training, administration, and non-value added maintenance are charged to expense as incurred. Capitalized software development costs are amortized over the useful life of the software, which the Company generally estimates at three years.
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. The Company has identified no impairment indicators as of September 30, 2023 and 2022. This standard applies to assets held for use and not to assets held for sale.
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
Goodwill and Identifiable Intangible Assets
Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. Goodwill is not subject to amortization, but rather is evaluated for impairment at least annually. The Company evaluates its goodwill for impairment during the fourth quarter of its fiscal year or more frequently if indicators of potential impairment exist, in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit (generally defined as the businesses for which financial information is available and reviewed regularly by management) with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. However, if the estimated fair value is below carrying value, further analysis is required to determine the amount of the impairment.
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
Derivative instruments and hedging activities
The Company executes interest rate swaps and foreign currency hedges to lessen the impacts of changes to interest rates and currency exchange rates, respectively, as well as benefit from favorable conditions. The Company recognizes all derivative instruments as either assets or liabilities at fair value. For all of the Company’s derivative positions that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on derivatives representing any ineffective component of the hedge are recognized in current earnings. All of the Company’s cash flow hedges have been deemed effective as of September 30, 2023 for both accounting and tax purposes. The Company has elected hedge accounting for both U.S. GAAP and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses. Company policy further includes a quarterly probability analysis covering hedge effectiveness.

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
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. As of and during the year ended September 30, 2023, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
Commodity Financing
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
Contingent Consideration
For acquisitions which include contingent consideration as a component of the purchase price, the Company estimates and records the fair value of the contingent consideration at the acquisition date. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Income Statements. Estimating contingent consideration fair value incorporates assumptions regarding future operating results, discount rates, and probabilities assigned to various potential operating results scenarios.
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
Only when goods or services are transferred to clients are revenues recognized and the amount reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e. reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
The revenue recognition model does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
Refer to Note 15 for further discussion of the Company’s significant accounting policies related to revenue recognition.
Cost of Sales of Physical Commodities
Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of physical commodities. Cost of sales of physical commodities also includes changes in the fair value of agricultural commodity inventories held for sale and adjustments for related forward purchase and sale commitments and exchange-traded futures and options contracts. Cost of sales of physical commodities further includes lower of cost or net realizable value for energy commodities and certain precious metals.
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
Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee individuals or organizations that maintain relationships with clients and introduce them to the Company. Introducing brokers accept exchange-based futures and options orders from those clients, while the Company directly provides all account, transaction and margining services, including accepting money, securities and property from the clients. Introducing brokers bring clients to the Company’s OTC business as well. Introducing broker commissions are determined monthly and settled regularly.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s Board of Directors. As of September 30, 2023 and 2022, no preferred shares were outstanding and the Company’s Board of Directors had not established any class or series of shares.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2023	2022	2021
Numerator:
Net income	$238.5	$207.1	$116.3
Less: Allocation to participating securities	(8.1)	(6.1)	(3.5)
Net income allocated to common stockholders	$230.4	$201.0	$112.8
Denominator:
Weighted average number of:
Common shares outstanding	19,957,333	19,570,403	19,130,643
Dilutive potential common shares outstanding:
Share-based awards	662,007	497,137	547,525
Diluted shares outstanding	20,619,340	20,067,540	19,678,168

Earnings per share - basic	$11.55	$10.27	$5.90
Earnings per share - diluted	$11.18	$10.01	$5.74
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 247,771, 451,907 and 298,786 shares of common stock for the years ended September 30, 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Common Stock Split
On November 7, 2023, the Company announced a 3-for-2 split of its common stock, which will be effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend will be distributed after close of trading on November 24, 2023, to stockholders of record at the close of business on November 17, 2023. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on November 20, 2023.
The following table presents unaudited proforma earnings per share on a post-split basis for the periods indicated.

	Year Ended September 30,
(in millions, except share amounts)	2023	2022	2021
	(Unaudited)
Numerator:
Net income allocated to common stockholders, as reported	$230.4	$201.0	$112.8
Proforma Denominator (with effect of stock split):
Weighted average number of:
Common shares outstanding	29,936,000	29,355,605	28,695,965
Dilutive potential common shares outstanding:
Share-based awards	993,011	745,706	821,288
Proforma diluted shares outstanding	30,929,011	30,101,311	29,517,253

Proforma earnings per share - basic	$7.71	$6.85	$3.93
Proforma earnings per share - diluted	$7.45	$6.67	$3.82
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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2023 and 2022 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of September 30, 2023 and 2022.

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$8.7	$—	$—	$—	$8.7
Money market mutual funds	57.8	—	—	—	57.8
Cash and cash equivalents	66.5	—	—	—	66.5
Commodities warehouse receipts	5.8	—	—	—	5.8
Securities and other assets segregated under federal and other regulations	5.8	—	—	—	5.8
U.S. Treasury obligations	4,023.8	—	—	—	4,023.8
To be announced ("TBA") and forward settling securities	—	73.5	—	(31.7)	41.8
Foreign government obligations	17.8	—	—	—	17.8
Derivatives	5,497.5	1,135.9	—	(6,468.5)	164.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	9,539.1	1,209.4	—	(6,500.2)	4,248.3
Receivable from clients, net - Derivatives	61.7	561.3		(630.9)	(7.9)
Equity securities	324.0	10.3	—	—	334.3
Corporate and municipal bonds	—	284.2	—	—	284.2
U.S. Treasury obligations	531.7	—	—	—	531.7
U.S. government agency obligations	—	451.7	—	—	451.7
Foreign government obligations	43.3	—	—	—	43.3
Agency mortgage-backed obligations	—	2,865.8	—	—	2,865.8
Asset-backed obligations	—	138.8	—	—	138.8
Derivatives	0.6	868.1	—	(600.2)	268.5
Commodities leases	—	16.0	—	—	16.0
Commodities warehouse receipts	54.7	—	—	—	54.7
Exchange firm common stock	12.0	—	—	—	12.0
Cash flow hedges	—	1.7	—	—	1.7
Mutual funds and other	39.3	—	2.8	—	42.1
Financial instruments owned	1,005.6	4,636.6	2.8	(600.2)	5,044.8
Physical commodities inventory	240.3	146.2	—	—	386.5
Total assets at fair value	$10,919.0	$6,553.5	$2.8	$(7,731.3)	$9,744.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	5,430.7	226.2	—	(5,577.1)	79.8
TBA and forward settling securities	—	47.5	—	(31.4)	16.1
Derivatives	112.2	1,402.0	—	(1,520.1)	(5.9)
Payable to broker-dealers, clearing organizations and counterparties	112.2	1,449.5	—	(1,551.5)	10.2
Equity securities	230.6	5.5	—	—	236.1
Foreign government obligations	21.5	—	—	—	21.5
Corporate and municipal bonds	—	81.6	—	—	81.6
U.S. Treasury obligations	2,409.3	—	—	—	2,409.3
U.S. government agency obligations	—	5.1	—	—	5.1
Agency mortgage-backed obligations	—	31.7	—	—	31.7
Derivatives	2.4	769.2	—	(510.4)	261.2
Cash flow hedges	—	27.1	—	—	27.1
Other	—	10.9	1.1	—	12.0
Financial instruments sold, not yet purchased	2,663.8	931.1	1.1	(510.4)	3,085.6
Total liabilities at fair value	$8,206.7	$2,606.8	$2.6	$(7,639.0)	$3,177.1
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$4.0	$—	$—	$—	$4.0
Money market mutual funds	39.5	—	—	—	39.5
Cash and cash equivalents	43.5	—	—	—	43.5
Commodities warehouse receipts	19.7	—	—	—	19.7
U.S. Treasury obligations	786.0	—	—	—	786.0
Securities and other assets segregated under federal and other regulations	805.7	—	—	—	805.7
U.S. Treasury obligations	4,258.5	—	—	—	4,258.5
TBA and forward settling securities	—	207.6	—	(91.4)	116.2
Foreign government obligations	14.4	—	—	—	14.4
Derivatives	7,714.4	461.4	—	(9,747.7)	(1,571.9)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	11,987.3	669.0	—	(9,839.1)	2,817.2
Receivable from clients, net - Derivatives	67.2	511.6		(579.3)	(0.5)
Equity securities	367.9	11.8	—	—	379.7
Corporate and municipal bonds	—	156.8	—	—	156.8
U.S. Treasury obligations	347.6	—	—	—	347.6
U.S. government agency obligations	—	343.0	—	—	343.0
Foreign government obligations	4.8	—	—	—	4.8
Agency mortgage-backed obligations	—	2,588.7	—	—	2,588.7
Asset-backed obligations	—	70.7	—	—	70.7
Derivatives	0.7	694.3	—	(502.4)	192.6
Commodities leases	—	26.4	—	—	26.4
Commodities warehouse receipts	24.9	—	—	—	24.9
Exchange firm common stock	10.6	—	—	—	10.6
Mutual funds and other	17.4	4.1	—	—	21.5
Financial instruments owned	773.9	3,895.8	—	(502.4)	4,167.3
Physical commodities inventory	136.3	223.5	—	—	359.8
Total assets at fair value	$13,813.9	$5,299.9	$—	$(10,920.8)	$8,193.0
Liabilities:
Payables to clients - Derivatives	7,722.5	175.4	—	(9,290.3)	(1,392.4)
TBA and forward settling securities	—	154.9	—	(96.9)	58.0
Derivatives	58.7	590.6	—	(651.5)	(2.2)
Payable to broker-dealers, clearing organizations and counterparties	58.7	745.5	—	(748.4)	55.8
Equity securities	299.9	5.7	—	—	305.6
Foreign government obligations	0.5	—	—	—	0.5
Corporate and municipal bonds	—	63.2	—	—	63.2
U.S. Treasury obligations	1,686.5	—	—	—	1,686.5
U.S. government agency obligations	—	24.3	—	—	24.3
Agency mortgage-backed obligations	—	5.4	—	—	5.4
Derivatives	—	779.7	—	(466.3)	313.4
Cash flow hedges	—	70.6	—	—	70.6
Commodities leases	—	—	—	—	—
Financial instruments sold, not yet purchased	1,986.9	949.0	—	(466.3)	2,469.6
Total liabilities at fair value	$9,768.1	$1,869.9	$—	$(10,505.0)	$1,133.0
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
Information on Level 3 Financial Liabilities
The acquisition of CDI-Societe Cotonniere De Distribution S.A, as further discussed in Note 20, included a put and call option feature that will be settled in a future period. The future value of these options, which are both an asset and liability, is dependent upon certain financial metrics. The preceding table contains the current values in Level 3, within Financial instruments owned and Financial instruments sold, not yet purchased, respectively.
The acquisition of Incomm S.A.S., as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make additional future cash payments based on a percentage of the acquired business line’s pre-tax profits. The balance of the earn-out is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
The acquisition of Chasing Returns Limited, as further discussed in Note 20, included a contingent consideration arrangement as a component of the purchase price. Pursuant to the contingent consideration agreement, the Company was required to make additional cash payments based on certain implementation milestones. As of September 30, 2022, the Company had fully satisfied the liability for the contingent consideration, with payments of $3.6 million made during the year ended September 30, 2022.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balances at September 30, 2023 and 2022 were not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
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
Receivables and other assets: Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, receivable from clients, net, notes receivables, net and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 11 with a carrying value of $342.1 million as of September 30, 2023. The carrying value of the Senior Secured Notes represent their principal amounts net of unamortized deferred financing costs and original issue discount. As of September 30, 2023, the Senior Secured Notes had a fair value of $351.8 million and are classified as Level 2 under the fair value hierarchy.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2023 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2023. The total Financial instruments sold, not yet purchased, at fair value of $3,085.6 million as of September 30, 2023 includes $261.2 million for derivative contracts not designated as hedges, which represent a liability to the Company based on their fair values as of September 30, 2023.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the Consolidating Balance Sheets in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties; Receivable from clients, net; Financial instruments owned, net; Financial instruments sold, not yet purchased, at fair value; Payables to clients; and Payables to broker-dealers, clearing organizations and counterparties.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2023 and 2022. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2023		September 30, 2022
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,907.0	$1,890.3	$4,520.4	$4,519.3
OTC commodity derivatives	1,523.3	1,456.0	756.9	695.6
Exchange-traded foreign exchange derivatives	4.3	4.3	25.6	25.7
OTC foreign exchange derivatives	497.1	455.3	577.1	549.3
Exchange-traded interest rate derivatives	1,507.6	1,509.8	2,626.8	2,626.7
OTC interest rate derivatives	417.6	417.6	168.9	205.1
Exchange-traded equity index derivatives	2,140.9	2,140.9	609.5	609.5
OTC equity and indices derivatives	127.3	68.5	164.4	95.7
TBA and forward settling securities	73.5	47.5	207.6	154.9
Total derivative contracts not accounted for as hedges	8,198.6	7,990.2	9,657.2	9,481.8
Derivative contracts designated as hedging instruments:
Interest rate swaps	—	24.6	—	48.8
Foreign currency forwards	1.7	2.5	—	21.8
Total derivative contracts designated as hedging instruments	1.7	27.1	—	70.6
Gross fair value of derivative contracts	$8,200.3	$8,017.3	$9,657.2	$9,552.4
Impact of netting and collateral	(7,731.3)	(7,639.0)	(10,920.8)	(10,505.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$206.7		$(1,455.7)
Total fair value included in Receivable from clients, net	$(7.9)		$(0.5)
Total fair value included in Financial instruments owned, at fair value	$270.2		$192.6
Total fair value included in Payables to clients		$79.8		$(1,392.4)
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$10.2		$55.8
Fair value included in Financial instruments sold, not yet purchased, at fair value		$288.3		$384.0
(1)As of September 30, 2023 and 2022, the Company’s derivative contract volume for open positions was approximately 13.4 million and 13.3 million contracts, respectively.
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
Hedging Activities
The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. These hedges will all mature within approximately 1 year from the end of the current period.

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

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the fiscal years ended September 30, 2023 and 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. The fair values of derivative instruments designated for hedging held as of September 30, 2023 and 2022 are as follow:

		September 30, 2023	September 30, 2022
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$1.7	$—
Total derivatives designated as hedging instruments		$1.7	$—

Derivative assets, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Foreign currency forward contracts		$1.4	$—
Total expected to be released from Other comprehensive income into earnings		$1.4	$—

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$24.6	$48.8
Foreign currency forward contracts	Financial instruments sold, not yet purchased	2.5	21.8
Total derivatives designated as hedging instruments		$27.1	$70.6

Derivative liabilities, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Interest rate contracts		$20.3	$9.7
Foreign currency forward contracts		1.0	8.9
Total expected to be released from Other comprehensive income into earnings		$21.3	$18.6

The notional values of derivative instruments designated for hedging held as of September 30, 2023 and 2022 are as follows:

	September 30, 2023		September 30, 2022
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$2,000.0		$1,500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	—
USD		$34.0		$—
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£168.0		£168.0
USD		$206.9		$207.3

The Consolidated Income Statement effects of derivative instruments designated for hedging held for the fiscal years ended September 30, 2023 and 2022 are as follows:

(in millions)	Income Statement Location	Year Ended September 30, 2023	Year Ended September 30, 2022
Total amounts in income related to hedges
Interest rate contracts	Interest income	$(47.0)	$2.4
Foreign currency forward contracts	Compensation and benefits	2.3	—
Total derivatives designated as hedging instruments		$(44.7)	$2.4

Loss on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for fiscal years ended September 30, 2023 and 2022 are as follows:

	Year Ended September 30, 2023
(in millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.4	Interest Income	$(47.0)
Foreign currency forward contracts	16.7	Compensation and benefits	2.3
Total	$35.1		$(44.7)

	Year Ended September 30, 2022
(in millions)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives, net of tax	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$37.0	Interest Income	$2.4
Foreign currency forward contracts	16.5	N/A	—
Total	$53.5		$2.4

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the periods indicated, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Consolidated Income Statements.

	Year Ended September 30,
(in millions)	2023	2022	2021
Commodities	$446.5	$303.7	$207.8
Foreign exchange	269.2	174.4	116.3
Interest rate, equities, and indices	109.0	100.4	80.8
TBA and forward settling securities	73.0	226.8	(6.3)
Net gains from derivative contracts	$897.7	$805.3	$398.6
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of these transactions occur on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes client credit limits, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2023 and 2022 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million and $1.4 million as of September 30, 2023 and 2022. The allowance for doubtful accounts related to receivable from clients was $59.8 million and $46.4 million as of September 30, 2023 and 2022, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2023 and 2022.
Activity in the allowance for doubtful accounts for the years ended September 30, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
Balance, beginning of year	$47.8	$39.8	$27.1
ASU 2016-13 cumulative transition adjustment	—	—	8.2
Adjusted balance, beginning of year	47.8	39.8	35.3
Provision for bad debts(1)	12.5	12.4	10.4
Allowance charge-offs	(0.5)	(5.6)	(5.9)
Other(2)	0.1	1.2	—
Balance, end of year	$59.9	$47.8	$39.8
(1) An additional $4.0 million is included in bad debt expense for the year ended September 30, 2023 on the consolidated income statement, which is not included in the allowance at the year then ended.

(2) Allowance increase is related to a recoverable amount due from an affiliated party and recorded in Other assets on the Consolidated Balance Sheets.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

	September 30,
(in millions)	2023	2022
Physical Ag & Energy(1)	$146.2	$223.6
Precious metals - held by broker-dealer subsidiary	240.3	136.3
Precious metals - held by non-broker-dealer subsidiaries	150.8	153.6
Physical commodities inventory	$537.3	$513.5
(1) Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Consolidated Income Statements.
Note 7 – Property and Equipment, net
Property and equipment is stated at cost, and reported net of accumulated depreciation and amortization on the Consolidated Balance Sheets. Depreciation on property and equipment is generally calculated using the straight-line method over the relevant asset’s estimated useful life. The estimated useful lives of property and equipment range from 3 to 10 years. During the years ended September 30, 2023, 2022, and 2021, depreciation expense was $36.3 million, $30.0 million, and $21.3 million respectively.
The Company capitalized $29.9 million and $24.8 million of software development costs during the years ended September 30, 2023 and September 30, 2022.
A summary of property and equipment, at cost less accumulated depreciation and amortization as of September 30, 2023 and 2022 is as follows:

	September 30,
(in millions)	2023	2022
Property and equipment:
Furniture and fixtures	$17.5	$16.0
Software	38.1	34.4
Equipment	49.9	45.3
Leasehold improvements	47.7	43.3
Capitalized software development	77.0	47.1
Total property and equipment	230.2	186.1
Less: accumulated depreciation and amortization	(106.7)	(73.2)
Property and equipment, net	$123.5	$112.9
Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2023 and 2022 is as follows:

	September 30,
(in millions)	2023	2022
Commercial	$33.7	$32.6
Institutional	9.8	9.8
Retail	5.8	5.8
Global Payments	10.0	10.0
Total Goodwill	$59.3	$58.2
The Company recorded $(0.3) million and $(0.1) million in foreign exchange revaluation adjustments on goodwill for the years ended September 30, 2023 and 2022, respectively.

Note 9 – Intangible Assets
The Company recorded $8.5 million of customer list assets and $0.4 million of trade name assets related to the acquisition of CDI during the fiscal year ended September 30, 2023.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names	$4.1	$(2.4)	$1.7	$3.7	$(1.6)	$2.1
Software programs/platforms	28.5	(26.9)	1.6	28.3	(19.4)	8.9
Client base	38.3	(24.1)	14.2	29.5	(18.0)	11.5
Total intangible assets subject to amortization	70.9	(53.4)	17.5	61.5	(39.0)	22.5

Intangible assets not subject to amortization
Website domains	1.9	—	1.9	1.8	—	1.8
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.6	—	5.6	5.5	—	5.5
Total intangible assets	$76.5	$(53.4)	$23.1	$67.0	$(39.0)	$28.0
Amortization expense related to intangible assets was $14.7 million, $14.4 million, and $15.1 million for the years ended September 30, 2023, 2022, and 2021, respectively.
As of September 30, 2023, estimated future amortization expense was as follows:

(in millions)
Fiscal 2024	$6.7
Fiscal 2025	3.6
Fiscal 2026	2.8
Fiscal 2027	2.2
Fiscal 2028 and thereafter	2.2
$17.5
Note 10 - Leases
The Company leases office space under non-cancelable operating leases with third parties as of September 30, 2023. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. In determining the term of certain office space leases, the Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. Further, the Company has not included periods after termination date, if the Company holds a termination option and believes it is reasonably certain to exercise.
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

The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2023. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within Occupancy and equipment rental on the Consolidated Income Statements.
As of September 30, 2023 and 2022, the Company recorded operating lease right-of-use assets of $122.1 million and $121.8 million, respectively, and operating lease liabilities of $149.3 million and $143.0 million, respectively.
The following table presents operating lease costs and other related information as of and for the fiscal years ended September 30, 2023 and 2022 (in millions, except as stated):

	Year Ended September 30,
	2023	2022
Operating lease costs (1)	$28.0	$25.7

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$18.4	$16.4
Right-of-use assets obtained in exchange for operating lease liabilities	$14.3	$12.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	9.8	10.9
Weighted average discount rate	4.5%	4.3%
(1) Includes short-term leases and variable lease costs, which are immaterial.
The maturities of the lease liabilities are as follows as of September 30, 2023 (in millions):

2024	$19.9
2025	19.7
2026	20.2
2027	19.8
2028	17.8
After 2028	85.9
Total lease payments	183.3
Less: interest	34.0
Present value of lease liabilities	$149.3
Note 11 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,200.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures, as agreed for each. The Company and its subsidiaries were in compliance with all relevant covenants as of September 30, 2023.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities business activities. The agreements are subject to certain borrowing terms and conditions.
Notes Payable to Bank
The Company has notes payable to bank related to financing certain equipment which secures the notes.

Senior Secured Notes
The Company issued Senior Secured Notes (the “Senior Secured Notes”) in June 2020. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain and certain of its domestic subsidiaries.
The Company incurred debt issuance costs of $9.5 million in connection with the issuance of the Senior Secured Notes, which are being amortized over the term of the Senior Secured Notes under the effective interest method. Since June 15, 2022, the Company has had the right to redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth in the indenture. The notes will mature on June 15, 2025.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

						Amounts Outstanding
Borrower	Security	Renewal or Expiration Date	Interest Rate	Total Commitment		September 30, 2023		September 30, 2022
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility	(1)	April 21, 2026	Base rate - 9.50% SOFR - 7.42%	500.0	(5)	150.0		260.0
StoneX Financial Inc. (6)	None	October 29, 2024	8.00%	190.0	(5)	—		—
StoneX Commodity Solutions LLC	Certain assets	July 28, 2024	Base rate - 8.5% SOFR - 7.69%	400.0	(5)	103.0		217.0
StoneX Financial Ltd.	None	October 12, 2024	7.81%	100.0	(5)	25.0		—
StoneX Financial Pte. Ltd.	None	September 6, 2024	7.81%	10.0		—		—
				$1,200.0		$278.0		$477.0

Uncommitted Credit Facilities	Various	Various	Various		(5)	55.5		—
Notes payable to bank	Certain equipment	December 1, 2025	Index rate plus 2.35%		(5)	7.5		8.1
Senior Secured Notes	(2)	June 15, 2025	8.625%		(4)	342.1	(3)	339.1
Total outstanding borrowings						$683.1		$824.2
(1) The StoneX Group Inc. committed credit facility is a revolving facility secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors. The maturity date remains April 21, 2025 for one lender representing $42.5 million of the facility commitment.
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
(3) Amounts outstanding under the Senior Secured Notes are reported net of unamortized deferred financing costs and original issue discount of $5.8 million.
(4) Included in Senior secured borrowings, net on the Consolidated Balance Sheets.

(5) Included in Lenders under loans on the Consolidated Balance Sheets.

(6) The table depicts an extension and an increase to available amounts that were both agreed to after fiscal year end but before the date of this report.
As reflected above, $410.0 million of the Company’s committed credit facilities are scheduled to expire during the upcoming fiscal year. The Company intends to renew or replace all of its facilities as they expire over time, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	September 30, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$8,300.0	$786.8	$107.0	$2.6	$9,196.4
Securities loaned	1,117.3	—	—	—	1,117.3
Gross amount of secured financing	$9,417.3	$786.8	$107.0	$2.6	$10,313.7

	September 30, 2022
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$3,664.7	$2,279.1	$186.3	$3.4	$6,133.5
Securities loaned	1,189.5	—	—	—	1,189.5
Gross amount of secured financing	$4,854.2	$2,279.1	$186.3	$3.4	$7,323.0

Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

	September 30,
Securities sold under agreements to repurchase	2023	2022
U.S. Treasury obligations	$3,696.1	$1,311.0
U.S. government agency obligations	542.2	604.1
Asset-backed obligations	102.9	178.0
Agency mortgage-backed obligations	4,371.6	3,762.5
Foreign government obligations	148.1	97.2
Corporate bonds	335.5	180.7
Total securities sold under agreement to repurchase	$9,196.4	$6,133.5

Securities loaned
Equity securities	$1,117.3	$1,189.5
Total securities loaned	1,117.3	1,189.5
Gross amount of secured financing	$10,313.7	$7,323.0
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,649.3	$(4,669.8)	$2,979.5
Securities borrowed	$1,129.1	$—	$1,129.1
Securities sold under agreements to repurchase	$9,196.4	$(4,669.8)	$4,526.6
Securities loaned	$1,117.3	$—	$1,117.3

	September 30, 2022
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$4,609.9	$(2,937.9)	$1,672.0
Securities borrowed	$1,209.8	$—	$1,209.8
Securities sold under agreements to repurchase	$6,133.5	$(2,937.9)	$3,195.6
Securities loaned	$1,189.5	$—	$1,189.5
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
The following table sets forth the carrying value, which approximates fair value because of its short term nature, of collateral pledged, received and repledged (in millions):

	September 30, 2023	September 30, 2022
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$4,726.6	$3,787.8
Securities received as collateral that may be repledged	$9,180.1	$5,836.1
Securities received as collateral that may be repledged covering securities sold short	$2,461.1	$1,615.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,097.3	$1,146.0
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
As of September 30, 2023 and 2022, the Consolidated Balance Sheets include loss contingency accruals, recorded during and prior to these years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, to be material to the Company’s earnings, financial position or liquidity.
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
StoneX Financial Inc.’s client agreements hold account holders liable for all losses in their accounts and obligate the account holders to reimburse StoneX Financial Inc. for any deficits in their accounts. As of September 30, 2023, the receivable from these client accounts, net of collections and other allowable deductions (the “Net Client Accounts Receivable”), was $17.2 million, with no individual account receivable exceeding $1.4 million. As of September 30, 2023, the allowance against these uncollected balances was $5.1 million. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts.
During the fiscal year ended September 30, 2023, the Company resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the year awarded StoneX Financial Inc. the full amount of the uncollected balances. A portion of the panels also awarded relief to account holders. The amount of relief awarded was not material to the Company, individually or in the aggregate. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. In October 2022, the Company reached an additional privately negotiated settlement of an arbitration proceeding, pursuant to which the account holders agreed to pay all of their outstanding deficit balances and the Company made certain immaterial payments to the account holders. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Contractual Commitments
Post-Acquisition Commitment
Subsequent to the Gain Capital Holdings, Inc (“Gain”) acquisition date of July 30, 2020 (“the Gain acquisition date”), holders of 3.6 million shares of Gain common stock outstanding at the Gain acquisition date who did not vote to approve the merger (“Dissenting Holders”, and the shares held by such Dissenting Holders, the “Dissenting Shares”) purportedly demanded appraisal rights pursuant to Section 262 of the Delaware General Corporation Law in the Court of Chancery of the State of Delaware. As of September 30, 2023, $20.1 million of merger consideration, based upon approximately 3.4 million Dissenting Shares and assuming a right to receive $6.00 per share at the acquisition date, remains payable. Any subsequent settlement with the Dissenting Holders in excess of this amount will be considered the settlement of a post-acquisition contingency to be included in the Company’s post-acquisition Consolidated Income Statements.
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2023 fair values. Purchase commitments and other obligations as of September 30, 2023 for less than one year, one to three years, three to five years, and after five years were $5,901.5 million, $593.0 million, $53.1 million, and $90.3 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $5,689.0 million.

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
Self-Insurance
The Company self-insures its medical and dental claims costs up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependents, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of the actuarial estimate. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2023 and 2022, the Company had $1.9 million and $1.3 million, respectively, accrued for self-insured medical and dental claims included in Accounts payable and other liabilities in the Consolidated Balance Sheets.
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
The following table summarizes the changes in accumulated other comprehensive loss for the years ended September 30, 2023, 2022, and 2021.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2020	$(36.0)	$(4.1)	$—	$(40.1)
Other comprehensive income	13.3	1.5	—	14.8
Amounts reclassified from AOCI, net of tax	—	0.2	—	0.2
Other comprehensive income net of tax	13.3	1.7	—	15.0
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive loss	(11.7)	(0.3)	(53.5)	(65.5)
Other comprehensive loss net of tax	(11.7)	(0.3)	(53.5)	(65.5)
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income	3.2	0.5	35.1	38.8
Other comprehensive income net of tax	3.2	0.5	35.1	38.8
Balances as of September 30, 2023	$(31.2)	$(2.2)	$(18.4)	$(51.8)
Note 15 – Revenue from Contracts with Clients
The Company’s revenues from contracts with clients subject to FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”) represent approximately 5.7%, 5.5%, and 5.0% of the Company’s total revenues for the years ended September 30, 2023, 2022, and 2021, respectively.
Revenues within the scope of Topic 606 are presented within Commission and clearing fees, Consulting, management, and account fees, and Sales of physical commodities, on the Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Consolidated Income Statements.

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated (in millions):

	Year Ended September 30,
	2023	2022	2021
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$214.1	$210.7	$190.6
OTC derivative brokerage	14.5	16.8	15.9
Equities and fixed income	57.8	62.9	60.5
Mutual funds	3.0	4.1	5.5
Insurance and annuity products	9.2	9.3	9.7
Other	3.4	3.1	2.3
Total sales-based commission	302.0	306.9	284.5
Trailing:
Mutual funds	12.4	14.1	14.5
Insurance and annuity products	14.2	16.0	17.0
Total trailing commission	26.6	30.1	31.5

Clearing fees	153.3	153.2	150.9
Trade conversion fees	8.5	11.5	11.2
Other	8.0	6.2	9.1
Total commission and clearing fees	498.4	507.9	487.2
Consulting, management, and account fees:
Underwriting fees	0.7	0.5	0.6
Asset management fees	45.1	43.9	38.3
Advisory and consulting fees	35.0	30.9	24.9
Sweep program fees	48.6	13.1	3.0
Client account fees	15.9	16.0	15.8
Other	13.7	6.9	8.4
Total consulting, management, and account fees	159.0	111.3	91.0
Sales of physical commodities:
Precious metals sales under ASC Topic 606	2,836.0	2,988.3	1,541.3
Total revenues from contracts with clients	$3,493.4	$3,607.5	$2,119.5

Method of revenue recognition:
Point-in-time	$3,338.1	$3,489.5	$2,021.8
Time elapsed	155.3	118.0	97.7
Total revenues from contracts with clients	3,493.4	3,607.5	2,119.5
Other sources of revenues
Physical precious metals under ASC Topic 815	50,979.5	57,404.3	37,250.4
Physical agricultural and energy products	4,315.7	3,660.0	2,169.9
Principal gains, net	1,079.9	1,145.2	892.0
Interest income	987.6	219.0	102.4
Total revenues	$60,856.1	$66,036.0	$42,534.2
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
Precious Metals Sales Under ASC Topic 606
The Company principally generates revenue from sale of bullion coins and small bars of precious metal via its websites. Revenues from the sale of physical precious metals are recognized when control of the inventory is transferred within the meaning of Topic 606. This revenue source primarily executes its contracts on a spot basis at agreed upon rates and amounts, which further aligns with Topic 606.
Physical Precious Metals Under ASC 815
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
Physical Agricultural and Energy Products
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
Principal Gains, Net
Principal gains, net includes revenues on financial transactions or contracts for which the Company acts as principal. This revenue is reported on a net basis and is primarily outside the scope of ASC 606. Principal gains, net includes margins generated from OTC derivative trades, equities, fixed income, precious metals with derivative characteristics, and foreign exchange executed with clients and other counterparties and are recognized on a trade-date basis. Principal gains, net, also includes realized and unrealized gains and losses derived principally from market making activities in OTC derivatives, equities, fixed income, and foreign exchange. Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Year Ended September 30,
(in millions)	2023	2022	2021
Dividend income on long equity positions	$32.0	$142.3	$282.7
Dividend expense on short equity positions	33.3	134.0	281.3
Dividend (loss)/income net of dividend expense reported within Principal Gains, net	$(1.3)	$8.3	$1.4
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
Note 16 – Share-Based Compensation
Under the 2022 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), the Company is authorized to grant up to 2.4 million shares, including both stock options and restricted stock. 1.7 million shares are available for grant as of September 30, 2023. Share-based compensation expense is included in Compensation and benefits in the Consolidated Income Statements and totaled $28.0 million, $17.8 million and $13.9 million for the years ended September 30, 2023, 2022, and 2021, respectively.
Stock Options
The Company sponsors the Omnibus Plan for its directors, officers, employees and consultants. Awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2023	2022	2021
Expected stock price volatility	42%	39%	38%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.60%	1.54%	1.68%
Average expected life (in years)	4.25	5.21	4.50
Expected stock price volatility rates are primarily based on historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the years ended September 30, 2023, 2022, and 2021 was $33.21, $22.82, and $19.83, respectively.
The following is a summary of stock option activity for the year ended September 30, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2022	1,199,345	$50.46	$14.57	4.54	$39.0
Granted	81,750	$93.70	$33.21
Exercised	(83,794)	$47.13	$13.06
Forfeited	(19,849)	$65.10	$23.39
Expired	(2,088)	$49.92	$14.74
Balances as of September 30, 2023	1,175,364	$53.46	$15.82	3.80	$51.1
Exercisable at September 30, 2023	387,810	$49.20	$13.61	3.49	$18.5
The total compensation cost not yet recognized for non-vested awards of $9.2 million as of September 30, 2023 has a weighted-average period of 3.95 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the years ended September 30, 2023, 2022, and 2021 was $4.2 million, $39.0 million and $11.7 million, respectively.
The options outstanding as of September 30, 2023 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$40.00	-	$45.00	700,000	$45.00	3.18
$45.00	-	$95.00	475,364	$65.92	4.71
			1,175,364	$53.46	3.80
Restricted Stock
The Company sponsors restricted stock under the Omnibus Plan for its directors, officers, and employees. Awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2023:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2022	579,666	$60.22	1.22	$48.1
Granted	413,545	$93.59
Vested	(305,561)	$58.38
Forfeited	(638)	$80.69
Balances as of September 30, 2023	687,012	$81.10	1.24	$66.5
The total compensation cost not yet recognized of $40.5 million as of September 30, 2023 has a weighted-average period of 1.24 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 90% debt securities and 10% equity investments and had a total fair value of $29.6 million and $30.9 million as of September 30, 2023 and 2022, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $24.6 million and $26.3 million and the discount rate assumption used in the measurement of this obligation was 5.80% and 5.40% as of September 30, 2023 and 2022, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $5.0 million and $4.6 million as of September 30, 2023 and 2022, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2023 and 2022. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.1 million and $1.2 million as of September 30, 2023 and 2022, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.1 million and $1.2 million as of September 30, 2023 and 2022, respectively.
The Company recognized a net periodic benefit cost of $0.3 million for the year ended September 30, 2023, and a net periodic benefit of $0.1 million and $0.3 million for the years ended September 30, 2022 and 2021, respectively. The expected long-term return on plan assets assumption was 4.15% for 2023. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2023 and 2022. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.1 million in 2024, $2.0 million in 2025, $2.0 million in 2026, $2.1 million in 2027, $2.1 million in 2028, and $9.9 million in 2028 through 2033.
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

For fiscal years ended September 30, 2023, 2022, and 2021, the Company’s contributions to these defined contribution plans were $19.2 million, $16.9 million and $15.2 million, respectively.
Note 18 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Year Ended September 30,
(in millions)	2023	2022	2021
Non-income taxes	$16.8	$13.5	$14.8
Insurance	11.1	10.8	7.1
Employee related expenses	10.1	9.6	7.0
Other direct business expenses	14.8	10.0	6.3
Membership fees	3.4	3.3	2.8
Director and public company expenses	2.3	1.8	1.5
Office expenses	1.9	1.7	1.3
Other expenses	6.0	9.9	5.5
Total other expenses	$66.4	$60.6	$46.3
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
Income tax expense/(benefit) for the years ended September 30, 2023, 2022, and 2021 was allocated as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Income tax expense attributable to income from operations	$84.5	$70.1	$37.8
Taxes allocated to stockholders’ equity, related to pension liabilities	0.2	(0.1)	0.5
Taxes allocated to stockholders’ equity, related to hedge accounting	11.1	(17.0)	—
Total income tax expense	$95.8	$53.0	$38.3

The components of income tax expense/(benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Current taxes:
U.S. federal	$15.8	$8.2	$6.7
U.S. state and local	3.9	3.6	(0.1)
Australia	2.2	2.8	1.8
Brazil	16.0	12.6	8.0
Germany	4.5	8.9	6.0
Singapore	4.9	2.0	1.9
Switzerland	2.6	—	—
United Kingdom	30.9	29.2	6.6
Other international	6.1	3.1	3.7
Total current taxes	86.9	70.4	34.6
Deferred taxes:
U.S. federal	(1.1)	3.4	1.4
U.S. state and local	—	(0.1)	2.7
Australia	0.1	(0.2)	0.3
Brazil	—	(0.8)	(1.3)
Singapore	—	—	0.4
Switzerland	0.4	—	—
United Kingdom	(1.4)	(2.7)	0.1
Other international	(0.4)	0.1	(0.4)
Total deferred taxes	(2.4)	(0.3)	3.2
Income tax expense	$84.5	$70.1	$37.8
U.S. and international components of income from operations, before tax, were as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
U.S.	$135.1	$50.0	$37.3
Australia	7.4	8.7	7.8
Brazil	35.3	25.3	13.7
Germany	13.3	27.8	17.2
Singapore	38.1	19.4	16.0
Switzerland	22.5	—	—
United Kingdom	77.7	104.8	41.4
Other international	(6.4)	41.2	20.7
Income from operations, before tax	$323.0	$277.2	$154.1
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2023	2022	2021
Federal statutory rate effect of:	21.0%	21.0%	21.0%
U.S. State and local income taxes	1.0%	1.0%	1.8%
Foreign earnings and losses taxed at different rates	1.1%	1.1%	1.0%
Change in valuation allowance	(0.4)%	0.9%	1.9%
U.K. bank tax	0.3%	2.6%	0.4%
U.S. permanent items	0.2%	0.2%	(1.2)%
Non-deductible compensation	2.0%	0.7%	1.9%
Foreign permanent items	0.4%	(2.8)%	(2.3)%
U.S. bargain purchase gain	(1.4)%	—%	(0.5)%
GILTI	2.0%	0.6%	0.6%
Effective rate	26.2%	25.3%	24.6%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2023	September 30, 2022
Deferred tax assets:
Share-based compensation	$7.4	$4.8
Deferred compensation	5.4	5.1
Net operating loss carryforwards	17.2	18.7
Intangible assets	3.8	6.4
Bad debt reserve	9.6	7.8
Hedging	5.9	17.0
Foreign tax credit carryforwards	0.6	1.6
Other compensation	7.8	8.0
Pension	3.6	2.1
Right of use assets	20.1	23.8
Other	1.1	2.0
Total gross deferred tax assets	82.5	97.3
Less valuation allowance	(12.4)	(15.8)
Deferred tax assets	70.1	81.5
Deferred income tax liabilities:
Unrealized gain on securities	2.8	2.5
Prepaid expenses	5.0	3.8
Property and equipment	1.6	2.0
Right of use liabilities	17.2	20.8
Mark to market on inventory	4.8	—
Other deferred liabilities	1.4	0.4
Deferred income tax liabilities	32.8	29.5
Deferred income taxes, net	$37.3	$52.0
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2023 and 2022, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $5.4 million and $5.2 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $4.4 million, net of valuation allowance, begin to expire after September 2023.
The Company also has $0.7 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are limited by Internal Revenue Code (“IRC”) Section 382. As of September 30, 2023, the Company has $0.4 million, net of valuation allowance, of foreign net operating loss carryforwards primarily in Columbia and Ireland, which have various carryforward periods.

The valuation allowance for deferred tax assets as of September 30, 2023 was $12.4 million. The net change in the total valuation allowance for the year ended September 30, 2023 was a decrease of $3.4 million. The decrease was related to the decrease in foreign net operating loss carryforwards and decreases related to foreign tax credits. The valuation allowances as of September 30, 2023 and 2022 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $35.5 million and $29.7 million during the years ended September 30, 2023 and 2022, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2023, 2022, and 2021 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets. The Company had no accrued interest and penalties included in the Consolidated Balance Sheets as of September 30, 2023 and 2022.

The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had a de minimis amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the years ended September 30, 2023, 2022, and 2021.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2017 through September 30, 2023 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2020 to September 30, 2023. In Brazil, the Company has open tax years ranging from December 31, 2018 through December 31, 2022. In Argentina, the Company has open tax years ranging from September 30, 2016 to September 30, 2023. In Singapore, the Company has open tax years ranging from September 30, 2018 to September 30, 2023.
Note 20 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2023
Cotton Distributors Inc.
On October 31, 2022, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A (“CDI”), based in Switzerland. CDI operates a global cotton merchant business with clients and producers in Brazil and West Africa as well as buyers throughout Asia. The purchase price is approximately $42.7 million, which is based on CDI’s estimated acquisition date tangible book value as defined by the terms of the purchase agreement and based on Swiss accounting practices, and an earn-out payment due to the seller. The earn-out value was determined by CDI’s performance with respect to certain contracts entered into before the acquisition date and settling after the closing date.
During the year ended September 30, 2023, CDI contributed $36.9 million of Net operating revenue and $18.6 million of Net income.
The measurement period for the CDI acquisition remains open as the Company finalizes certain valuation calculations related to intangible assets, net tangible asset value adjustments, the fair values of forward contracts and other derivatives. The gain on acquisition was principally due to the fair value of commodity forward purchases and sales contracts and fair value of identified intangible assets acquired exceeding the consideration paid for these assets.

(in millions)	Fair Value
Cash and cash equivalents	$8.2
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	7.7
Receivable from clients, net	51.9
Financial instruments owned, at fair value	45.7
Deferred income taxes, net	(3.3)
Property and equipment, net	0.1
Physical commodities inventory, net	22.5
Other assets	6.7
Total fair value of tangible assets acquired	139.5

Accounts payable and other accrued liabilities	40.0
Financial instruments sold, not yet purchased, at fair value	28.3
Payables to lenders under loans	10.1
Payables to broker-dealers, clearing organizations, and counterparties	0.4
Payables to clients	2.6
Income taxes payable	0.8
Total fair value of liabilities assumed	82.2
Fair value of tangible net assets acquired	$57.3

Identifiable intangible assets acquired
Client relationships	$4.7
Supplier relationships	3.7
Trade name	0.4
Non-compete	0.1
Total fair value of intangible assets acquired	8.9
Fair value of identifiable net assets acquired	66.2
Total merger consideration	42.7
Gain on acquisition	$23.5
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
Acquisitions in Fiscal 2021
Chasing Returns Ltd.
In August 2021, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired Chasing Returns Limited, a Company based in Ireland, which specializes in financial behavioral science designed to assist traders in analyzing trends and decision making. Chasing Returns Limited enhances the Company’s offerings to its retail clients. The estimated purchase price was approximately $6.0 million, all of which was excess purchase price over net assets acquired. The Company recognized $2.4 million in acquired intangible assets, classified as software, and $3.6 million in goodwill.

EncoreFx Ltd.
In December 2020, the Company acquired EncoreFx Inc., which is incorporated in the State of Washington, and is registered as a Money Services Business with FinCEN, having state money transmitter licenses and whose primary operations include providing foreign-currency exchange risk management and global payment solutions services to small and medium sized businesses. The terms of the agreement included cash consideration of $0.9 million. The transaction was accounted for as an asset acquisition. The excess of cash consideration over the asset and liabilities assumed of $0.5 million was allocated to an indefinite lived intangible asset recognized related to the licenses acquired. The intangible asset was assigned to the Global Payments reportable segment. Subsequent to the acquisition, the company was renamed as StoneX Payment Services Ltd.
Note 21 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary StoneX Financial Inc. is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. StoneX Financial Inc. is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, StoneX Financial Inc. is required to maintain “adjusted net capital”, equivalent to the greater of $1.5 million or 8% of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. StoneX Financial Inc., along with certain regulated affiliates, including Gain Capital Group, LLC and others, has a restriction on dividends. For StoneX Financial Inc. withdrawn excess capital cannot reduce excess capital, after haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
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
Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as rules for minimum capital requirements which became effective October 6, 2021. Our subsidiary, StoneX Markets LLC, is a CFTC registered swap dealer, and under these capital rules, StoneX Markets LLC is subject to a minimum regulatory capital requirement of $20.0 million.
StoneX Financial Inc. as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2023, StoneX Financial Inc. prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, excess of total credits over debits was $4.3 million as of September 30, 2023. The Company held $13.8 million in customer SRBAs as of September 30, 2023, and met the customer segregation and segregated deposit timing requirements of Rule 15c3-3. The total PAB credits over total PAB debits was $6.9 million as of September 30, 2023 and the PAB reserve requirement was $6.9 million as of September 30, 2023. The Company held $4.2 million in the PAB SRBA as of September 30, 2023, and made additional deposits of $3.7 million on October 3, 2023, to meet the PAB segregation and segregated deposit timing requirements of Rule 15c3-3.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of StoneX Financial Inc. supporting trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated client accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of StoneX Financial Inc. related to trading futures and options on futures traded on, or subject to the rules of a foreign board of trade, must be carried in separate accounts in, which are designated as secured clients’ accounts. As of September 30, 2023, StoneX Financial Inc. had client segregated and client secured funds of $6,166.2 million and $261.0 million, respectively, compared to a minimum regulatory requirement of $6,091.9 million and $249.0 million, respectively.
The Company’s subsidiary StoneX Financial Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets. As of September 30, 2023, StoneX Financial Ltd. had client segregated funds of $1,266.6 million, compared to a minimum regulatory requirement of $1,253.7 million.

StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services and a Payments Service License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS pursuant to the Securities and Futures Act and the Payments Services Act 2019. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets. As of September 30, 2023, StoneX Financial Pte. Ltd. had client segregated funds of $789.0 million compared to a minimum regulatory requirement of $772.4 million.
The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $10.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2023 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$353.0	$220.5
StoneX Financial Ltd.	FCA	$458.5	$358.0
Gain Capital Group, LLC	CFTC and NFA	$50.1	$29.3
StoneX Financial Pte. Ltd.	MAS	$76.5	$24.4
StoneX Markets LLC	CFTC and NFA	$221.3	$122.1
Certain other subsidiaries of the Company, each with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2023, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.

Note 22 – Segment and Geographic Information
The Company's operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its global payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 4,000 employees allowing it to serve clients in more than 180 countries.
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
Global Payments
The Company provides customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 180 countries and 140 currencies, which it believes is more than any other payments solution provider.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Total revenues:
Commercial	$58,249.2	$63,743.2	$39,884.0
Institutional	1,513.6	831.8	668.4
Retail	888.5	1,304.2	1,859.9
Global Payments	212.6	172.0	137.3
Corporate Unallocated	31.7	7.8	1.7
Eliminations	(39.5)	(23.0)	(17.1)
Total	$60,856.1	$66,036.0	$42,534.2
Operating revenues:
Commercial	$862.7	$692.1	$534.8
Institutional	1,513.6	831.8	668.4
Retail	333.0	426.7	348.0
Global Payments	212.6	172.0	137.3
Corporate Unallocated	31.7	7.8	1.7
Eliminations	(39.5)	(23.0)	(17.1)
Total	$2,914.1	$2,107.4	$1,673.1
Net operating revenues (loss):
Commercial	$721.3	$586.5	$433.1
Institutional	532.0	483.5	419.4
Retail	227.3	302.9	222.4
Global Payments	203.3	162.5	129.9
Corporate Unallocated	(62.9)	(59.5)	(54.8)
Total	$1,621.0	$1,475.9	$1,150.0
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$544.9	$415.3	$299.7
Institutional	351.5	295.1	260.9
Retail	212.7	280.3	204.4
Global Payments	164.5	131.2	103.7
Total	$1,273.6	$1,121.9	$868.7
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial (1)	$390.7	$288.3	$192.2
Institutional	217.9	174.6	167.7
Retail	45.8	115.4	67.8
Global Payments	109.1	97.4	78.5
Total	$763.5	$675.7	$506.2
Reconciliation of segment income to income before tax:
Segment income	$763.5	$675.7	$506.2
Net costs not allocated to operating segments	(463.8)	(398.5)	(355.5)
Gain on acquisitions and other gains, net	23.3	—	3.4
Income before tax	$323.0	$277.2	$154.1

(in millions)	As of September 30, 2023	As of September 30, 2022	As of September 30, 2021
Total assets:
Commercial	$4,676.3	$5,931.0	$3,969.9
Institutional	15,059.3	11,687.1	12,403.3
Retail	1,014.2	971.2	1,380.9
Global Payments	376.6	524.0	243.8
Corporate unallocated	812.3	746.3	841.7
Total	$21,938.7	$19,859.6	$18,839.6

Information regarding revenues and operating revenues for the ended September 30, 2023, 2022, and 2021, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2023, 2022, and 2021 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2023	2022	2021
Total revenues:
United States	$6,017.4	$5,102.3	$3,313.1
Europe	3,498.9	3,440.2	1,889.6
South America	271.4	87.2	64.5
Middle East and Asia	51,023.6	57,395.5	37,259.1
Other	44.8	10.8	7.9
Total	$60,856.1	$66,036.0	$42,534.2
Operating revenues:
United States	$2,120.4	$1,448.2	$1,157.4
Europe	494.3	474.6	371.3
South America	127.0	87.2	64.5
Middle East and Asia	127.6	86.6	72.0
Other	44.8	10.8	7.9
Total	$2,914.1	$2,107.4	$1,673.1

(in millions)	As of September 30, 2023	As of September 30, 2022	As of September 30, 2021
Long-lived assets, as defined:
United States	$76.0	$67.9	$54.1
Europe	40.7	41.1	36.0
South America	4.4	2.9	2.1
Middle East and Asia	2.4	1.0	0.9
Other	—	—	0.2
Total	$123.5	$112.9	$93.3

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$2.1	$6.1
Receivable from clients, net	—	0.2
Deposits with and receivables from subsidiary broker-dealer, net	77.0	89.1
Notes receivable, net	5.0	5.0
Income taxes receivable	132.1	55.5
Investment in subsidiaries(1)	1,325.3	1,286.8
Financial instruments owned, at fair value	7.6	5.1
Deferred tax assets	7.2	14.7
Property and equipment, net	66.3	62.1
Operating right of use assets	65.5	69.0
Other assets	35.6	30.8
Total assets	$1,723.7	$1,624.4
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$135.7	$90.7
Operating lease liabilities	91.1	93.3
Payable to subsidiaries, net	288.3	293.3
Payable to lenders under loans	157.5	268.1
Senior secured borrowings, net	342.1	339.1
Financial instruments sold, not yet purchased, at fair value	27.0	73.6
Total liabilities	1,041.7	1,158.1

Equity:
StoneX Group Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 23,403,960 issued and 20,796,637 outstanding at September 30, 2023 and 22,911,227 issued and 20,303,904 outstanding at September 30, 2022	0.2	0.2
Common stock in treasury, at cost - 2,607,323 shares at September 30, 2023 and 2022	(69.3)	(69.3)
Additional paid-in capital	371.9	340.2
Retained earnings(1)	397.9	248.8
Accumulated other comprehensive loss, net	(18.7)	(53.6)
Total StoneX Group Inc. (Parent Company Only) stockholders’ equity	682.0	466.3
Total liabilities and equity	$1,723.7	$1,624.4

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $730.2 million as of September 30, 2023, and $640.8 million, as of September 30, 2022, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2023	2022	2021
Revenues:
Management fees from affiliates	$328.7	$109.9	$52.5
Trading gains (losses), net	1.8	(2.8)	(0.1)
Consulting fees	0.2	0.1	0.3
Interest income	3.3	2.2	1.5
Dividend income from subsidiaries(1)	281.1	124.4	372.7
Total revenues	615.1	233.8	426.9
Interest expense	83.1	60.9	49.6
Net revenues	532.0	172.9	377.3
Non-interest expenses:
Compensation and benefits	137.9	113.7	99.9
Trade systems and market information	10.2	6.5	6.0
Occupancy and equipment rental	9.3	8.4	8.7
Selling and marketing	2.2	4.9	1.0
Professional fees	12.7	11.9	6.9
Travel and business development	3.1	2.3	0.8
Non-trading technology and support	37.4	30.6	24.9
Depreciation and amortization	13.7	11.0	8.7
Communications	3.4	1.8	1.7
Impairment	—	—	0.1
Management services fees to affiliates	188.4	4.3	3.6
Other	12.1	12.4	8.7
Total non-interest expenses	430.4	207.8	171.0
Gain on acquisitions	2.1	—	3.4
Income (loss) before tax	103.7	(34.9)	209.7
Income tax benefit	45.4	45.0	33.8
Net income	$149.1	$10.1	$243.5

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, total revenues would also include subsidiary earnings/(losses) of $89.4 million, $197.0 million, and $(127.2) million for the years ended September 30, 2023, 2022, and 2021, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$149.1	$10.1	$243.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.7	11.0	8.7
Amortization of operating right of use assets	5.8	6.1	6.1
Deferred income taxes	(3.6)	4.7	1.8
Amortization and extinguishment of debt issuance costs	3.9	3.2	3.3
Loss on extinguishment of debt	—	—	0.1
Amortization of share-based compensation expense	26.2	16.5	12.9
Dividends	(12.7)	(9.6)	(125.0)
Gain on acquisition	—	—	(3.3)
Changes in operating assets and liabilities:
Payable to subsidiaries, net	11.0	113.6	118.3
Receivable from clients, net	0.2	0.2	—
Deposits with and receivables from subsidiary broker-dealer, net	12.1	(89.1)	—
Notes receivable, net	—	1.1	(4.4)
Income taxes receivable	(76.6)	8.2	(17.4)
Financial instruments owned, at fair value	(0.8)	(5.1)	—
Other assets	(5.7)	(7.3)	(4.2)
Accounts payable and other accrued liabilities	45.8	12.0	12.7
Operating lease liabilities	(4.5)	(1.7)	(2.6)
Payable to clients	—	—	(0.3)
Financial instruments sold, not yet purchased, at fair value	(3.1)	2.1	(0.2)
Net cash provided by operating activities	160.8	76.0	250.0
Cash flows from investing activities:
Capital contribution to affiliates	(40.0)	(180.8)	(170.2)
Purchase of property and equipment and internally developed software	(17.9)	(17.8)	(22.0)
Net cash used in investing activities	(57.9)	(198.6)	(192.2)
Cash flows from financing activities:
Net change in lenders under loans	(110.6)	259.5	(23.4)
Repayments of senior secured term loan	—	(170.3)	(9.8)
Repayments of senior secured notes	—	—	(1.6)
Issuance of note payable	—	—	9.0
Deferred payments on acquisitions	—	(1.9)	(2.2)
Share repurchase	—	—	(11.7)
Exercise of stock options	3.7	6.7	9.2
Net cash (used in)/provided by financing activities	(106.9)	94.0	(30.5)
Net (decrease)/increase in cash and cash equivalents	(4.0)	(28.6)	27.3
Cash and cash equivalents at beginning of period	6.1	34.7	7.4
Cash and cash equivalents at end of period	$2.1	$6.1	$34.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$15.3	$34.9	$28.5
Income taxes paid, net of cash refunds	$34.9	$2.6	$9.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 excluded CDI-Societe Cotonniere De Distribution S.A. and subsidiaries, acquired with effect from October 31, 2022, and Incomm S.A.S., acquired with effect from February 3, 2023. These acquired businesses had aggregate total assets of $151.2 million and total revenues of $388.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2023.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2023 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 69 in this Annual Report on Form 10-K.
(c)Changes in Internal Control Over Financial Reporting
During the year ended September 30, 2023, the Company completed its migration of a significant component of subsidiaries to a different accounting system. Management implemented data migration, onboarding, and post go-live controls over the new system. The rigor around the migrations allows management to conclude that this does not present an issue with internal control over financial reporting.

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Scott J. Branch - Director	Rule 10b5-1 trading arrangement	7/20/2023	11/29/2024	80,000	Sales of shares
John M. Fowler - Director	Rule 10b5-1 trading arrangement	8/9/2023	11/29/2024	1,600	Sales of shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on February 27, 2024. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2023 (the “2024 Proxy Statement”). The 2024 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our Board of Directors in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2024 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2023, the last day of fiscal 2023, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,175,364	$53.46	1,737,684
Equity compensation plans not approved by stockholders	—	—	—
Total	1,175,364	$53.46	1,737,684
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
Information regarding principal accountant fees and services will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2009).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 6, 2020).

3.3	Certificate of Amendment to StoneX Group Inc.’s Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on August 16, 2023).

3.4	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	Description of Registrant’s Securities *

4.2
Indenture by and among the Company, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated as of June 11, 2020 (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 11, 2020).

4.3	Form of 8.625% Senior Secured Notes due 2025 (included in Exhibit 4.1) (incorporated by reference from the Company's Current Report on Report 8-K filed with the SEC on June 11, 2020).

4.4
First Supplemental Indenture, dated as of July 31, 2020, by and among the Company, the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

4.5
Security and Pledge Agreement, dated as of July 31, 2020, by and among the Company, the Domestic Guaranteeing Subsidiaries and the Collateral Agent (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 31, 2020).

4.6
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

10.7
Form of Indemnification Agreement with Gain Capital Holdings Inc.’s Non-Employee Directors (incorporated by reference from Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on December 14, 2020).

10.8	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 2016). +

10.9	StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.10
StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Option Award Agreement(incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021). +

10.11
StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.12
StoneX Group Inc. 2021 Omnibus Incentive Compensation Plan Long Term Incentive Performance-Based Cash Compensation Award Agreement (incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.13	StoneX Group Inc. 2021 Executive Performance Plan (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.14	StoneX Group Inc. 2022 Omnibus Incentive Compensation Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 21, 2022). +

10.15	StoneX Group Inc. Clawback Policy (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.16
License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on December 14, 2020).

10.17
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

10.18
Lender Joinder Agreement dated as of October 3, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Bank of Hope, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on December 11, 2019).

10.19
Lender Joinder Agreement dated as of November 20, 2019, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between INTL FCStone Inc. as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, by and among Investors Bank, as New Lender, INTL FCStone Inc., as Borrower, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on December 11, 2019).

10.20
Fifth Amendment dated as of June 18, 2021, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021).

10.21
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

10.22
Second Supplemental Indenture, dated as of April 21, 2022, by and among StoneX Payment Services Ltd., StoneX Group Inc. (f/k/a INTL FCStone Inc.), the Guaranteeing Subsidiaries and the Trustee and Collateral Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.23
Intercreditor Joinder Agreement, dated April 21, 2022, by and among StoneX Payment Services Ltd., Bank of America, N.A., as Administrative Agent and Control Agent, The Bank of New York Mellon, as Indenture Trustee and Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.24
Joinder Agreement, dated April 21, 2022, to the Amended and Restated Credit Agreement, dated as of February 22, 2019, by and between StoneX Payment Services Ltd., and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.25
Seventh Amendment dated June 30, 2023, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Seventh Amendment contains the Amended and Restated Credit Agreement, as amended by the Seventh Amendment thereto) (incorporated by reference from the Company’s Report of Form 10-Q filed with the SEC on May 2, 2023).

10.26
Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report of Form 10-Q filed with the SEC on February 7, 2023).

10.27
Commitment Amount Increase Request, dated December 19, 2022, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report of Form 10-Q filed with the SEC on February 7, 2023).

10.28
First Amendment dated October 31, 2023, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto.*

10.29
Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022).

10.30
Amended and Restated Credit Agreement, made as of October 12, 2023, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent.*

14	StoneX Group Inc. Code of Ethics (incorporated by reference from Exhibit 14 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021).

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed as part of this report.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement
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

StoneX Group Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	November 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	November 24, 2023
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	November 24, 2023
Sean M. O’Connor	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	November 24, 2023
Annabelle G. Bexiga

/s/ SCOTT J. BRANCH	Director	November 24, 2023
Scott J. Branch

/s/ DIANE L. COOPER	Director	November 24, 2023
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	November 24, 2023
John M. Fowler

/s/ STEVEN KASS	Director	November 24, 2023
Steven Kass

/s/ ERIC PARTHEMORE	Director	November 24, 2023
Eric Parthemore

/s/ DHAMU THAMODARAN	Director	November 24, 2023
Dhamu Thamodaran

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	November 24, 2023
William J. Dunaway	(Principal Financial and Accounting Officer)