Form 10-Q
period 2023-12-31
StoneX Group Inc.
filed 2024-02-06
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 5, 2024, there were 31,550,004 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2023	September 30, 2023
ASSETS
Cash and cash equivalents	$1,157.6	$1,108.3
Cash, securities and other assets segregated under federal and other regulations (including $3.5 million and $5.8 million at fair value at December 31, 2023 and September 30, 2023, respectively)	2,774.6	2,426.3
Collateralized transactions:
Securities purchased under agreements to resell	3,799.8	2,979.5
Securities borrowed	994.5	1,129.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,769.3 million and $4,248.3 million at fair value at December 31, 2023 and September 30, 2023, respectively)	7,474.1	7,443.8
Receivable from clients, net (including $1.1 million and $(7.9) million at fair value at December 31, 2023 and September 30, 2023, respectively)	825.6	683.1
Notes receivable, net	5.3	5.2
Income taxes receivable	20.8	25.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,870.2 million and $1,466.4 million at December 31, 2023 and September 30, 2023, respectively)	5,064.4	5,044.8
Physical commodities inventory, net (including $314.4 million and $386.5 million at fair value at December 31, 2023 and September 30, 2023, respectively)	518.4	537.3
Deferred tax asset	37.4	45.4
Property and equipment, net	127.0	123.5
Operating right of use assets	137.9	122.1
Goodwill and intangible assets, net	80.5	82.4
Other assets	226.9	182.8
Total assets	$23,244.8	$21,938.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.6 million and $1.5 million at fair value at December 31, 2023 and September 30, 2023, respectively)	$446.3	$533.0
Operating lease liabilities	169.3	149.3
Payables to:
Clients (including $453.0 million and $79.8 million at fair value at December 31, 2023 and September 30, 2023, respectively)	10,048.6	9,976.0
Broker-dealers, clearing organizations and counterparties (including $51.5 million and $10.2 million at fair value at December 31, 2023 and September 30, 2023, respectively)	541.5	442.4
Lenders under loans	418.5	341.0
Senior secured borrowings, net	342.9	342.1
Income taxes payable	41.2	38.2
Deferred tax liability	8.8	8.1
Collateralized transactions:
Securities sold under agreements to repurchase	6,054.2	4,526.6
Securities loaned	942.7	1,117.3
Financial instruments sold, not yet purchased, at fair value	2,748.0	3,085.6
Total liabilities	21,762.0	20,559.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,405,165 issued and 31,494,180 outstanding at December 31, 2023 and 35,105,852 issued and 31,194,867 outstanding at September 30, 2023	0.4	0.4
Common stock in treasury, at cost. 3,910,985 shares at December 31, 2023 and September 30, 2023	(69.3)	(69.3)
Additional paid-in-capital	378.7	371.7
Retained earnings	1,197.2	1,128.1
Accumulated other comprehensive loss, net	(24.2)	(51.8)
Total equity	1,482.8	1,379.1
Total liabilities and stockholders' equity	$23,244.8	$21,938.7
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2023	2022
Revenues:
Sales of physical commodities	$18,820.9	$12,403.4
Principal gains, net	293.8	254.2
Commission and clearing fees	129.7	118.0
Consulting, management, and account fees	38.5	39.8
Interest income	290.1	196.2
Total revenues	19,573.0	13,011.6
Cost of sales of physical commodities	18,788.8	12,356.8
Operating revenues	784.2	654.8
Transaction-based clearing expenses	74.3	67.3
Introducing broker commissions	39.1	36.8
Interest expense	236.0	154.3
Interest expense on corporate funding	13.2	14.4
Net operating revenues	421.6	382.0
Compensation and other expenses:
Compensation and benefits	218.1	199.0
Trading systems and market information	18.7	17.7
Professional fees	15.7	15.9
Non-trading technology and support	16.9	14.8
Occupancy and equipment rental	7.7	8.9
Selling and marketing	11.7	12.9
Travel and business development	7.1	5.7
Communications	2.2	2.2
Depreciation and amortization	11.2	12.7
Bad debts (recoveries), net	(0.3)	0.7
Other	16.9	19.4
Total compensation and other expenses	325.9	309.9
Gain on acquisition	—	23.5
Income before tax	95.7	95.6
Income tax expense	26.6	19.0
Net income	$69.1	$76.6
Earnings per share:
Basic	$2.20	$2.50
Diluted	$2.13	$2.41
Weighted-average number of common shares outstanding:
Basic	30,233,107	29,657,724
Diluted	31,274,307	30,749,778
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2023	2022
Net income	$69.1	$76.6
Other comprehensive gain, net of tax:
Foreign currency translation adjustment	6.9	8.2
Cash flow hedges	20.7	14.7
Total other comprehensive gain, net of tax	27.6	22.9
Comprehensive income	$96.7	$99.5
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$69.1	$76.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.2	12.7
Amortization of right of use assets	3.2	3.4
Bad debts (recoveries), net	(0.3)	0.7
Deferred income taxes	1.5	4.0
Amortization of debt issuance costs	1.5	1.2
Amortization of share-based compensation	7.6	5.5
Gain on acquisition	—	(23.5)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	2.3	585.4
Securities purchased under agreements to resell	(820.3)	(1,081.2)
Securities borrowed	134.6	725.6
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(206.8)	1,318.9
Receivables from clients, net	(142.2)	21.5
Notes receivable, net	(0.1)	—
Income taxes receivable	4.2	10.0
Financial instruments owned, at fair value	(11.1)	(221.1)
Physical commodities inventory, net	18.9	(76.7)
Other assets	(44.8)	(27.5)
Accounts payable and other accrued liabilities	(87.0)	(65.5)
Operating lease liabilities	1.0	1.2
Payables to clients	72.6	(681.3)
Payables to broker-dealers, clearing organizations, and counterparties	99.1	(325.4)
Income taxes payable	3.7	8.2
Securities sold under agreements to repurchase	1,527.6	1,724.0
Securities loaned	(174.6)	(705.6)
Financial instruments sold, not yet purchased, at fair value	(318.5)	(244.4)
Net cash provided by operating activities	152.4	1,046.7
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash received	—	(6.5)
Purchases of property and equipment	(12.7)	(11.3)
Net cash used in investing activities	(12.7)	(17.8)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	77.5	122.1
Proceeds from payables to lenders under loans with maturities greater than 90 days	—	110.0
Repayments of payables to lenders under loans with maturities greater than 90 days	—	(145.0)
Shares withheld to cover taxes on vesting of equity awards	(1.1)	—
Exercise of stock options	0.5	1.5
Net cash provided by financing activities	76.9	88.6
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	6.8	8.1
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	223.4	1,125.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,041.7	6,285.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,265.1	$7,410.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$281.5	$164.9
Income taxes paid, net of cash refunds	$18.4	$(3.5)
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$8.9
Acquisition of business:
Assets acquired	$—	$139.5
Liabilities assumed	—	82.2
Total net assets acquired	$—	$57.3

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$1,157.6	$1,252.1
Cash segregated under federal and other regulations(1)	2,771.1	2,298.6
Securities segregated under federal and other regulations(1)	—	0.1
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,455.3	2,141.0
Securities segregated and pledged to exchange-clearing organizations(2)	881.1	1,718.9
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$6,265.1	$7,410.7

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $3.5 million and $19.9 million as of December 31, 2023 and 2022, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,137.7 million and $3,016.3 million as of December 31, 2023 and 2022, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.4	$(69.3)	$340.0	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	76.6	—	76.6
Other comprehensive loss, net of tax	—	—	—	—	22.9	22.9
Exercise of stock options	—	—	1.5	—	—	1.5
Share-based compensation	—	—	5.5	—	—	5.5
Balances as of December 31, 2022	$0.4	$(69.3)	$347.0	$966.2	$(67.7)	$1,176.6

	Three Months Ended December 31, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2023	$0.4	$(69.3)	$371.7	$1,128.1	$(51.8)	$1,379.1
Net income	—	—	—	69.1	—	69.1
Other comprehensive gain, net of tax	—	—	—	—	27.6	27.6
Exercise of stock options	—	—	0.5	—	—	0.5
Shares withheld to cover taxes on vesting of equity awards	—	—	(1.1)	—	—	(1.1)
Share-based compensation	—	—	7.6	—	—	7.6
Balances as of December 31, 2023	$0.4	$(69.3)	$378.7	$1,197.2	$(24.2)	$1,482.8

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Accounting Standards Adopted
StoneX Group Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “StoneX” or “the Company”), is a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service, and deep expertise. The Company strives to be the one trusted partner to its clients, providing its network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. The Company offers a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. The Company delivers access and services through the entire lifecycle of a trade, by delivering deep market expertise and on-the-ground intelligence, best execution, and finally post-trade clearing, custody, as well as settlement services. The Company has created revenue streams, diversified by asset class, client type and geography, that earn commissions, spreads, and principal revenue as clients execute transactions across its financial network, while monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting fees for market intelligence and risk management services.
The Company provides its services to a diverse group of clients in more than 180 countries. These clients include more than 54,000 commercial, institutional, and payments clients and over 400,000 retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks and government and non-governmental organizations (“NGOs”).
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, which has been derived from the audited consolidated balance sheet of September 30, 2023, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 24, 2023.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company as of December 31, 2023 and through the date of this Form 10-Q.
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
Common Stock Split
On November 7, 2023, the Company’s Board of Directors approved a three-for-two split of its common stock, to be effected as a stock dividend. The stock split was effective on November 24, 2023, and entitled each shareholder of record as of November 17, 2023 to receive one additional share of common stock for every two shares owned and cash in lieu of fractional shares.
The stock split increased the number of shares of common stock outstanding. All share and per share amounts contained herein have been retroactively adjusted for the stock split.
The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional paid-in-capital to Common stock.
Gain on acquisition
Gain on acquisition represents the value that the Company acquired in excess of consideration paid for business combinations. On October 31, 2022, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A. The fair value of identifiable net assets acquired was approximately $66.2 million and the purchase price was approximately $42.7 million. This resulted in a gain on acquisition of $23.5 million for the three months ended December 31, 2022.
Accounting Standards
The Company did not adopt any new accounting standards during the three months ended December 31, 2023.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2023	2022
Numerator:
Net income	$69.1	$76.6
Less: Allocation to participating securities	(2.4)	(2.4)
Net income allocated to common stockholders	$66.7	$74.2
Denominator:
Weighted average number of:
Common shares outstanding	30,233,107	29,657,724
Dilutive potential common shares outstanding:
Share-based awards	1,041,200	1,092,054
Diluted weighted-average common shares	31,274,307	30,749,778
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 272,888 and 125,352 shares of common stock for the three months ended December 31, 2023 and 2022, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.

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
The Company has designed independent price verification controls to mitigate risks related to the reasonableness of such prices.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2023 and September 30, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2023 and September 30, 2023 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of December 31, 2023 and September 30, 2023.

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$12.3	$—	$—	$—	$12.3
Money market mutual funds	50.4	—	—	—	50.4
Cash and cash equivalents	62.7	—	—	—	62.7
Commodities warehouse receipts	3.5	—	—	—	3.5
Securities and other assets segregated under federal and other regulations	3.5	—	—	—	3.5
U.S. Treasury obligations	3,245.0	—	—	—	3,245.0
To be announced and forward settling securities	—	26.1	—	(19.5)	6.6
Foreign government obligations	19.1	—	—	—	19.1
Derivatives	4,675.3	1,159.1	—	(5,335.8)	498.6
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	7,939.4	1,185.2	—	(5,355.3)	3,769.3
Receivables from clients, net - Derivatives	71.9	415.9	—	(486.7)	1.1
Equity securities	422.1	10.5	—	—	432.6
Corporate and municipal bonds	—	208.4	—	—	208.4
U.S. Treasury obligations	735.8	—	—	—	735.8
U.S. government agency obligations	—	132.0	—	—	132.0
Foreign government obligations	26.0	—	—	—	26.0
Agency mortgage-backed obligations	—	3,056.8	—	—	3,056.8
Asset-backed obligations	—	107.5	—	—	107.5
Derivatives	0.5	1,027.6	—	(794.9)	233.2
Commodities leases	—	16.6	—	—	16.6
Commodities warehouse receipts	66.3	—	—	—	66.3
Exchange firm common stock	12.6	—	—	—	12.6
Cash flow hedges	—	10.2	—	—	10.2
Mutual funds and other	23.6	—	2.8	—	26.4
Financial instruments owned	1,286.9	4,569.6	2.8	(794.9)	5,064.4
Physical commodities inventory	174.6	139.8	—	—	314.4
Total assets at fair value	$9,539.0	$6,310.5	$2.8	$(6,636.9)	$9,215.4
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$1.6	$—	$1.6
Payables to clients - Derivatives	4,640.3	147.2	—	(4,334.5)	453.0
To be announced and forward settling securities	—	71.3	—	(19.5)	51.8
Derivatives	92.6	1,395.1	—	(1,488.0)	(0.3)
Payable to broker-dealers, clearing organizations and counterparties	92.6	1,466.4	—	(1,507.5)	51.5
Equity securities	318.7	5.1	—	—	323.8
Foreign government obligations	32.6	—	—	—	32.6
Corporate and municipal bonds	—	117.0	—	—	117.0
U.S. Treasury obligations	2,003.5	—	—	—	2,003.5
U.S. government agency obligations	—	23.8	—	—	23.8
Agency mortgage-backed obligations	—	0.6	—	—	0.6
Derivatives	6.5	866.7	—	(635.7)	237.5
Cash flow hedges	—	8.0	—	—	8.0
Other	—	—	1.2	—	1.2
Financial instruments sold, not yet purchased	2,361.3	1,021.2	1.2	(635.7)	2,748.0
Total liabilities at fair value	$7,094.2	$2,634.8	$2.8	$(6,477.7)	$3,254.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$8.7	$—	$—	$—	$8.7
Money market mutual funds	57.8	—	—	—	57.8
Cash and cash equivalents	66.5	—	—	—	66.5
Commodities warehouse receipts	5.8	—	—	—	5.8
Securities and other assets segregated under federal and other regulations	5.8	—	—	—	5.8
U.S. Treasury obligations	4,023.8	—	—	—	4,023.8
To be announced and forward settling securities	—	73.5	—	(31.7)	41.8
Foreign government obligations	17.8	—	—	—	17.8
Derivatives	5,497.5	1,135.9	—	(6,468.5)	164.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	9,539.1	1,209.4	—	(6,500.2)	4,248.3
Receivables from clients, net - Derivatives	61.7	561.3		(630.9)	(7.9)
Equity securities	324.0	10.3	—	—	334.3
Corporate and municipal bonds	—	284.2	—	—	284.2
U.S. Treasury obligations	531.7	—	—	—	531.7
U.S. government agency obligations	—	451.7	—	—	451.7
Foreign government obligations	43.3	—	—	—	43.3
Agency mortgage-backed obligations	—	2,865.8	—	—	2,865.8
Asset-backed obligations	—	138.8	—	—	138.8
Derivatives	0.6	868.1	—	(600.2)	268.5
Commodities leases	—	16.0	—	—	16.0
Commodities warehouse receipts	54.7	—	—	—	54.7
Exchange firm common stock	12.0	—	—	—	12.0
Cash flow hedges	—	1.7	—	—	1.7
Mutual funds and other	39.3	—	2.8	—	42.1
Financial instruments owned	1,005.6	4,636.6	2.8	(600.2)	5,044.8
Physical commodities inventory	240.3	146.2	—	—	386.5
Total assets at fair value	$10,919.0	$6,553.5	$2.8	$(7,731.3)	$9,744.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	5,430.7	226.2		(5,577.1)	79.8
To be announced and forward settling securities	—	47.5	—	(31.4)	16.1
Derivatives	112.2	1,402.0	—	(1,520.1)	(5.9)
Payable to broker-dealers, clearing organizations and counterparties	112.2	1,449.5	—	(1,551.5)	10.2
Equity securities	230.6	5.5	—	—	236.1
Foreign government obligations	21.5	—	—	—	21.5
Corporate and municipal bonds	—	81.6	—	—	81.6
U.S. Treasury obligations	2,409.3	—	—	—	2,409.3
U.S. government agency obligations	—	5.1	—	—	5.1
Agency mortgage-backed obligations	—	31.7	—	—	31.7
Derivatives	2.4	769.2	—	(510.4)	261.2
Cash flow hedges	—	27.1	—	—	27.1
Other	—	10.9	1.1	—	12.0
Financial instruments sold, not yet purchased	2,663.8	931.1	1.1	(510.4)	3,085.6
Total liabilities at fair value	$8,206.7	$2,606.8	$2.6	$(7,639.0)	$3,177.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at December 31, 2023 and September 30, 2023 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 8.625% Senior Secured Notes due 2025 (the “Senior Secured Notes”), as further described in Note 9, with a carrying value of $342.9 million as of December 31, 2023. The carrying value of the Senior Secured Notes represent their principal amount net of unamortized deferred financing costs and original issue discount. As of December 31, 2023, the Senior Secured Notes had a fair value of $351.9 million and are classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date to settle these transactions. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2023 and September 30, 2023 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2023. The total financial instruments sold, not yet purchased of $2,748.0 million and $3,085.6 million as of December 31, 2023 and September 30, 2023, respectively, includes $237.5 million and $261.2 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of December 31, 2023 and September 30, 2023.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2023 and September 30, 2023. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2023		September 30, 2023
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,381.9	$1,367.1	$1,907.0	$1,890.3
OTC commodity derivatives	1,738.8	1,665.0	1,523.3	1,456.0
Exchange-traded foreign exchange derivatives	2.9	2.9	4.3	4.3
OTC foreign exchange derivatives	469.8	415.4	497.1	455.3
Exchange-traded interest rate derivatives	1,228.8	1,235.3	1,507.6	1,509.8
OTC interest rate derivatives	247.0	247.0	417.6	417.6
Exchange-traded equity index derivatives	2,134.1	2,134.1	2,140.9	2,140.9
OTC equity and indices derivatives	146.9	81.6	127.3	68.5
TBA and forward settling securities	26.2	71.3	73.5	47.5
Subtotal	7,376.4	7,219.7	8,198.6	7,990.2
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	8.0	—	24.6
Foreign currency forward contracts	10.2	—	1.7	2.5
Subtotal	10.2	8.0	1.7	27.1
Gross fair value of derivative contracts	$7,386.6	$7,227.7	$8,200.3	$8,017.3
Impact of netting and collateral	(6,636.9)	(6,477.7)	(7,731.3)	(7,639.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$505.2		$206.7
Total fair value included in Receivable from clients, net	$1.1		$(7.9)
Total fair value included in Financial instruments owned, at fair value	$243.4		$270.2
Total fair value included in Payables to clients		$453.0		$79.8
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$51.5		$10.2
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$245.5		$288.3
(1)As of December 31, 2023 and September 30, 2023, the Company’s derivative contract volume for open positions was approximately 11.8 million and 13.4 million contracts, respectively.
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
Hedging Activities
The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of December 31, 2023, the Company’s hedges will all have matured in less than 1 year from the end of the current period.

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

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended December 31, 2023 and 2022, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. The fair values of derivative instruments designated for hedging held as of December 31, 2023 and September 30, 2023 are as follow:

		December 31, 2023	September 30, 2023
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$10.2	$1.7
Total derivatives designated as hedging instruments		$10.2	$1.7

Derivative assets expected to be released from Accumulated other comprehensive income into current earnings:
Foreign currency forward contracts		$7.5	$1.4
Total expected to be released from Accumulated other comprehensive income into earnings		$7.5	$1.4

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$8.0	$24.6
Foreign currency forward contracts	Financial instruments sold, not yet purchased	—	2.5
Total derivatives designated as hedging instruments		$8.0	$27.1

Derivative liabilities expected to be released from Accumulated other comprehensive income into current earnings:
Interest rate contracts		$8.0	$20.3
Foreign currency forward contracts		—	1.0
Total expected to be released from Accumulated other comprehensive income into earnings		$8.0	$21.3

The notional values of derivative instruments designated for hedging held as of December 31, 2023 and September 30, 2023 are as follow:

	December 31, 2023		September 30, 2023
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$1,250.0		$2,000.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	156.1
USD		$34.9		$34.0
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£144.0		£168.0
USD		$177.3		$206.9
The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three months ended December 31, 2023 and 2022 are as follows:

(in millions)	Income Statement Location	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Total amounts reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(15.9)	$(5.4)
Foreign currency forward contracts	Compensation and benefits	1.9	(0.2)
Total derivatives designated as hedging instruments		$(14.0)	$(5.6)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three months ended December 31, 2023 and 2022 are as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$12.6	$(1.4)
Foreign currency forward contracts	8.1	16.1
Total	$20.7	$14.7
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three months ended December 31, 2023 and 2022 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2023	2022
Commodities	$87.1	$54.2
Foreign exchange	25.2	48.8
Interest rate, equities, and indices	27.4	8.3
TBA and forward settling securities	(93.2)	(23.0)
Net gains from derivative contracts	$46.5	$88.3
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2023 and September 30, 2023 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.2 million as of December 31, 2023 and $0.1 million as of September 30, 2023. The allowance for doubtful accounts related to receivables from clients was $59.7 million and $59.8 million as of December 31, 2023 and September 30, 2023, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of December 31, 2023 and September 30, 2023.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2023 was as follows:

(in millions)
Balance as of September 30, 2023	$59.9
Recovery of bad debts	(0.5)
Other	0.5
Balance as of December 31, 2023	$59.9
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	December 31, 2023	September 30, 2023
Physical Ag & Energy(1)	$139.8	$146.2
Precious metals - held by broker-dealer subsidiary	174.6	240.3
Precious metals - held by non-broker-dealer subsidiaries	204.0	150.8
Physical commodities inventory, net	$518.4	$537.3
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	December 31, 2023	September 30, 2023
Commercial	$33.7	$33.7
Institutional	9.8	9.8
Retail	5.8	5.8
Payments	10.0	10.0
Total Goodwill	$59.3	$59.3

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2023			September 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$4.1	$(2.6)	$1.5	$4.1	$(2.4)	$1.7
Software programs/platforms	4.9	(3.5)	1.4	28.5	(26.9)	1.6
Client and supplier base	34.1	(21.5)	12.6	38.3	(24.1)	14.2
Total intangible assets subject to amortization	43.1	(27.6)	15.5	70.9	(53.4)	17.5

Intangible assets not subject to amortization
Website domains	2.0	—	2.0	1.9	—	1.9
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.7	—	5.7	5.6	—	5.6
Total intangible assets	$48.8	$(27.6)	$21.2	$76.5	$(53.4)	$23.1
Amortization expense related to intangible assets was $2.0 million and $3.9 million for the three months ended December 31, 2023 and 2022, respectively.

The Company wrote off $27.8 million of fully amortized intangible assets during the three months ended December 31, 2023.
As of December 31, 2023, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2024 (remaining nine months)	$4.7
Fiscal 2025	3.6
Fiscal 2026	2.8
Fiscal 2027	2.2
Fiscal 2028 and thereafter	2.2
Total intangible assets subject to amortization	$15.5
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,200.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of December 31, 2023.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions.
Note Payable to Bank
The Company has notes payable to a commercial bank related to the financing of certain equipment which secures the notes.
Senior Secured Notes
The Company issued its Senior Secured Notes in June 2020. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior second lien secured basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and by Gain Capital Holdings, Inc. and certain of its domestic subsidiaries.
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

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	December 31, 2023		September 30, 2023
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2026	$500.0	$253.0	(5)	$150.0
StoneX Financial Inc.	None	October 29, 2024	190.0	—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 28, 2024	400.0	51.0	(5)	103.0
StoneX Financial Ltd.	None	October 12, 2024	100.0	40.0	(5)	25.0
StoneX Financial Pte. Ltd.	None	September 6, 2024	10.0	—	(5)	—
			$1,200.0	$344.0		$278.0

Uncommitted Credit Facilities	Various			67.1	(5)	55.5
Note Payable to Bank	Certain equipment			7.4	(5)	7.5
Senior Secured Notes	(2)			342.9	(3),(4)	342.1
Total outstanding borrowings				$761.4		$683.1

(1) The StoneX Group Inc. senior committed credit facility is a revolving facility secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors. The maturity date remains April 21, 2025 for one lender representing $42.5 million of the facility commitment.
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
(3) Amounts outstanding under the Senior Secured Notes are reported net of unamortized original issue discount of $5.1 million and $5.8 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2023. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	December 31, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$8,302.7	$1,657.6	$79.5	$50.9	$10,090.7
Securities loaned	942.7	—	—	—	942.7
Gross amount of secured financing	$9,245.4	$1,657.6	$79.5	$50.9	$11,033.4

	September 30, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$8,300.0	$786.8	$107.0	$2.6	$9,196.4
Securities loaned	1,117.3	—	—	—	1,117.3
Gross amount of secured financing	$9,417.3	$786.8	$107.0	$2.6	$10,313.7
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	December 31, 2023	September 30, 2023
U.S. Treasury obligations	$4,227.7	$3,696.1
U.S. government agency obligations	350.5	542.2
Asset-backed obligations	70.3	102.9
Agency mortgage-backed obligations	4,860.3	4,371.6
Foreign government obligations	233.3	148.1
Corporate bonds	348.6	335.5
Total securities sold under agreement to repurchase	$10,090.7	$9,196.4

Securities loaned
Equity securities	$942.7	$1,117.3
Total securities loaned	942.7	1,117.3
Gross amount of secured financing	$11,033.4	$10,313.7
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,836.3	$(4,036.5)	$3,799.8
Securities borrowed	$994.5	$—	$994.5
Securities sold under agreements to repurchase	$10,090.7	$(4,036.5)	$6,054.2
Securities loaned	$942.7	$—	$942.7

	September 30, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,649.3	$(4,669.8)	$2,979.5
Securities borrowed	$1,129.1	$—	$1,129.1
Securities sold under agreements to repurchase	$9,196.4	$(4,669.8)	$4,526.6
Securities loaned	$1,117.3	$—	$1,117.3
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

The following table sets forth the carrying value of collateral pledged, received and repledged (in millions):

	December 31, 2023	September 30, 2023
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$5,321.7	$4,726.6
Securities received as collateral that may be repledged	$9,133.0	$9,180.1
Securities received as collateral that may be repledged covering securities sold short	$2,130.6	$2,461.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$911.9	$1,097.3
Note 11 – Commitments and Contingencies

Contingencies
The Company had receivables, net of collections and other allowable deductions, of $15.2 million as of December 31, 2023, due from account holders in connection with the OptionSellers matter previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The allowance against these uncollected balances was $4.6 million as of December 31, 2023. The Company is pursuing collection of the uncollected balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. related to the trading losses in their accounts.
During the three months ended December 31, 2023, the Company favorably resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the period awarded StoneX Financial Inc. the full amount of the uncollected balances. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
Depending on future collections and the outcomes of arbitration proceedings, any provisions for bad debts and actual losses may be material to the Company’s financial results. However, the Company believes that the likelihood of a material adverse outcome is remote, and does not currently believe that any potential losses related to this matter would impact its ability to comply with its ongoing liquidity, capital, and regulatory requirements.
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the relevant policy’s limits.
On November 13, 2023, BTIG filed a civil complaint (the “BTIG complaint) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The Company intends to vigorously defend itself. In addition, the Company subsequently received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of December 31, 2023 and September 30, 2023, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Contractual Commitments
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2023, the Company had $1.8 million accrued for self-insured medical and dental claims included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheet.

Note 12 – Accumulated Other Comprehensive Loss, Net
Accumulated other comprehensive loss, net consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans, foreign currency translation adjustments, and cash flow hedge gains or losses. See note 4 for additional information on cash flow hedges.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2023.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2023	$(31.2)	$(2.2)	$(18.4)	$(51.8)
Other comprehensive income, net of tax	6.9	—	20.7	27.6
Balances as of December 31, 2023	$(24.3)	$(2.2)	$2.3	$(24.2)
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
Revenues are recognized when control of the promised goods or services are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
Topic 606 does not apply to revenues associated with dealing, or market-making, activities in financial instruments or contracts in the capacity of a principal, including derivative sales contracts which result in physical settlement and interest income.
Revenues within the scope of Topic 606 are presented within Commission and clearing fees; Consulting, management, and account fees; and Sales of physical commodities on the Condensed Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2023	2022
Revenues from contracts with clients as a percentage of total revenues	3.2%	7.3%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended December 31,
(in millions)	2023	2022
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$51.4	$48.7
OTC derivative brokerage	2.8	3.6
Equities and fixed income	16.5	15.4
Mutual funds	0.7	0.6
Insurance and annuity products	2.0	1.8
Other	(0.1)	1.1
Total sales-based commission	73.3	71.2
Trailing:
Mutual funds	3.0	3.0
Insurance and annuity products	3.7	3.5
Total trailing commission	6.7	6.5

Clearing fees	43.3	36.0
Trade conversion fees	4.0	2.4
Other	2.4	1.9
Total commission and clearing fees	129.7	118.0
Consulting, management, and account fees:
Underwriting fees	—	0.2
Asset management fees	11.4	10.7
Advisory and consulting fees	8.2	8.7
Sweep program fees	11.4	11.4
Client account fees	4.2	3.8
Other	3.3	5.0
Total consulting, management, and account fees	38.5	39.8
Sales of physical commodities:
Precious metals sales under ASC Topic 606	459.2	788.6
Total revenues from contracts with clients	$627.4	$946.4

Method of revenue recognition:
Point-in-time	$589.7	$909.1
Time elapsed	37.7	37.3
Total revenues from contracts with clients	627.4	946.4
Other sources of revenues
Physical precious metals under ASC Topic 815	17,162.5	10,479.0
Physical agricultural and energy products	1,199.2	1,135.8
Principal gains, net	293.8	254.2
Interest income	290.1	196.2
Total revenues	$19,573.0	$13,011.6

Total revenues by primary geographic region:
United States	$1,603.5	$1,563.6
Europe	658.4	915.0
South America	128.0	62.2
Middle East and Asia	17,175.6	10,466.3
Other	7.5	4.5
Total revenues	$19,573.0	$13,011.6

Operating revenues by primary geographic region:
United States	$568.0	$489.9
Europe	135.6	101.5
South America	41.2	31.5
Middle East and Asia	32.0	27.4
Other	7.4	4.5
Total operating revenues	$784.2	$654.8

The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue and Consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Retail reportable segments. Sales of physical commodities under topic 606 are primarily related to the Company’s Commercial and Retail segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment. Precious metals sales that are recognized on a point-in-time basis are included in the Retail and the Commercial reportable segments
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended December 31,
(in millions)	2023	2022
Dividend income on long equity positions	$20.2	$14.2
Dividend expense on short equity positions	18.8	13.2
Dividend income, net reported within Principal Gains, net	$1.4	$1.0
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2023	2022
Non-income taxes	$2.5	$4.7
Insurance	2.9	2.7
Employee related expenses	1.9	3.6
Other direct business expenses	4.4	4.0
Membership fees	0.9	0.8
Director and public company expenses	0.5	0.5
Office expenses	0.6	0.4
Other expenses	3.2	2.7
Total other expenses	$16.9	$19.4
Note 15 – Income Taxes
The income tax provision for interim periods comprises income tax on ordinary income (loss) at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income/(loss) and statutory tax rates in the various jurisdictions in which the Company operates. The Company’s effective income tax rate differs from the U.S. statutory income tax rate primarily due to state and local taxes, global intangible low taxed income (“GILTI”), and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no income tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
Current and Prior Period Tax Expense
Income tax expense of $26.6 million and $19.0 million for the three months ended December 31, 2023 and 2022, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 28% and 20% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended December 31, 2023 due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates. The three months ended December 31, 2022 included the Gain on acquisition, which was non-taxable, and lowered the tax rate in comparison to the three months ended December 31, 2023.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their minimum capital regulatory requirements as of December 31, 2023. The following table details those subsidiaries with minimum capital regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of December 31, 2023
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$389.0	$227.9
StoneX Financial Ltd.	FCA	$456.9	$358.0
Gain Capital Group, LLC	CFTC and NFA	$54.0	$29.6
StoneX Financial Pte. Ltd.	MAS	$79.3	$23.8
StoneX Markets LLC	CFTC and NFA	$220.4	$138.3
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2023, all of the Company’s subsidiaries were in compliance with their local minimum capital regulatory requirements.
Note 17 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has approximately 4,000 employees allowing it to serve clients in more than 180 countries.
The Company’s business activities are managed as operating segments, which are our reportable segments for financial statement purposes as shown below.
•Commercial
•Institutional
•Retail
•Payments (previously disclosed as Global Payments)
Commercial
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
Total revenues, operating revenues and net operating revenues shown in the table below as “Corporate” primarily consist of interest income from the Company’s centralized corporate treasury function. In the normal course of operations, the Company operates a centralized corporate treasury function in which it may sweep excess cash from certain subsidiaries, where permitted within regulatory limitations, in exchange for a short-term interest bearing intercompany payable, or provide excess cash to subsidiaries in exchange for a short-term interest bearing intercompany receivable in lieu of the subsidiary borrowing on external credit facilities. The intercompany receivables and payables are eliminated during consolidation.
“Overhead costs and expenses” include costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. These amount represent the gross overhead costs and expenses, before any allocation of overhead costs to operating segments.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Total revenues:
Commercial	$18,978.0	$12,293.5
Institutional	435.7	343.5
Retail	101.7	316.2
Payments	60.6	55.4
Corporate	9.2	12.8
Eliminations	(12.2)	(9.8)
Total	$19,573.0	$13,011.6
Operating revenues:
Commercial	$198.4	$182.4
Institutional	435.7	343.5
Retail	92.5	70.5
Payments	60.6	55.4
Corporate	9.2	12.8
Eliminations	(12.2)	(9.8)
Total	$784.2	$654.8
Net operating revenues (loss):
Commercial	$163.4	$152.7
Institutional	148.6	143.2
Retail	67.0	43.9
Payments	58.2	53.3
Corporate	(15.6)	(11.1)
Total	$421.6	$382.0
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$126.4	$115.7
Institutional	100.2	94.6
Retail	62.6	39.2
Payments	47.6	42.1
Total	$336.8	$291.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$87.2	$82.8
Institutional	65.2	62.0
Retail	28.7	(4.2)
Payments	35.0	32.3
Total	$216.1	$172.9
Reconciliation of segment income to income before tax:
Segment income	$216.1	$172.9
Net operating revenues (loss) within Corporate	(15.6)	(11.1)
Overhead costs and expenses	(104.8)	(89.7)
Gain on acquisition	—	23.5
Income before tax	$95.7	$95.6

(in millions)	As of December 31, 2023	As of September 30, 2023
Total assets:
Commercial	$4,712.7	$4,676.3
Institutional	16,140.9	15,059.3
Retail	1,138.2	1,014.2
Payments	414.0	376.6
Corporate	839.0	812.3
Total	$23,244.8	$21,938.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 4,000 employees as of December 31, 2023. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our payments business. See Segment Information, below, for a listing of business activities performed within our reportable segments.
Common Stock Split
On November 7, 2023, our Board of Directors approved a three-for-two split of its common stock, to be effected as a stock dividend. The stock split was effective on November 24, 2023, and entitled each shareholder of record as of November 17, 2023 to receive one additional share of common stock for every two shares owned and cash in lieu of fractional shares.
The stock split increased the number of shares of common stock outstanding. All share and per share amounts contained herein have been retroactively adjusted for the stock split.
Executive Summary
In the first quarter of fiscal 2024, our continued efforts to increase client engagement and expand our product offerings resulted in continued growth in transactional volumes across many of our key products, including listed and OTC derivatives as well as securities products. However, a general decline in market volatility led to a narrowing of spreads captured compared to the prior year, with the exception of FX / CFD contracts, which experienced a strong rebound in rate per million, or RPM, versus weak performance in the prior year.
In addition, we continued to experience growth in interest and fee income earned on client balances, which increased 14% compared to the prior year, principally as a result of increases in short term interest rates, offset by a 25% decline in average client equity from record levels experienced in the prior year, as well as a 31% decline in average money-market/FDIC sweep balances.
Operating revenues increased $129.4 million, or 20%, to $784.2 million in the three months ended December 31, 2023 compared to $654.8 million in the three months ended December 31, 2022, with all of our segments experiencing growth versus the prior year, led by our Institutional and Retail segments which added $92.2 million and $22.0 million, respectively, compared to the three months ended December 31, 2022. Additionally, our Commercial and Payments segments added $16.0 million and $5.2 million, respectively, compared to the three months ended December 31, 2022.

Overall segment income increased $43.2 million, or 25%, compared to the three months ended December 31, 2022, with all of our segments experiencing growth versus the prior year, led by our Retail segment which added $32.9 million compared to the three months ended December 31, 2022. Our Commercial segment income increased $4.4 million compared to the three months ended December 31, 2022, while our Institutional and Payments segments, increased $3.2 million and $2.7 million, respectively, compared to the three months ended December 31, 2022.
Interest expense paid on client balances declined $0.2 million, to $36.3 million, compared to the three months ended December 31, 2022. Interest expense related to corporate funding purposes decreased $1.2 million to $13.2 million in the three months ended December 31, 2023 compared to $14.4 million in the three months ended December 31, 2022.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 54% of total expenses, in both the three months ended December 31, 2023 and 2022. Non-variable expenses, excluding bad debts, increased $13.6 million compared to the three months ended December 31, 2022, principally due to higher fixed compensation and benefits, non-trading technology and support, travel and business development and trading system and market information.
Net income decreased $7.5 million to $69.1 million in the three months ended December 31, 2023 compared to $76.6 million in the three months ended December 31, 2022. Net income in the three months ended December 31, 2022, included a non-taxable $23.5 million gain on the acquisition of CDI-Societe Cotonniere De Distribution S.A. (“CDI”), which is included in Gain on acquisition in the Condensed Consolidated Income Statement. Diluted earnings per share were $2.13 for the three months ended December 31, 2023 compared to $2.41 in the three months ended December 31, 2022.

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

Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Revenues:
Sales of physical commodities	$18,820.9	$12,403.4	52%
Principal gains, net	293.8	254.2	16%
Commission and clearing fees	129.7	118.0	10%
Consulting, management, and account fees	38.5	39.8	(3)%
Interest income	290.1	196.2	48%
Total revenues	19,573.0	13,011.6	50%
Cost of sales of physical commodities	18,788.8	12,356.8	52%
Operating revenues	784.2	654.8	20%
Transaction-based clearing expenses	74.3	67.3	10%
Introducing broker commissions	39.1	36.8	6%
Interest expense	236.0	154.3	53%
Interest expense on corporate funding	13.2	14.4	(8)%
Net operating revenues	421.6	382.0	10%
Compensation and benefits	218.1	199.0	10%
Bad debts (recoveries), net	(0.3)	0.7	n/m
Other expenses	108.1	110.2	(2)%
Total compensation and other expenses	325.9	309.9	5%
Gain on acquisition	—	23.5	(100)%
Income before tax	95.7	95.6	—%
Income tax expense	26.6	19.0	40%
Net income	$69.1	$76.6	(10)%

Return on average stockholders’ equity	19.3%	27.3%

Balance Sheet information:	December 31, 2023	December 31, 2022	% Change
Total assets	$23,244.8	$19,832.4	17%
Payables to lenders under loans	$418.5	$582.3	(28)%
Senior secured borrowings, net	$342.9	$339.8	1%
Stockholders’ equity	$1,482.8	$1,176.6	26%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

All $ amounts are U.S. dollar or U.S. dollar equivalents	Three Months Ended December 31,
	2023	2022	% Change
Operating Revenues (in millions):
Listed derivatives	$109.2	$99.8	9%
Over-the-counter (“OTC”) derivatives	44.5	42.5	5%
Securities	316.2	234.1	35%
FX / Contracts For Difference (“CFD”) contracts	74.6	48.8	53%
Payments	59.4	54.2	10%
Physical contracts	51.4	59.7	(14)%
Interest / fees earned on client balances	98.4	86.2	14%
Other	33.5	26.5	26%
Corporate	9.2	12.8	(28)%
Eliminations	(12.2)	(9.8)	24%
	$784.2	$654.8	20%

Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	50,759	40,199	26%
Listed derivatives, average rate per contract (1)	$2.03	$2.33	(13)%
Average client equity - listed derivatives (millions)	$6,170	$8,222	(25)%
OTC derivatives (contracts, 000’s)	814	717	14%
OTC derivatives, average rate per contract	$54.92	$60.08	(9)%
Securities average daily volume (“ADV”) (millions)	$6,224	$4,231	47%
Securities rate per million (“RPM”) (2)	$295	$422	(30)%
Average money market / FDIC sweep client balances (millions)	$1,060	$1,535	(31)%
FX / CFD contracts ADV (millions)	$10,917	$12,830	(15)%
FX / CFD contracts RPM	$109	$63	73%
Payments ADV (millions)	$75	$75	—%
Payments RPM	$12,557	$11,431	10%

(1)	Give-up fee revenue, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Operating revenues increased $129.4 million, or 20%, to $784.2 million in the three months ended December 31, 2023 compared to $654.8 million in the three months ended December 31, 2022.
Operating revenues derived from listed derivatives increased $9.4 million, or 9%, to $109.2 million in the three months ended December 31, 2023 compared to $99.8 million in the three months ended December 31, 2022. This increase was principally due to a 26% increase in listed derivative contract volumes, partially offset by a 13% decline in the average rate per contract compared to the three months ended December 31, 2022.
Operating revenues derived from OTC derivatives increased $2.0 million, or 5%, to $44.5 million in the three months ended December 31, 2023 compared to $42.5 million in the three months ended December 31, 2022. The increase was the result of a 14% increase in OTC derivative contract volumes, partially offset by a 9% decline in the average rate per contract compared to the three months ended December 31, 2022.

Operating revenues derived from securities transactions increased $82.1 million, or 35%, to $316.2 million in the three months ended December 31, 2023 compared to $234.1 million in the three months ended December 31, 2022. This increase was principally due to a 47% increase in ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $2.5 million, or 3%, to $95.9 million in the three months ended December 31, 2023 compared to $93.4 million in the three months ended December 31, 2022. This increase was principally due to the increase in ADV noted above, which was partially offset by a 30% decline in the RPM resulting from the tightening of spreads and a change in product mix, compared to the three months ended December 31, 2022.
Operating revenues derived from FX/CFD contracts increased $25.8 million, or 53%, to $74.6 million in the three months ended December 31, 2023 compared to $48.8 million in the three months ended December 31, 2022, principally due to a 73% increase in the FX/CFD RPM, which was partially offset by a 15% decline in the FX/CFD contracts ADV, compared to the three months ended December 31, 2022.
Operating revenues from payments increased $5.2 million, or 10%, to $59.4 million in the three months ended December 31, 2023 compared to $54.2 million in the three months ended December 31, 2022, principally driven by a 10% increase in the RPM, compared to the three months ended December 31, 2022.
Operating revenues derived from physical contracts declined $8.3 million, or 14%, to $51.4 million in the three months ended December 31, 2023 compared to $59.7 million in the three months ended December 31, 2022. This decrease was driven by declines in both our physical agricultural and energy and retail precious metals businesses, compared to the three months ended December 31, 2022.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $12.2 million, or 14%, to $98.4 million in the three months ended December 31, 2023 compared to $86.2 million in the three months ended December 31, 2022. The increase was principally driven by a significant increase in short-term interest rates.
Interest and Transactional Expenses
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Transaction-based clearing expenses

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$74.3	$67.3	$7.0	10%
Percentage of operating revenues	9%	10%
Expenses were higher in our Exchange-Traded Futures & Options, Financial Ag and Energy and LME businesses, principally related to the increase in contracts traded, and expenses were higher in the Equity Capital Markets business, principally related to the increased ADV. Partially offsetting these increases were lower expenses in the Retail Forex business, principally related to reducing costs through successful renegotiation of certain vendor contracts.
Introducing broker commissions

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Introducing broker commissions	$39.1	$36.8	$2.3	6%
Percentage of operating revenues	5%	6%
Expenses were higher in our Financial Ag and Energy business, principally due to increased volume and client mix traded, and higher in our Physical Ag and Energy business, principally due to an additional month of expenses resulting from the CDI acquisition, which was effective October 31, 2022, as well as growth in the physical cotton business following acquisition. Expenses were also higher in our Independent Wealth Management business, principally due to increased revenues. These increases were partially offset by lower payouts within our Retail Forex and Exchange-Traded Futures & Options businesses.

Interest expense

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$172.1	$96.3	$75.8	79%
Securities borrowing	14.6	7.9	6.7	85%
Client balances on deposit	36.3	36.5	(0.2)	(1)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	13.0	13.6	(0.6)	(4)%
	236.0	154.3	81.7	53%
Corporate funding	13.2	14.4	(1.2)	(8)%
Total interest expense	$249.2	$168.7	$80.5	48%
Increased interest expense attributable to trading activities principally resulted from an increase in our fixed income and securities borrowing activities, as well as the effect of the increase in short-term interest rates. The decrease in interest expense attributable to corporate funding was principally due to lower average borrowings on our revolving credit facility, partially offset by the higher short-term interest rates.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended December 31,
	2023	2022	% Change
Net Operating Revenues (in millions):
Listed derivatives	$50.4	$48.6	4%
OTC derivatives	44.4	42.5	4%
Securities	95.9	93.4	3%
FX / CFD contracts	66.2	38.1	74%
Payments	57.0	52.1	9%
Physical contracts	42.0	51.0	(18)%
Interest, net / fees earned on client balances	63.0	49.6	27%
Other	18.3	17.8	3%
Corporate	(15.6)	(11.1)	41%
	$421.6	$382.0	10%

Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$121.9	$118.5	3%
Fixed compensation and benefits	96.2	80.5	20%
	218.1	199.0	10%
Other expenses:
Trading systems and market information	18.7	17.7	6%
Professional fees	15.7	15.9	(1)%
Non-trading technology and support	16.9	14.8	14%
Occupancy and equipment rental	7.7	8.9	(13)%
Selling and marketing	11.7	12.9	(9)%
Travel and business development	7.1	5.7	25%
Communications	2.2	2.2	—%
Depreciation and amortization	11.2	12.7	(12)%
Bad debts (recoveries), net	(0.3)	0.7	n/m
Other	16.9	19.4	(13)%
	107.8	110.9	(3)%
Total compensation and other expenses	$325.9	$309.9	5%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Compensation and Other Expenses: Compensation and other expenses increased $16.0 million, or 5%, to $325.9 million in the three months ended December 31, 2023 compared to $309.9 million in the three months ended December 31, 2022.
Compensation and Benefits:

	Three Months Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$99.3	$100.8	$(1.5)	(1)%
Administrative, executive, and centralized and local operations	22.6	17.7	4.9	28%
Total variable compensation and benefits	121.9	118.5	3.4	3%
Variable compensation and benefits as a percentage of net operating revenues	29%	31%

Fixed compensation and benefits:
Non-variable salaries	72.0	61.4	10.6	17%
Employee benefits and other compensation, excluding share-based compensation	16.6	13.5	3.1	23%
Share-based compensation	7.6	5.6	2.0	36%
Total fixed compensation and benefits	96.2	80.5	15.7	20%
Total compensation and benefits	218.1	199.0	19.1	10%
Total compensation and benefits as a percentage of operating revenues	28%	30%
Number of employees, end of period	4,192	3,725	467	13%
Non-variable salaries increased principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business growth, and the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally due to higher payroll taxes, benefits, retirement costs, and severance. Share-based compensation, which contains stock option and restricted stock expense, increased principally due to higher employee participation in the Company’s restricted stock plan.
Other Expenses: Other non-compensation expenses decreased $3.1 million, or 3%, to $107.8 million in the three months ended December 31, 2023 compared to $110.9 million in the three months ended December 31, 2022.
Non-trading technology and support increased $2.1 million, principally due to higher non-trading software maintenance and support costs related to various IT systems primarily within our Core IT and other overhead departments.

Occupancy and equipment rental costs decreased $1.2 million, principally due to a partial refund of property rates covering prior years in London.
Travel and business development increased $1.4 million, principally due to increased business development spend in our Commercial and Institutional segments, as well as higher travel costs.
Depreciation and amortization decreased $1.5 million, principally due to lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2023, partially offset by incremental depreciation expense from internally developed software placed into service.
During the three months ended December 31, 2023, we recorded net recoveries of bad debts of $0.3 million, principally related to recoveries within our Institutional segment. During the three months ended December 31, 2022, bad debts, net of recoveries were $0.7 million, principally related to client trading account deficits in our Commercial and Retail segments.
Gain on Acquisition: The results of the three months ended December 31, 2022 included a nonrecurring gain of $23.5 million related to the acquisition of CDI.
Provision for Taxes: The effective income tax rate was 28% and 20% in the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates. The effective tax rate for the three months ended December 31, 2022 was lower than the U.S. federal statutory rate of 21% due to the permanent difference for a non-taxable gain on acquisition, which reduced the effective income tax rate by 6.5%.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended December 31,
(in millions)	2023	% of Total	2022	% of Total
Variable compensation and benefits	$121.9	28%	$118.5	29%
Transaction-based clearing expenses	74.3	17%	67.3	16%
Introducing broker commissions	39.1	9%	36.8	9%
Total variable expenses	235.3	54%	222.6	54%
Fixed compensation and benefits	96.2	22%	80.5	19%
Other fixed expenses	108.1	24%	110.2	27%
Bad debts (recoveries), net	(0.3)	—%	0.7	—%
Total non-variable expenses	204.0	46%	191.4	46%
Total non-interest expenses	$439.3	100%	$414.0	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the three months ended December 31, 2023, non-variable expenses, excluding bad debts (recoveries), net, increased $13.6 million, or 7%, compared to the three months ended December 31, 2022.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,000 employees allowing us to serve clients in more than 180 countries.
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Retail	Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Financial Ag & Energy	Equity Capital Markets	Retail Forex	Payments
LME Metals	Debt Capital Markets	Retail Precious Metals	Payment Technology Services
Physical Ag & Energy	FX Prime Brokerage	Independent Wealth Management
Precious Metals	Exchange-Traded Futures & Options
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
Segment income is used by our chief operating decision maker (“CODM”) as the primary measure of segment profit or loss in the evaluation for each of our operating segments. During the three months ended December 31, 2023, we revised our method of allocating certain overhead costs to our operating segments, and, beginning in the three months ended December 31, 2023, the CODM also uses ‘Segment income, less allocation of overhead costs’ as an additional segment measure of our segments’ financial performance. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses. The measure of segment profit or loss most consistent with the corresponding amounts in the consolidated financial statements is segment income.
In the accompanying segment tables, ‘Allocation of overhead costs’ has been added beneath ‘Segment income’, which reconciles the segment income measure to the segment income, less allocation of overhead costs measure for the three months ended December 31, 2023.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2023	% of Operating Revenues	2022	% of Operating Revenues
Revenues:
Sales of physical commodities	$18,820.9		$12,403.4
Principal gains, net	293.4		255.3
Commission and clearing fees	130.3		118.6
Consulting, management, and account fees	38.1		39.2
Interest income	293.3		192.1
Total revenues	19,576.0		13,008.6
Cost of sales of physical commodities	18,788.8		12,356.8
Operating revenues	787.2	100%	651.8	100%
Transaction-based clearing expenses	74.0	9%	67.1	10%
Introducing broker commissions	39.1	5%	36.8	6%
Interest expense	236.9	30%	154.8	24%
Net operating revenues	437.2		393.1
Variable direct compensation and benefits	100.4	13%	101.5	16%
Net contribution	336.8		291.6
Fixed compensation and benefits	49.5		45.1
Other fixed expenses	71.5		72.9
Bad debts (recoveries), net	(0.3)		0.7
Total non-variable direct expenses	120.7	15%	118.7	18%
Segment income	216.1		172.9
Allocation of overhead costs (1)	38.2		—
Segment income, less allocation of overhead costs	$177.9		$172.9
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Net contribution for all of our business segments increased $45.2 million, or 16%, to $336.8 million in the three months ended December 31, 2023 compared to $291.6 million in the three months ended December 31, 2022. Segment income increased $43.2 million, or 25%, to $216.1 million in the three months ended December 31, 2023 compared to $172.9 million in the three months ended December 31, 2022.

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

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Revenues:
Sales of physical commodities	$18,809.5	$12,149.4	55%
Principal gains, net	77.1	69.7	11%
Commission and clearing fees	44.3	38.8	14%
Consulting, management and account fees	5.8	6.5	(11)%
Interest income	41.3	29.1	42%
Total revenues	18,978.0	12,293.5	54%
Cost of sales of physical commodities	18,779.6	12,111.1	55%
Operating revenues	198.4	182.4	9%
Transaction-based clearing expenses	15.8	13.2	20%
Introducing broker commissions	10.4	7.5	39%
Interest expense	8.8	9.0	(2)%
Net operating revenues	163.4	152.7	7%
Variable direct compensation and benefits	37.0	37.0	—%
Net contribution	126.4	115.7	9%
Fixed compensation and benefits	15.5	13.7	13%
Other fixed expenses	23.8	18.7	27%
Bad debts (recoveries), net	(0.1)	0.5	n/m
Non-variable direct expenses	39.2	32.9	19%
Segment income	87.2	82.8	5%
Allocation of overhead costs (1)	8.8	—	n/m
Segment income, less allocation of overhead costs	$78.4	$82.8	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. These allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$59.4	$53.8	10%
OTC derivatives	44.5	42.5	5%
Physical contracts	50.6	53.7	(6)%
Interest / fees earned on client balances	37.2	26.1	43%
Other	6.7	6.3	6%
	$198.4	$182.4	9%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	9,523	7,887	21%
Listed derivatives, average rate per contract (1)	$5.95	$6.67	(11)%
Average client equity - listed derivatives (millions)	$1,700	$2,136	(20)%
OTC derivatives (contracts, 000’s)	814	717	14%
OTC derivatives, average rate per contract	$54.92	$60.08	(9)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Operating revenues increased $16.0 million, or 9%, to $198.4 million in the three months ended December 31, 2023 compared to $182.4 million in the three months ended December 31, 2022. Net operating revenues increased $10.7 million, or 7%, to $163.4 million in the three months ended December 31, 2023 compared to $152.7 million in the three months ended December 31, 2022.
Operating revenues derived from listed derivatives increased $5.6 million, or 10%, to $59.4 million in the three months ended December 31, 2023 compared to $53.8 million in the three months ended December 31, 2022. This increase was principally due to a 21% increase in overall listed derivatives contract volumes, primarily in agricultural and base metal commodity markets, compared to the prior year period. This increase was partially offset by an 11% decline in the average rate per contract compared to the three months ended December 31, 2022.
Operating revenues derived from OTC derivatives increased $2.0 million, or 5%, to $44.5 million in the three months ended December 31, 2023 compared to $42.5 million in the three months ended December 31, 2022. This increase was principally due to a 14% increase in OTC derivative volumes compared to the three months ended December 31, 2022, primarily in agricultural markets. This increase was partially offset by a 9% decline in the average rate per contract compared to the three months ended December 31, 2022.
Operating revenues derived from physical contracts declined $3.1 million, or 6%, to $50.6 million in the three months ended December 31, 2023 compared to $53.7 million in the three months ended December 31, 2022. This decrease was principally due to a $3.7 million decline in activity in our physical agricultural and energy business.
Interest and fee income earned on client balances increased $11.1 million, or 43%, to $37.2 million in the three months ended December 31, 2023 compared to $26.1 million in the three months ended December 31, 2022 as a result of a significant increase in short-term interest rates, which was partially offset by a 20% decline in average client equity to $1,700 million in the three months ended December 31, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 32% in both the three months ended December 31, 2023 and 2022.
Segment income increased $4.4 million, or 5%, to $87.2 million in the three months ended December 31, 2023 compared to $82.8 million in the three months ended December 31, 2022, principally due to the growth in operating revenues, which was partially offset by a $6.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $1.8 million increase in fixed compensation and benefits, a $1.4 million increase in professional fees, a $0.8 million increase in travel and business development and a $0.6 million increase in depreciation and amortization compared to the three months ended December 31, 2022.
For the three months ended December 31, 2023, we have calculated an allocation for overhead costs of $8.8 million for the Commercial segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis. We have not calculated historical comparable information.

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

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	103.2	101.2	2%
Commission and clearing fees	73.3	67.5	9%
Consulting, management and account fees	17.3	16.8	3%
Interest income	241.9	158.0	53%
Total revenues	435.7	343.5	27%
Cost of sales of physical commodities	—	—	—%
Operating revenues	435.7	343.5	27%
Transaction-based clearing expenses	52.9	47.0	13%
Introducing broker commissions	7.7	8.6	(10)%
Interest expense	226.5	144.7	57%
Net operating revenues	148.6	143.2	4%
Variable direct compensation and benefits	48.4	48.6	—%
Net contribution	100.2	94.6	6%
Fixed compensation and benefits	16.4	12.7	29%
Other fixed expenses	19.0	20.0	(5)%
Bad debts (recoveries), net	(0.4)	(0.1)	300%
Non-variable direct expenses	35.0	32.6	7%
Segment income	65.2	62.0	5%
Allocation of overhead costs (1)	12.8	—	n/m
Segment income, less allocation of overhead costs	$52.4	$62.0	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. These allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Operating revenues (in millions):
Listed derivatives	$49.8	$46.0	8%
Securities	293.6	213.0	38%
FX contracts	8.0	9.2	(13)%
Interest / fees earned on client balances	60.5	59.3	2%
Other	23.8	16.0	49%
	$435.7	$343.5	27%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	41,236	32,312	28%
Listed derivatives, average rate per contract (1)	$1.12	$1.27	(12)%
Average client equity - listed derivatives (millions)	$4,470	$6,086	(27)%
Securities ADV (millions)	$6,224	$4,231	47%
Securities RPM (2)	$295	$422	(30)%
Average money market / FDIC sweep client balances (millions)	$1,060	$1,535	(31)%
FX contracts ADV ( millions)	$3,970	$4,868	(18)%
FX contracts RPM	$34	$30	13%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Operating revenues increased $92.2 million, or 27%, to $435.7 million in the three months ended December 31, 2023 compared to $343.5 million in the three months ended December 31, 2022. Net operating revenues increased $5.4 million, or 4%, to $148.6 million in the three months ended December 31, 2023 compared to $143.2 million in the three months ended December 31, 2022.
Operating revenues derived from listed derivatives increased $3.8 million, or 8%, to $49.8 million in the three months ended December 31, 2023 compared to $46.0 million in the three months ended December 31, 2022, principally due to a 28% increase in listed derivative contract volumes, partially offset by a 12% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $80.6 million, or 38%, to $293.6 million in the three months ended December 31, 2023 compared to $213.0 million in the three months ended December 31, 2022. The ADV of securities traded increased 47%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. As a result, interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of securities RPM in the table above. The securities RPM decreased 30% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts declined $1.2 million, or 13%, to $8.0 million in the three months ended December 31, 2023 compared to $9.2 million in the three months ended December 31, 2022, principally due to an 18% decline in the ADV of FX contracts, partially offset by a 13% increase in the FX contract RPM.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $1.2 million, to $60.5 million in the three months ended December 31, 2023, with an increase in short-term interest rates more than offsetting 27% and 31% declines in average client equity and average money market / FDIC sweep client balances, respectively, compared to the three months ended December 31, 2022.
As a result of the increase in short-term interest rates and the increase in ADV, interest expense increased $81.8 million, to $226.5 million in the three months ended December 31, 2023 compared to $144.7 million in the three months ended December 31, 2022, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $75.8 million. Interest paid to clients decreased $1.4 million, and interest expense directly attributable to securities lending activities increased $6.7 million compared to the three months ended December 31, 2022.

Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 25% in the three months ended December 31, 2023 compared to 30% in the three months ended December 31, 2022, primarily as the result of the increase in interest income.
Segment income increased $3.2 million, or 5%, to $65.2 million in the three months ended December 31, 2023 compared to $62.0 million in the three months ended December 31, 2022, principally due to the increase in net operating revenues noted above, which was partially offset by a $2.4 million increase in non-variable direct expenses, including a $3.7 million increase in fixed compensation and benefits, which was partially offset by a $1.1 million decline in professional fees compared to the three months ended December 31, 2022.
For the three months ended December 31, 2023, we have calculated an allocation for overhead costs of $12.8 million for the Institutional segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis. We have not calculated historical comparable information.
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

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Revenues:
Sales of physical commodities	$11.4	$254.0	(96)%
Principal gains, net	55.6	31.8	75%
Commission and clearing fees	11.2	10.7	5%
Consulting, management and account fees	14.1	14.9	(5)%
Interest income	9.4	4.8	96%
Total revenues	101.7	316.2	(68)%
Cost of sales of physical commodities	9.2	245.7	(96)%
Operating revenues	92.5	70.5	31%
Transaction-based clearing expenses	3.5	5.3	(34)%
Introducing broker commissions	20.4	20.2	1%
Interest expense	1.6	1.1	45%
Net operating revenues	67.0	43.9	53%
Variable direct compensation and benefits	4.4	4.7	(6)%
Net contribution	62.6	39.2	60%
Fixed compensation and benefits	10.3	13.2	(22)%
Other fixed expenses	23.5	29.9	(21)%
Bad debts, net of recoveries	0.1	0.3	(67)%
Non-variable direct expenses	33.9	43.4	(22)%
Segment income (loss)	28.7	(4.2)	n/m
Allocation of overhead costs (1)	11.5	—	n/m
Segment income (loss), less allocation of overhead costs	$17.2	$(4.2)	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. These allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Operating revenues (in millions):
Securities	$22.6	$21.1	7%
FX / CFD contracts	66.6	39.6	68%
Physical contracts	0.8	6.0	(87)%
Interest / fees earned on client balances	0.7	0.8	(13)%
Other	1.8	3.0	(40)%
	$92.5	$70.5	31%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
FX / CFD contracts ADV (millions)	$6,948	$7,962	(13)%
FX / CFD contracts RPM	$151	$82	84%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Operating revenues increased $22.0 million, or 31%, to $92.5 million in the three months ended December 31, 2023 compared to $70.5 million in the three months ended December 31, 2022. Net operating revenues increased $23.1 million, or 53%, to $67.0 million in the three months ended December 31, 2023 compared to $43.9 million in the three months ended December 31, 2022.
Operating revenues derived from FX/CFD contracts increased $27.0 million, or 68%, to $66.6 million in the three months ended December 31, 2023 compared to $39.6 million in the three months ended December 31, 2022 principally due to an 84% increase in FX/CFD contracts RPM, which was partially offset by a 13% decline in FX/CFD contracts ADV compared to the three months ended December 31, 2022.
Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $1.5 million to $22.6 million in the three months ended December 31, 2023 compared to $21.1 million in the three months ended December 31, 2022.
Operating revenues derived from physical contracts declined $5.2 million, or 87% to $0.8 million in the three months ended December 31, 2023 compared to $6.0 million in the three months ended December 31, 2022.
Interest and fee income earned on client balances was $0.7 million in the three months ended December 31, 2023 compared to $0.8 million in the three months ended December 31, 2022.
Variable expenses, excluding interest, as a percentage of operating revenues were 31% in the three months ended December 31, 2023 compared to 43% in the three months ended December 31, 2022, principally due to the increase in operating revenues derived from FX / CFD contracts which typically incur a lower relative percentage of variable expenses than do our other business lines.
Segment income increased $32.9 million to segment income of $28.7 million in the three months ended December 31, 2023 compared to a segment loss of $4.2 million in the three months ended December 31, 2022, principally due to the increase in net operating revenues noted above as well as a $9.5 million decline in non-variable direct expenses compared to the three months ended December 31, 2022. The decline in non-variable direct expenses was primarily a result of a $2.9 million decline in fixed compensation and benefits, a $2.3 million decline in selling and marketing and a $2.7 million decline in depreciation and amortization compared to the three months ended December 31, 2022.
For the three months ended December 31, 2023, we have calculated an allocation for overhead costs of $11.5 million for the Retail segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.

Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses, charities, non-governmental organizations, as well as government organizations. We provide transparent pricing and offer payments services in more than 180 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Payments segment for the periods indicated.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	57.5	52.6	9%
Commission and clearing fees	1.5	1.6	(6)%
Consulting, management, account fees	0.9	1.0	(10)%
Interest income	0.7	0.2	250%
Total revenues	60.6	55.4	9%
Cost of sales of physical commodities	—	—	—%
Operating revenues	60.6	55.4	9%
Transaction-based clearing expenses	1.8	1.6	13%
Introducing broker commissions	0.6	0.5	20%
Interest expense	—	—	—%
Net operating revenues	58.2	53.3	9%
Variable compensation and benefits	10.6	11.2	(5)%
Net contribution	47.6	42.1	13%
Fixed compensation and benefits	7.3	5.5	33%
Other fixed expenses	5.2	4.3	21%
Bad debts	0.1	—	n/m
Total non-variable direct expenses	12.6	9.8	29%
Segment income	35.0	32.3	8%
Allocation of overhead costs (1)	5.1	—	n/m
Segment income, less allocation of overhead costs	$29.9	$32.3	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. These allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Operating revenues (in millions):
Payments	$59.4	$54.2	10%
Other	1.2	1.2	—%
	$60.6	$55.4	9%

Select data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Payments ADV (millions)	$75	$75	—%
Payments RPM	$12,557	$11,431	10%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Operating revenues increased $5.2 million, or 9%, to $60.6 million in the three months ended December 31, 2023 compared to $55.4 million in the three months ended December 31, 2022. Net operating revenues increased $4.9 million, or 9%, to $58.2 million in the three months ended December 31, 2023 compared to $53.3 million in the three months ended December 31, 2022.
The increase in operating revenues was principally due to a 10% increase in the RPM, primarily as a result of an increase in capital transactions from our financial institution clients, while the average daily notional payment volume was flat compared to the three months ended December 31, 2022.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 21% in the three months ended December 31, 2023 compared to 24% in the three months ended December 31, 2022, principally driven by a decline in variable compensation and benefits.

Segment income increased $2.7 million, or 8%, to $35.0 million in the three months ended December 31, 2023 compared to $32.3 million in the three months ended December 31, 2022. This increase was primarily as result of the increase in net operating revenues noted above, which was partially offset by a $2.8 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily driven by a $1.8 million increase in fixed compensation and benefits and a $0.5 million increase in depreciation and amortization compared to the three months ended December 31, 2022.
For the three months ended December 31, 2023, we have calculated an allocation for overhead costs of $5.1 million for the Payments segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis. We have not calculated historical comparable information.
Overhead Costs and Expenses
We incur overhead costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. The following table provides information regarding overhead costs and expenses.
In addition, for the three months ended December 31, 2023, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended December 31,
(in millions)	2023	2022	% Change
Compensation and benefits:
Variable compensation and benefits	$19.4	$15.5	25%
Fixed compensation and benefits	40.6	29.9	36%
	60.0	45.4	32%
Other expenses:
Occupancy and equipment rental	7.3	8.8	(17)%
Non-trading technology and support	13.0	9.6	35%
Professional fees	7.5	7.8	(4)%
Depreciation and amortization	5.5	5.7	(4)%
Communications	1.6	1.6	—%
Selling and marketing	1.3	0.9	44%
Trading systems and market information	1.7	2.1	(19)%
Travel and business development	1.7	1.6	6%
Other	5.2	6.2	(16)%
	44.8	44.3	1%
Overhead costs and expenses	104.8	89.7	17%
Allocation of overhead costs (1)	(38.2)	—	n/m
Overhead costs and expense, net of allocation to operating segments	$66.6	$89.7	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended December 31, 2023. The allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
On a gross basis, overhead costs and other expenses increased $15.1 million, or 17%, to $104.8 million in the three months ended December 31, 2023 compared to $89.7 million in the three months ended December 31, 2022. Compensation and benefits increased $14.6 million, or 32%, to $60.0 million in the three months ended December 31, 2023 compared to $45.4 million in the three months ended December 31, 2022.
The increase in variable and non-variable compensation was partially related to the move of certain client engagement teams out of discrete business lines and into shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were offset with a non-variable charge. Additionally, the increase in non-variable compensation was partially a result of hiring among our compliance and IT departments, principally due to company growth. Average administrative headcount increased 21% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Gross other non-compensation expenses increased modestly to $44.8 million in the three months ended December 31, 2023. Most notably, occupancy and equipment rental costs were lower principally due to a partial refund of property tax and related expenses covering prior years in London, while non-trading technology maintenance and support, for the various systems used by the support services departments increased.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Senior management establishes liquidity and capital policies, which we monitor and review for funding from both internal and external sources. We continuously evaluate how effectively our policies support our business operations, issuing debt and equity securities, and accessing committed credit facilities. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. Liquidity and capital matters are reported regularly to our Board of Directors.
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
StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of investment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s ‘MIFIDPRU’ regulation. To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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
We continuously review our overall credit and capital needs to determine whether our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.

As of December 31, 2023, we had total equity of $1,482.8 million, outstanding loans under revolving credit facilities and other payables to lenders of $418.5 million, and $342.9 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2023, approximately 97% of our assets consisted of cash; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; client receivables; marketable financial instruments and investments; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of December 31, 2023 and September 30, 2023, were $23.2 billion and $21.9 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.

The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Financial Pte. Ltd, StoneX Markets LLC, and Gain Capital Group, LLC are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $28.0 million and $11.4 million for the three months ended December 31, 2023 and 2022, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of December 31, 2023, we had five committed bank credit facilities, totaling $1,200.0 million, of which $344.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility principally committed until April 21, 2026, under which $500.0 million is available to us for general working capital requirements and capital expenditures. The maturity date is April 21, 2025 for one lender representing $42.5 million of the facility commitment.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2023, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended December 31, 2023, interest expense directly attributable to trading activities includes $632.5 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $46.1 million in connection with securities lending activities.

As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2023. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of December 31, 2023 and September 30, 2023, the Company had $67.1 million and $55.5 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2023. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
Our subsidiary, StoneX Markets LLC, is a CFTC registered swap dealer, and under these capital rules is subject to a minimum regulatory capital requirement. StoneX Markets LLC has elected to utilize the “bank-based” approach, as reflected in CFTC Rule 23.101(a)(1)(i) to calculate its capital requirements. Under the “bank-based” approach StoneX Markets LLC must satisfy the following capital requirements: Common Equity Tier 1 (“CET1”) capital of at least $20 million; (ii) CET1 equal to at least 6.5% of its risk weighted assets (“RWA”); (iii) CET1, Additional Tier 1, and Tier 2 (collectively, total aggregate Bank Holding Company (“BHC”) capital) equal to at least 8% of its RWA; (iv) total aggregate BHC capital equal to 8% of its uncleared swap margin; and (v) the minimum capital required by NFA. Aggregate BHC capital and the related net capital requirement may fluctuate on a daily basis.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $223.4 million from $6,041.7 million as of September 30, 2023 to $6,265.1 million as of December 31, 2023. During the three months ended December 31, 2023, net cash of $152.4 million was provided by operating activities, $12.7 million was used in investing activities and net cash of $76.9 million was provided by financing activities.
Net cash provided by financing activities during the three months ended December 31, 2023 included significant inflows from payables to lenders under 90 days of $77.5 million, outflows for tax related withholdings, and we received $0.5 million related to employee stock option exercises.
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
We continuously evaluate opportunities to expand our business. Investing activities included $12.7 million in capital expenditures for property and equipment during the three months ended December 31, 2023 compared to $11.3 million during the prior year.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $6.8 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2023 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2023 and September 30, 2023, at fair value of the related financial instruments, totaling $2,748.0 million and $3,085.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2023, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2023. The totals of $2,748.0 million and $3,085.6 million include a net liability of $245.5 million and $288.3 million for derivative contracts, including those designated as hedges, based on their fair value as of December 31, 2023 and September 30, 2023, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023.
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
Accounting Development Updates
Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to recognize contract liabilities in alignment with the definition of performance obligations. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company’s fiscal year ending September 30, 2026. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-09 is effective for the Company’s fiscal year ending September 30, 2026. Early adoption is permitted. The guidance should be applied retrospectively unless impracticable. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Credit Risk
See also Note 4 to the condensed consolidated financial statements, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk”.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2023.

Marked-to-Market Revenues
Number of Days
14
12
10
8
6
4
2
0
1
1
2
5
6
13
11
11
9
2
2
1
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of December 31, 2023, an immediate 25 basis point decrease in short-term interest rates would result in approximately $3.8 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2023, $418.5 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2023, $348.0 million of outstanding principal debt was fixed-rate long-term debt.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Principally, all sales are denominated in the currency of the subsidiary, while related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We have executed hedging transactions in relation to certain currencies to mitigate our exposure to volatility in those certain foreign currency exchange rates. From time-to-time, we may consider entering into larger hedges in those certain contracts or hedging transactions in additional currencies to mitigate our exposure to more foreign currency exchange rates. These hedging transactions may not be successful.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2023.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 11, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 30, 2023, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2023 and ending on September 30, 2024. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2023 to October 31, 2023	9,037	$62.95	—	1,500,000
November 1, 2023 to November 30, 2023	641	60.92	—	1,500,000
December 1, 2023 to December 31, 2023	6,184	67.21	—	1,500,000
Total	15,862	$64.53	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended December 31, 2023, a total of 15,862 shares were withheld at an average price of $64.53.

Item 5. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Xuong Nguyen - Chief Operating Officer	Rule 10b5-1 trading arrangement	12/4/2023	11/29/2024	60,000	Exercise of stock options and sale of the underlying shares
Sean O’Connor - Chief Executive Officer	Rule 10b5-1 trading arrangement	12/13/2023	12/31/2024	112,500	Sales of shares
Philip Smith - Chief Executive Officer - EMEA	Rule 10b5-1 trading arrangement	12/21/2023	11/8/2024	22,500	Sales of shares
Diego Rotsztain - Chief Governance and Legal Officer	Rule 10b5-1 trading arrangement	12/21/2023	12/31/2024	5,677	Sales of shares

Disclosure Pursuant to Item 5.02 of Current Report on Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On December 5, 2023, Scott J. Branch, a member of the Company’s board of directors, advised the Company that he would not stand for re-election as a director of the Company at the 2024 annual meeting of stockholders of the Company to be held on February 27, 2024 (the “2024 Annual Meeting”). At the conclusion of Mr. Branch’s current term as a director at the 2024 Annual Meeting, he will retire and resign as a director of the Company. Mr. Branch’s decision to not stand for re-election was not the result of any disagreement with the Company or its board of directors or management. Disclosure of Mr. Branch’s decision to not stand for re-election to the board of directors is being made in this Quarterly Report on Form 10-Q in lieu of disclosure under Item 5.02(b) of Form 8-K.

Item 6. Exhibits

10.1	StoneX Group Inc. 2022 Omnibus Incentive Compensation Plan*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	February 6, 2024	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 6, 2024	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer