Form 10-Q
period 2024-06-30
StoneX Group Inc.
filed 2024-08-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 5, 2024, there were 31,791,288 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$1,220.8	$1,108.3
Cash, securities and other assets segregated under federal and other regulations (including $48.4 million and $5.8 million at fair value at June 30, 2024 and September 30, 2023, respectively)	2,750.4	2,426.3
Collateralized transactions:
Securities purchased under agreements to resell	4,904.8	2,979.5
Securities borrowed	1,155.7	1,129.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,740.4 million and $4,248.3 million at fair value at June 30, 2024 and September 30, 2023, respectively)	7,570.2	7,443.8
Receivable from clients, net (including $(0.5) million and $(7.9) million at fair value at June 30, 2024 and September 30, 2023, respectively)	871.4	683.1
Notes receivable, net	—	5.2
Income taxes receivable	28.9	25.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,751.0 million and $1,466.4 million at June 30, 2024 and September 30, 2023, respectively)	6,155.4	5,044.8
Physical commodities inventory, net (including $344.5 million and $386.5 million at fair value at June 30, 2024 and September 30, 2023, respectively)	587.4	537.3
Deferred tax asset	42.3	45.4
Property and equipment, net	142.2	123.5
Operating right of use assets	157.4	122.1
Goodwill and intangible assets, net	77.1	82.4
Other assets	266.8	182.8
Total assets	$25,930.8	$21,938.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.7 million and $1.5 million at fair value at June 30, 2024 and September 30, 2023, respectively)	$544.9	$533.0
Operating lease liabilities	193.7	149.3
Payables to:
Clients (including $387.3 million and $79.8 million at fair value at June 30, 2024 and September 30, 2023, respectively)	10,586.2	9,976.0
Broker-dealers, clearing organizations and counterparties (including $3.6 million and $10.2 million at fair value at June 30, 2024 and September 30, 2023, respectively)	429.2	442.4
Lenders under loans	227.8	341.0
Senior secured borrowings, net	542.8	342.1
Income taxes payable	24.5	38.2
Deferred tax liability	8.2	8.1
Collateralized transactions:
Securities sold under agreements to repurchase	7,071.9	4,526.6
Securities loaned	1,124.0	1,117.3
Financial instruments sold, not yet purchased, at fair value	3,569.8	3,085.6
Total liabilities	24,323.0	20,559.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,653,070 issued and 31,742,085 outstanding at June 30, 2024 and 35,105,852 issued and 31,194,867 outstanding at September 30, 2023	0.4	0.4
Common stock in treasury, at cost. 3,910,985 shares at June 30, 2024 and September 30, 2023	(69.3)	(69.3)
Additional paid-in-capital	402.0	371.7
Retained earnings	1,312.2	1,128.1
Accumulated other comprehensive loss, net	(37.5)	(51.8)
Total equity	1,607.8	1,379.1
Total liabilities and stockholders' equity	$25,930.8	$21,938.7
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Sales of physical commodities	$26,196.2	$14,319.2	$66,339.0	$42,228.8
Principal gains, net	305.6	300.0	881.2	810.8
Commission and clearing fees	143.0	126.8	408.9	375.5
Consulting, management, and account fees	45.3	39.2	124.0	119.7
Interest income	379.6	262.7	995.7	685.7
Total revenues	27,069.7	15,047.9	68,748.8	44,220.5
Cost of sales of physical commodities	26,156.0	14,271.0	66,232.7	42,084.4
Operating revenues	913.7	776.9	2,516.1	2,136.1
Transaction-based clearing expenses	81.0	66.7	233.8	203.2
Introducing broker commissions	43.1	43.4	124.2	122.4
Interest expense	297.0	216.0	792.2	549.0
Interest expense on corporate funding	24.1	14.9	53.5	44.2
Net operating revenues	468.5	435.9	1,312.4	1,217.3
Compensation and other expenses:
Compensation and benefits	257.5	226.6	710.0	658.1
Trading systems and market information	20.1	19.4	58.2	54.9
Professional fees	20.0	13.9	55.0	41.1
Non-trading technology and support	18.7	13.7	53.6	44.7
Occupancy and equipment rental	13.5	10.0	34.8	29.5
Selling and marketing	12.8	13.7	40.1	40.8
Travel and business development	6.9	6.2	21.1	17.7
Communications	1.9	2.4	6.4	6.7
Depreciation and amortization	12.3	13.8	35.8	39.6
Bad debts (recoveries), net	0.5	6.3	(0.2)	10.0
Other	18.1	15.4	50.3	50.1
Total compensation and other expenses	382.3	341.4	1,065.1	993.2
Gain on acquisition and other gains	1.8	—	8.7	23.5
Income before tax	88.0	94.5	256.0	247.6
Income tax expense	26.1	25.0	71.9	59.8
Net income	$61.9	$69.5	$184.1	$187.8
Earnings per share:
Basic	$1.95	$2.24	$5.83	$6.09
Diluted	$1.88	$2.17	$5.64	$5.88
Weighted-average number of common shares outstanding:
Basic	30,643,270	30,060,251	30,449,286	29,870,136
Diluted	31,743,032	30,981,451	31,487,370	30,867,473
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$61.9	$69.5	$184.1	$187.8
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	(9.2)	4.1	(6.9)	15.5
Cash flow hedges	1.3	2.6	21.2	31.6
Total other comprehensive (loss)/gain, net of tax	(7.9)	6.7	14.3	47.1
Comprehensive income	$54.0	$76.2	$198.4	$234.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$184.1	$187.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	35.8	39.6
Amortization of right of use assets	16.4	7.9
Bad debts (recoveries), net	(0.2)	10.0
Deferred income taxes	(3.6)	3.2
Amortization of debt issuance costs	7.9	4.3
Amortization of share-based compensation	27.8	21.3
Gain on acquisition	—	(23.5)
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(42.6)	600.6
Securities purchased under agreements to resell	(1,925.3)	(970.0)
Securities borrowed	(26.6)	115.5
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(183.8)	(1,072.7)
Receivables from clients, net	(188.1)	(89.8)
Notes receivable, net	—	(0.2)
Income taxes receivable	(3.8)	(5.3)
Financial instruments owned, at fair value	(1,106.8)	(1,112.6)
Physical commodities inventory, net	(50.1)	91.3
Other assets	(84.7)	(44.5)
Accounts payable and other accrued liabilities	20.6	23.5
Operating lease liabilities	(7.3)	(0.5)
Payables to clients	610.2	(170.7)
Payables to broker-dealers, clearing organizations, and counterparties	(13.2)	(26.6)
Income taxes payable	(13.6)	18.8
Securities sold under agreements to repurchase	2,545.3	1,833.9
Securities loaned	6.7	(96.2)
Financial instruments sold, not yet purchased, at fair value	509.2	260.1
Net cash provided by/(used in) operating activities	314.3	(394.8)
Cash flows from investing activities:
Proceeds from notes receivable	5.2	—
Acquisition of businesses and assets, net of cash received	(0.7)	(6.1)
Purchase of exchange memberships and common stock	(1.0)	—
Purchases of property and equipment	(48.5)	(32.8)
Net cash used in investing activities	(45.0)	(38.9)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(113.2)	(37.7)
Proceeds from payables to lenders under loans with maturities greater than 90 days	10.0	170.0
Repayments of payables to lenders under loans with maturities greater than 90 days	(10.0)	(205.0)
Proceeds from issuance of senior secured notes	550.0	—
Repayment of senior secured notes	(347.9)	—
Deferred payments on acquisitions	(9.6)	(18.5)
Debt issuance costs	(7.6)	—
Shares withheld to cover taxes on vesting of equity awards	(2.0)	—
Exercise of stock options	4.5	3.6
Net cash provided by/(used in) financing activities	74.2	(87.6)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(6.9)	14.8
Net increase/(decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	336.6	(506.5)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,041.7	6,285.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,378.3	$5,778.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$848.7	$550.8
Income taxes paid, net of cash refunds	$89.1	$41.9
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisition of customer list	$0.6	$—
Identified intangible assets and goodwill on acquisitions	$—	$10.6
Additional consideration payable related to acquisitions, net	$3.5	$28.7
Acquisition of business:
Assets acquired	$—	$141.6
Liabilities assumed	—	84.1
Total net assets acquired	$—	$57.5
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2024	2023
Cash and cash equivalents	$1,220.8	$1,401.3
Cash segregated under federal and other regulations(1)	2,702.0	2,487.5
Securities segregated under federal and other regulations(1)	—	0.1
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,535.1	1,499.2
Securities segregated and pledged to exchange-clearing organizations(2)	920.4	390.5
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$6,378.3	$5,778.6

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $48.4 million and $4.8 million as of June 30, 2024 and 2023, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,114.7 million and $5,408.0 million as of June 30, 2024 and 2023, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2023	$0.4	$(69.3)	$358.5	$1,007.9	$(50.2)	$1,247.3
Net income	—	—	—	69.5	—	69.5
Other comprehensive gain, net of tax	—	—	—	—	6.7	6.7
Exercise of stock options	—	—	—	—	—	—
Share-based compensation	—	—	6.4	—	—	6.4
Balances as of June 30, 2023	$0.4	$(69.3)	$364.9	$1,077.4	$(43.5)	$1,329.9

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2024	$0.4	$(69.3)	$390.8	$1,250.3	$(29.6)	$1,542.6
Net income	—	—	—	61.9	—	61.9
Other comprehensive loss, net of tax	—	—	—	—	(7.9)	(7.9)
Exercise of stock options	—	—	1.0	—	—	1.0
Shares withheld to cover taxes on vesting of equity awards	—	—	(0.8)	—	—	(0.8)
Share-based compensation	—	—	11.0	—	—	11.0
Balances as of June 30, 2024	$0.4	$(69.3)	$402.0	$1,312.2	$(37.5)	$1,607.8

	Nine Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.4	$(69.3)	$340.0	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	187.8	—	187.8
Other comprehensive gain, net of tax	—	—	—	—	47.1	47.1
Exercise of stock options	—	—	3.6	—	—	3.6
Share-based compensation	—	—	21.3	—	—	21.3
Balances as of June 30, 2023	$0.4	$(69.3)	$364.9	$1,077.4	$(43.5)	$1,329.9

	Nine Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2023	$0.4	$(69.3)	$371.7	$1,128.1	$(51.8)	$1,379.1
Net income	—	—	—	184.1	—	184.1
Other comprehensive gain, net of tax	—	—	—	—	14.3	14.3
Exercise of stock options	—	—	4.5	—	—	4.5
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.0)	—	—	(2.0)
Share-based compensation	—	—	27.8	—	—	27.8
Balances as of June 30, 2024	$0.4	$(69.3)	$402.0	$1,312.2	$(37.5)	$1,607.8

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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments, revenue recognition, valuation of inventories, and income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Estimates and assumptions were considered and made in context with the information reasonably available to the Company as of June 30, 2024 and through the date of this Form 10-Q.
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
Gain on Acquisition
In October 2022, the Company’s wholly owned subsidiary, StoneX Netherlands B.V., acquired CDI-Societe Cotonniere De Distribution S.A. The fair value of identifiable net assets acquired was approximately $66.2 million and the purchase price was approximately $42.7 million. The value that the Company acquired in excess of consideration paid resulted in a gain on acquisition of $23.5 million for the nine months ended June 30, 2023.
Accounting Standards
The Company did not adopt any new accounting standards during the three and nine months ended June 30, 2024.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2024	2023	2024	2023
Numerator:
Net income	$61.9	$69.5	$184.1	$187.8
Less: Allocation to participating securities	(2.2)	(2.4)	(6.5)	(6.3)
Net income allocated to common stockholders	$59.7	$67.1	$177.6	$181.5
Denominator:
Weighted average number of:
Common shares outstanding	30,643,270	30,060,251	30,449,286	29,870,136
Dilutive potential common shares outstanding:
Share-based awards	1,099,762	921,200	1,038,084	997,337
Diluted weighted-average common shares	31,743,032	30,981,451	31,487,370	30,867,473
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 1,766,358 and 433,118 shares of common stock for the three months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 1,550,164 and 374,816 shares of common stock for the nine months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024 and September 30, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2024 and September 30, 2023 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of June 30, 2024 and September 30, 2023.

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$12.4	$—	$—	$—	$12.4
Money market mutual funds	35.6	—	—	—	35.6
Cash and cash equivalents	48.0	—	—	—	48.0
Commodities warehouse receipts	48.4	—	—	—	48.4
Securities and other assets segregated under federal and other regulations	48.4	—	—	—	48.4
U.S. Treasury obligations	3,227.7	—	—	—	3,227.7
To be announced and forward settling securities	—	25.4	—	(21.4)	4.0
Foreign government obligations	17.3	—	—	—	17.3
Derivatives	4,710.5	1,748.8	—	(5,967.9)	491.4
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	7,955.5	1,774.2	—	(5,989.3)	3,740.4
Receivables from clients, net - Derivatives	76.7	614.8	—	(692.0)	(0.5)
Equity securities	440.3	16.4	—	—	456.7
Corporate and municipal bonds	—	361.1	—	—	361.1
U.S. Treasury obligations	721.8	—	—	—	721.8
U.S. government agency obligations	—	373.9	—	—	373.9
Foreign government obligations	150.5	—	—	—	150.5
Agency mortgage-backed obligations	—	3,469.7	—	—	3,469.7
Asset-backed obligations	—	219.4	—	—	219.4
Derivatives	0.1	732.8	—	(416.2)	316.7
Commodities warehouse receipts	43.0	—	—	—	43.0
Exchange firm common stock	11.8	—	—	—	11.8
Cash flow hedges	—	5.5	—	—	5.5
Mutual funds and other	22.5	—	2.8	—	25.3
Financial instruments owned	1,390.0	5,178.8	2.8	(416.2)	6,155.4
Physical commodities inventory	193.8	150.7	—	—	344.5
Total assets at fair value	$9,712.4	$7,718.5	$2.8	$(7,097.5)	$10,336.2
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$1.7	$—	$1.7
Payables to clients - Derivatives	4,418.5	292.5	—	(4,323.7)	387.3
TBA and forward settling securities	—	26.2	—	(20.2)	6.0
Derivatives	371.6	1,963.8	—	(2,337.8)	(2.4)
Payable to broker-dealers, clearing organizations and counterparties	371.6	1,990.0	—	(2,358.0)	3.6
Equity securities	272.0	5.1	—	—	277.1
Foreign government obligations	130.6	—	—	—	130.6
Corporate and municipal bonds	—	141.3	—	—	141.3
U.S. Treasury obligations	2,662.3	—	—	—	2,662.3
U.S. government agency obligations	—	13.7	—	—	13.7
Agency mortgage-backed obligations	—	12.1	—	—	12.1
Asset-backed obligations	—	4.0	—	—	4.0
Derivatives	5.8	659.8	—	(340.1)	325.5
Cash flow hedges	—	2.1	—	—	2.1
Other	—	—	1.1	—	1.1
Financial instruments sold, not yet purchased	3,070.7	838.1	1.1	(340.1)	3,569.8
Total liabilities at fair value	$7,860.8	$3,120.6	$2.8	$(7,021.8)	$3,962.4
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$8.7	$—	$—	$—	$8.7
Money market mutual funds	57.8	—	—	—	57.8
Cash and cash equivalents	66.5	—	—	—	66.5
Commodities warehouse receipts	5.8	—	—	—	5.8
Securities and other assets segregated under federal and other regulations	5.8	—	—	—	5.8
U.S. Treasury obligations	4,023.8	—	—	—	4,023.8
TBA and forward settling securities	—	73.5	—	(31.7)	41.8
Foreign government obligations	17.8	—	—	—	17.8
Derivatives	5,497.5	1,135.9	—	(6,468.5)	164.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	9,539.1	1,209.4	—	(6,500.2)	4,248.3
Receivables from clients, net - Derivatives	61.7	561.3		(630.9)	(7.9)
Equity securities	324.0	10.3	—	—	334.3
Corporate and municipal bonds	—	284.2	—	—	284.2
U.S. Treasury obligations	531.7	—	—	—	531.7
U.S. government agency obligations	—	451.7	—	—	451.7
Foreign government obligations	43.3	—	—	—	43.3
Agency mortgage-backed obligations	—	2,865.8	—	—	2,865.8
Asset-backed obligations	—	138.8	—	—	138.8
Derivatives	0.6	868.1	—	(600.2)	268.5
Commodities leases	—	16.0	—	—	16.0
Commodities warehouse receipts	54.7	—	—	—	54.7
Exchange firm common stock	12.0	—	—	—	12.0
Cash flow hedges	—	1.7	—	—	1.7
Mutual funds and other	39.3	—	2.8	—	42.1
Financial instruments owned	1,005.6	4,636.6	2.8	(600.2)	5,044.8
Physical commodities inventory	240.3	146.2	—	—	386.5
Total assets at fair value	$10,919.0	$6,553.5	$2.8	$(7,731.3)	$9,744.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
Payables to clients - Derivatives	5,430.7	226.2		(5,577.1)	79.8
TBA and forward settling securities	—	47.5	—	(31.4)	16.1
Derivatives	112.2	1,402.0	—	(1,520.1)	(5.9)
Payable to broker-dealers, clearing organizations and counterparties	112.2	1,449.5	—	(1,551.5)	10.2
Equity securities	230.6	5.5	—	—	236.1
Foreign government obligations	21.5	—	—	—	21.5
Corporate and municipal bonds	—	81.6	—	—	81.6
U.S. Treasury obligations	2,409.3	—	—	—	2,409.3
U.S. government agency obligations	—	5.1	—	—	5.1
Agency mortgage-backed obligations	—	31.7	—	—	31.7
Derivatives	2.4	769.2	—	(510.4)	261.2
Cash flow hedges	—	27.1	—	—	27.1
Other	—	10.9	1.1	—	12.0
Financial instruments sold, not yet purchased	2,663.8	931.1	1.1	(510.4)	3,085.6
Total liabilities at fair value	$8,206.7	$2,606.8	$2.6	$(7,639.0)	$3,177.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at June 30, 2024 and September 30, 2023 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company’s 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), as further described in Note 9, with a carrying value of $542.8 million as of June 30, 2024. The carrying value of the Notes due 2031 represents their principal amount net of unamortized deferred financing costs and original issue discount. As of June 30, 2024, the Notes due 2031 had a fair value of $567.3 million. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2024 and September 30, 2023 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2024. The total financial instruments sold, not yet purchased of $3,569.8 million and $3,085.6 million as of June 30, 2024 and September 30, 2023, respectively, includes $325.5 million and $261.2 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of June 30, 2024 and September 30, 2023.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2024 and September 30, 2023. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2024		September 30, 2023
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,698.9	$1,701.7	$1,907.0	$1,890.3
OTC commodity derivatives	2,031.7	1,972.5	1,523.3	1,456.0
Exchange-traded foreign exchange derivatives	1.4	1.4	4.3	4.3
OTC foreign exchange derivatives	613.2	577.5	497.1	455.3
Exchange-traded interest rate derivatives	566.2	572.0	1,507.6	1,509.8
OTC interest rate derivatives	288.3	288.3	417.6	417.6
Exchange-traded equity index derivatives	2,520.8	2,520.8	2,140.9	2,140.9
OTC equity and indices derivatives	163.2	77.8	127.3	68.5
TBA and forward settling securities	25.4	26.2	73.5	47.5
Subtotal	7,909.1	7,738.2	8,198.6	7,990.2
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	2.0	—	24.6
Foreign currency forward contracts	5.5	0.1	1.7	2.5
Subtotal	5.5	2.1	1.7	27.1
Gross fair value of derivative contracts	$7,914.6	$7,740.3	$8,200.3	$8,017.3
Impact of netting and collateral	(7,097.5)	(7,021.8)	(7,731.3)	(7,639.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$495.4		$206.7
Total fair value included in Receivable from clients, net	$(0.5)		$(7.9)
Total fair value included in Financial instruments owned, at fair value	$322.2		$270.2
Total fair value included in Payables to clients		$387.3		$79.8
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$3.6		$10.2
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$327.6		$288.3
(1)As of June 30, 2024 and September 30, 2023, the Company’s derivative contract volume for open positions was approximately 11.2 million and 13.4 million contracts, respectively.

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

Hedging Activities

The Company uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. As of June 30, 2024, the Company’s hedges will all have matured in less than 1 year from the end of the current period.

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

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended June 30, 2024 and 2023, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges. The fair values of derivative instruments designated for hedging held as of June 30, 2024 and September 30, 2023 are as follow:

		June 30, 2024	September 30, 2023
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$5.5	$1.7
Total derivatives designated as hedging instruments		$5.5	$1.7

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$5.5	$1.4
Total expected to be released from Other comprehensive income into earnings		$5.5	$1.4

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$2.0	$24.6
Foreign currency forward contracts	Financial instruments sold, not yet purchased	0.1	2.5
Total derivatives designated as hedging instruments		$2.1	$27.1

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$2.0	$20.3
Foreign currency forward contracts		—	1.0
Total expected to be released from Other comprehensive income into earnings		$2.0	$21.3

The notional values of derivative instruments designated for hedging held as of June 30, 2024 and September 30, 2023 are as follows:

	June 30, 2024		September 30, 2023
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$1,000.0		$2,000.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	156.1
USD		$36.6		$34.0
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£96.0		£168.0
USD		$117.9		$206.9

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2024 and 2023 are as follows:

(in millions)	Income Statement Location	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Total amounts reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(4.4)	$(24.9)
Foreign currency forward contracts	Compensation and benefits	1.8	5.5
Total derivatives designated as hedging instruments		$(2.6)	$(19.4)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Total amounts reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest Income	$(14.3)	$(31.3)
Foreign currency forward contracts	Compensation and benefits	1.6	2.1
Total derivatives designated as hedging instruments		$(12.7)	$(29.2)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three and nine months ended June 30, 2024 and 2023 are as follow:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$2.8	$(0.7)
Foreign currency forward contracts	(1.5)	3.3
Total	$1.3	$2.6

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$17.1	$8.5
Foreign currency forward contracts	4.1	23.1
Total	$21.2	$31.6
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2024 and 2023 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Commodities	$189.6	$105.3	$320.3	$307.3
Foreign exchange	29.8	(10.8)	87.6	(34.8)
Interest rate, equities, and indices	27.1	51.6	70.0	85.5
TBA and forward settling securities	8.7	42.0	(59.0)	4.9
Net gains from derivative contracts	$255.2	$188.1	$418.9	$362.9

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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2024 and September 30, 2023 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.0 million as of June 30, 2024 and $0.1 million as of September 30, 2023. The allowance for doubtful accounts related to receivables from clients was $56.2 million and $59.8 million as of June 30, 2024 and September 30, 2023, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of June 30, 2024 and September 30, 2023.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2024 was as follows:

(in millions)
Balance as of September 30, 2023	$59.9
Recovery of bad debts(1)	(3.0)
Allowance charge-offs	(1.1)
Other	0.4
Balance as of June 30, 2024	$56.2
(1) An additional $2.8 million is included in bad debt expense for the nine months ended June 30, 2024 on the consolidated income statement, which is not included in the allowance at the period then ended.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

(in millions)	June 30, 2024	September 30, 2023
Physical Ag & Energy(1)	$150.7	$146.2
Precious metals - held by broker-dealer subsidiary	193.8	240.3
Precious metals - held by non-broker-dealer subsidiaries	242.9	150.8
Physical commodities inventory, net	$587.4	$537.3
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
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	June 30, 2024	September 30, 2023
Commercial	$33.3	$33.7
Institutional	9.8	9.8
Retail	5.8	5.8
Payments	10.0	10.0
Total Goodwill	$58.9	$59.3
The Company had $0.4 million of foreign exchange translation decline during the current year related to Goodwill.
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2024			September 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names	$4.1	$(3.0)	$1.1	$4.1	$(2.4)	$1.7
Software programs/platforms	4.8	(3.8)	1.0	28.5	(26.9)	1.6
Client and supplier base	34.8	(24.5)	10.3	38.3	(24.1)	14.2
Total intangible assets subject to amortization	43.7	(31.3)	12.4	70.9	(53.4)	17.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	1.9	—	1.9
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.6	—	5.6
Total intangible assets	$49.5	$(31.3)	$18.2	$76.5	$(53.4)	$23.1
Amortization expense related to intangible assets was $1.9 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $6.0 million and $11.9 million for the nine months ended June 30, 2024 and 2023, respectively.
The Company wrote off $27.8 million of fully amortized intangible assets during the nine months ended June 30, 2024.

As of June 30, 2024, estimated future amortization expense was as follows:

(in millions)
Fiscal 2024 (remaining months)	$1.2
Fiscal 2025	3.7
Fiscal 2026	2.9
Fiscal 2027	2.2
Fiscal 2028 and thereafter	2.4
Total intangible assets subject to amortization	$12.4
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,125.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of June 30, 2024.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions.
Note Payable to Bank
The Company has a note payable to a commercial bank related to the financing of certain equipment which secures the note.
Senior Secured Notes
On March 1, 2024, the Company issued $550 million in aggregate principal amount of its 7.875% Notes due 2031 at the offering price of 100% of the aggregate principal amount. The Notes due 2031 are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Company’s existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. Interest related to these notes is payable twice annually, in arrears. The Company incurred debt issuance costs of $7.6 million, which are being amortized over the term of the Notes due 2031 under the effective interest method.
On June 17, 2024, the Company used part of the proceeds from its Notes due 2031 to extinguish its 8.625% Senior Secured Notes due 2025 (the “Notes due 2025”) when $363.0 million that the Company had previously deposited into an irrevocable trust as part of an in-substance defeasance was remitted to the note holders to redeem the notes and pay interest due up to that date.
In accordance with ASC 470-50 “Debt - Modifications and Extinguishments”, the transactions noted above were determined to be an extinguishment of the Notes due 2025 and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $3.7 million included in Interest expense on corporate funding on the Condensed Consolidated Income Statements for the three and nine months ended June 30, 2024, of which $2.4 million represented the write off of deferred financing costs and $1.3 million represented the write off of original issue discount.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		June 30, 2024		September 30, 2023
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2026	$500.0		$15.0	(5)	$150.0
StoneX Financial Inc.	None	October 29, 2024	190.0		—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2025	325.0	(6)	125.0	(5)	103.0
StoneX Financial Ltd.	None	October 12, 2024	100.0		—	(5)	25.0
StoneX Financial Pte. Ltd.	None	September 6, 2024	10.0		—	(5)	—
			$1,125.0		$140.0		$278.0

Uncommitted Credit Facilities	Various				80.7	(5)	55.5
Note Payable to Bank	Certain equipment				7.1	(5)	7.5
Senior Secured Notes due 2031	(2)				542.8	(4)	—
Senior Secured Notes due 2025	(2)				—	(3)	342.1
Total outstanding borrowings					$770.6		$683.1

(1) The StoneX Group Inc. senior committed credit facility is a revolving facility secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.On July 10, 2024 the obligation of one lender was assigned to another lender with the new maturity date consistent with the other existing lenders’, April 21, 2026.
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
(3) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets. Amounts outstanding under the Notes due 2025 are reported net of unamortized original issue discount and unamortized deferred financing costs of $5.8 million as of September 30, 2023. The Notes due 2025 were extinguished as of June 30, 2024.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets. Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $7.2 million.
(5) Included in Lenders under loans on the Condensed Consolidated Balance Sheets.
(6) The facility was amended on July 29, 2024 to extend the maturity date to July 29, 2025. The amount available was reduced from $400.0 million to $325.0 million as part of the renewal process.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2024. The Company intends to renew or replace the facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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

The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	June 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$12,048.0	$2,232.3	$1,241.7	$475.3	$15,997.3
Securities loaned	1,124.0	—	—	—	1,124.0
Gross amount of secured financing	$13,172.0	$2,232.3	$1,241.7	$475.3	$17,121.3

	September 30, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$8,300.0	$786.8	$107.0	$2.6	$9,196.4
Securities loaned	1,117.3	—	—	—	1,117.3
Gross amount of secured financing	$9,417.3	$786.8	$107.0	$2.6	$10,313.7
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	June 30, 2024	September 30, 2023
U.S. Treasury obligations	$9,815.1	$3,696.1
U.S. government agency obligations and municipal bonds	520.4	542.2
Asset-backed obligations	137.7	102.9
Agency mortgage-backed obligations	4,556.0	4,371.6
Foreign government obligations	488.3	148.1
Corporate bonds	479.8	335.5
Total securities sold under agreement to repurchase	$15,997.3	$9,196.4

Securities loaned
Equity securities	$1,124.0	$1,117.3
Total securities loaned	1,124.0	1,117.3
Gross amount of secured financing	$17,121.3	$10,313.7

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,830.2	$(8,925.4)	$4,904.8
Securities borrowed	$1,155.7	$—	$1,155.7
Securities sold under agreements to repurchase	$15,997.3	$(8,925.4)	$7,071.9
Securities loaned	$1,124.0	$—	$1,124.0

	September 30, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,649.3	$(4,669.8)	$2,979.5
Securities borrowed	$1,129.1	$—	$1,129.1
Securities sold under agreements to repurchase	$9,196.4	$(4,669.8)	$4,526.6
Securities loaned	$1,117.3	$—	$1,117.3
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
The following table sets forth the fair values of collateral pledged, received and repledged (in millions):

	June 30, 2024	September 30, 2023
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$6,321.6	$4,726.6
Securities received as collateral that may be repledged	$18,479.1	$9,180.1
Securities received as collateral that may be repledged covering securities sold short	$2,957.5	$2,461.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,050.3	$1,097.3

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
As of June 30, 2024 and September 30, 2023, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2024.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2023	$(31.2)	$(2.2)	$(18.4)	$(51.8)
Other comprehensive income, net of tax	(6.9)	—	21.2	14.3
Balances as of June 30, 2024	$(38.1)	$(2.2)	$2.8	$(37.5)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues from contracts with clients as a percentage of total revenues	2.1%	6.5%	2.5%	6.4%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$59.4	$57.6	$166.6	$161.6
OTC derivative brokerage	2.8	2.0	8.6	10.1
Equities and fixed income	17.8	13.6	48.8	44.6
Mutual funds	0.8	0.7	2.4	2.2
Insurance and annuity products	2.4	2.0	8.1	6.5
Other	—	2.0	0.1	4.2
Total sales-based commission	83.2	77.9	234.6	229.2
Trailing:
Mutual funds	3.2	3.1	9.4	9.2
Insurance and annuity products	3.9	3.5	11.3	10.5
Total trailing commission	7.1	6.6	20.7	19.7

Clearing fees	47.2	38.6	135.9	114.6
Trade conversion fees	3.3	1.7	10.8	6.1
Other	2.2	2.0	6.9	5.9
Total commission and clearing fees	143.0	126.8	408.9	375.5
Consulting, management, and account fees:
Underwriting fees	0.1	0.2	0.2	0.5
Asset management fees	13.3	11.5	37.0	33.3
Advisory and consulting fees	12.4	8.4	29.6	26.1
Sweep program fees	10.7	12.3	33.4	36.6
Client account fees	4.6	4.0	13.1	11.5
Other	4.2	2.8	10.7	11.7
Total consulting, management, and account fees	45.3	39.2	124.0	119.7
Sales of physical commodities:
Precious metals sales under ASC Topic 606	383.5	814.7	1,175.5	2,349.7
Total revenues from contracts with clients	$571.8	$980.7	$1,708.4	$2,844.9

Method of revenue recognition:
Point-in-time	$528.3	$941.9	$1,587.7	$2,729.2
Time elapsed	43.5	38.8	120.7	115.7
Total revenues from contracts with clients	571.8	980.7	1,708.4	2,844.9
Other sources of revenues
Physical precious metals under ASC Topic 815	25,030.2	12,513.4	62,259.7	36,695.5
Physical agricultural and energy products	782.5	991.1	2,903.8	3,183.6
Principal gains, net	305.6	300.0	881.2	810.8
Interest income	379.6	262.7	995.7	685.7
Total revenues	$27,069.7	$15,047.9	$68,748.8	$44,220.5

Total revenues by primary geographic region:
United States	$1,400.2	$1,428.9	$4,411.4	$4,463.6
Europe	618.9	1,014.8	1,837.5	2,841.8
South America	118.5	65.9	351.5	184.6
Middle East and Asia	24,923.7	12,534.9	62,124.4	36,721.2
Other	8.4	3.4	24.0	9.3
Total revenues	$27,069.7	$15,047.9	$68,748.8	$44,220.5

Operating revenues by primary geographic region:
United States	$657.9	$559.6	$1,815.9	$1,588.0
Europe	162.5	145.1	459.2	352.1
South America	43.5	34.3	109.9	97.8
Middle East and Asia	41.4	34.4	107.1	88.9
Other	8.4	3.5	24.0	9.3
Total operating revenues	$913.7	$776.9	$2,516.1	$2,136.1

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Dividend income on long equity positions	$77.7	$10.2	$163.7	$27.5
Dividend expense on short equity positions	79.1	11.6	162.6	28.8
Dividend (loss)/income, net reported within Principal Gains, net	$(1.4)	$(1.4)	$1.1	$(1.3)
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Non-income taxes	$2.6	$4.1	$7.9	$11.0
Insurance	2.8	2.5	8.9	8.2
Employee related expenses	1.8	2.1	5.4	8.0
Other direct business expenses	3.8	3.0	11.7	11.1
Membership fees	0.9	0.9	2.8	2.8
Director and public company expenses	0.6	0.5	1.8	1.5
Office expenses	0.6	0.5	1.7	1.4
Other expenses	5.0	1.8	10.1	6.1
Total other expenses	$18.1	$15.4	$50.3	$50.1
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
The Company’s effective tax rate was 30% and 26% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended June 30, 2024 due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2024. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2024
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$390.5	$252.8
StoneX Financial Ltd.	FCA	$454.2	$358.0
Gain Capital Group, LLC	CFTC and NFA	$50.3	$29.9
StoneX Financial Pte. Ltd.	MAS	$93.9	$26.2
StoneX Markets LLC	CFTC and NFA	$239.2	$138.3
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2024, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has approximately 4,400 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total revenues:
Commercial	$26,410.3	$14,444.5	$66,867.4	$42,188.7
Institutional	508.9	381.1	1,408.0	1,087.1
Retail	104.1	170.7	317.1	791.5
Payments	51.1	53.2	161.0	158.4
Corporate	8.3	8.6	31.9	23.9
Eliminations	(13.0)	(10.2)	(36.6)	(29.1)
Total	$27,069.7	$15,047.9	$68,748.8	$44,220.5
Operating revenues:
Commercial	$262.2	$252.7	$661.1	$655.2
Institutional	508.9	381.1	1,408.0	1,087.1
Retail	96.2	91.5	290.7	240.6
Payments	51.1	53.2	161.0	158.4
Corporate	8.3	8.6	31.9	23.9
Eliminations	(13.0)	(10.2)	(36.6)	(29.1)
Total	$913.7	$776.9	$2,516.1	$2,136.1
Net operating revenues (loss):
Commercial	$220.5	$213.6	$548.1	$551.4
Institutional	157.7	120.3	456.1	401.4
Retail	68.5	65.1	209.8	159.8
Payments	48.7	51.0	153.7	151.7
Corporate	(26.9)	(14.1)	(55.3)	(47.0)
Total	$468.5	$435.9	$1,312.4	$1,217.3
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$168.7	$156.9	$414.4	$413.5
Institutional	104.8	81.7	307.5	265.6
Retail	63.7	60.3	196.2	147.9
Payments	40.1	41.9	125.0	122.1
Total	$377.3	$340.8	$1,043.1	$949.1
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$125.7	$117.0	$298.5	$302.7
Institutional	62.2	45.1	188.7	162.9
Retail	27.6	17.2	89.5	17.8
Payments	28.2	28.6	87.8	76.8
Total	$243.7	$207.9	$664.5	$560.2
Reconciliation of segment income to income before tax:
Segment income	$243.7	$207.9	$664.5	$560.2
Net operating revenue (loss) with Corporate	(26.9)	(14.1)	(55.3)	(47.0)
Overhead costs and expenses	(128.8)	(99.3)	(353.2)	(289.1)
Gain on acquisition	—	—	—	23.5
Income before tax	$88.0	$94.5	$256.0	$247.6

(in millions)	As of June 30, 2024	As of September 30, 2023
Total assets:
Commercial	$4,743.7	$4,676.3
Institutional	18,635.7	15,059.3
Retail	1,056.9	1,014.2
Payments	562.3	376.6
Corporate	932.2	812.3
Total	$25,930.8	$21,938.7

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platform and our team of approximately 4,400 employees as of June 30, 2024. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
Executive Summary
In the third quarter of fiscal 2024, we experienced strong client engagement resulting in increased volumes across nearly all of our operating segments and products. However, with the exception of base metals commodity markets in our Commercial segment, diminished volatility persisted during the quarter, generally leading to lower rate per million (“RPM”) realized on client activity. Despite a decline in average client equity and money market/FDIC client balances, driven by lower margin requirements, interest and fee income earned on client balances increased compared to the three months ended June 30, 2023, as we achieved an increase in the interest rate realized on these client balances. As noted in Results of Operations below, operating revenues were favorably impacted by realized gains on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Operating revenues increased $136.8 million, or 18%, to $913.7 million in the three months ended June 30, 2024 compared to $776.9 million in the three months ended June 30, 2023, led by our Institutional and Commercial segments which added $127.8 million and $9.5 million, respectively, compared to the three months ended June 30, 2023. Operating revenues in our Retail segment added $4.7 million, while our Payments segment declined $2.1 million, compared to the three months ended June 30, 2023.

Overall segment income increased $35.8 million, or 17%, compared to the three months ended June 30, 2023, with all of our segments experiencing growth versus the prior year, with the exception of our Payments segment. The growth was led by our Institutional segment which added $17.1 million compared to the three months ended June 30, 2023. In addition, our Retail and Commercial segments increased $10.4 million and $8.7 million, respectively, compared to the three months ended June 30, 2023, while our Payments segment income declined $0.4 million.
Interest expense related to corporate funding purposes increased $9.2 million to $24.1 million in the three months ended June 30, 2024 compared to $14.9 million in the three months ended June 30, 2023. The increase in interest expense attributable to corporate funding was principally due to incremental interest from the March 1, 2024 issuance of our 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), partially offset by lower average borrowings on our revolving credit facility. While funds from the issuance of the Notes due 2031 were used to redeem the 8.625% Senior Secured Notes due 2025 (the “Notes due 2025”), the redemption did not occur until June 17, 2024, in order to redeem those notes at par. Upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which we have classified as a component of Interest expense on corporate funding in the Condensed Consolidated Income Statements.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 52% of total expenses in the three months ended June 30, 2024 as compared to 54% in the three months ended June 30, 2023. Non-variable expenses, excluding bad debts, increased $36.6 million compared to the three months ended June 30, 2023, principally due to higher fixed compensation and benefits, professional fees, non-trading technology and support and occupancy and equipment rental. The increase in fixed compensation and benefits includes $4.5 million in severance and accelerated share-based compensation related to the departure of an executive officer in the three months ended June 30, 2024.
Net income decreased $7.6 million to $61.9 million in the three months ended June 30, 2024 compared to $69.5 million in the three months ended June 30, 2023. Net income in the three months ended June 30, 2024 includes a nonrecurring gain related to proceeds of $1.8 million resulting from a settlement in a gold fix class action settlement recovery matter, which is included in Gain on acquisition and other gains in the Condensed Consolidated Income Statement. Diluted earnings per share were $1.88 for the three months ended June 30, 2024 compared to $2.17 in the three months ended June 30, 2023.

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
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenues:
Sales of physical commodities	$26,196.2	$14,319.2	83%	$66,339.0	$42,228.8	57%
Principal gains, net	305.6	300.0	2%	881.2	810.8	9%
Commission and clearing fees	143.0	126.8	13%	408.9	375.5	9%
Consulting, management, and account fees	45.3	39.2	16%	124.0	119.7	4%
Interest income	379.6	262.7	44%	995.7	685.7	45%
Total revenues	27,069.7	15,047.9	80%	68,748.8	44,220.5	55%
Cost of sales of physical commodities	26,156.0	14,271.0	83%	66,232.7	42,084.4	57%
Operating revenues	913.7	776.9	18%	2,516.1	2,136.1	18%
Transaction-based clearing expenses	81.0	66.7	21%	233.8	203.2	15%
Introducing broker commissions	43.1	43.4	(1)%	124.2	122.4	1%
Interest expense	297.0	216.0	38%	792.2	549.0	44%
Interest expense on corporate funding	24.1	14.9	62%	53.5	44.2	21%
Net operating revenues	468.5	435.9	7%	1,312.4	1,217.3	8%
Compensation and benefits	257.5	226.6	14%	710.0	658.1	8%
Bad debts (recoveries), net	0.5	6.3	(92)%	(0.2)	10.0	n/m
Other expenses	124.3	108.5	15%	355.3	325.1	9%
Total compensation and other expenses	382.3	341.4	12%	1,065.1	993.2	7%
Gain on acquisition and other gains	1.8	—	n/m	8.7	23.5	(63)%
Income before tax	88.0	94.5	(7)%	256.0	247.6	3%
Income tax expense	26.1	25.0	4%	71.9	59.8	20%
Net income	$61.9	$69.5	(11)%	$184.1	$187.8	(2)%

Return on average stockholders’ equity	15.7%	21.6%		16.4%	20.9%

Balance Sheet information:				June 30, 2024	June 30, 2023	% Change
Total assets				$25,930.8	$21,933.1	18%
Payables to lenders under loans				$227.8	$422.6	(46)%
Senior secured borrowings, net				$542.8	$341.3	59%
Stockholders’ equity				$1,607.8	$1,329.9	21%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$130.5	$107.6	21%	$351.4	$317.9	11%
Over-the-counter (“OTC”) derivatives	66.2	71.9	(8)%	163.7	172.3	(5)%
Securities	374.0	272.4	37%	1,030.9	755.7	36%
FX / Contracts For Difference (“CFD”) contracts	76.5	72.1	6%	231.4	182.7	27%
Payments	50.0	52.7	(5)%	157.8	155.4	2%
Physical contracts	67.3	81.0	(17)%	164.6	194.8	(16)%
Interest / fees earned on client balances	115.9	92.2	26%	318.5	281.8	13%
Other	38.0	28.6	33%	102.5	80.7	27%
Corporate	8.3	8.6	(3)%	31.9	23.9	33%
Eliminations	(13.0)	(10.2)	27%	(36.6)	(29.1)	26%
	$913.7	$776.9	18%	$2,516.1	$2,136.1	18%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	52,736	39,044	35%	157,299	120,831	30%
Listed derivatives, average rate per contract (1)	$2.39	$2.62	(9)%	$2.13	$2.47	(14)%
Average client equity - listed derivatives (millions)	$5,957	$6,459	(8)%	$6,063	$7,301	(17)%
OTC derivatives (contracts, 000’s)	959	1,063	(10)%	2,584	2,638	(2)%
OTC derivatives, average rate per contract	$69.03	$67.75	2%	$63.53	$65.73	(3)%
Securities average daily volume (“ADV”) (millions)	$7,358	$5,378	37%	$7,013	$5,121	37%
Securities rate per million (“RPM”) (2)	$239	$262	(9)%	$256	$314	(18)%
Average money market / FDIC sweep client balances (millions)	$968	$1,269	(24)%	$1,025	$1,393	(26)%
FX / CFD contracts ADV (millions)	$10,861	$10,513	3%	$10,744	$12,278	(12)%
FX / CFD contracts RPM	$111	$107	4%	$113	$79	43%
Payments ADV (millions)	$69	$65	6%	$69	$68	1%
Payments RPM	$11,264	$12,907	(13)%	$12,053	$12,049	—%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating revenues increased $136.8 million, or 18%, to $913.7 million in the three months ended June 30, 2024 compared to $776.9 million in the three months ended June 30, 2023. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $22.9 million, or 21%, to $130.5 million in the three months ended June 30, 2024 compared to $107.6 million in the three months ended June 30, 2023, driven by increases of $16.4 million and $6.5 million in our Commercial and Institutional segments, respectively, as compared to the three months ended June 30, 2023.
Operating revenues derived from OTC derivatives declined $5.7 million, or 8%, to $66.2 million in the three months ended June 30, 2024 compared to $71.9 million in the three months ended June 30, 2023, principally driven by lower client activity in Brazilian agricultural markets.

Operating revenues derived from securities transactions increased $101.6 million, or 37%, to $374.0 million in the three months ended June 30, 2024 compared to $272.4 million in the three months ended June 30, 2023. This increase was principally due to a 37% increase in ADV, as well as an increase in short-term interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. Our calculation of the securities RPM, in the table above, presents the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions increased $16.1 million, or 23%, to $86.2 million in the three months ended June 30, 2024 compared to $70.1 million in the three months ended June 30, 2023. This increase was principally driven by the increase in ADV noted above, which more than offset the 9% decline in the RPM resulting from a tightening of spreads and a change in product mix.
Operating revenues derived from FX/CFD contracts increased $4.4 million, or 6%, to $76.5 million in the three months ended June 30, 2024 compared to $72.1 million in the three months ended June 30, 2023, with a $4.8 million increase in our Retail segment more than offsetting a $0.4 million decline in Institutional segment FX/CFD contracts operating revenues as compared to the three months ended June 30, 2023.
Operating revenues from payments declined $2.7 million, to $50.0 million in the three months ended June 30, 2024 compared to $52.7 million in the three months ended June 30, 2023, principally driven by a 13% decline in the payments RPM, which was partially offset by a 6% increase in the ADV as compared to the three months ended June 30, 2023.
Operating revenues derived from physical contracts declined $13.7 million, or 17%, to $67.3 million in the three months ended June 30, 2024 compared to $81.0 million in the three months ended June 30, 2023. Precious metals related operating revenues were favorably impacted by realized gains of $8.5 million and $3.6 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods in the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivatives, correspondent clearing, and independent wealth management product offerings, increased $23.7 million, or 26%, to $115.9 million in the three months ended June 30, 2024 compared to $92.2 million in the three months ended June 30, 2023. This was principally driven by an increase in the short-term interest rate realized, which was partially offset by declines in average client equity and average money-market/FDIC sweep client balances of 8% and 24%, respectively, as compared to the three months ended June 30, 2023.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Operating revenues increased $380.0 million, or 18%, to $2,516.1 million in the nine months ended June 30, 2024 compared to $2,136.1 million in the nine months ended June 30, 2023. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues from listed derivatives increased $33.5 million, or 11%, to $351.4 million in the nine months ended June 30, 2024 compared to $317.9 million in the nine months ended June 30, 2023, with Institutional and Commercial segment listed derivative operating revenues increasing $13.4 million and $20.1 million, respectively, as compared to the nine months ended June 30, 2023.
Operating revenues in OTC derivatives declined $8.6 million, or 5%, to $163.7 million in the nine months ended June 30, 2024 compared to $172.3 million in the nine months ended June 30, 2023. This decrease was principally driven by declines in OTC average rate per contract and contract volumes of 3% and 2%, respectively, as compared to the nine months ended June 30, 2023.
Operating revenue from securities transactions increased $275.2 million, or 36%, to $1,030.9 million in the nine months ended June 30, 2024 compared to $755.7 million in the nine months ended June 30, 2023. This increase was principally due to a 37% increase in securities ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. Our calculation of securities RPM, in the table above, presents the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions increased $23.0 million, or 9%, to $270.7 million in the nine months ended June 30, 2024 compared to $247.7 million in the three months ended June 30, 2023. This increase was principally driven by the increase in ADV noted above, which more than offset the 18% decline in RPM resulting from a tightening of spreads and a change in product mix.
Operating revenues from FX/CFD contracts increased $48.7 million, or 27%, to $231.4 million in the nine months ended June 30, 2024 compared to $182.7 million in the nine months ended June 30, 2023, with a $52.0 million increase in our Retail segment more than offsetting a $3.3 million decline in Institutional segment FX contracts operating revenues as compared to the nine months ended June 30, 2023.

Operating revenues from payments increased by $2.4 million, or 2%, to $157.8 million in the nine months ended June 30, 2024 compared to $155.4 million in the nine months ended June 30, 2023, principally as a result of a 1% increase in ADV as the RPM traded was relatively flat as compared to the nine months ended June 30, 2023.
Operating revenues from physical contracts declined $30.2 million, or 16%, to $164.6 million in the nine months ended June 30, 2024 compared to $194.8 million in the nine months ended June 30, 2023, Precious metals related operating revenues were unfavorably impacted during the nine months ended June 30, 2024, by unrealized losses on derivative positions of $2.3 million, related to physical inventories held at the lower of cost or net realizable value. Precious metals related operating revenues during the nine months ended June 30, 2023 were favorably impacted by realized gains of $1.5 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our correspondent clearing and independent wealth management businesses, increased $36.7 million, or 13%, to $318.5 million in the nine months ended June 30, 2024 compared to $281.8 million in the nine months ended June 30, 2023, principally as a result of the impact of the increase in the short-term interest rates realized, which was partially offset by declines in average client equity and average money-market/FDIC sweep client balances of 17% and 26%, respectively, as compared to the nine months ended June 30, 2023.
Interest and Transactional Expenses
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Transaction-based clearing expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Transaction-based clearing expenses	$81.0	$66.7	$14.3	21%
Percentage of operating revenues	9%	9%
Expenses were higher in our Equity Capital Markets business, principally related to an increase in ADV and higher ADR conversion fees, and in our Exchange-Traded Futures & Options and LME businesses, principally related to the increase in contracts traded.
Introducing broker commissions

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Introducing broker commissions	$43.1	$43.4	$(0.3)	(1)%
Percentage of operating revenues	5%	6%
Expenses were relatively unchanged with lower payouts within our Retail Forex, Correspondent Clearing, and Financial Ag and Energy businesses nearly offset by higher expenses in our Independent Wealth Management business, principally due to increased revenues.
Interest expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$229.1	$156.4	$72.7	46%
Securities borrowing	16.6	11.4	5.2	46%
Client balances on deposit	31.7	34.0	(2.3)	(7)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	19.6	14.2	5.4	38%
	297.0	216.0	81.0	38%
Corporate funding	24.1	14.9	9.2	62%
Total interest expense	$321.1	$230.9	$90.2	39%

Increased interest expense attributable to trading activities principally resulted from an increase in our fixed income and securities borrowing activities, along with the effect of the increase in short-term interest rates, partially offset by a decrease in interest expense attributable to client balances, principally resulting from the decline in average client equity. Interest expense attributable to short-term financing facilities of subsidiaries and other direct interest of operating segments increased principally within our Equity Capital Markets business.
The increase in interest expense attributable to corporate funding was principally due to incremental interest from our March 1, 2024 issuance of the Notes due 2031, partially offset by lower average borrowings on our revolving credit facility. While funds from the issuance of the Notes due 2031 were used to redeem the Notes due 2025, the redemption did not occur until June 17, 2024, in order to redeem those notes at par. Upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which we have classified as a component of Interest expense on corporate funding on the Condensed Consolidated Income Statements.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Transaction-based clearing expenses

	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Transaction-based clearing expenses	$233.8	$203.2	$30.6	15%
Percentage of operating revenues	9%	10%
Expenses were higher in our Exchange-Traded Futures & Options, Financial Ag and Energy and LME businesses, principally related to the increase in contracts traded. Expenses were also higher in our Equity Capital Markets business, principally related to an increase in ADV and higher ADR conversion fees. Partially offsetting these increases were lower expenses in the Retail Forex business, principally related to reducing costs through successful renegotiation of certain vendor contracts.
Introducing broker commissions

	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Introducing broker commissions	$124.2	$122.4	$1.8	1%
Percentage of operating revenues	5%	6%
Expenses were higher in our Independent Wealth Management business, principally driven by increased revenues, higher in our Financial Ag and Energy business, principally due to increased volume and client mix traded, and higher in our Physical Ag and Energy business, principally due to the growth in our physical cotton business following the acquisition of CDI. These increases were partially offset by lower payouts within our Retail Forex, Exchange-Traded Futures & Options, and Correspondent Clearing businesses.
Interest expense

	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$599.2	$372.1	$227.1	61%
Securities borrowing	45.2	27.6	17.6	64%
Client balances on deposit	99.4	107.7	(8.3)	(8)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	48.4	41.6	6.8	16%
	792.2	549.0	243.2	44%
Corporate funding	53.5	44.2	9.3	21%
Total interest expense	$845.7	$593.2	$252.5	43%
Increased interest expense attributable to trading activities principally resulted from an increase in our fixed income and securities borrowing activities, as well as the effect of the increase in short-term interest rates, partially offset by a decrease in interest expense attributable to client balances, principally resulting from the decline in average client equity within our Exchange-Traded Futures & Options business. Interest expense attributable to short-term financing facilities of subsidiaries and other direct interest of operating segments increased principally within our Equity Capital Markets business, partially offset by lower average borrowings on our revolving credit facility within our Physical Ag and Energy business.

The increase in interest expense attributable to corporate funding was principally due to incremental interest from our March 1, 2024 issuance of the Notes due 2031, partially offset by lower average borrowings on our revolving credit facility. While funds from the issuance of the Notes due 2031 were used to redeem the Notes due 2025, the redemption did not occur until June 17, 2024, in order to redeem those notes at par. Upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which we have classified as a component of Interest expense on corporate funding on the Condensed Consolidated Income Statements.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net Operating Revenues (in millions):
Listed derivatives	$65.3	$49.8	31%	$163.9	$152.0	8%
OTC derivatives	66.2	71.9	(8)%	163.6	172.2	(5)%
Securities	86.2	70.1	23%	270.7	247.7	9%
FX / CFD contracts	67.6	64.3	5%	205.6	153.2	34%
Payments	47.5	50.6	(6)%	150.4	148.8	1%
Physical contracts	55.8	69.3	(19)%	134.6	164.0	(18)%
Interest, net / fees earned on client balances	86.4	57.9	49%	223.4	175.6	27%
Other	20.4	16.1	27%	55.5	50.8	9%
Corporate	(26.9)	(14.1)	91%	(55.3)	(47.0)	18%
	$468.5	$435.9	7%	$1,312.4	$1,217.3	8%
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Compensation and benefits:
Variable compensation and benefits	$140.6	$130.5	8%	$386.2	$370.8	4%
Fixed compensation and benefits	116.9	96.1	22%	323.8	287.3	13%
	257.5	226.6	14%	710.0	658.1	8%
Other expenses:
Trading systems and market information	20.1	19.4	4%	58.2	54.9	6%
Professional fees	20.0	13.9	44%	55.0	41.1	34%
Non-trading technology and support	18.7	13.7	36%	53.6	44.7	20%
Occupancy and equipment rental	13.5	10.0	35%	34.8	29.5	18%
Selling and marketing	12.8	13.7	(7)%	40.1	40.8	(2)%
Travel and business development	6.9	6.2	11%	21.1	17.7	19%
Communications	1.9	2.4	(21)%	6.4	6.7	(4)%
Depreciation and amortization	12.3	13.8	(11)%	35.8	39.6	(10)%
Bad debts, net of recoveries	0.5	6.3	(92)%	(0.2)	10.0	n/m
Other	18.1	15.4	18%	50.3	50.1	—%
	124.8	114.8	9%	355.1	335.1	6%
Total compensation and other expenses	$382.3	$341.4	12%	$1,065.1	$993.2	7%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Compensation and Other Expenses: Compensation and other expenses increased $40.9 million, or 12%, to $382.3 million in the three months ended June 30, 2024 compared to $341.4 million in the three months ended June 30, 2023.
Compensation and Benefits:

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$117.0	$108.6	$8.4	8%
Administrative, executive, and centralized and local operations	23.6	21.9	1.7	8%
Total variable compensation and benefits	140.6	130.5	10.1	8%
Variable compensation and benefits as a percentage of net operating revenues	30%	30%

Fixed compensation and benefits:
Non-variable salaries	77.5	68.7	8.8	13%
Employee benefits and other compensation	24.6	20.3	4.3	21%
Share-based compensation	10.7	6.4	4.3	67%
Severance	4.1	0.7	3.4	486%
Total fixed compensation and benefits	116.9	96.1	20.8	22%
Total compensation and benefits	257.5	226.6	30.9	14%
Total compensation and benefits as a percentage of operating revenues	28%	29%
Number of employees, end of period	4,458	3,972	486	12%
Non-variable salaries increased within the Commercial and Institutional segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher retirement and benefits costs principally related to the increase in headcount, and a decrease in employee-elected deferred incentive. The three months ended June 30, 2024 also included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during the first quarter of 2024, as well as from the increase in the value of previously granted restricted stock awards related to employee-elected and statutorily-required deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The three months ended June 30, 2024 also included $0.9 million in accelerated share-based compensation due to the departure of the executive officer.
During the three months ended June 30, 2024, severance costs were related to the departure of several employees, including the executive officer mentioned above.
Other Expenses: Other non-compensation expenses increased $10.0 million, or 9%, to $124.8 million in the three months ended June 30, 2024 compared to $114.8 million in the three months ended June 30, 2023.
Professional fees increased $6.1 million, principally due to higher legal fees related to matters in which we are defendants, as well as related to advisory matters in the normal course of business. Additionally, the increase is related to higher consulting fees, principally within our Physical Ag & Energy business and IT Development, as well as from higher accounting-related fees due to the timing and scope of various services provided.
Non-trading technology and support increased $5.0 million, principally due to higher non-trading software maintenance and support costs related to various technologies used throughout core-IT, compliance and Retail Forex.
Occupancy and equipment rental increased $3.5 million, principally due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth. Additionally, we experienced higher costs in India, the U.S., and Singapore.
During the three months ended June 30, 2024, we recorded bad debts, net of recoveries of $0.5 million, principally related to client trading account deficits in our Retail Forex business. During the three months ended June 30, 2023, bad debts, net of recoveries were $6.3 million, principally related to bad debt expense of $4.5 million of client receivable in the Physical Ag & Energy business, $1.5 million of client trading account deficits in our Retail Forex business, and $0.4 million in client trading account deficits in our Financial Ag & Energy business.

Other expenses increased $2.7 million, principally due to an accrual of $3.5 million related to our proposed settlement offer of a post-acquisition commitment contingency, partially offset by a decrease in other non-income taxes.
Other Gain: The results of the three months ended June 30, 2024 include a nonrecurring gain related to proceeds of $1.8 million resulting from settlement of a gold fix class action settlement recovery matter, reported within our Retail segment.
Provision for Taxes: The effective income tax rate was 30% and 26% in the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Compensation and Other Expenses: Compensation and other expenses increased $71.9 million, or 7%, to $1,065.1 million in the nine months ended June 30, 2024 compared to $993.2 million in the nine months ended June 30, 2023.
Compensation and Benefits:

	Nine Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$321.3	$313.0	$8.3	3%
Administrative, executive, and centralized and local operations	64.9	57.8	7.1	12%
Total variable compensation and benefits	386.2	370.8	15.4	4%
Variable compensation and benefits as a percentage of net operating revenues	29%	30%

Fixed compensation and benefits:
Non-variable salaries	224.1	196.6	27.5	14%
Employee benefits and other compensation	65.5	56.0	9.5	17%
Share-based compensation	27.7	21.3	6.4	30%
Severance	6.5	13.4	(6.9)	(51)%
Total fixed compensation and benefits	323.8	287.3	36.5	13%
Total compensation and benefits	$710.0	$658.1	$51.9	8%
Total compensation and benefits as a percentage of operating revenues	28%	31%
Number of employees, end of period	4,458	3,972	486	12%
Non-variable salaries increased within the Commercial and Institutional segments, as well as within our overhead departments, principally due to the increase in headcount resulting from expanding capabilities among our business lines, as well as the growth in our operational and overhead departments supporting our business initiatives, as well as the impact of annual merit increases.
Employee benefits and other compensation, increased principally due to higher payroll taxes, benefits, and retirement costs principally related to the increase in headcount, and a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. The nine months ended June 30, 2024 also included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation increased principally due to the issuance of additional stock option awards during the nine months ended June 30, 2024, as well as from the increase in the value of previously granted restricted stock awards related to employee-elected and statutorily-required deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The nine months ended June 30, 2024 also included $0.9 million in accelerated share-based compensation due to the departure of the executive officer.
During the nine months ended June 30, 2024, severance costs were $6.5 million, relating to the departure of several employees, including the executive officer mentioned above. During the nine months ended June 30, 2023, severance costs were $13.4 million, principally related to a reorganization within the Payments business.
Other Expenses: Other non-compensation expenses increased $20.0 million, or 6%, to $355.1 million in the nine months ended June 30, 2024 compared to $335.1 million in the nine months ended June 30, 2023.
Professional fees increased $13.9 million, principally due to higher legal fees related to matters in which we are defendants, as well as related to advisory matters in the normal course of business. Additionally, the increase is related to higher consulting fees, principally within our Physical Ag & Energy business and IT Development, as well as from higher accounting-related fees due to the timing and scope of various services provided.

Non-trading technology and support increased $8.9 million, principally due to higher non-trading software maintenance and support costs related to various technology used throughout core-IT, compliance and Retail Forex.
Occupancy and equipment rental increased $5.3 million, principally due to additional office space acquired in London and India, as well as certain accelerated charges incurred as we consolidate office space in London to support our current and anticipated future growth, partially offset by a partial refund of property tax and related expenses covering prior years in London. Additionally, we experienced higher costs in the U.S. and Singapore.
Travel and business development increased $3.4 million, principally due to higher transportation and lodging costs across our Commercial and Institutional segments and support departments, as well as transportation and lodging costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
During the nine months ended June 30, 2024, we recorded net recoveries of bad debts of $0.2 million, principally related to recoveries within our Institutional segment of $1.8 million, which were partially offset by bad debt expense of $1.0 million of client receivables in our Payments segment and $0.6 million within our Retail segment. During the nine months ended June 30, 2023, bad debts, net of recoveries was $10.0 million, principally related to bad debt expense of $7.6 million of client receivables in the Physical Ag & Energy business, $2.3 million of client trading account deficits in our Retail Forex business, and $0.4 million in client trading account deficits in our Financial Ag & Energy business
Gain on Acquisition and Other Gains: The results of the nine months ended June 30, 2024 include nonrecurring gains of $1.8 million resulting from settlement of a gold fix class action settlement recovery matter, reported within our Retail segment, and $6.9 million resulting from the settlement of a commodity exchange gold futures and options trading matter, reported within our Commercial segment. The results of the nine months ended June 30, 2023 included a nonrecurring gain of $23.5 million related to the acquisition of CDI.
Provision for Taxes: Our effective income tax rate was 28% and 24% for nine months ended June 30, 2024 and 2023, respectively. The gain on acquisition of $23.5 million in the nine months ended June 30, 2023 was not taxable and reduced the effective income tax rate 3.2%.
The effective income tax rate for the nine months ended June 30, 2024 and 2023 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Variable compensation and benefits	$140.6	28%	$130.5	29%	$386.2	27%	$370.8	28%
Transaction-based clearing expenses	81.0	16%	66.7	15%	233.8	16%	203.2	15%
Introducing broker commissions	43.1	8%	43.4	10%	124.2	9%	122.4	9%
Total variable expenses	264.7	52%	240.6	54%	744.2	52%	696.4	52%
Fixed compensation and benefits	116.9	23%	96.1	21%	323.8	23%	287.3	22%
Other fixed expenses	124.3	25%	108.5	24%	355.3	25%	325.1	25%
Bad debts (recoveries), net	0.5	—%	6.3	1%	(0.2)	—%	10.0	1%
Total non-variable expenses	241.7	48%	210.9	46%	678.9	48%	622.4	48%
Total non-interest expenses	$506.4	100%	$451.5	100%	$1,423.1	100%	$1,318.8	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,400 employees allowing us to serve clients in more than 180 countries.
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
In the accompanying segment tables, ‘Allocation of overhead costs’ has been added beneath ‘Segment income’, which reconciles the segment income measure to the segment income, less allocation of overhead costs measure for the three and nine months ended June 30, 2024.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2024	% of Operating Revenues	2023	% of Operating Revenues	2024	% of Operating Revenues	2023	% of Operating Revenues
Revenues:
Sales of physical commodities	$26,196.2		$14,319.2		$66,339.0		$42,228.8
Principal gains, net	307.3		302.6		880.3		811.9
Commission and clearing fees	143.6		127.2		410.8		376.9
Consulting, management, and account fees	44.7		39.1		122.3		117.0
Interest income	382.6		261.4		1,001.1		691.1
Total revenues	27,074.4		15,049.5		68,753.5		44,225.7
Cost of sales of physical commodities	26,156.0		14,271.0		66,232.7		42,084.4
Operating revenues	918.4	100%	778.5	100%	2,520.8	100%	2,141.3	100%
Transaction-based clearing expenses	81.1	9%	66.7	9%	233.2	9%	203.2	9%
Introducing broker commissions	43.1	5%	43.4	6%	124.2	5%	122.4	6%
Interest expense	298.8	33%	218.4	28%	795.7	32%	551.4	26%
Net operating revenues	495.4		450.0		1,367.7		1,264.3
Variable direct compensation and benefits	118.1	13%	109.2	14%	324.6	13%	315.2	15%
Net contribution	377.3		340.8		1,043.1		949.1
Fixed compensation and benefits	57.5		52.6		162.5		158.7
Other fixed expenses	77.4		74.0		225.0		220.2
Bad debts (recoveries), net	0.5		6.3		(0.2)		10.0
Total non-variable direct expenses	135.4	15%	132.9	17%	387.3	15%	388.9	18%
Other gains	1.8		—		8.7		—
Segment income	243.7		207.9		664.5		560.2
Allocation of overhead costs (1)	39.2		—		116.8		—
Segment income, less allocation of overhead costs	$204.5		$207.9		$547.7		$560.2
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the three months ended June 30, 2024 and nine months ended June 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenues:
Sales of physical commodities	$26,186.1	$14,240.1	84%	$66,305.6	$41,668.8	59%
Principal gains, net	113.7	109.5	4%	264.5	254.1	4%
Commission and clearing fees	52.3	50.0	5%	143.6	133.3	8%
Consulting, management and account fees	7.1	6.9	3%	20.0	19.8	1%
Interest income	51.1	38.0	34%	133.7	112.7	19%
Total revenues	26,410.3	14,444.5	83%	66,867.4	42,188.7	58%
Cost of sales of physical commodities	26,148.1	14,191.8	84%	66,206.3	41,533.5	59%
Operating revenues	262.2	252.7	4%	661.1	655.2	1%
Transaction-based clearing expenses	19.0	16.3	17%	51.7	44.1	17%
Introducing broker commissions	11.7	12.0	(3)%	33.0	29.4	12%
Interest expense	11.0	10.8	2%	28.3	30.3	(7)%
Net operating revenues	220.5	213.6	3%	548.1	551.4	(1)%
Variable direct compensation and benefits	51.8	56.7	(9)%	133.7	137.9	(3)%
Net contribution	168.7	156.9	8%	414.4	413.5	—%
Fixed compensation and benefits	19.5	16.0	22%	51.5	46.0	12%
Other fixed expenses	23.5	18.9	24%	71.3	56.9	25%
Bad debts (recoveries), net	—	5.0	(100)%	—	7.9	(100)%
Non-variable direct expenses	43.0	39.9	8%	122.8	110.8	11%
Other gains	—	—	n/m	6.9	—	n/m
Segment income	125.7	117.0	7%	298.5	302.7	(1)%
Allocation of overhead costs (1)	8.9	—	—	26.6	—	—
Segment income, less allocation of overhead costs	$116.8	$117.0	n/m	$271.9	$302.7	n/m
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the three and nine months ended June 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$78.6	$62.2	26%	$197.1	$177.0	11%
OTC derivatives	66.2	71.9	(8)%	163.7	172.3	(5)%
Physical contracts	65.3	77.0	(15)%	159.8	182.6	(12)%
Interest / fees earned on client balances	45.2	35.0	29%	120.5	104.5	15%
Other	6.9	6.6	5%	20.0	18.8	6%
	$262.2	$252.7	4%	$661.1	$655.2	1%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	10,547	9,021	17%	29,704	25,532	16%
Listed derivatives, average rate per contract (1)	$7.21	$6.58	10%	$6.39	$6.62	(3)%
Average client equity - listed derivatives (millions)	$1,751	$1,815	(4)%	$1,712	$1,974	(13)%
OTC derivatives (contracts, 000’s)	959	1,063	(10)%	2,584	2,638	(2)%
OTC derivatives, average rate per contract	$69.03	$67.75	2%	$63.53	$65.73	(3)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating revenues increased $9.5 million, or 4%, to $262.2 million in the three months ended June 30, 2024 compared to $252.7 million in the three months ended June 30, 2023. Net operating revenues increased $6.9 million, or 3%, to $220.5 million in the three months ended June 30, 2024 compared to $213.6 million in the three months ended June 30, 2023.
Operating revenues derived from listed derivatives increased $16.4 million, or 26%, to $78.6 million in the three months ended June 30, 2024 compared to $62.2 million in the three months ended June 30, 2023. This increase was principally due to 17%

and 10% increases in listed derivatives contract volumes and average rate per contract, respectively, compared to the three months ended June 30, 2023. These increases were primarily driven by an increase in client activity and widening of spreads in in LME base metals markets, following U.S. and U.K. imposed sanctions on Russian base metals exports.
Operating revenues derived from OTC derivatives declined $5.7 million, or 8%, to $66.2 million in the three months ended June 30, 2024 compared to $71.9 million in the three months ended June 30, 2023. This decline was principally due to a 10% decrease in OTC derivative volumes, most notably in Brazilian markets, which was partially offset by 2% increase in the average rate per contract as compared to the three months ended June 30, 2023.
Operating revenues derived from physical contracts declined $11.7 million, or 15%, to $65.3 million in the three months ended June 30, 2024 compared to $77.0 million in the three months ended June 30, 2023. This was principally driven by a $13.8 million decline in operating revenues in our physical agricultural and energy business, which was partially offset by a $1.9 million increase in operating revenues in our precious metals businesses, as compared to the three months ended June 30, 2023. Precious metals operating revenues were favorably impacted by realized gains of $8.4 million and $3.3 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods, during the three months ended June 30, 2024 and 2023, respectively.
Interest and fee income earned on client balances increased $10.2 million, or 29%, to $45.2 million in the three months ended June 30, 2024 compared to $35.0 million in the three months ended June 30, 2023, primarily as a result of an increase in the short term interest rates realized, which was partially offset by a 4% decline in average client equity to $1,751 million in the three months ended June 30, 2024.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 31% in the three months ended June 30, 2024 compared to 34% in the three months ended June 30, 2023, primarily as a result of the impact of the realized gains on precious metals inventories, discussed above, which are not correlated to variable expenses.
Segment income increased $8.7 million, or 7%, to $125.7 million in the three months ended June 30, 2024 compared to $117.0 million in the three months ended June 30, 2023, principally due to the increase in operating revenues, which was partially offset by a $3.1 million increase in non-variable direct expenses. The increase in non-variable direct expenses was driven by a $3.5 million increase in fixed compensation and benefits and a $4.6 million increase in other fixed expenses, including a $0.9 million increase in selling and marketing and a $1.2 million increase in professional fees as compared to the three months ended June 30, 2023. These increases were partially offset by a $5.0 million decline in bad debt expense as compared to the three months ended June 30, 2023.
For the three months ended June 30, 2024, we have calculated an allocation for overhead costs of $8.9 million for the Commercial segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Operating revenues increased $5.9 million, or 1%, to $661.1 million in the nine months ended June 30, 2024 compared to $655.2 million in the nine months ended June 30, 2023. Net operating revenues decreased $3.3 million, or 1%, to $548.1 million in the nine months ended June 30, 2024 compared to $551.4 million in the nine months ended June 30, 2023.
Operating revenues derived from listed derivatives increased $20.1 million, or 11%, to $197.1 million in the nine months ended June 30, 2024 compared to $177.0 million in the nine months ended June 30, 2023. This was principally driven by a 16% increase in listed derivative contract volumes, primarily in agricultural and LME base metal commodity markets. This was partially offset by a 3% decline in the average rate per contract.
Operating revenues derived from OTC transactions declined $8.6 million, or 5%, to $163.7 million in the nine months ended June 30, 2024 compared to $172.3 million in the nine months ended June 30, 2023. This decrease principally resulted from a 3% decline in the average rate per contract as well as a 2% decrease in OTC volumes as compared to the nine months ended June 30, 2023.
Operating revenues derived from physical transactions declined $22.8 million, or 12%, to $159.8 million in the nine months ended June 30, 2024 compared to $182.6 million in the nine months ended June 30, 2023. This was principally driven by a $19.0 million decline in operating revenues in our physical agricultural and energy business and to a lesser extent a $3.9 million decline in operating revenues in our precious metals businesses, as compared to the nine months ended June 30, 2023.
Interest and fee income earned on client balances increased $16.0 million, or 15%, to $120.5 million in the nine months ended June 30, 2024 compared to $104.5 million in the nine months ended June 30, 2023, as a result of an increase in the short-term interest rates realized, which was partially offset by a 13% decrease in average client equity to $1,712 million in the nine months ended June 30, 2024.

Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 33% in the nine months ended June 30, 2024 compared to 32% in the nine months ended June 30, 2023.
Segment income decreased $4.2 million, or 1%, to $298.5 million in the nine months ended June 30, 2024 compared to $302.7 million in the nine months ended June 30, 2023, partially due to the decline in net operating revenues, as well as a $12.0 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $5.5 million increase in fixed compensation and benefits, a $3.1 million increase in professional fees, a $1.6 million increase in depreciation and amortization, a $1.1 million increase in selling and marketing, and a $1.0 million increase in travel and business development. The increase in non-variable direct expenses were partially offset by a $7.9 million decline in bad debts, net of recoveries. Also, the decline in segment income was partially offset by a nonrecurring gain of $6.9 million related to proceeds from a settlement in a commodity exchange gold futures and options trading matter.
For the nine months ended June 30, 2024, we have calculated an allocation for overhead costs of $26.6 million for the Commercial segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	89.2	82.8	8%	290.0	273.1	6%
Commission and clearing fees	77.6	63.6	22%	225.7	204.0	11%
Consulting, management and account fees	21.0	18.4	14%	56.0	54.0	4%
Interest income	321.1	216.3	48%	836.3	556.0	50%
Total revenues	508.9	381.1	34%	1,408.0	1,087.1	30%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	508.9	381.1	34%	1,408.0	1,087.1	30%
Transaction-based clearing expenses	57.3	45.8	25%	166.2	141.1	18%
Introducing broker commissions	8.6	9.1	(5)%	24.3	27.8	(13)%
Interest expense	285.3	205.9	39%	761.4	516.8	47%
Net operating revenues	157.7	120.3	31%	456.1	401.4	14%
Variable direct compensation and benefits	52.9	38.6	37%	148.6	135.8	9%
Net contribution	104.8	81.7	28%	307.5	265.6	16%
Fixed compensation and benefits	19.6	15.4	27%	56.4	44.2	28%
Other fixed expenses	23.0	21.4	7%	64.2	58.7	9%
Bad debts (recoveries), net	—	(0.2)	(100)%	(1.8)	(0.2)	n/m
Non-variable direct expenses	42.6	36.6	16%	118.8	102.7	16%
Segment income	62.2	45.1	38%	188.7	162.9	16%
Allocation of overhead costs (1)	13.1	—	—	39.2	—	—
Segment income, less allocation of overhead costs	$49.1	$45.1	n/m	$149.5	$162.9	n/m

(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the three and nine months ended June 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$51.9	$45.4	14%	$154.3	$140.9	10%
Securities	348.6	249.0	40%	957.1	688.8	39%
FX contracts	9.1	9.5	(4)%	24.7	28.0	(12)%
Interest / fees earned on client balances	70.1	56.5	24%	196.0	175.0	12%
Other	29.2	20.7	41%	75.9	54.4	40%
	$508.9	$381.1	34%	$1,408.0	$1,087.1	30%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	42,188	30,023	41%	127,595	95,299	34%
Listed derivatives, average rate per contract (1)	$1.18	$1.43	(17)%	$1.14	$1.36	(16)%
Average client equity - listed derivatives (millions)	$4,206	$4,645	(9)%	$4,352	$5,327	(18)%
Securities ADV (millions)	$7,358	$5,378	37%	$7,013	$5,121	37%
Securities RPM (2)	$239	$262	(9)%	$256	$314	(18)%
Average money market / FDIC sweep client balances (millions)	$968	$1,269	(24)%	$1,025	$1,393	(26)%
FX contracts ADV ( millions)	$3,958	$3,612	10%	$3,997	$4,520	(12)%
FX contracts RPM	$40	$42	(5)%	$35	$33	6%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating revenues increased $127.8 million, or 34%, to $508.9 million in the three months ended June 30, 2024 compared to $381.1 million in the three months ended June 30, 2023. Net operating revenues increased $37.4 million, or 31%, to $157.7 million in the three months ended June 30, 2024 compared to $120.3 million in the three months ended June 30, 2023.
Operating revenues derived from listed derivatives increased $6.5 million, or 14%, to $51.9 million in the three months ended June 30, 2024 compared to $45.4 million in the three months ended June 30, 2023, principally due to an 41% increase in listed derivative contract volumes, which was partially offset by a 17% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $99.6 million, or 40%, to $348.6 million in the three months ended June 30, 2024 compared to $249.0 million in the three months ended June 30, 2023. The ADV of securities traded increased 37%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. Our calculation of Securities RPM, in the table above, presents the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 9% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts declined $0.4 million, or 4%, to $9.1 million in the three months ended June 30, 2024 compared to $9.5 million in the three months ended June 30, 2023, principally driven by a 5% decline in the FX contracts RPM, which was partially offset by a 10% increase in the ADV of FX contracts.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $13.6 million, to $70.1 million in the three months ended June 30, 2024, principally driven by an increase in the short-term interest rates realized, which was partially offset by declines of 9% and 24% in average client equity and average money market/FDIC sweep client balances, respectively, as compared to the three months ended June 30, 2023.
As a result of the increase in short-term interest rates and the increase in ADV, interest expense increased $79.4 million, to $285.3 million in the three months ended June 30, 2024 compared to $205.9 million in the three months ended June 30, 2023, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $72.7 million and interest expense directly attributable to securities lending activities increasing $5.2 million as compared to the three months ended June 30, 2023. Partially offsetting these increases, interest paid to clients declined $3.8 million as compared to the three months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 23% in the three months ended June 30, 2024 compared to 25% in the three months ended June 30, 2023, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $17.1 million, or 38%, to $62.2 million in the three months ended June 30, 2024 compared to $45.1 million in the three months ended June 30, 2023, as a result of the increase in net operating revenues noted above, which was partially offset by a $6.0 million increase in non-variable direct expenses, including a $4.2 million increase in fixed compensation and a $2.6 million increase in professional fees as compared to the three months ended June 30, 2023.
For the three months ended June 30, 2024, we have calculated an allocation for overhead costs of $13.1 million for the Institutional segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Operating revenues increased $320.9 million, or 30%, to $1,408.0 million in the nine months ended June 30, 2024 compared to $1,087.1 million in the nine months ended June 30, 2023. Net operating revenues increased $54.7 million, or 14%, to $456.1 million in the nine months ended June 30, 2024 compared to $401.4 million in the nine months ended June 30, 2023.
Operating revenues derived from listed derivatives increased $13.4 million, or 10%, to $154.3 million in the nine months ended June 30, 2024 compared to $140.9 million in the nine months ended June 30, 2023, principally driven by a 34% increase in listed derivative contract volumes, which was partially offset by a 16% decline in the average rate per contract compared to the nine months ended June 30, 2023.

Operating revenues derived from securities transactions increased $268.3 million, or 39%, to $957.1 million in the nine months ended June 30, 2024 compared to $688.8 million in the nine months ended June 30, 2023. The ADV of securities traded increased 37%, principally driven by increased client activity in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. Our calculation of the securities RPM, in the table above, presents the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. The securities RPM decreased 18% in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts declined $3.3 million, or 12%, to $24.7 million in the nine months ended June 30, 2024 compared to $28.0 million in the nine months ended June 30, 2023, principally driven by a 12% decline in the ADV of FX contracts traded, which was partially offset by a 6% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $21.0 million, to $196.0 million in the nine months ended June 30, 2024 compared to $175.0 million in the nine months ended June 30, 2023, principally driven by an increase in the short-term interest rates realized, which was partially offset by declines of 18% and 26% in average client equity and average money market/FDIC sweep client balances, respectively, as compared to the nine months ended June 30, 2023.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $244.6 million, to $761.4 million in the nine months ended June 30, 2024 compared to $516.8 million the nine months ended June 30, 2023, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $227.1 million and interest expense directly attributable to securities lending activities increasing $17.6 million compared to the nine months ended June 30, 2023. Partially offsetting these increases, interest paid to clients decreased $11.1 million as compared to the nine months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 24% in the nine months ended June 30, 2024 compared to 28% in the nine months ended June 30, 2023, principally as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $25.8 million, or 16%, to $188.7 million in the nine months ended June 30, 2024 compared to $162.9 million in the nine months ended June 30, 2023, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $16.1 million, or 16% increase in non-variable direct expenses versus the nine months ended June 30, 2023. The increase in non-variable direct expenses was primarily related to an $12.2 million increase in fixed compensation and benefits, a $1.7 million increase in trade systems and market information, a $5.6 million increase in professional fees and a $0.9 million increase in travel and business development. These increases were partially offset by a $1.6 million positive variance in bad debts, net of recoveries and a $1.5 million decline in non-trading technology and support as compared to the nine months ended June 30, 2023.
For the nine months ended June 30, 2024, we have calculated an allocation for overhead costs of $39.2 million for the Institutional segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenues:
Sales of physical commodities	$10.1	$79.1	(87)%	$33.4	$560.0	(94)%
Principal gains, net	56.9	59.8	(5)%	174.3	134.9	29%
Commission and clearing fees	12.2	12.0	2%	37.1	34.6	7%
Consulting, management and account fees	14.9	13.1	14%	42.9	40.7	5%
Interest income	10.0	6.7	49%	29.4	21.3	38%
Total revenues	104.1	170.7	(39)%	317.1	791.5	(60)%
Cost of sales of physical commodities	7.9	79.2	(90)%	26.4	550.9	(95)%
Operating revenues	96.2	91.5	5%	290.7	240.6	21%
Transaction-based clearing expenses	3.2	3.1	3%	10.2	13.1	(22)%
Introducing broker commissions	22.0	21.7	1%	64.8	63.6	2%
Interest expense	2.5	1.6	56%	5.9	4.1	44%
Net operating revenues	68.5	65.1	5%	209.8	159.8	31%
Variable direct compensation and benefits	4.8	4.8	—%	13.6	11.9	14%
Net contribution	63.7	60.3	6%	196.2	147.9	33%
Fixed compensation and benefits	11.4	13.1	(13)%	33.0	37.3	(12)%
Other fixed expenses	26.0	28.5	(9)%	74.9	90.5	(17)%
Bad debts, net of recoveries	0.5	1.5	(67)%	0.6	2.3	(74)%
Non-variable direct expenses	37.9	43.1	(12)%	108.5	130.1	(17)%
Other gain	1.8	—	n/m	1.8	—	n/m
Segment income	27.6	17.2	60%	89.5	17.8	403%
Allocation of overhead costs (1)	11.9	—	—	35.4	—	—
Segment income, less allocation of overhead costs	$15.7	$17.2	n/m	$54.1	$17.8	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three and nine months ended June 30, 2024. These allocations will be provided on an ongoing basis, but they have not been calculated for previously reported periods.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating Revenues (in millions):
Securities	$25.4	$23.4	9%	$73.8	$66.9	10%
FX / CFD contracts	67.4	62.6	8%	206.7	154.7	34%
Physical contracts	2.0	4.0	(50)%	4.8	12.2	(61)%
Interest / fees earned on client balances	0.6	0.7	(14)%	2.0	2.3	(13)%
Other	0.8	0.8	—%	3.4	4.5	(24)%
	$96.2	$91.5	5%	$290.7	$240.6	21%

Volumes and Other Select Data:
FX / CFD contracts ADV (millions)	$6,904	$6,901	—%	$6,746	$7,758	(13)%
FX / CFD contracts RPM	$152	$141	8%	$160	$105	52%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating revenues increased $4.7 million, or 5%, to $96.2 million in the three months ended June 30, 2024 compared to $91.5 million in the three months ended June 30, 2023. Net operating revenues increased $3.4 million, or 5%, to $68.5 million in the three months ended June 30, 2024 compared to $65.1 million in the three months ended June 30, 2023.

Operating revenues derived from FX/CFD contracts increased $4.8 million, or 8%, to $67.4 million in the three months ended June 30, 2024 compared to $62.6 million in the three months ended June 30, 2023 principally driven by an 8% increase in FX/CFD contracts RPM, while FX/CFD contracts ADV was relatively flat, compared to the three months ended June 30, 2023.
Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $2.0 million to $25.4 million in the three months ended June 30, 2024 compared to $23.4 million in the three months ended June 30, 2023.
Operating revenues derived from physical contracts declined $2.0 million, or 50% to $2.0 million in the three months ended June 30, 2024 compared to $4.0 million in the three months ended June 30, 2023.
Interest and fee income earned on client balances was $0.6 million in the three months ended June 30, 2024 as compared to $0.7 million in the three months ended June 30, 2023.
Variable expenses, excluding interest, as a percentage of operating revenues were 31% in the three months ended June 30, 2024 compared to 32% in the three months ended June 30, 2023, principally due to the increase in operating revenues derived from FX / CFD contracts which typically incur a lower relative percentage of variable expenses than do our other revenue streams within this segment.
Segment income increased $10.4 million to $27.6 million in the three months ended June 30, 2024 compared to $17.2 million in the three months ended June 30, 2023, principally due to the increase in net operating revenues noted above, as well as a $5.2 million decline in non-variable direct expenses compared to the three months ended June 30, 2023. The decline in non-variable direct expenses was primarily a result of a $3.1 million decrease in amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2023, a $1.7 million decline in fixed compensation and benefits, a $0.8 million decline in selling and marketing, and a $1.0 million decrease in bad debts as compared to the three months ended June 30, 2023. In addition, the three months ended June 30, 2024 includes a nonrecurring gain of $1.8 million related to proceeds from a settlement in a commodity exchange gold futures and options trading matter.
For the three months ended June 30, 2024, we have calculated an allocation for overhead costs of $11.9 million for the Retail segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Operating revenues increased $50.1 million, or 21%, to $290.7 million in the nine months ended June 30, 2024 compared to $240.6 million in the nine months ended June 30, 2023. Net operating revenues increased $50.0 million, or 31%, to $209.8 million in the nine months ended June 30, 2024 compared to $159.8 million in the nine months ended June 30, 2023.
Operating revenues derived from FX/CFD contracts increased $52.0 million, or 34%, to $206.7 million, primarily as a result of a 52% increase in FX/CFD contracts RPM, which was partially offset by a 13% decline in FX/CFD contracts ADV compared to the nine months ended June 30, 2023.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $6.9 million, or 10%, to $73.8 million in the nine months ended June 30, 2024 compared to $66.9 million in the nine months ended June 30, 2023.
Operating revenues derived from physical contracts declined $7.4 million, or 61%, to $4.8 million in the nine months ended June 30, 2024 compared to $12.2 million in the nine months ended June 30, 2023.
Interest and fee income earned on client balances was $2.0 million in the nine months ended June 30, 2024 as compared to $2.3 million in the nine months ended June 30, 2023.
Variable expenses, excluding interest, as a percentage of operating revenues were 30% in the nine months ended June 30, 2024 compared to 37% in the nine months ended June 30, 2023, principally due to the increase in operating revenues derived from FX / CFD contracts which typically incur a lower relative percentage of variable expenses than do our other revenue streams within this segment.
Segment income increased $71.7 million, to $89.5 million in the nine months ended June 30, 2024 compared to $17.8 million in the nine months ended June 30, 2023, principally due to the increase in net operating revenues noted above as well as a $21.6 million, or 17%, decline in non-variable direct expenses, compared to the nine months ended June 30, 2023. The decline in non-variable direct expenses was principally the result of a $8.4 million decline in depreciation and amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2023, a $4.9 million decline in direct selling and marketing costs, a $4.3 million decline in fixed compensation and benefits and a $1.7 million decrease in bad debts as compared to the nine months ended June 30, 2023.

For the nine months ended June 30, 2024, we have calculated an allocation for overhead costs of $35.4 million for the Retail segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	47.5	50.5	(6)%	151.5	149.8	1%
Commission and clearing fees	1.5	1.6	(6)%	4.4	5.0	(12)%
Consulting, management, account fees	1.7	0.7	143%	3.4	2.5	36%
Interest income	0.4	0.4	—%	1.7	1.1	55%
Total revenues	51.1	53.2	(4)%	161.0	158.4	2%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	51.1	53.2	(4)%	161.0	158.4	2%
Transaction-based clearing expenses	1.6	1.5	7%	5.1	4.9	4%
Introducing broker commissions	0.8	0.6	33%	2.1	1.6	31%
Interest expense	—	0.1	(100)%	0.1	0.2	(50)%
Net operating revenues	48.7	51.0	(5)%	153.7	151.7	1%
Variable compensation and benefits	8.6	9.1	(5)%	28.7	29.6	(3)%
Net contribution	40.1	41.9	(4)%	125.0	122.1	2%
Fixed compensation and benefits	7.0	8.1	(14)%	21.6	31.2	(31)%
Other fixed expenses	4.9	5.2	(6)%	14.6	14.1	4%
Bad debts	—	—	—%	1.0	—	n/m
Total non-variable direct expenses	11.9	13.3	(11)%	37.2	45.3	(18)%
Segment income	28.2	28.6	(1)%	87.8	76.8	14%
Allocation of overhead costs (1)	5.3	—	—	15.6	—	—
Segment income, less allocation of overhead costs	$22.9	$28.6	n/m	$72.2	$76.8	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three and nine months ended June 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating Revenues (in millions):
Payments	$50.0	$52.7	(5)%	$157.8	$155.4	2%
Other	1.1	0.5	120%	3.2	3.0	7%
	$51.1	$53.2	(4)%	$161.0	$158.4	2%

Volumes and Other Select Data:
Payments ADV (millions)	$69	$65	6%	$69	$68	1%
Payments RPM	$11,264	$12,907	(13)%	$12,053	$12,049	—%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating revenues decreased $2.1 million, or 4%, to $51.1 million in the three months ended June 30, 2024 compared to $53.2 million in the three months ended June 30, 2023. Net operating revenues decreased $2.3 million, or 5%, to $48.7 million in the three months ended June 30, 2024 compared to $51.0 million in the three months ended June 30, 2023.
The decline in operating revenues was principally due to a 13% decrease in the RPM traded, which was partially offset by a 6% increase in the average daily notional payment volume as compared to the three months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the three months ended June 30, 2024 compared to 21% in the three months ended June 30, 2023.
Segment income decreased $0.4 million, or 1%, to $28.2 million in the three months ended June 30, 2024 compared to $28.6 million in the three months ended June 30, 2023, principally driven by the decline in net operating revenues noted above, which was partially offset by a $1.4 million decline in non-variable direct expenses, including a $1.1 million decline in fixed compensation and benefits and a $0.5 million decline in selling and marketing as compared to the three months ended June 30, 2023.
For the three months ended June 30, 2024, we have calculated an allocation for overhead costs of $5.3 million for the Payments segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Operating revenues increased $2.6 million, or 2%, to $161.0 million in the nine months ended June 30, 2024 compared to $158.4 million in the nine months ended June 30, 2023. Net operating revenues increased $2.0 million, or 1%, to $153.7 million in the nine months ended June 30, 2024 compared to $151.7 million in the nine months ended June 30, 2023.
The increase in operating revenues was primarily driven by a 1% increase in the average daily volume, as the RPM traded was relatively flat compared to the nine months ended June 30, 2023.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the nine months ended June 30, 2024 as compared to 23% in the nine months ended June 30, 2023.
Segment income increased $11.0 million, or 14%, to $87.8 million in the nine months ended June 30, 2024 compared to $76.8 million in the nine months ended June 30, 2023. This was driven by the increase in net operating revenues noted above as well as an $8.1 million decline in non-variable direct expenses. The decline in non-variable direct expenses was primarily driven by a $9.6 million decrease in fixed compensation and benefits as the nine months ended June 30, 2023 included $10.0 million in severance related to a reorganization of the business.
For the nine months ended June 30, 2024, we have calculated an allocation for overhead costs of $15.6 million for the Payments segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.

Overhead Costs and Expenses
We incur overhead costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. The following table provides information regarding our overhead costs and expenses.
In addition, for the three and nine months ended June 30, 2024, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Compensation and benefits:
Variable compensation and benefits	$21.1	$19.9	6%	$56.9	$51.4	11%
Fixed compensation and benefits	52.5	37.1	42%	141.8	110.7	28%
	73.6	57.0	29%	198.7	162.1	23%
Other expenses:
Occupancy and equipment rental	13.1	9.8	34%	33.5	29.0	16%
Non-trading technology and support	14.3	9.7	47%	40.9	30.6	34%
Professional fees	8.1	5.6	45%	23.9	18.1	32%
Depreciation and amortization	6.1	5.7	7%	17.7	17.1	4%
Communications	1.3	1.8	(28)%	4.5	4.9	(8)%
Selling and marketing	0.4	0.8	(50)%	6.0	2.8	114%
Trading systems and market information	2.5	1.9	32%	5.7	5.6	2%
Travel and business development	2.5	1.4	79%	6.3	4.0	58%
Other	6.9	5.6	23%	16.0	14.9	7%
	55.2	42.3	30%	154.5	127.0	22%
Overhead costs and expenses	128.8	99.3	30%	353.2	289.1	22%
Allocation of overhead costs (1)	(39.2)	—	—	(116.8)	—	—
Overhead costs and expense, net of allocation to operating segments	$89.6	$99.3	n/m	$236.4	$289.1	n/m

(1)
Includes an allocation of certain overhead costs to our operating segments as noted above for the three and nine months ended June 30, 2024. The allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Overhead costs and expenses increased $29.5 million, or 30%, to $128.8 million in the three months ended June 30, 2024 compared to $99.3 million in the three months ended June 30, 2023. Compensation and benefits increased $16.6 million, or 29%, to $73.6 million in the three months ended June 30, 2024 compared to $57.0 million in the three months ended June 30, 2023.
Non-variable salaries increased $4.8 million, or 15%, principally due an increase in headcount, as well as the impact of annual merit increases. The increase in fixed compensation and benefits was principally a result of hiring among our IT development, compliance, and human resource departments, principally due to company expansion. Average administrative headcount increased 13% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Fixed compensation and benefits for the three months ended June 30, 2024 included $4.5 million in aggregate related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Other non-compensation expenses increased $12.9 million, to $55.2 million, in the three months ended June 30, 2024. Occupancy and equipment rental costs increased $3.3 million, principally due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth. Additionally, we experienced higher costs in India, the U.S., and Singapore.
Non-trading technology and support increased $4.6 million, principally due to higher non-trading software maintenance and support costs related to various technologies used throughout our overhead departments, most notably within core-IT and compliance.

Professional fees increased $2.5 million, principally due to higher audit, consulting and legal fees.
Other expenses increased $1.3 million, principally due to an accrual of $3.5 million related to our proposed settlement offer of a post-acquisition commitment contingency, partially offset by a decrease in other non-income taxes.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Overhead costs and other expenses increased $64.1 million, or 22%, to $353.2 million in the nine months ended June 30, 2024 compared to $289.1 million in the nine months ended June 30, 2023. Compensation and benefits increased $36.6 million, or 23%, to $198.7 million in the nine months ended June 30, 2024 compared to $162.1 million in the nine months ended June 30, 2023.
Non-variable salaries increased $15.0 million, or 17%, principally due an increase in headcount, as well as the impact of annual merit increases. Also, there was a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation related to stock option expense increased principally due to the issuance of additional stock option awards during the nine months ended June 30, 2024.
Fixed compensation and benefits for the nine months ended June 30, 2024 included $4.5 million in aggregate related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer. Fixed compensation and benefits for the nine months ended June 30, 2023 included $3.3 million in accelerated share-based compensation for employee departures that were related to retirements and certain business reorganizations.
Other non-compensation expenses increased $27.5 million, or 22%, to $154.5 million in the nine months ended June 30, 2024 compared to $127.0 million in the nine months ended June 30, 2023.
Non-trading technology and support increased $10.3 million, principally due to higher non-trading software maintenance and support costs related to various IT systems various technologies used throughout core-IT and compliance.
Professional fees increased $5.8 million, principally due to higher legal and consulting fees within our technology departments.
Selling and marketing costs increased $3.2 million, principally due to costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
Travel and business development increased $2.3 million, principally due to higher transportation and lodging costs related to the previously mentioned global sales summit.
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
As of June 30, 2024, we had total equity of $1,607.8 million, outstanding loans under revolving credit facilities and other payables to lenders of $227.8 million, and $542.8 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2024, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of June 30, 2024 and September 30, 2023, were $25,930.8 million and $21,938.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $80.0 million and $11.2 million for the nine months ended June 30, 2024 and 2023, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
On March 1, 2024, we issued $550 million in aggregate principal amount of the Notes due 2031, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and certain of its domestic subsidiaries.
The Notes due 2031 will mature on March 1, 2031. Interest on the Notes accrues at a rate of 7.875% per annum and is payable semiannually in arrears on September 1 and March 1 of each year. We incurred debt issuance costs of $7.6 million in connection with the issuance of the Notes due 2031, which are being amortized over the term of the notes.
In June 2020, we issued $350 million in aggregate principal amount of the Notes due 2025 at the offering price of 98.5% of the aggregate principal amount. On June 17, 2024, we used part of the proceeds from our issuance of the Notes due 2031 to extinguish the Notes due 2025 when $363.0 million that we had previously deposited into an irrevocable trust as part of an in-substance defeasance was remitted to the note holders to redeem the notes and pay interest due up to that date. Upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-

off of unamortized original issue discount and deferred financing costs, which we have classified as a component of ‘interest expense on corporate funding’.
Committed Credit Facilities
As of June 30, 2024, we had five committed bank credit facilities, totaling $1,125.0 million, of which $140.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
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
•A syndicated borrowing facility committed until July 29, 2025, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC, to support commodity financing arrangements and commodity repurchase agreements.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2024, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended June 30, 2024, interest expense directly attributable to trading activities includes $783.8 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $57.0 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2024. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of June 30, 2024 and September 30, 2023, the Company had $80.7 million and $55.5 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2024. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.

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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $336.6 million from $6,041.7 million as of September 30, 2023 to $6,378.3 million as of June 30, 2024. During the nine months ended June 30, 2024, net cash of $314.3 million was provided by operating activities, $45.0 million was used in investing activities and net cash of $74.2 million was provided by financing activities.
Net cash provided by financing activities during the nine months ended June 30, 2024 included significant inflows related to the Notes due 2031, which resulted in a net inflow of $542.4 million. The most significant outflow in the period related to the extinguishment of the Notes due 2025, which resulted in an outflow of $347.9 million. Additionally, we had outflows from payables to lenders under 90 days of $113.2 million as well as deferred payments on acquisitions of $9.6 million.
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
We continuously evaluate opportunities to expand our business. Investing activities included $48.5 million in capital expenditures for property and equipment during the nine months ended June 30, 2024 compared to $32.8 million during the prior year. Additionally, we expended $0.7 million of net cash on the Company’s acquisitions.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $6.9 million.
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
Commitments and Contingencies
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2024 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2024 and September 30, 2023, at fair value of the related financial instruments, totaling $3,569.8 million and $3,085.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2024, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2024. The totals of $3,569.8 million and $3,085.6 million include a net liability of $327.6 million and $288.3 million for derivative contracts, including those designated as hedges, based on their fair value as of June 30, 2024 and September 30, 2023, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023.
Effects of Inflation
Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, as well as occupancy and equipment rental, may result from inflation and may not be readily recoverable from increasing the prices of our services. While rising interest rates are generally favorable for us, to the extent that inflation has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2024.

Marked-to-Market Revenues
Number of Days
Daily Revenues ($000's)
35
30
25
20
15
10
5
0
2
4
3
9
14
24
31
23
28
25
14
8
6
0 to $1,000
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of June 30, 2024, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.2 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of June 30, 2024, $227.8 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2024, $550.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2024.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 30, 2023, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2023 and ending on September 30, 2024. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase program, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. Our common stock repurchase program activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2024 to April 30, 2024	10,837	$71.56	—	1,500,000
May 1, 2024 to May 31, 2024	94	72.60	—	1,500,000
June 1, 2024 to June 30, 2024	4,165	71.02	—	1,500,000
Total	15,096	$71.42	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date		Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Diego Rotsztain - Chief Governance and Legal Officer	Rule 10b5-1 trading arrangement		6/6/2024	(1)	5,677	Sales of shares
(1) On June 6, 2024, Mr. Rotsztain terminated a trading arrangement previously adopted on December 31, 2023 and scheduled to end on December 31, 2024.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
**	Furnished as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	August 6, 2024	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 6, 2024	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer