Form 10-K
period 2024-09-30
StoneX Group Inc.
filed 2024-11-29
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,678.9 million.
As of November 22, 2024, there were 31,929,644 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 5, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2024

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
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,500 employees as of September 30, 2024. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world.
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
We currently serve more than 54,000 commercial, institutional, and payments clients, and over 400,000 self-directed/retail accounts located in more than 180 countries. Our clients include commercial entities, regional, national and introducing broker-dealers, asset managers, insurance companies, brokers, institutional and individual investors, professional traders, commercial and investment banks as well as government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, our expertise and flexibility, our global reach, our ability to provide access to liquidity in hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand the services offered in geographic locations in which we currently operate in an effort to increase our market share or where there is an unmet demand for our services. Through our mobile platforms and intranet websites, including StoneX.com, FOREX.com, and StoneXBullion.com we seek to attract and onboard new clients generated from digital marketing and brand advertising initiatives. We also pursue new clients through indirect channels, including our StoneX Marketing Partners affiliate program, StoneX.com/marketing partnerships; our relationships with introducing brokers, who solicit clients on our behalf; and white label partners, who offer our services to their clients under their own brand. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that enable us to increase market share in existing products, or which help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.
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

We focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain our daily operations and making non-interest expenses variable, to the greatest extent possible. Our strategy is to utilize a centralized and disciplined process for capital allocation, risk management and cost control, while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial, operational and compliance controls. We believe this strategy will enable us to build a more scalable and significantly larger organization that embraces an entrepreneurial approach to business, supported and underpinned by strong centralized financial and compliance controls.
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
Clearing
We provide competitive and efficient clearing on all major futures exchanges globally. One of our subsidiaries is one of the largest non-bank futures commission merchant (“FCM”) in the United States (“U.S.”) as measured by its $5.7 billion in required client segregated assets as of September 30, 2024 and our United Kingdom (“U.K.”) subsidiary is one of only seven Category One ring dealing members of the London Metals Exchange (the “LME”). In addition, we act as an independent full-service provider of clearing, custody, research and security-based lending products in the global securities markets. We provide multi-asset prime brokerage, outsourced trading and custody, as well as self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. We provide prime brokerage services in major foreign currency pairs and swap transactions to institutional clients. Additionally, we provide clearing of foreign exchange transactions, as well as clearing of a wide range of over-the-counter (“OTC”) products.
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
Payments
We have built a scalable platform to provide end-to-end global payment solutions to banks and commercial businesses, as well as charities, NGOs and government organizations. We offer payments services in more than 140 currencies. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis deriving revenue from the difference between the purchase and sale prices. Through our comprehensive platform and our commitment to client service, we provide simple and fast execution, delivering funds in any of these countries quickly through our global network of approximately 350 correspondent banking relationships.

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
Physical Trading
We act as a principal to support the needs of our clients in a variety of physical commodities, primarily precious metals, as well as across the commodity complex, including renewable fuels, grains, oil seeds, cotton, coffee, cocoa, fats and oils and feed products. Through these activities, we have the ability to offer a simplified risk management approach to our commercial clients by embedding more complex hedging structures as part of each physical contract to provide clients with enhanced price risk mitigation. We also offer clients efficient off-take or supply services, as well as logistics management.
Operating Segments
Our business activities are managed through four operating segments, including Commercial, Institutional, Self-Directed/Retail, and Payments, as follows:
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
In addition, we act as a principal to facilitate physical commodity trading and provide marketing, procurement, logistics and price management services to clients across the commodity complex, including renewable fuels, grains, oil seeds, cotton, coffee, cocoa, sugar, fats and oils and feed products. We selectively provide financing to commercial companies against physical inventories.
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
Competitive Environment - Commercial Segment
Industry participants include producers/end-users, wholesalers and merchants, corporations, introducing brokers, grain elevators, merchandisers, importer/exporter and market intermediaries such as FCMs and swaps dealers, and liquidity venues such as commodity exchanges, financial exchanges and OTC markets. Commercial entities face a variety of risks, including risks related to commodity input pricing, supply chain management and inventory financing, interest rate changes, foreign exchange rate changes, and price and quantity volatility in their outputs. Market intermediaries facilitate the identification, management and hedging of commodity and financial risks on behalf of commercial entities by designing and executing hedging programs through the use of various hedging instruments, including futures and options traded on exchanges or plain vanilla and more complex structured products traded bi-laterally on the OTC markets. Commercial entities occasionally prefer to manage exposure to physical commodities through direct purchase and sale agreements for which they may utilize the services of physical commodity merchants.
The need for, and volume of, client hedging activity is driven by commodity supply and demand dynamics, quantity and quality of commodity production and consumption, both locally and globally, trading of various commodities, and economic and geopolitical factors. In addition, the price levels and price volatility of various commodities generally increase the need of commercial clients to hedge. FCMs, swaps dealers, physical commodity merchants and other intermediaries and service providers create value for commercial clients by managing risks across the clients’ operations, allowing them to focus on their core expertise. In addition, commercial clients often face financial risks such as interest rate and foreign exchange rate volatility, which these intermediaries help to mitigate. Physical commodity merchants serve clients by providing trading, hedging, inventory financing and logistics services.
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swaps dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 15 years since the financial crisis, global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for non-bank participants in this industry, such as us, to acquire small and mid-sized clients and increase market share.
We strive to increase market share and attract new clients that are underserved by the global banks, capitalizing on our position as one of few publicly listed mid-sized financial services companies offering our clients access to global futures and options products through our well-capitalized independent FCMs, structured OTC products through our swaps dealer as well as our physical commodity offerings. We have also taken advantage of opportunities to consolidate sub-scale competitors into our Commercial businesses.
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
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers efficient connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 100 correspondent clearing relationships with over $31 billion in assets under management or administration as of September 30, 2024.
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
As of September 30, 2024, our U.S. FCM held $5.7 billion in required client segregated assets, which makes us one the largest non-bank FCMs in the U.S., as measured by required client segregated assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCMs.
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
Self-Directed/Retail
We provide our self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange and CFDs, which are investment products with returns linked to the performance of underlying assets, and both financial trading and physical investment in precious metals. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
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
In connection with our self-directed/retail business, we look to acquire new clients as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and affiliate marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate newer traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.

We also work with introducing brokers in order to expand our client base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit clients interested in forex and CFD trading, to larger, more established financial services firms.
Independent Wealth Management
Our independent broker/dealer, StoneX Securities Inc., member FINRA/SIPC, together with its affiliated SEC-registered investment advisor, StoneX Advisors Inc., provides an integrated platform of technology, comprehensive wealth management and investment services to registered representatives, investment advisor representatives and registered investment advisors nationwide. The firm supports more than 375 independent professionals with best-in-class service and products.
Self-Directed/Retail Precious Metals
Our physical self-directed/retail precious metals business is principally conducted within StoneX Bullion GmbH. Through our website Stonexbullion.com, we offer clients the ability to purchase physical gold and other precious metals, in multiple forms, including coins and bars, in denominations of their choice, to add to their investment portfolios.
Competitive Environment - Self-Directed/Retail
The market for our self-directed/retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. In the self-directed/retail forex and CFD industry, we compete with both regulated firms focused on forex and CFDs, as well as with global multi-asset trading firms. In wealth management, our competitors vary from large integrated banks and on-line brokerage firms to smaller regional registered investment advisory firms, where competition is driven by reduced commission rates, continued development of online trading platforms and applications and client service.
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
We utilize the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) network as well as direct application programming interfaces (“APIs”) to service almost 100 financial institutions globally and connect them to our approximately 350 correspondent banks around the world enabling them to make local currency payments in a cost effective and secure manner.
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
Competitive Environment - Payments
Increasing globalization and growth of international trade, as well as the need of corporations, institutions and individuals to move money across borders efficiently, have driven growing activity in the payments industry. As the world becomes increasingly interconnected, corporations require the ability to cost-effectively exchange foreign currencies and to send and receive payments from clients and suppliers. NGOs also demand cross-border payment services as they attempt to bring funding, goods and services to their target geographies and recipients at the lowest possible cost. Even banks require lower cost implementation of foreign exchange transactions, as they are otherwise dependent on correspondent banks, which may subject such transactions to expensive and opaque pricing.
Volume growth in the payments market has been steady, driving revenue growth for cross-border payments providers. Increasingly, this volume growth comes from transactions to emerging economies, benefiting those few providers such as us who have a strong competitive position in those emerging economies and an extensive correspondent bank network that would be difficult to replicate. However, as reported in the Boston Consulting Group 2024 Global Payments Report, in recent years these rates of growth have slowed, with market participants shifting focus to unit economics, technological advances and addressing heightened regulatory scrutiny. While growth rates have slowed, the highest rates of growth through 2028 are expected to be in Latin America, the Middle East and Africa, which we believe has potential to directly benefit our payments business.
The payments market has historically been dominated by large Organization for Economic Co-operation and Development (“OECD”) banks that provide G20 to non-G20 foreign exchange rates to clients. Such banks, however, are reliant on their correspondent banking network for foreign exchange rates, which often results in uncompetitive rates and a lack of transparency. These issues are further exacerbated by a lack of uniform regulation in the business-to-business (“B2B”) payments sector, with no coordinated regulatory framework, even among significant OECD countries.
We believe that the general lack of transparency in bank offerings in the payments market with regard to fees and exchange rates, the banks’ often more expensive services, as well as the lack of systematic regulation, have opened opportunities for competitors in this market. As a result, the fast-growing space has attracted significant investor interest. Independent providers have entered the market, leveraging technology to lower client acquisition costs and providing an enhanced client experience through online platforms. In the payments market, we believe we are one of those independent providers and disruptors offering significant value to our bank, corporate and NGO/charities clients, providing competitive and transparent payments solutions.
Subsequent Acquisitions
JBR Recovery Limited
On October 1, 2024, one of the Company’s subsidiaries, StoneX Metals Limited, acquired all the outstanding shares of JBR Recovery Limited (“JBR”), a recycling and refining business based in the UK. JBR is one of only two UK companies accredited for the supply of “Good Delivery” silver to the London Bullion Market. This acquisition extends our metals offering into sourcing and refining. The total purchase price is expected to be approximately $10 million.
Acquisitions during Fiscal Year 2024
Trust Advisory Group, Ltd.
On September 20, 2024, our subsidiary StoneX Advisors Inc. acquired all of the outstanding shares of Trust Advisory Group, Ltd. (“TAG”), a Massachusetts corporation. TAG is a FINRA and SIPC registered investment advisor offering a range of investing models to its customer base of mainly retail investors. The TAG acquisition reinforces the Company’s commitment to high-quality financial solutions and enhances its service reach into the Northeast.
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
In connection with our wealth management business, one of our subsidiaries, StoneX Advisors Inc., is registered with, and subject to oversight by, the SEC as an investment adviser. As such, in its relations with its advisory clients, StoneX Advisers Inc. is subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. These laws and regulations include obligations relating to, among other things, custody and management of client assets, marketing activities, self-dealing and full disclosure of material conflicts of interest, and generally grant the SEC and other supervisory bodies administrative powers to address non-compliance.
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
In connection with our foreign-currency exchange risk management and payment solutions services business, one of our subsidiaries, StoneX Payment Services LTD., is registered as a money services business with the Financial Crimes Enforcement Network (“FinCEN”) and has 41 state money transmitter licenses and 8 license exemptions in the United States. Additionally, StoneX Payment Services LTD. is registered with the Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”) and holds a money transmitter license in Canada.

Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2024. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 to the Consolidated Financial Statements.
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
Self-Directed/Retail Forex Client Assets
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
•the imposition on swap dealers to exchange margin on uncleared swaps with counterparties; and
•the requirement to comply with capital rules.
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
Our financial crime systems and controls also include routine screening to identify where customers and others with whom we transact may be subject to financial sanctions, including measures initiated or adopted by inter alia the U.K. Treasury, E.U. or OFAC (as required in the U.S.).
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
Payments Services Regulations 2017
The Payments Services Regulations 2017 (“PSRs”) implemented the second Payments Services Directive (“PSD II”) in the U.K, which contained the requirement for payment services firms to introduce strong customer authentication (“SCA”) on the payment platforms.
StoneX Financial Ltd put in place a comprehensive Brexit contingency plan to mitigate the risks associated with Brexit. This included the transfer of assets, services and clients to StoneX Financial Ltd’s subsidiary (StoneX Financial GmbH) and sister company (StoneX Financial Europe S.A.).
Similarly, the group has executed a plan to mitigate the risks associated with Brexit for retail clients including the establishment of a licensed entity in Cyprus, StoneX Europe Ltd.
U.K. Investment Firm Prudential Regime
StoneX Financial Ltd is subject to the rules under the U.K. Investment Firm Prudential Regime (“IFPR”) established for investment firms.
E.U. Conflict Minerals Regulation
We are subject to the E.U. Conflict Minerals Regulation (“CMR”), and in the U.K, the FCA has recognized the Global Precious Metals Code in the U.K. The CMR requires importers to conduct due diligence on their gold, tantalum, tin, and tungsten supply chains to identify minerals that may have originated from conflict zones. The new requirements are largely based on existing guidance issued by the Organisation for Cooperation and Development (“OECD”) which StoneX Financial Ltd already applies, as part of its policies and procedures. StoneX Financial Ltd is a full member of the London Bullion Market Association which sets out and oversees adherence to the principles to promote the integrity and effective functioning of the global precious metals market.
Irish Virtual Asset Service Provider (“VASP”) Regime and Forthcoming Markets in Crypto Assets Regulation
The European Union’s Fifth Anti-Money Laundering Directive (“5AMLD”) extended Anti-Money Laundering and Countering the Financing of Terrorism (“AML/CFT”) obligations to entities that provide certain services relating to virtual assets. This was transposed into Irish law by way of amendments to the Criminal Justice (Money Laundering and Terrorist Financing) Acts 2010 to 2021. This legislation requires all entities providing certain services in relation to virtual assets to undertake the process of registration as a VASP with the Central Bank of Ireland (“CBI”).
The E.U. Markets in Crypto Assets Regulation (“MiCA”) comes into force for Crypto-Asset Service Providers (“CASPs”) from the end of December 2024. Entities registered by the CBI and operating as VASPs by this date can take advantage of a 12-

month transition period within which they can continue operating while applying for authorization as a CASP. StoneX Digital International Limited, the Group’s Ireland-based digital assets entity, is in the closing stages of registration as a VASP with the CBI with a view to applying for authorization as a CASP in Ireland under MiCA. This VASP application comprised a comprehensive CBI review of the Firm’s financial crime systems and controls.
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
Asia Pacific
In the Asia Pacific region, our subsidiaries operate under licenses and/or authority from various regulators. In Singapore, StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore and is a Capital Markets Service Licensee (for dealing in capital market products), an Exempt Financial Adviser (for advising on investment products and issuing or promulgating analyses/ reports on investment products) and a Major Payments Institution (for cross-border money transfer service). In addition, in Singapore, StoneX APAC Pte. Ltd. is regulated as a Dealer under the Precious Stones and Precious Metals (Prevention of Money Laundering and Terrorism Financing) Act 2019 for purposes of anti-money laundering and countering the financing of terrorism, and is authorized to act as a Spot Commodity Broker under the Commodity Trading Act 1992.
In Hong Kong, StoneX Financial (HK) Limited is regulated by the Hong Kong Securities and Futures Commission for Dealing in Securities and Dealing in Futures Contracts. In Australia, StoneX Financial Pty Ltd is regulated by the Australian Securities and Investments Commission and holds an Australian Financial Service License to provide general financial product advice to retail and wholesale clients in derivatives and foreign exchange contracts, to provide general financial product advice to wholesale clients in securities, to deal and make a market for retail and wholesale clients in derivatives and foreign exchange contracts, and to deal and make a market for wholesale clients in securities. In Japan, StoneX Securities Co. Ltd. is regulated by the Financial Services Agency as a Type-I Financial Instruments Business and Securities-Related Business (Kanto Local Finance Bureau (FIBO) No.291).
The Monetary Authority of Singapore, Hong Kong Securities and Futures Commission, Australian Securities and Investments Commission, and Japan Financial Services Agency are members of the International Organization of Securities Commissions which promotes adherence to internationally recognized standards for securities regulation encompassing the key objectives of protecting investors, ensuring that markets are fair, efficient, and transparent, and reducing systematic risk.
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
Exchange Memberships
Through our various operating subsidiaries, we are member of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the Minneapolis Grain Exchange, the London Metal Exchange, ICE Europe Ltd, Eurex Exchange, Dubai Mercantile Exchange, Euronext Amsterdam, Euronext Paris, European Energy Exchange, B3 S.A., Bitnomial Exchange LLC, Norexco ASA, the Rosario Futures Exchange, ICE Futures Abu Dhabi, India International Bullion Exchange, Australian Securities Exchange, the Montreal Exchange, Small Exchange, Inc., Nodal Exchange and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.
Failure to comply with our exchange membership requirements could result in a variety of consequences, including, but not limited to fines and revocation of memberships, which would limit on our ability to carry on our business with these exchanges.
Human Capital Management
We believe that our long-term success depends in large part on the quality and dedication of our people, as well as on empowering our employees to serve and engage our clients worldwide. At the direction of our Executive Committee and in furtherance of our business strategies as a whole, our global human resources leaders are responsible for developing and implementing our overall talent strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on our strategy and the design of employee compensation, incentive, wellbeing and benefits programs. We focus on the following factors in order to implement and develop our talent strategy:
•Employee Compensation and Incentives
•Evaluation of Employee Performance, Training and Talent Development
•Employee Health, Safety and Wellness
•Diversity
Employee Compensation and Incentives
Ensuring that our employees are well-compensated and have the appropriate incentives in place to meet and exceed their potential is a central part of our talent strategy. Our entrepreneurial culture aligns pay with performance through various programs, including incentive-based compensation and performance-driven rewards. We grant options and restricted stock to our employees and also encourage our employees to acquire an ownership stake in our business by sponsoring restricted stock plans for directors, officers and employees. Furthermore, our Nominating & Governance Committee requires that directors and executive officers hold vested Company stock, promoting a strong sense of ownership and alignment with shareholder interests.
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
Employee Health, Safety and Wellness
We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we have established a comprehensive wellness program to support the “whole” person.
We offer a holistic and supportive workplace environment, as well as programming to empower and inspire employees to thrive financially, personally, and professionally. We’re passionate about creating and maintaining an environment where the ripple effects of wellness extend throughout the company.
To empower employees to lead healthier, more balanced lives, and to foster a supportive and inclusive work environment, we offer:
• A discount on employee medical premiums for the completion of wellness initiatives.
• Employee assistance programs that include confidential financial, mental, and physical assistance.
• Financial education webinars on saving for retirement and other life milestones.
• A program where employees give back to their communities and/or charities through a “Collective Giving” program with a company match for charitable contributions and volunteer hours.
• A global personal day off for participating in community service or related personal causes that prioritize employee wellbeing.
• Newly enhanced family-friendly benefits, which include eight (8) weeks of paid leave for our parental bonding, adoption, and birth-related leaves, as well as fertility benefits
• Employee Resource Groups (“ERGs”) where employees interact over areas of common interest across all segments and geographies.

We believe that the effects of our daily choices ripple through our communities, workplaces, and homes. By embracing a “whole” person with well-being in mind, we can make life more sustainable for all, now and in the future.
We promote a culture of hard work and achievement that also values an appropriate work-life balance for our employees. We conduct employee surveys from time-to-time to collect feedback on our employees’ experience so that we understand and build upon the positive aspects of work life StoneX while improving our processes and policies.
Diversity
We recognize the importance of diversity as it provides us with broader knowledge and skills to enhance our performance and improve the service we can provide to our clients. It also helps us to expand our understanding of the markets in which we operate. In addition to seeking out and including diverse perspectives and talent in our ranks, we also want to ensure that employees from diverse backgrounds feel empowered to share their experiences with employees with similar diverse backgrounds, as well as with other employees with different backgrounds. Our ERG group policy provides a framework for doing so that gives voice and agency to those of us with diverse backgrounds and experiences in ways that enlarge the perspective of all our employees and bring us closer together as a company.
In keeping with these values, the employee-led, voluntary and self-directed ERGs seeks to (i) share knowledge and raise awareness for charitable opportunities; (ii) maximize giving potential through the power of compounding kindness; (iii) bring new ideas to management that pertain to philanthropic opportunities; and (iv) share best practices and learnings consistent with StoneX’s values. The affinity group has already grown to more than 100 members and plans to host a variety of events in the future. These include workshops, silent auctions, and activities to give back to local communities.
Our four ERGs—Women of StoneX, Philanthropy at StoneX, Ability at StoneX, and LGBTQIA+ at StoneX—are voluntary, employee-led groups that aim to promote awareness, inclusion, and connection across the organization, while also championing initiatives that support professional development, community involvement, and inclusive practices.
•Women of StoneX, established in 2020, empowers employees to engage deeply in promoting diversity and inclusion, offering members opportunities for career development and mentorship. With over 400 members, this group remains central to our employee engagement strategy, providing resources and support to advance women in all levels of their careers.
•Philanthropy at StoneX, established in 2022, unites employees in the spirit of philanthropy, amplifying charitable contributions through the collective power of our community.
•Ability at StoneX, established in 2024, champions the unique strengths and perspectives of neurodiverse individuals, raising awareness and providing support for StoneX employees. This ERG offers resources and workshops that focus on inclusive practices and promotes understanding, fostering a workplace where all cognitive differences are valued and respected.
•LGBTQIA+ at StoneX, established in 2024, fosters an inclusive and supportive environment for LGBTQIA+ employees and allies, promoting education, advocacy, and acceptance across the organization.
Our ERGs continue to enrich StoneX’s culture by organizing events, educational programs, and community initiatives, providing employees with spaces to connect and grow, while aligning with our mission to create an inclusive, empowered workplace.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the U.K., Cyprus, Luxembourg, Germany, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, India, Hong Kong, Australia, Singapore, Switzerland, Japan, Cayman Islands, Bermuda and Poland. We established wholly owned subsidiaries in the Netherlands, Cayman Islands and Bermuda but do not have offices or employees in those countries.
Intellectual Property
We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.
We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office (“USPTO”), including: StoneX, StoneX One, StoneHedge, IRMP, FC Stone, CommodityNetwork, CoffeeNetwork, GAIN Capital, FOREX.com, It’s Your World. Trade It., GAIN Capital Futures, and GAIN Futures. We have applications pending with the USPTO for StoneX Bullion and Global Payments Connect. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., the E.U., Singapore and China. We also have pursued trademark protection through the Madrid Protocol covering our StoneX brand name in a variety of jurisdictions. To date, we have received grants of registration in Australia, Brazil, Benelux, Columbia, the U.K., Japan, South Korea, Mexico, Singapore and are awaiting examination resolutions in other jurisdictions.
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
Factors that are particularly likely to affect price volatility and price levels of commodities include supply and demand of commodities, weather conditions affecting certain commodities, national and international economic and geopolitical conditions, including the war in Ukraine, the Israel-Hamas war and rising tensions in the Middle East, the perceived stability of commodities and financial markets, the level and volatility of interest rates and inflation and the financial strength of market participants.
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
Our financial position and results of operations may be adversely affected by unfavorable economic and financial market conditions as well as catastrophic events and crises such as the COVID-19 pandemic, wars and geopolitical tensions.
Economic and financial market conditions, including conditions impacted by public health emergencies, such as the COVID-19 pandemic, and geopolitical events such as terrorism, the Israel-Hamas war and escalating tensions in the Middle East, the ongoing war between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that a global recession or slowdown occurs, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.
In addition, the COVID-19 pandemic led to increased operational and cybersecurity risks and the pandemic, or other public health emergencies, may again do so in the future. These risks have included, among others, increased demand on our information technology resources and systems and the increased risk of phishing and other cybersecurity attacks. In the event of a significant COVID-19 resurgence or other public health emergency, any failure to effectively manage these increased operational and cybersecurity demands and risks may materially adversely affect our results of operations and the ability to conduct our business. For a further discussion of cybersecurity risks, see Technology and Cybersecurity Risks below.
To the extent that our business, financial condition, liquidity or results of operations are adversely affected by catastrophic events and crises, including public health emergencies such as the COVID-19 pandemic and conflicts such as the wars in Ukraine and Israel, these events may also have the effect of heightening many of the other risks described herein and in any future filings we make with the SEC.
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
If one of our vendors experiences a cyberbreach of its own systems or has data that it holds misappropriated, we could be exposed to a number of additional risks, including:
•heightened risk that we will not be able to comply with applicable regulatory requirements;
•increased risk that external parties will be able to execute fraudulent transactions using our systems;
•losses from fraudulent transactions, as well as potential liability for losses suffered by our clients;
•increased operational costs to remediate the consequences of the external party’s security breach; and
•reputational harm arising from the perception that our systems may not be secure.
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
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations. As of September 30, 2024, our total consolidated indebtedness was $881.9 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:

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
As of September 30, 2024, $338.8 million of our borrowings are subject to variable interest rates and as such, in periods of rising interest rates, our cost of funds will increase, which could reduce our net income.
Committed credit facilities currently available to us might not be renewed. As of September 30, 2024, we had five committed credit facilities under which we could borrow up to $1,205.0 million, consisting of:
•a $500.0 million facility for general working capital requirements, committed until April 21, 2026;
•a $250.0 million facility for short-term funding of margin to commodity exchanges, committed until October 28, 2025;
•a $325.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until July 29, 2025;
•a $115.0 million facility for short-term funding of margin to commodity exchanges, committed until October 9, 2025; and
•a $15.0 million facility for general working capital requirements, committed until September 5, 2025;
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
The agreements governing our notes and other debt contain financial covenants that impose restrictions on our business. The indenture governing our 7.875% Senior Secured Notes due 2031 and the agreements governing our above-mentioned committed credit facilities impose significant operating and financial restrictions and limit our ability and that of our restricted subsidiaries to incur and guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock and prepay, redeem or repurchase certain debt, among other restrictions.
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
We are exposed to significant risk from civil litigation and regulatory enforcement actions against us. As a result of the broad scope of our highly regulated business activities and our large and diverse client population, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business, including governmental and regulatory investigations and proceedings, which can be costly and time consuming to defend or address and expose us to risk of loss and fines and penalties. Actions that have been filed against us, and that may be filed against us in the future, include tort claims, contractual disputes, employment matters and workers’ compensation claims. The timing and final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity. Moreover, the amounts involved in the trades we execute, together with the potential for rapid price movements in the products we offer, can result in potentially large damage claims in any litigation that arises in connection with such trades.
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
These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, transmit and destroy personal data. We must continually monitor the development and adoption of, and commit substantial time and resources to comply with, new and emerging laws and regulations and/ or expanded interpretations of existing laws. These regulations, as well as changes to existing rules, could result in material increases in operating costs and impact the manner in which our products and services can be offered to our clients. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, and any failure to comply with the CCPA, GDPR or other applicable data protection regulations, policies, industry standards, contractual obligations, or other legal obligations, could subject us to risk of regulatory investigation, penalties, business disruption, civil litigation and reputational harm, and could have a material adverse effect on our business, financial condition and results of operation.
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
Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been achieved through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $1,308.3 million in fiscal 2020 to $3,436.2 million in fiscal 2024 principally as a result of several acquisitions. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able enter into additional transactions, our growth may be adversely affected.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2024 that remain unresolved.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize that cyber incidents, including but not limited to data breaches, ransomware attacks, and system outages, pose a material risk to our operations. We have processes in place for assessing, identifying and managing material risks from cybersecurity threats. These processes are embodied in our Information Risk Management Policy, which is supported by a set of standards and procedures, to provide a structured methodology for identifying, assessing, and managing risks to critical assets, including applications and systems. The Information Risk Management Policy is designed to provide a consistent risk management approach across the organization to safeguard against existing and emerging threats and to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The processes for cybersecurity risk management that we follow are integrated into our enterprise risk management (“ERM”) program.
Our risk management processes include identifying and documenting key risks, assessing the potential business impact and likelihood of the identified risks, and developing mitigation plans for any risks that are deemed to be critical and or material. The Company uses various techniques to identify risks, up to and including input from our threat intelligence teams, which includes monitoring adversarial tactics and techniques, as well as annual penetration testing using third-party vendors. Once identified, these risks are assessed to evaluate potential impacts to us from compromised confidentiality, integrity, or availability of information systems, considering financial, operational, legal, and reputational risks. Risk ratings are determined by evaluating the threats, any vulnerabilities, and potential business impacts, and this information is documented in our risk register. The management of material risks from cybersecurity threats is assigned to appropriate personnel, with mitigation or remediation plans approved by executive management and reviewed regularly.
The ongoing management of material risks from cybersecurity threats includes promoting security awareness throughout the Company, such as quarterly employee training, ongoing monitoring for cybersecurity threats and vulnerabilities, incident response planning, and data backup and retention and recovery readiness in accordance with our global business resilience planning policy and program. We have in place a comprehensive Security Incident Response Plan that outlines the policies and procedure to be followed in the event of an incident, including escalation and communication procedures.
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. These processes include a review of vendors against cybersecurity-focused criteria through our vendor due diligence process, as well as a policy which mandates the inclusion of certain security-related clauses and provisions in our contracts with vendors and suppliers. We also conduct ongoing monitoring and assurance processes, including assessments, to ensure compliance with applicable security-related contractual provisions and other requirements.
Periodically, we engage third-party consultants to assess the maturity of our cybersecurity controls using the NIST Cybersecurity Framework. The assessment covers our risk management processes, people, and technologies. The findings are shared with our Chief Information Security Officer (“CISO”), senior management, and the Board of Directors, and the results are used to refine or enhance our risk management practices relating to cybersecurity.
The consequences of prior cybersecurity incidents we have encountered have not materially affected our business strategy, results of operations or financial condition. We are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Our security programs and measures do not prevent all intrusions and the occurrence of a significant cybersecurity incident could have a substantial negative impact on us. See Item 1A. Risk Factors — Technology and Cybersecurity Risks for additional discussion.
Governance
Our management is responsible for identifying, assessing, and managing our exposure to risk. The Board of Directors plays an active role in overseeing management’s activities regarding risk management in part through its various committees based on each committee’s responsibilities and expertise. The Board has delegated to the Technology and Operations Committee (the “Committee”) oversight of the Company's Information Technology Department and risks arising from technology and operations, including information security, fraud, vendor, data protection and privacy, business continuity and resilience and cybersecurity risks.
Our CISO and Chief Information Officer (“CIO”) are primarily responsible for the management of cybersecurity-related risks. Our CISO reports to our CIO, who is a member of our executive committee. The CIO collaborates closely with the CISO to align cybersecurity risk management with business goals. Our Governance, Risk and Compliance team is responsible for implementing the Company’s security risk management program, and our security engineering and Threat Management teams manage the technical aspects of cybersecurity and incident detection, response, and remediation. These teams report to the CISO and CIO to keep them informed of the matters for which they are responsible. The CISO and CIO report quarterly to the Committee on current and emerging strategies and trends, the Company's approach to technology and operations, developments with respect to cybersecurity events and risks and the Company’s cybersecurity roadmap. More frequent reporting occurs when circumstances dictate, such as pursuant to the escalation procedures included in the Company’s Security Incident Response Plan.
Our CISO has over 20 years of experience in cybersecurity. Before joining the Company in 2023, he held senior leadership positions in cybersecurity and security operations at publicly traded companies, a federally funded research and development center and the U.S. military. He holds a B.A. in Political Science from the University of Arizona and an MA in Strategic Intelligence from American Military University. He is also a Certified Information Systems Security Professional. Our CIO has been with the Company since 2017. She has over 20 years of experience in senior technology and financial roles in the asset management and financial services sector. She holds a B.S. in Accounting from Babson College and an MBA from Indiana University.
Item 2. Properties
We have offices, operations and data centers located around the world. Our corporate headquarters is located at 230 Park Avenue, New York, New York. We have significant operations located in London, Chicago, Birmingham and Kansas City, along with many other locations globally. We believe that our facilities are adequate to meet our anticipated requirements for current lines of business. Most of our offices support multiple or all of our segments. All our offices and other principal business properties are leased, except for a portion of our space in Buenos Aires, which we own.
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
Holders of Record
As of September 30, 2024, there were 615 registered holders of record of our common stock. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities for the fiscal years ended September 30, 2024, 2023 and 2022.
Issuer Purchases of Equity Securities
On August 28, 2024, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2024 and ending on September 30, 2025. This authorization replaced the previous authorization to purchase up to 1.5 million shares during fiscal 2024. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2024 to July 31, 2024	453	$81.55	—	1,500,000
August 1, 2024 to August 31, 2024	—	—	—	1,500,000
September 1, 2024 to September 30, 2024	131	77.66	—	1,500,000
Total	584	$80.68	—
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
2023
SNEX
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this discussion, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counterparty failures and changes in market conditions, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item A of this Annual Report on Form 10-K for the year ended September 30, 2024. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,500 employees as of September 30, 2024. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
We report our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. This structure allows us to efficiently serve clients in more than 180 countries and manage our large global footprint. See Segment Information for a listing of business activities performed within our reportable segments.
StoneX Group Inc. and its trade name "StoneX" carry forward the foundation established by Saul Stone in 1924 to today's modern financial services firm. Today, we provide an institutional-grade financial services ecosystem, connecting our clients to over 40 derivatives exchanges, 180 foreign exchange markets, most global securities exchanges and over 18,000 over-the-counter (“OTC”) markets via our networks of highly integrated digital platforms and experienced professionals. Our platform delivers support throughout the entire lifecycle of a transaction, from consulting and boots-on-the-ground intelligence, to efficient execution, to post-trade clearing, custody and settlement.

Executive Summary
During fiscal 2024, our continued efforts to increase client engagement and expand our product offerings resulted in continued growth in transactional volumes throughout the majority of our operating segments and products, with the exception of FX/Contracts for difference (“CFD”) contracts volume which declined due to generally lower FX volatility during fiscal 2024.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year, we experienced:
•Lower rate per contract (“RPC”) on listed derivatives due to stronger growth in institutional client volumes, which have a relatively lower RPC in relation to commercial client volumes.
•Lower OTC derivatives RPC due to diminished volatility in the agricultural and energy commodity markets.
•Lower securities rate per million (“RPM”) due to diminished equity volatility and backwardated markets in fixed income products, as well as continued growth in lower spread products including U.S. Treasuries and U.S. listed equities.

•Higher FX/CFD RPM due to an increased volume in gold, oil, and index contracts, which typically have a higher spread capture than FX contracts.
•Lower payments RPM due to generally lower FX market volatility.
Despite a decline in average client equity and money market (“MM”)/FDIC client balances, driven by lower margin requirements, interest and fee income earned on client balances increased compared to the fiscal year ended September 30, 2023, as we achieved an increase in the interest rate realized on these client balances.
Operating revenues increased $522.1 million, led by our Institutional and Self-Directed/Retail segments, which added $448.5 million and $62.0 million, respectively. Operating revenues in our Commercial segment added $9.2 million, while our Payments segment declined $3.0 million.
Overall segment income increased $122.1 million with all of our segments experiencing growth versus the prior year, with the exception of our Commercial segment. The growth was led by our Self-Directed/Retail segment which added $73.5 million, while our Institutional and Payments segments increased $48.1 million and $3.5 million, respectively. Commercial segment income declined $3.0 million.
On March 1, 2024, we successfully increased the amount and extended the duration of our long term capital, with the issuance of $550.0 million of 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), the proceeds of which we utilized to extinguish $347.9 million of 8.625% Senior Secured Notes due 2025 (the “Notes due 2025”), as well as to pay down the then current borrowings on our revolving credit facility. While funds from the issuance of the Notes due 2031 were used to redeem the Notes due 2025, the redemption did not occur until June 17, 2024, in order to redeem those notes at par. This period of both issuances of Senior Secured Notes outstanding, combined with the recognition of a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs on the Notes due 2025, resulted in a $10.3 million increase in interest expense related to corporate funding purposes as compared to the prior year.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 52% of total expenses in both the fiscal years ended September 30, 2024 and 2023. Non-variable expenses, excluding bad debts, increased $91.1 million, principally due to higher fixed compensation and benefits, professional fees, non-trading technology and support and occupancy and equipment rental, with these increases related to the continuing build out and expansion of our product offering and geographic reach of our operating segments as well as in overhead departments to support this growth.
Income before tax includes gains of $8.8 million and $2.1 million for the fiscal years ended September 30, 204 and 2023, respectively, related to class action settlements received, which are included in Gain on acquisition and other gains. Also included in Gain on acquisition and other gains in the fiscal year ended September 30, 2023 was a $23.5 million gain on the acquisition of CDI, which was non-taxable, and accordingly there was no corresponding income tax provision amount recorded related to the gain.
Net income increased $22.3 million to $260.8 million in the fiscal year ended September 30, 2024. Diluted earnings per share were $7.96 for the fiscal year ended September 30, 2024 compared to $7.45 in the fiscal year ended September 30, 2023.

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
Financial Overview

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Revenues:
Sales of physical commodities	$96,586.2	66%	$58,131.2	(9)%	$64,052.6
Principal gains, net	1,189.6	10%	1,079.9	(6)%	1,145.2
Commission and clearing fees	548.0	10%	498.4	(2)%	507.9
Consulting, management, and account fees	167.2	5%	159.0	43%	111.3
Interest income	1,396.8	41%	987.6	351%	219.0
Total revenues	99,887.8	64%	60,856.1	(8)%	66,036.0
Cost of sales of physical commodities	96,451.6	66%	57,942.0	(9)%	63,928.6
Operating revenues	3,436.2	18%	2,914.1	38%	2,107.4
Transaction-based clearing expenses	319.3	17%	271.8	(7)%	291.2
Introducing broker commissions	166.2	3%	161.6	1%	160.1
Interest expense	1,115.7	39%	802.2	492%	135.5
Interest expense on corporate funding	67.8	18%	57.5	29%	44.7
Net operating revenues	1,767.2	9%	1,621.0	10%	1,475.9
Compensation and benefits	942.4	8%	868.6	9%	794.8
Bad debts, net of recoveries	0.6	(96)%	16.5	4%	15.8
Other expenses	478.9	9%	438.3	11%	394.5
Total compensation and other expenses	1,421.9	7%	1,323.4	10%	1,205.1
Gain on acquisition and other gains, net	8.8	(65)%	25.4	297%	6.4
Income before tax	354.1	10%	323.0	17%	277.2
Income tax expense	93.3	10%	84.5	21%	70.1
Net income	$260.8	9%	$238.5	15%	$207.1

Return on average stockholders’ equity	16.9%		19.5%		21.0%

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Operating Revenues (in millions):
Listed derivatives	$469.6	13%	$416.5	(3)%	$430.5
OTC derivatives	209.9	(10)%	232.2	11%	208.3
Securities	1,442.7	36%	1,064.0	74%	610.4
FX/CFD contracts	316.1	21%	261.9	(23)%	339.3
Payments	205.1	(2)%	208.3	24%	167.8
Physical contracts	217.9	(11)%	244.9	26%	194.3
Interest/fees earned on client balances	432.1	12%	384.7	331%	89.3
Other	145.2	33%	109.4	32%	82.7
Corporate	46.9	48%	31.7	306%	7.8
Eliminations	(49.3)	25%	(39.5)	72%	(23.0)
	$3,436.2	18%	$2,914.1	38%	$2,107.4

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Volumes and Other Select Data (all $ amounts are U.S. dollar or U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	214,811	34%	160,292	—%	160,609
Listed derivatives, average RPC (1)	$2.09	(14)%	$2.44	(4)%	$2.53
Average client equity - listed derivatives (millions)	$6,206	(13)%	$7,137	25%	$5,696
OTC derivatives (contracts, 000’s)	3,538	—%	3,553	20%	2,968
OTC derivatives, average RPC	$59.62	(9)%	$65.78	(7)%	$70.49
Securities average daily volume (“ADV”) (millions)	$7,156	36%	$5,257	52%	$3,459
Securities RPM (2)	$256	(15)%	$301	(40)%	$503
Average MM/FDIC sweep client balances (millions)	$1,017	(24)%	$1,338	(25)%	$1,784
FX/CFD contracts ADV (millions)	$10,813	(9)%	$11,943	(10)%	$13,273
FX/CFD contracts RPM	$115	32%	$87	(12)%	$99
Payments ADV (millions)	$69	3%	$67	8%	$62
Payments RPM	$11,693	(5)%	$12,367	14%	$10,880

(1)	Give up fees, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $522.1 million, or 18%, to $3,436.2 million in the fiscal year ended September 30, 2024 compared to $2,914.1 million in the fiscal year ended September 30, 2023. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues from listed derivatives increased $53.1 million, with our Institutional and Commercial segments up $21.3 million and $31.8 million, respectively.
Operating revenues in OTC derivatives declined $22.3 million, principally driven by a 9% decline in the average rate per contract as a result of a decline in commodity volatility, as OTC volumes were flat with the prior year.
Operating revenue from securities transactions increased $378.7 million, principally due to a 36% increase in securities ADV, as well as a significant increase in interest rates. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. Our calculation of securities RPM, in the table above, presents the RPM after deducting from operating revenues the interest expense associated with our fixed income activities. Net operating revenues derived from securities transactions increased $44.5 million, principally driven by the increase in ADV noted above, which more than offset the 15% decline in RPM resulting from a tightening of spreads and a change in product mix.
Operating revenues from FX/CFD contracts increased $54.2 million, with a $59.0 million increase in our Self-Directed/Retail segment more than offsetting a $4.8 million decline in Institutional segment FX contracts operating revenues.

Operating revenues from payments declined by $3.2 million, or 2%, principally driven by a 5% decline in RPM traded, which was partially offset by a 3% increase in the ADV.
Operating revenues from physical contracts declined $27.0 million, principally driven by a $31.0 million decline in operating revenues in our physical agricultural and energy business, which was partially offset by a $4.1 million increase in precious metals related operating revenues. Precious metals related operating revenues were unfavorably impacted during the fiscal year ended September 30, 2024, by unrealized losses on derivative positions of $6.8 million, related to physical inventories held at the lower of cost or net realizable value. Precious metals related operating revenues during the fiscal year ended September 30, 2023 were favorably impacted by realized gains of $1.4 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $47.4 million, principally as a result of the impact of the increase in the short-term interest rates realized, which was partially offset by declines in average client equity and average money-market/FDIC sweep client balances of 13% and 24%, respectively, as compared to the fiscal year ended September 30, 2023.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Operating revenues increased $806.7 million, or 38%, to $2,914.1 million in the fiscal year ended September 30, 2023 compared to $2,107.4 million in the fiscal year ended September 30, 2022.
Operating revenues from listed derivatives declined $14.0 million, principally due to a 4% decline in the average rate per contract.
Operating revenues in OTC derivatives increased $23.9 million, principally driven by a 20% increase in OTC contract volumes, partially offset by a 7% decline in the average rate per contract.
Operating revenue from securities transactions increased $453.6 million, principally due to a 52% increase in securities ADV, as well as a significant increase in interest rates. Net operating revenues derived from securities transactions decreased $39.3 million, principally driven by a 40% decline in RPM primarily due to a tightening of spreads and a change in product mix.
Operating revenues from FX/CFD contracts declined $77.4 million, principally due to a 10% decline in FX/CFD contracts ADV, as well as a 12% decline in FX/CFD contracts RPM.
Operating revenues from payments increased by $40.5 million, principally due to an 8% increase in ADV, as well as a 14% increase in payments RPM.
Operating revenues from physical contracts increased $50.6 million, principally due to increased client activity in agricultural and energy commodities, including the CDI acquisition, effective October 31, 2022.
Interest and fee income earned on client balances, increased $295.4 million, principally driven by the impact of the significant increase in short-term interest rates, as well as a 25% increase in average client equity, which was partially offset by a 25% decline in average money market/FDIC sweep client balances.

Interest and Transactional Expenses
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Transaction-based clearing expenses

	Year Ended September 30,
	2024	2023	$ Change	% Change
Transaction-based clearing expenses	$319.3	$271.8	$47.5	17%
Percentage of operating revenues	9%	9%
Expenses were higher in the Exchange-Traded Futures & Options, Financial Ag and Energy and LME businesses, principally related to the increase in contracts traded. Expenses were higher in the Equity Capital Markets business, principally related to an increase in ADV and higher ADR conversion fees. Partially offsetting these increases were lower expenses in the Self-Directed/Retail Forex business, principally related to a reduction in banking fees through successful renegotiation of certain vendor contracts.
Introducing broker commissions

	Year Ended September 30,
	2024	2023	$ Change	% Change
Introducing broker commissions	$166.2	$161.6	$4.6	3%
Percentage of operating revenues	5%	6%
Expenses were higher in the Independent Wealth Management business, principally driven by increased revenues, higher in the Financial Ag and Energy business, principally due to increased volume and mix of clients, and higher in the Physical Ag and Energy business principally due to the growth in physical cotton client activity. These increases were partially offset by lower payouts within the Self-Directed/Retail Forex and Correspondent Clearing businesses.
Interest expense

	Year Ended September 30,
	2024	2023	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$852.4	$556.7	$295.7	53%
Securities borrowing	64.3	39.4	24.9	63%
Client balances on deposit	132.9	148.9	(16.0)	(11)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	66.1	57.2	8.9	16%
	1,115.7	802.2	313.5	39%
Corporate funding	67.8	57.5	10.3	18%
Total interest expense	$1,183.5	$859.7	$323.8	38%
Increased interest expense attributable to trading activities principally resulted from an increase in our fixed income and securities borrowing activities, as well as the effect of the increase in short-term interest rates, partially offset by a decrease in interest expense attributable to client balances, principally resulting from the decline in average client equity within the Exchange-Traded Futures & Options business. Interest expense attributable to short-term financing facilities of subsidiaries and other direct interest of operating segments increased principally within the Equity Capital Markets business, partially offset by lower average borrowings on our revolving credit facility within the Physical Ag and Energy business.
The increase in interest expense attributable to corporate funding was principally due to the March 1, 2024 issuance of the Notes due 2031, the proceeds of which were used to redeem the Notes due 2025. This redemption did not occur until June 17, 2024, in order to redeem those notes at par, and therefore there was a temporary period in which both the Notes due 2025 and Notes due 2031 were outstanding. In addition, upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which we have classified as a component of Interest expense on corporate funding on the Consolidated Income Statements. These increases were partially offset by lower average borrowings on our revolving credit facility.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Transaction-based clearing expenses

	Year Ended September 30,
	2023	2022	$ Change	% Change
Transaction-based clearing expenses	$271.8	$291.2	$(19.4)	(7)%
Percentage of operating revenues	9%	14%
Expenses were lower principally due to lower ADR conversion and short-rebate fees in the Equity Capital Markets business, lower bank fees and transactional regulatory fees in the Self-Directed/Retail Forex business, which related vendor optimization and decreased FX/CFD ADV, respectively, lower fees in the Exchange-Traded Futures & Options business, principally related to a decrease in contracts traded, and lower fees in the Payments business. These decreases were partially offset by higher fees in the Debt Capital Markets business, due to an increase in the ADV and higher exchange fees in the Financial Ag & Energy and LME Metals businesses, due to an increase in exchange-traded volumes. The decline in the percentage of operating revenues was principally due to the impact of the significant increase in interest income on operating revenues.
Introducing broker commissions

	Year Ended September 30,
	2023	2022	$ Change	% Change
Introducing broker commissions	$161.6	$160.1	$1.5	1%
Percentage of operating revenues	6%	8%
Expenses increased modestly period-over-period. Higher costs in the Physical Ag & Energy business, related to incremental expense from the CDI acquisition, Financial Ag & Energy, Asset Management and Payments businesses were partially offset by decreased expenses in the Independent Wealth Management and Self-Directed/Retail Forex businesses, principally due to lower trading volumes and revenues. The decline in the percentage of operating revenues was principally due to the impact of the significant increase in interest income on operating revenues.
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
The increase in interest expense attributable to trading activities was principally due to the significant increase in short-term interest rates, increased ADV in the fixed income business, and increased client balances on which we paid interest. The increase in interest expense attributed to corporate funding was principally due to higher short-term interest rates on our revolving credit facility as well as increased average borrowings.
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

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Net Operating Revenues (in millions):
Listed derivatives	$216.0	10%	$195.5	(7)%	$209.4
OTC derivatives	209.8	(10)%	232.1	11%	208.3
Securities	370.1	14%	325.6	(11)%	364.9
FX/CFD contracts	282.2	26%	224.2	(23)%	291.9
Payments	195.1	(2)%	199.2	26%	158.4
Physical contracts	174.0	(14)%	202.7	17%	173.2
Interest, net / fees earned on client balances	306.8	29%	237.0	239%	70.0
Other	77.9	15%	67.6	14%	59.3
Corporate	(64.7)	3%	(62.9)	6%	(59.5)
	$1,767.2	9%	$1,621.0	10%	$1,475.9
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Compensation and benefits:
Variable compensation and benefits	$506.5	5%	$483.2	1%	$478.1
Fixed compensation and benefits	435.9	13%	385.4	22%	316.7
	942.4	8%	868.6	9%	794.8
Other expenses:
Trading systems and market information	79.1	7%	74.0	12%	66.2
Professional fees	69.7	22%	57.0	5%	54.3
Non-trading technology and support	73.4	19%	61.6	18%	52.4
Occupancy and equipment rental	49.0	21%	40.4	12%	36.1
Selling and marketing	52.6	(3)%	54.0	(2)%	55.3
Travel and business development	28.4	15%	24.8	47%	16.9
Communications	8.5	(7)%	9.1	10%	8.3
Depreciation and amortization	53.1	4%	51.0	15%	44.4
Bad debts, net of recoveries	0.6	(96)%	16.5	4%	15.8
Other	65.1	(2)%	66.4	10%	60.6
	479.5	5%	454.8	11%	410.3
Total compensation and other expenses	$1,421.9	7%	$1,323.4	10%	$1,205.1

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Compensation and Other Expenses: Compensation and other expenses increased $98.5 million, or 7%, to $1,421.9 million in the fiscal year ended September 30, 2024 compared to $1,323.4 million in the fiscal year ended September 30, 2023.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$426.5	$407.3	$19.2	5%
Administrative, executive, and centralized and local operations	80.0	75.9	4.1	5%
Total variable compensation and benefits	506.5	483.2	23.3	5%
Variable compensation and benefits as a percentage of net operating revenues	29%	30%

Fixed compensation and benefits:
Non-variable salaries	305.6	266.8	38.8	15%
Employee benefits and other compensation	85.1	75.7	9.4	12%
Share-based compensation	37.2	28.0	9.2	33%
Severance	8.0	14.9	(6.9)	(46)%
Total fixed compensation and benefits	435.9	385.4	50.5	13%
Total compensation and benefits	$942.4	$868.6	$73.8	8%
Total compensation and benefits as a percentage of operating revenues	27%	30%
Number of employees, end of period	4,556	4,137	419	10%
Non-variable salaries increased within the Commercial, Institutional and Payments segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and benefits principally related to the increase in headcount, as well as a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The fiscal year ended September 30, 2024 also included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during the fiscal year ended September 30, 2024, as well as from increased restricted stock amortization related to employee-elected and statutorily-required deferred incentive, which results in cash exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The year ended September 30, 2024 also included $0.9 million in accelerated share-based compensation due to the departure of the executive officer.
During the fiscal year ended September 30, 2024, severance costs were $8.0 million, relating to the departure of several employees, including the executive officer mentioned above. During the fiscal year ended September 30, 2023, severance costs were $14.9 million, principally related to a reorganization within the Payments business.
Other Expenses: Other non-compensation expenses increased $24.7 million, or 5%, to $479.5 million in the fiscal year ended September 30, 2024 compared to $454.8 million in the fiscal year ended September 30, 2023.
Professional fees increased $12.7 million, principally due to higher legal fees related to matters in which we are defendants, as well as related to advisory matters in the normal course of business. Additionally, the increase is related to higher consulting fees, principally related to implementation projects in the overhead compliance and human resource departments.
Non-trading technology and support increased $11.8 million, principally due to higher non-trading software maintenance and support costs related to various technology used throughout Core IT, compliance and Self-Directed/Retail Forex.
Occupancy and equipment rental increased $8.6 million, principally due to additional office space acquired in London and India, as well as certain accelerated charges incurred as we consolidate office space in London to support our current and anticipated future growth, partially offset by a partial refund of property tax and related expenses covering prior years in London. Additionally, we experienced higher costs in the U.S. and Singapore.
Travel and business development increased $3.6 million, principally due to higher transportation and lodging costs across our Commercial and Institutional segments and support departments, as well as transportation and lodging costs related to our global sales summit, held in February 2024, which occurs once every two years.

During the fiscal year ended September 30, 2024, we recorded net recoveries of bad debts of $0.6 million, principally related to net recoveries within the Institutional segment of $1.3 million, which were partially offset by bad debt expense of $1.2 million of client receivables in the Payments segment, $0.5 million within the Self-Directed/Retail segment, and $0.2 million within the Commercial segment. During the fiscal year ended September 30, 2023, bad debt expense, net of recoveries was $16.5 million, principally related to bad debt expense of $15.1 million of client receivables in the Physical Ag & Energy business, $2.3 million of client trading account deficits in the Self-Directed/Retail Forex business, and $0.6 million in client trading account deficits in the Financial Ag & Energy business, partially offset by net recoveries of $1.4 million of client trading account deficits in the Exchange-Traded Futures & Options business.
Gain on Acquisition and Other Gains, net: The results of the fiscal year ended September 30, 2024 include nonrecurring gains of $1.9 million resulting from proceeds received from a gold fix class action settlement, reported within the Self-Directed/Retail segment, and $6.9 million resulting from proceeds received from a commodity exchange gold futures and options trading settlement, reported within the Commercial segment. The results of the fiscal year ended September 30, 2023 included a nonrecurring gain of $23.5 million related to the acquisition of CDI and a nonrecurring gain of $2.1 million resulting from proceeds received from a foreign exchange antitrust class action settlement, reported within the Institutional segment.
Provision for Taxes: Our effective income tax rate was 26% for the fiscal year ended September 30, 2024 and 2023. The effective income tax rate for the fiscal year ended September 30, 2024 and 2023 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, GILTI, and the amount of foreign earnings taxed at higher tax rates. The gain on acquisition of $23.5 million in the fiscal year ended September 30, 2023 was not taxable and reduced the effective income tax rate by 1.4%.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
Compensation and Other Expenses: Compensation and other expenses increased $205.8 million, or 21%, to $1,323.4 million in the fiscal year ended September 30, 2023 compared to $1,205.1 million in the fiscal year ended September 30, 2022.
Compensation and Benefits:

	Year Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$407.3	$410.4	$(3.1)	(1)%
Administrative, executive, and centralized and local operations	75.9	67.7	8.2	12%
Total variable compensation and benefits	483.2	478.1	5.1	1%
Variable compensation and benefits as a percentage of net operating revenues	30%	32%

Fixed compensation and benefits:
Non-variable salaries	266.8	225.8	41.0	18%
Employee benefits and other compensation	75.7	70.5	5.2	7%
Share-based compensation	28.0	17.8	10.2	57%
Severance	14.9	2.6	12.3	473%
Total fixed compensation and benefits	385.4	316.7	68.7	22%
Total compensation and benefits	$868.6	$794.8	$73.8	9%
Total compensation and benefits as a percentage of operating revenues	30%	38%
Number of employees, end of period	4,137	3,615	522	14%
Non-variable salaries increased principally due to the increased headcount resulting from expanding capabilities among our business lines and the CDI acquisition, as well as the growth in our operational and overhead departments supporting our business growth, as well as the impact of annual merit increases.
Employee benefits and other compensation, excluding share-based compensation, increased principally related to higher severance, payroll taxes, benefits, and retirement costs. During the fiscal year ended September 30, 2023, severance costs were $14.9 million, principally related to a reorganization within the Payments business. During the fiscal year ended September 30, 2022, severance costs were $2.6 million. Partially offsetting the increases was an increase in employee-elected deferred incentive, which is exchanged for restricted stock. Share-based compensation increased principally due to higher employee participation in the Company’s restricted stock plan, as well as from $3.3 million in accelerated share-based compensation for employee departures related to retirements and certain business reorganizations during the fiscal year ended September 30, 2023.
Other Expenses: Other non-compensation expenses increased $44.5 million, or 11%, to $454.8 million in the fiscal year ended September 30, 2023 compared to $410.3 million in the fiscal year ended September 30, 2022.
Trading systems and market information costs increased $7.8 million, principally due to higher market information costs in the Debt Capital Markets, Self-Directed/Retail Forex, and Financial Ag & Energy businesses.
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
Bad debt expense, net of recoveries increased $0.7 million over the prior year. During the fiscal year ended September 30, 2023, bad debt expense, net of recovery was $16.5 million, principally related to bad debt expense of $15.1 million of client receivables in the Physical Ag & Energy business, $2.3 million of client trading account deficits in our Self-Directed/Retail FX segment, and $0.6 million in client trading account deficits in our Financial Ag & Energy business, partially offset by net recoveries of $1.4 million of client trading account deficits in our Exchange-traded Futures & Options business. During the fiscal year ended September 30, 2022, bad debt expense, net of recoveries was $15.8 million, principally related to client trading account deficits in our Commercial, Institutional, Self-Directed/Retail, and Payments segments of $11.6 million, $1.8 million, $2.3 million, and $0.1 million, respectively.
Gain on Acquisition and Other Gains, net: The results of the fiscal year ended September 30, 2023 included a nonrecurring gain of $23.5 million related to the CDI acquisition, as well as a nonrecurring gain related to proceeds received of $2.1 million resulting from an institutional-based foreign exchange antitrust class action settlement. The results of the fiscal year ended September 30, 2022 included a nonrecurring gain related to proceeds received of $6.4 million resulting from a foreign exchange antitrust class action settlement in the Self-Directed/Retail segment.
Provision for Taxes: Our effective income tax rate was 26% and 25% for fiscal years ended September 30, 2023 and 2022, respectively. The effective income tax rate for the fiscal years ended September 30, 2023 and 2022 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, and the amount of foreign earnings taxed at higher tax rates. The gain on acquisition of $23.5 million in the fiscal year ended September 30, 2023 was not taxable and reduced the effective income tax rate by 1.4%.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicted.

	Year Ended September 30,
(in millions)	2024	% of Total	2023	% of Total	2022	% of Total
Variable compensation and benefits	$506.5	26%	$483.2	28%	$478.1	29%
Transaction-based clearing expenses	319.3	17%	271.8	15%	291.2	17%
Introducing broker commissions	166.2	9%	161.6	9%	160.1	10%
Total variable expenses	992.0	52%	916.6	52%	929.4	56%
Fixed compensation and benefits	435.9	23%	385.4	22%	316.7	19%
Other fixed expenses	478.9	25%	438.3	25%	394.5	24%
Bad debts, net of recoveries	0.6	—%	16.5	1%	15.8	1%
Total non-variable expenses	915.4	48%	840.2	48%	727.0	44%
Total non-interest expenses	$1,907.4	100%	$1,756.8	100%	$1,656.4	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the fiscal year ended September 30, 2024, non-variable expenses, excluding bad debts, net of recoveries, increased $91.1 million, or 11%, compared to the fiscal year ended September 30, 2023.
During the fiscal year ended September 30, 2023, non-variable expenses, excluding bad debts, net of recoveries, increased $112.5 million, or 16%, compared to the fiscal year ended September 30, 2022.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,500 employees allowing us to serve clients in more than 180 countries.
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Self-Directed/Retail	Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Financial Ag & Energy	Equity Capital Markets	Forex/CFD	Payments
LME Metals	Debt Capital Markets	Independent Wealth Management	Payment Technology Services
Physical Ag & Energy	FX Prime Brokerage
Precious Metals	Exchange-Traded Futures & Options
Correspondent Clearing
Total revenues, operating revenues and net operating revenues shown as “Corporate” primarily consist of interest income from our centralized corporate treasury function. Corporate also includes net costs not allocated to operating segments, including costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. For additional information regarding Corporate, see Note 22 to the Consolidated Financial Statements.
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
Segment income is used by our chief operating decision maker (“CODM”) as the primary measure of segment profit or loss in the evaluation for each of our operating segments. During the year ended September 30, 2024, we revised our method of allocating certain overhead costs to our operating segments, and, beginning in the year ended September 30, 2024, the CODM also uses ‘Segment income, less allocation of overhead costs’ as an additional segment measure of our segments’ financial performance. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses. The measure of segment profit or loss most consistent with the corresponding amounts in the consolidated financial statements is segment income.
In the accompanying segment tables, ‘Allocation of overhead costs’ has been added beneath ‘Segment income’, which reconciles the segment income measure to the segment income, less allocation of overhead costs measure for the year ended September 30, 2024.

Total Segment Results
The following table presents summary information concerning all of our business segments on a combined basis, excluding Corporate, for the periods indicated.

	Year Ended September 30,
(in millions)	2024	% of Operating Revenues	2023	% of Operating Revenues	2022	% of Operating Revenues
Sales of physical commodities	$96,586.2		$58,131.2		$64,052.6
Principal gains, net	1,186.3		1,077.4		1,150.5
Commission and clearing fees	550.3		500.3		509.6
Consulting, management, and account fees	165.2		155.6		108.5
Interest income	1,402.2		999.4		230.0
Total revenues	99,890.2		60,863.9		66,051.2
Cost of sales of physical commodities	96,451.6		57,942.0		63,928.6
Operating revenues	3,438.6	100%	2,921.9	100%	2,122.6	100%
Transaction-based clearing expenses	318.9	9%	271.6	9%	292.3	14%
Introducing broker commissions	166.2	5%	161.6	6%	160.3	8%
Interest expense	1,121.6	33%	804.8	28%	134.6	6%
Net operating revenues	1,831.9		1,683.9		1,535.4
Variable compensation and benefits	430.3	13%	410.3	14%	413.5	19%
Net contribution	1,401.6		1,273.6		1,121.9
Fixed compensation and benefits	218.8		204.9		175.7
Other fixed expenses	305.4		290.8		261.1
Bad debts, net of recoveries	0.6		16.5		15.8
Total non-variable direct expenses	524.8	15%	512.2	18%	452.6	21%
Other gains	8.8		2.1		6.4
Segment income	885.6		763.5		675.7
Allocation of overhead costs (1)	156.0		—		—
Segment income, less allocation of overhead costs	$729.6		$763.5		$675.7
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the fiscal year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.
Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical commodity trading, marketing, procurement, logistics and price management services. We believe our ability to provide these high-value-added products and services differentiates us from our competitors and maximizes our ability to retain our clients.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Revenues:
Sales of physical commodities	$96,530.1	68%	$57,559.9	(9)%	$63,162.7
Principal gains, net	347.2	5%	331.5	(3)%	343.0
Commission and clearing fees	192.6	8%	178.0	5%	168.8
Consulting, management and account fees	27.1	5%	25.7	17%	21.9
Interest income	181.3	18%	154.1	229%	46.8
Total revenues	97,278.3	67%	58,249.2	(9)%	63,743.2
Cost of sales of physical commodities	96,406.4	68%	57,386.5	(9)%	63,051.1
Operating revenues	871.9	1%	862.7	25%	692.1
Transaction-based clearing expenses	70.3	16%	60.7	9%	55.9
Introducing broker commissions	44.3	10%	40.1	27%	31.5
Interest expense	41.4	2%	40.6	123%	18.2
Net operating revenues	715.9	(1)%	721.3	23%	586.5
Variable compensation and benefits	174.1	(1)%	176.4	3%	171.2
Net contribution	541.8	(1)%	544.9	31%	415.3
Fixed compensation and benefits	68.4	12%	61.1	23%	49.8
Other fixed expenses	92.4	19%	77.4	18%	65.6
Bad debts, net of recoveries	0.2	(99)%	15.7	35%	11.6
Non-variable direct expenses	161.0	4%	154.2	21%	127.0
Other gains	6.9	n/m	—	—	—
Segment income	387.7	(1)%	390.7	36%	288.3
Allocation of overhead costs (1)	35.5	—	—	—	—
Segment income, less allocation of overhead costs	$352.2	n/m	$390.7	n/m	$288.3
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Operating Revenues (in millions):
Listed derivatives	$262.3	14%	$230.5	(4)%	$240.5
OTC derivatives	209.9	(10)%	232.2	11%	208.3
Physical contracts	212.5	(9)%	232.9	29%	180.4
Interest / fees earned on client balances	160.2	13%	142.2	244%	41.3
Other	27.0	8%	24.9	15%	21.6
	$871.9	1%	$862.7	25%	$692.1
Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s)	39,906	16%	34,430	14%	30,323
Listed derivatives, average rate per contract (1)	$6.33	(1)%	$6.37	(16)%	$7.54
Average client equity - listed derivatives (millions)	$1,715	(11)%	$1,927	(10)%	$2,149
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	3,538	—%	3,553	20%	2,968
OTC derivatives, average rate per contract	$59.62	(9)%	$65.78	(7)%	$70.49
(1) Give up fees, related to contract execution for clients of other FCMs, as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $9.2 million, or 1%, to $871.9 million in the fiscal year ended September 30, 2024 compared to $862.7 million in the fiscal year ended September 30, 2023. Net operating revenues decreased $5.4 million, or 1%, to $715.9 million in the fiscal year ended September 30, 2024 compared to $721.3 million in the fiscal year ended September 30, 2023.
Operating revenues derived from listed derivatives increased $31.8 million, principally driven by a 16% increase in listed derivative contract volumes, primarily in agricultural and LME base metal commodity markets. This was partially offset by a 1% decline in the average rate per contract.

Operating revenues derived from OTC transactions declined $22.3 million, principally driven by a 9% decline in the average rate per contract as a result of a decline in commodity volatility.
Operating revenues derived from physical transactions declined $20.4 million, principally driven by a $31.0 million decline in operating revenues in our physical agricultural and energy business which was partially offset by a $10.7 million increase in operating revenues in our precious metals businesses.
Interest and fee income earned on client balances increased $18.0 million, as a result of an increase in the short-term interest rates realized, which was partially offset by an 11% decrease in average client equity.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 33% in the fiscal year ended September 30, 2024 compared to 32% in the fiscal year ended September 30, 2023.
Segment income decreased $3.0 million, partially due to the decline in net operating revenues, as well as a $6.8 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $7.3 million increase in fixed compensation and benefits, a $1.3 million increase in professional fees, a $1.9 million increase in depreciation and amortization and a $1.1 million increase in travel and business development. The increase in non-variable direct expenses were partially offset by a $15.5 million decline in bad debts, net of recoveries. Also, the decline in segment income was partially offset by a nonrecurring gain of $6.9 million related to proceeds from a settlement in a commodity exchange gold futures and options trading matter.
For the fiscal year ended September 30, 2024, we have calculated an allocation for overhead costs of $35.5 million for the Commercial segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
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
Operating revenues derived from listed derivatives declined $10.0 million, principally driven by a 16% decline in the average rate per contract as the prior year period experienced wider spreads in LME markets related to the Russian invasion of Ukraine and the resulting effect on base metal commodity prices. This decline was partially offset by a 14% increase in listed derivative contract volumes compared to the prior year period.
Operating revenues derived from OTC transactions increased $23.9 million, principally driven by a 20% increase in OTC volumes, most notably in agricultural and soft commodities, which was partially offset by a 7% decline in the average rate per contract compared to the prior year.
Operating revenues derived from physical transactions increased $52.5 million, principally due to the CDI acquisition, effective October 31, 2022, as well as increased client activity in agricultural and energy commodities.
Interest and fee income earned on client balances increased $100.9 million, principally due to a significant increase in short-term interest rates, which was partially offset by a 10% decrease in average client equity.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 32% in the fiscal year ended September 30, 2023 compared to 37% in the fiscal year ended September 30, 2022, primarily as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $102.4 million, principally due to the growth in operating revenues which was partially offset by a $27.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $11.3 million increase in fixed compensation and benefits, a $4.1 million increase in bad debts, net of recoveries, a $2.9 million increase in depreciation and amortization, a $2.7 million increase in travel and business development and a $2.2 million increase in selling and marketing expense.
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

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	404.1	13%	359.2	7%	337.2
Commission and clearing fees	301.9	12%	268.8	(5)%	283.8
Consulting, management, and account fees	76.1	4%	72.9	126%	32.2
Interest income	1,180.0	45%	812.7	355%	178.6
Total revenues	1,962.1	30%	1,513.6	82%	831.8
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	1,962.1	30%	1,513.6	82%	831.8
Transaction-based clearing expenses	228.0	21%	187.9	(7)%	202.4
Introducing broker commissions	31.2	(12)%	35.4	12%	31.7
Interest expense	1,072.5	41%	758.3	564%	114.2
Net operating revenues	630.4	18%	532.0	10%	483.5
Variable compensation and benefits	200.1	11%	180.5	(4)%	188.4
Net contribution	430.3	22%	351.5	19%	295.1
Fixed compensation and benefits	77.1	29%	59.7	16%	51.3
Other fixed expenses	88.5	14%	77.5	15%	67.4
Bad debts, net of recoveries	(1.3)	(13)%	(1.5)	n/m	1.8
Total non-variable direct expenses	164.3	21%	135.7	13%	120.5
Other gain	—	(100)%	2.1	n/m	—
Segment income	$266.0	22%	$217.9	25%	$174.6
Allocation of overhead costs (1)	52.4	—	—	—	—
Segment income, less allocation of overhead costs	$213.6	n/m	$217.9	n/m	$174.6
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Operating Revenues (in millions):
Listed derivatives	$207.3	11%	$186.0	(2)%	$190.0
Securities	1,342.1	38%	973.6	90%	513.4
FX contracts	34.6	(12)%	39.4	39%	28.4
Interest / fees earned on client balances	269.2	12%	239.5	420%	46.1
Other	108.9	45%	75.1	39%	53.9
	$1,962.1	30%	$1,513.6	82%	$831.8

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)	174,905	39%	125,862	(3)%	130,285
Listed derivatives, average rate per contract (1)	$1.12	(18)%	$1.36	—%	$1.36
Average client equity - listed derivatives (millions)	$4,491	(14)%	$5,210	47%	$3,547
Securities ADV ( millions)	$7,156	36%	$5,257	52%	$3,459
Securities RPM (2)	$256	(15)%	$301	(40)%	$503
Average MM/FDIC sweep client balances (millions)	$1,017	(24)%	$1,338	(25)%	$1,784
FX contracts ADV ( millions)	$3,827	(11)%	$4,321	8%	$3,983
FX contracts RPM	$40	8%	$37	32%	$28
n/m = not meaningful to present as a percentage
(1) Give up fees, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivative, average rate per contract.
(2) Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $448.5 million, or 30%, to $1,962.1 million in the fiscal year ended September 30, 2024 compared to $1,513.6 million in the fiscal year ended September 30, 2023. Net operating revenues increased $98.4 million, or 18%, to $630.4 million in the fiscal year ended September 30, 2024 compared to $532.0 million in the fiscal year ended September 30, 2023.
Operating revenues derived from listed derivatives increased $21.3 million, principally driven by a 39% increase in listed derivative contract volumes, which was partially offset by an 18% decline in the average rate per contract.
Operating revenues derived from securities transactions increased $368.5 million, principally driven by a 36% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets. The securities RPM decreased 15%, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts declined $4.8 million, principally driven by an 11% decline in the ADV of FX contracts traded, which was partially offset by an 8% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $29.7 million, principally driven by an increase in the short-term interest rates realized, which was partially offset by declines of 14% and 24% in average client equity and average MM/FDIC sweep client balances, respectively.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $314.2 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $295.7 million and interest expense directly attributable to securities lending activities increasing $24.9 million. Partially offsetting these increases, interest paid to clients decreased $20.8 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 23% in the fiscal year ended September 30, 2024 compared to 27% in the fiscal year ended September 30, 2023, principally as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $48.1 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $28.6 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to a $17.4 million increase in fixed compensation and benefits, a $2.3 million increase in trade systems and market information, a $6.8 million increase in professional fees and a $1.0 million increase in travel and business development. These increases were partially offset by a $1.8 million decline in non-trading technology and support as compared to the fiscal year ended September 30, 2023. Segment income in the fiscal year ended September 30, 2023, was favorably impacted by a nonrecurring gain related to proceeds received of $2.1 million resulting from an institutional-based foreign exchange antitrust class action settlement.
For the fiscal year ended September 30, 2024, we have calculated an allocation for overhead costs of $52.4 million for the Institutional segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
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
Operating revenues derived from listed derivatives declined $4.0 million, principally driven by a 3% decline in listed derivative contract volumes as the average rate per contract was flat compared to the fiscal year ended September 30, 2022.
Operating revenues derived from securities transactions increased $460.2 million, principally driven by a 52% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets. The securities RPM decreased 40%, principally due to a tightening of spreads and a change in product mix.

Operating revenues derived from FX contracts increased $11.0 million, primarily driven by a 8% increase in the ADV of FX contracts traded as well as a 32% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $193.4 million, principally driven by a significant increase in short-term interest rates, as well as a 47% increase in average client equity compared to the prior year period, which was partially offset by a 25% decline in average MM/FDIC sweep client balances.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $644.1 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $494.4 million, interest paid to clients increasing $117.7 million and interest expense directly attributable to securities lending activities increasing $16.4 million compared to the prior year period.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 27% in the fiscal year ended September 30, 2023 compared to 51% in the fiscal year ended September 30, 2022, principally as the result of the increase in interest/fees earned on client balances, which is generally not a component of variable compensation.
Segment income increased $43.3 million, primarily as a result of the increase in net operating revenues noted above, which was partially offset by a $15.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to a $8.4 million increase in fixed compensation and benefits, a $3.8 million increase in trade systems and market information, a $2.4 million increase in non-trading technology and support, a $1.5 million increase in professional fees and a $1.9 million increase in travel and business development. These increases were partially offset by a $3.3 million positive variance in bad debts. Segment income was also favorably impacted by a nonrecurring gain related to proceeds received of $2.1 million resulting from an institutional-based foreign exchange antitrust class action settlement.

Self-Directed/Retail
We provide our self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex") and CFDs, which are investment products with returns linked to the performance of underlying assets, and both financial trading and physical investment in precious metals. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Self-Directed/Retail segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Revenues:
Sales of physical commodities	$56.1	(90)%	$571.3	(36)%	$889.9
Principal gains, net	237.0	27%	186.4	(39)%	307.4
Commission and clearing fees	49.9	8%	46.3	(9)%	50.8
Consulting, management, and account fees	58.6	9%	53.6	4%	51.6
Interest income	38.6	25%	30.9	587%	4.5
Total revenues	440.2	(50)%	888.5	(32)%	1,304.2
Cost of physical commodities sold	45.2	(92)%	555.5	(37)%	877.5
Operating revenues	395.0	19%	333.0	(22)%	426.7
Transaction-based clearing expenses	13.6	(16)%	16.2	(38)%	26.2
Introducing broker commissions	87.8	5%	83.8	(12)%	95.6
Interest expense	7.5	32%	5.7	185%	2.0
Net operating revenues	286.1	26%	227.3	(25)%	302.9
Variable compensation and benefits	19.1	31%	14.6	(35)%	22.6
Net contribution	267.0	26%	212.7	(24)%	280.3
Fixed compensation and benefits	44.7	(6)%	47.5	(15)%	55.7
Other fixed expenses	104.4	(11)%	117.1	3%	113.3
Bad debts, net of recoveries	0.5	(78)%	2.3	—%	2.3
Total non-variable direct expenses	149.6	(10)%	166.9	(3)%	171.3
Other gain	1.9	n/m	—	(100)%	6.4
Segment income	119.3	160%	45.8	(60)%	115.4
Allocation of overhead costs (1)	47.2	—	—	—	—
Segment income, less allocation of overhead costs	$72.1	n/m	$45.8	n/m	$115.4
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Self-Directed/Retail segment for the periods indicated.

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Operating Revenues (in millions):
Securities	$100.6	11%	$90.4	(7)%	$97.0
FX/CFD contracts	281.5	27%	222.5	(28)%	310.9
Physical contracts	5.4	(55)%	12.0	(14)%	13.9
Interest / fees earned on client balances	2.7	(10)%	3.0	58%	1.9
Other	4.8	(6)%	5.1	70%	3.0
	$395.0	19%	$333.0	(22)%	$426.7

Select data (all $ amounts are U.S. dollar equivalents):
FX/CFD contracts ADV (millions)	$6,986	(8)%	$7,622	(18)%	$9,290
FX/CFD contracts RPM	$157	37%	$115	(11)%	$129
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $62.0 million, or 19%, to $395.0 million in the fiscal year ended September 30, 2024 compared to $333.0 million in the fiscal year ended September 30, 2023. Net operating revenues increased $58.8 million, or 26%, to $286.1 million in the fiscal year ended September 30, 2024 compared to $227.3 million in the fiscal year ended September 30, 2023.
Operating revenues derived from FX/CFD contracts increased $59.0 million, principally due to a 37% increase in FX/CFD contracts RPM, which was primarily driven by increased client activity in gold, oil and index contracts, which typically have a higher RPM than do FX contracts. This increase was partially offset by an 8% decline in FX/CFD contracts ADV, primarily related to a decline in client activity in FX markets.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $10.2 million, while operating revenues derived from physical contracts declined $6.6 million.
Interest and fee income earned on client balances was $2.7 million in the fiscal year ended September 30, 2024 as compared to $3.0 million in the fiscal year ended September 30, 2023.
Variable expenses, excluding interest, as a percentage of operating revenues were 31% in the fiscal year ended September 30, 2024 compared to 34% in the fiscal year ended September 30, 2023, principally due to the increase in operating revenues derived from FX/CFD contracts which typically incur a lower relative percentage of variable expenses than do our other revenue streams within this segment.
Segment income increased $73.5 million, principally due to the increase in net operating revenues noted above as well as a $17.3 million, or 10%, decline in non-variable direct expenses. The decline in non-variable direct expenses was partially driven by a $4.2 million decline in depreciation and amortization, as certain intangibles, recognized as part the acquisition of GAIN Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2023, partially offset by an increase in amortization of capitalized software development for post-acquisition software placed into service. In addition, the decline in non-variable expenses was driven by a $6.0 million decline in direct selling and marketing costs, a $2.8 million decline in fixed compensation and benefits and a $1.8 million decrease in bad debts.
For the fiscal year ended September 30, 2024, we have calculated an allocation for overhead costs of $47.2 million for the Self-Directed/Retail segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
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
Operating revenues derived from FX/CFD contracts declined $88.4 million, principally driven by 11% and 18% declines in RPM and FX/CFD contracts ADV, respectively. These declines were primarily driven by diminished volatility and tighter trading ranges in our larger volume markets which resulted in reduced client trading activity and spread capture.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, declined $6.6 million, while operating revenues derived from physical contracts declined $1.9 million.
Interest and fee income earned on client balances increased $1.1 million, primarily as a result of an increase in short-term interest rates.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the both the fiscal years ended September 30, 2023 and 2022.
Segment income decreased $69.6 million, primarily as a result of the decline in net operating revenues noted above. Non-variable direct expenses declined $4.4 million, principally driven by a $3.3 million decline in direct selling and marketing costs. The fiscal year ended September 30, 2022 included a non-recurring $6.4 million foreign exchange antitrust class action settlement received in our Self-Directed/Retail forex business.

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

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	198.0	(1)%	200.3	23%	162.9
Commission and clearing fees	5.9	(18)%	7.2	16%	6.2
Consulting, management, account fees	3.4	—%	3.4	21%	2.8
Interest income	2.3	35%	1.7	1,600%	0.1
Total revenues	209.6	(1)%	212.6	24%	172.0
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	209.6	(1)%	212.6	24%	172.0
Transaction-based clearing expenses	7.0	3%	6.8	(13)%	7.8
Introducing broker commissions	2.9	26%	2.3	53%	1.5
Interest expense	0.2	—%	0.2	—%	0.2
Net operating revenues	199.5	(2)%	203.3	25%	162.5
Variable compensation and benefits	37.0	(5)%	38.8	24%	31.3
Net contribution	162.5	(1)%	164.5	25%	131.2
Fixed compensation and benefits	28.6	(22)%	36.6	94%	18.9
Other fixed expenses	20.1	7%	18.8	27%	14.8
Bad debts, net of recoveries	1.2	n/m	—	(100)%	0.1
Total non-variable direct expenses	49.9	(10)%	55.4	64%	33.8
Segment income	$112.6	3%	$109.1	12%	$97.4
Allocation of overhead costs (1)	20.9	—	—	—	—
Segment income, less allocation of overhead costs	$91.7	n/m	$109.1	n/m	$97.4
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

	Year Ended September 30,
	2024	% Change	2023	% Change	2022
Operating Revenues (in millions):
Payments	$205.1	(2)%	$208.3	24%	$167.8
Other	4.5	5%	4.3	2%	4.2
	$209.6	(1)%	$212.6	24%	$172.0

Select data (all $ amounts are U.S. dollar equivalents):
Payments ADV (millions)	$69	3%	$67	8%	$62
Payments RPM	$11,693	(5)%	$12,367	14%	$10,880
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues decreased $3.0 million, or 1%, to $209.6 million in the fiscal year ended September 30, 2024 compared to $212.6 million in the fiscal year ended September 30, 2023. Net operating revenues decreased $3.8 million, or 2%, to $199.5 million in the fiscal year ended September 30, 2024 compared to $203.3 million in the fiscal year ended September 30, 2023.
The decline in operating revenues was principally driven by a 5% decline in RPM traded, which was partially offset by a 3% increase in the ADV.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the fiscal year ended September 30, 2024 as compared to 23% in the fiscal year ended September 30, 2023.

Segment income increased $3.5 million, principally driven by a $5.5 million decline in non-variable direct expenses, which was partially offset by the decline in net operating revenues noted above. The decline in non-variable direct expenses was primarily driven by an $8.0 million decrease in fixed compensation and benefits as severance declined $10.6 million, partially offset by higher salaries related to increased headcount. The fiscal year ended September 30, 2023 included $10.0 million in severance related to a reorganization of the business.
For the fiscal year ended September 30, 2024, we have calculated an allocation for overhead costs of $20.9 million for the Payments segment as described in the introduction to Total Segment Results above. An allocation of overhead costs will be provided on an ongoing basis, but we have not calculated historical comparable information.
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
The increase in operating revenues was primarily driven by an 8% increase in the ADV, as well as a 14% increase in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the fiscal year ended September 30, 2023 compared to 24% in the fiscal year ended September 30, 2022.
Segment income increased $11.7 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $21.6 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily driven by a $17.7 million increase in fixed compensation and benefits, including $10.0 million in severance related to a reorganization of the business. This reorganization plan included a reduction in variable compensation and benefits as a percentage of operating revenues going forward.
Overhead Costs and Expenses
We incur overhead costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. The following table provides information regarding our overhead costs and expenses.
In addition, for the year ended September 30, 2024, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Year Ended September 30,
(in millions)	2024	% Change	2023	% Change	2022
Compensation and benefits:
Variable compensation and benefits	$70.5	4%	$67.6	14%	$59.5
Fixed compensation and benefits	190.9	22%	156.4	31%	119.2
	261.4	17%	224.0	25%	178.7
Other expenses:
Occupancy and equipment rental	46.9	19%	39.4	10%	35.7
Non-trading technology and support	55.4	29%	43.1	13%	38.3
Professional fees	31.5	20%	26.3	1%	26.1
Depreciation and amortization	23.9	6%	22.6	4%	21.7
Communications	5.9	(11)%	6.6	20%	5.5
Selling and marketing	7.9	80%	4.4	(24)%	5.8
Trading systems and market information	7.6	(1)%	7.7	67%	4.6
Travel and business development	8.3	51%	5.5	38%	4.0
Other	18.0	(15)%	21.3	15%	18.6
	205.4	16%	176.9	10%	160.3
Total compensation and other expenses	$466.8	16%	$400.9	18%	$339.0
Allocation of overhead costs (1)	(156.0)	—	—	—	—
Overhead costs and expense, net of allocation to operating segments	$310.8	n/m	$400.9	n/m	$339.0
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the year ended September 30, 2024. These allocations will be provided on an ongoing basis but have not been calculated for comparable periods.

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Non-variable salaries increased $19.7 million, or 16%, principally due an increase in headcount, as well as the impact of annual merit increases. Also, there was a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation related to stock option expense increased principally due to the issuance of additional stock option awards during the fiscal year ended September 30, 2024.
Fixed compensation and benefits for the year ended September 30, 2024 included $4.5 million in aggregate related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer. Fixed compensation and benefits for the fiscal year ended September 30, 2023 included $3.3 million in accelerated share-based compensation for employee departures that were related to retirements and certain business reorganizations.
Occupancy and equipment rental increased $7.5 million, principally due to additional office space acquired in London and India, as well as higher costs in the U.S. and Singapore.
Non-trading technology and support increased $12.3 million, principally due to higher non-trading software maintenance and support costs related to various IT systems various technologies used throughout core-IT and compliance.
Professional fees increased $5.2 million, principally due to higher legal and consulting fees within the overhead compliance and human resources departments.
Selling and marketing costs increased $3.5 million, principally due to costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
Travel and business development increased $2.8 million, principally due to higher transportation and lodging costs related to the previously mentioned global sales summit.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
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
Also, the increase in non-variable compensation was related to annual merit increases, as well as the acceleration of share-based compensation related to employee departures that were related to retirements and certain business reorganizations. Additionally, the increase in variable compensation was principally due to higher performance, and to a lessor extent, an increase in headcount.
The increase in other non-compensation expenses was principally due to higher occupancy costs, principally related to an increase in property tax assessments in London, non-trading technology maintenance and support costs for the various systems used by the support services departments, and travel and business development costs, partially offset by lower selling and marketing costs due principally to the bi-annual global sales and strategy meeting held in March 2022.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Senior management establishes liquidity and capital policies, which we monitor and review for funding from both internal and external sources. We continuously evaluate how effectively our policies, including issuing debt and equity securities or accessing committed credit facilities, support our operations. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with past practice. Liquidity and capital matters are reported regularly to our Board of Directors.
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
GAIN Capital Group, LLC as both a futures commission merchant and registered foreign exchange dealer, is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and NFA Financial Requirements, Sections 1 and 11.
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
In our securities, commercial hedging OTC, foreign exchange and physical commodities trading activities, we may be required upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.
We continuously review our overall credit and capital needs to determine whether our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of September 30, 2024, we had total equity of $1,709.1 million, outstanding loans under revolving credit and other facilities of $338.8 million and $543.1 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2024, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
As it relates to OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our clients and the counterparties with which we offset our client positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our clients before we receive related required payments from them. OTC clients are required to post sufficient collateral to meet margin requirements based on value-at-risk models, as well as variation margin requirements based on the price movement of the commodity or security in which they transact. Our clients are required to make any margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. In this business as well, we have the ability to increase the margin requirements for clients based on their open positions, trading activity, or market conditions. For certain clients, we provide credit thresholds, based on internal evaluations and monitoring of the client’s creditworthiness.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2024 and 2023, were $27,466.3 million and $21,938.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. Certain of our subsidiaries occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $100.0 million and $35.5 million for the fiscal year ended September 30, 2024 and 2023, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Senior Secured Notes
On March 1, 2024, we issued $550.0 million in aggregate principal amount of the Notes due 2031, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and certain of its domestic subsidiaries.
The Notes due 2031 will mature on March 1, 2031. Interest on the Notes due 2031 accrues at a rate of 7.875% per annum and is payable semiannually in arrears on September 1 and March 1 of each year. We incurred debt issuance costs of $7.7 million in connection with the issuance of the Notes due 2031, which are being amortized over the term of the notes.
In June 2020, we issued $350.0 million in aggregate principal amount of the Notes due 2025 at the offering price of 98.5% of the aggregate principal amount, and the interest on the Notes due 2025 accrued at a rate of 8.625% per annum. On June 17,

2024, we used part of the proceeds from our issuance of the Notes due 2031 to extinguish the Notes due 2025 when $363.0 million that we had previously deposited into an irrevocable trust as part of an in-substance defeasance was remitted to the note holders to redeem the notes and pay interest due up to that date. Upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which were classified as a component of ‘interest expense on corporate funding’.
Committed Credit Facilities
As of September 30, 2024, we had five committed bank credit facilities, totaling $1,205.0 million, of which $227.0 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility under which $500.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 28, 2025, under which $250.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short term funding.
•A syndicated borrowing facility committed until July 29, 2025, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex.
•An unsecured syndicated loan facility committed until October 9, 2025, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $115.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding.
•An unsecured revolving credit facility committed until September 5, 2025, under which $15.0 million is available to our wholly owned subsidiary, StoneX Financial Pte. Ltd. for general working capital requirements.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2024, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated revolving loan facility, during the trailing twelve months ended September 30, 2024, interest expense directly attributable to trading activities includes $852.4 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $64.3 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the year ended September 30, 2024. We intend to renew or replace all of our facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of September 30, 2024 and September 30, 2023, the Company had $104.9 million and $55.5 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2024. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 of the Consolidated Financial Statements.

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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $630.9 million from $6,041.7 million as of September 30, 2023 to $6,672.6 million as of September 30, 2024. Net cash of $506.9 million was provided by operating activities, including movements typical of our operations, with large changes coming from financial instruments owned, payable to broker dealers, funds with broker dealers and clearing organizations, securities borrowed and loaned, as well as securities purchased and securities sold.
Net cash provided by financing activities during the fiscal year ended September 30, 2024 included significant inflows related to the Notes due 2031, which resulted in an inflow of $550.0 million. The most significant outflow in the period related to the extinguishment of the Notes due 2025, which resulted in an outflow of $347.9 million. Additionally, we had outflows from payables to lenders under 90 days of $2.2 million, debt issuance costs of $7.7 million, and payments of deferred acquisition costs of $9.6 million. Also, we received $7.7 million related to employee stock option exercises. We did not repurchase any of our outstanding common stock during the years ended September 30, 2024 and September 30, 2023.
In the broker-dealer and related trading industries, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guaranty funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our OTC and foreign exchange operations, cash deposits received from clients are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
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
We continuously evaluate opportunities to expand our business. Cash used in investing activities included $65.2 million in capital expenditures for property and equipment and the capitalization of internally developed software during the fiscal year ended September 30, 2024 compared to $46.9 million during the fiscal year ended September 30, 2023 and $49.5 million during the fiscal year ended September 30, 2022. Capital expenditures over the past three years have primarily included software development, core information technology hardware acquisitions, and leasehold improvements on office space.
Investing activities also include $2.3 million in cash payments for the acquisition of assets and businesses during the fiscal year ended September 30, 2024 compared to $6.1 million during the fiscal year ended September 30, 2023 and $0.2 million during the fiscal year ended September 30, 2022. Further information about business acquisitions is contained in Note 20 to the Consolidated Financial Statements.
On August 28, 2024, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock in open market purchases and private transactions, commencing on October 1, 2024 and ending on September 30, 2025. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.

Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2024:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$239.9	$29.3	$61.6	$53.5	$95.5
Purchase obligations(1)	57,340.1	57,340.1	—	—	—
Payable to lenders under loans	338.8	171.4	167.4	—	—
Senior secured borrowings	543.1	—	543.1	—	—
Contingent acquisition consideration	2.3	—	1.7	0.6	—
Post-acquisition commitment	31.1	31.1	—	—	—
Other	111.6	20.3	36.2	24.4	30.7
	$58,606.9	$57,592.2	$810.0	$78.5	$126.2
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2024 market values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $56,275.9 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2024. During the year ending September 30, 2025, we anticipate making future benefit payments of $2.0 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based financial services firm, registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities and debt securities markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the Consolidated Balance Sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
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
Additionally, we hold futures and options on futures contracts resulting from market-making and principal trading activities in these product lines. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2024 and 2023, at fair value of the related financial instruments, totaling $2,853.3 million and $3,085.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Consolidated Balance Sheets in Financial instruments owned, at fair value, and Physical commodities inventory, net. We will incur losses if the fair value of the Financial instruments sold, not yet purchased, increases subsequent to September 30, 2024, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2024. The totals of $2,853.3 million and $3,085.6 million include a net liability of $265.0 million and $288.3 million for derivatives, based on their fair value as of September 30, 2024 and 2023, respectively.
We do not anticipate significant non-performance by counterparties in the above situations. We have a policy of reviewing the credit standing of each counterparty with which we conduct business. We have credit guidelines that limit our current and potential credit exposure to any one counterparty. We administer limits, monitor credit exposure, and periodically review the financial soundness of counterparties. We manage the credit exposure relating to our trading activities in various ways, including entering into collateral arrangements and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions and entering into risk reducing transactions.
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Consolidated Balance Sheets as of September 30, 2024 and 2023.
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
Judgment and Uncertainties
Judgment is required in determining the consolidated income taxes and in evaluating tax positions, including evaluating income tax uncertainties. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. We currently have an immaterial amount of unrecognized tax benefits.
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
The Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (“Pillar Two”) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. EU member states are required to adopt the OECD Pillar Two rules, some countries have already adopted and other non-U.S. countries are expected to follow suit. Under these rules, we may be required to pay a “top-up” tax to the extent that our effective tax rate in any given country is below 15%. The United States is not expected to pass Pillar Two legislation in the near term, but the top-up tax can be collected by other countries. The Pillar Two legislation is effective for the Company with the fiscal year beginning October 1, 2024. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries, as such changes could result in an increase in its effective tax rate. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
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
We are exposed to market risk in connection with our self-directed/retail trading activities. Because we act as counterparty to our self-directed/retail clients’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, client margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2024.

Marked-to-Market Revenues
Number of Days
Daily Revenues ($000's)
0
5
10
15
20
25
30
35
40
45
2
5
9
13
20
45
39
32
30
23
21
7
6
0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000 to $13,000

In our Institutional market-making and trading activities, we maintain inventories of equity and debt securities. In our Commercial segment, our positions include physical commodities inventories, precious metals on lease, forwards, futures and options on futures, and OTC derivatives. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons, or other relevant unit.
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2024, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.8 million less in annual net income.

We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2024, $338.8 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2024, $550.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue recognition for unrealized gains and losses from market making activities
As discussed in Note 15 to the consolidated financial statements, the Company recognized revenue of $1,189.6 million for principal gains, net from financial transactions or contracts for which the Company acted as principal, a portion of which related to unrealized gains and losses derived from over-the-counter derivatives, and foreign exchange market making activities (collectively, Unrealized Gains and Losses). Such Unrealized Gains and Losses represent the change in fair value for those financial instruments owned and sold, not yet purchased that are held by the Company as of year-end and reflected in earnings.
We identified revenue recognition related to certain Unrealized Gains and Losses as a critical audit matter. A high degree of auditor subjectivity and judgment was involved in determining the sufficiency and timing of audit procedures required to evaluate the existence and accuracy of certain Unrealized Gains and Losses reflected in earnings as of September 30, 2024.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to Unrealized Gains and Losses, including controls over the computations of Unrealized Gains and Losses, as well as controls ensuring that trading subledger values were not modified within these computations. We evaluated Unrealized Gains and Losses as of September 30, 2024 by assessing the Company’s revenue recognition, comparing inputs to Unrealized Gains and Losses computations prepared by the Company to source documents and recalculating Unrealized Gains and Losses recorded. We also assessed the sufficiency of the audit evidence obtained related to Unrealized Gains and Losses by evaluating the cumulative results of the audit procedures and potential management bias.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
November 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc, and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for each of the years in the three-year period ended September 30, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated November 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Kansas City, Missouri
November 27, 2024

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$1,269.0	$1,108.3
Cash, securities and other assets segregated under federal and other regulations (including $51.8 million and $5.8 million at fair value at September 30, 2024 and 2023, respectively)	2,841.2	2,426.3
Collateralized transactions:
Securities purchased under agreements to resell	5,201.5	2,979.5
Securities borrowed	1,662.3	1,129.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,287.5 million and $4,248.3 million at fair value at September 30, 2024 and 2023, respectively)	7,283.2	7,443.8
Receivable from clients, net (including $(8.4) million and $(7.9) million at fair value at September 30, 2024 and 2023, respectively)	1,013.1	683.1
Notes receivable, net	—	5.2
Income taxes receivable	19.3	25.1
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,172.0 million and $1,466.4 million at September 30, 2024 and 2023, respectively)	6,767.1	5,044.8
Physical commodities inventory, net (including $376.6 million and $386.5 million at fair value at September 30, 2024 and 2023, respectively)	681.1	537.3
Deferred tax assets	46.3	45.4
Property and equipment, net	143.1	123.5
Operating right of use assets	157.0	122.1
Goodwill and intangible assets, net	80.6	82.4
Other assets	301.5	182.8
Total assets	$27,466.3	$21,938.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.3 million and $1.5 million at fair value at September 30, 2024 and 2023, respectively)	$522.1	$533.0
Operating lease liabilities	195.9	149.3
Payables to:
Clients (including $265.9 million and $79.8 million at fair value at September 30, 2024 and 2023, respectively)	10,345.9	9,976.0
Broker-dealers, clearing organizations and counterparties (including $(1.4) million and $10.2 million at fair value at September 30, 2024 and 2023, respectively)	734.2	442.4
Lenders under loans	338.8	341.0
Senior secured borrowings, net	543.1	342.1
Income taxes payable	18.1	38.2
Deferred tax liabilities	8.6	8.1
Collateralized transactions:
Securities sold under agreements to repurchase	8,581.3	4,526.6
Securities loaned	1,615.9	1,117.3
Financial instruments sold, not yet purchased, at fair value	2,853.3	3,085.6
Total liabilities	25,757.2	20,559.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,785,432 issued and 31,874,447 outstanding at September 30, 2024 and 35,105,852 issued and 31,194,867 outstanding at September 30, 2023	0.4	0.4
Common stock in treasury, at cost. 3,910,985 shares at September 30, 2024 and September 30, 2023	(69.3)	(69.3)
Additional paid-in-capital	414.3	371.7
Retained earnings	1,388.9	1,128.1
Accumulated other comprehensive loss, net	(25.2)	(51.8)
Total equity	1,709.1	1,379.1
Total liabilities and stockholders' equity	$27,466.3	$21,938.7
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2024	2023	2022
Revenues:
Sales of physical commodities	$96,586.2	$58,131.2	$64,052.6
Principal gains, net	1,189.6	1,079.9	1,145.2
Commission and clearing fees	548.0	498.4	507.9
Consulting, management, and account fees	167.2	159.0	111.3
Interest income	1,396.8	987.6	219.0
Total revenues	99,887.8	60,856.1	66,036.0
Cost of sales of physical commodities	96,451.6	57,942.0	63,928.6
Operating revenues	3,436.2	2,914.1	2,107.4
Transaction-based clearing expenses	319.3	271.8	291.2
Introducing broker commissions	166.2	161.6	160.1
Interest expense	1,115.7	802.2	135.5
Interest expense on corporate funding	67.8	57.5	44.7
Net operating revenues	1,767.2	1,621.0	1,475.9
Compensation and other expenses:
Compensation and benefits	942.4	868.6	794.8
Trading systems and market information	79.1	74.0	66.2
Professional fees	69.7	57.0	54.3
Non-trading technology and support	73.4	61.6	52.4
Occupancy and equipment rental	49.0	40.4	36.1
Selling and marketing	52.6	54.0	55.3
Travel and business development	28.4	24.8	16.9
Communications	8.5	9.1	8.3
Depreciation and amortization	53.1	51.0	44.4
Bad debts, net of recoveries	0.6	16.5	15.8
Other	65.1	66.4	60.6
Total compensation and other expenses	1,421.9	1,323.4	1,205.1
Gain on acquisitions and other gains, net	8.8	25.4	6.4
Income before tax	354.1	323.0	277.2
Income tax expense	93.3	84.5	70.1
Net income	$260.8	$238.5	$207.1

Earnings per share:
Basic	$8.24	$7.71	$6.85
Diluted	$7.96	$7.45	$6.67
Weighted-average number of common shares outstanding:
Basic	30,539,237	29,936,000	29,355,605
Diluted	31,625,029	30,929,011	30,101,311

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2024	2023	2022
Net income	$260.8	$238.5	$207.1
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(0.1)	3.2	(11.7)
Cash flow hedges	25.7	35.1	(53.5)
Pension liabilities adjustment	1.0	0.5	(0.3)
Other comprehensive income/(loss)	26.6	38.8	(65.5)
Comprehensive income	$287.4	$277.3	$141.6
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$260.8	$238.5	$207.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	53.1	51.0	44.4
Amortization of operating right of use assets	21.5	14.0	15.9
Provision for bad debts, net of recoveries	0.6	16.5	15.8
Deferred income taxes	(10.5)	(2.4)	(0.3)
Loss on extinguishment of debt	3.7	—	—
Amortization and extinguishment of debt issuance costs	5.4	5.8	4.5
Actuarial adjustment on pension and postretirement benefits	0.1	0.3	(0.1)
Amortization of share-based compensation expense	37.2	28.0	17.8
Gain on acquisition	—	(23.5)	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(46.0)	599.5	(591.5)
Securities purchased under agreements to resell	(2,222.0)	(1,307.5)	567.9
Securities borrowed	(533.2)	80.7	953.3
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	262.5	(595.6)	(2,174.3)
Receivable from clients, net	(330.3)	(80.5)	(119.7)
Notes receivable, net	0.2	(0.1)	1.0
Income taxes receivable	7.2	(13.4)	10.4
Financial instruments owned, at fair value	(1,714.4)	(857.9)	187.3
Physical commodities inventory, net	(144.1)	(1.3)	(67.2)
Other assets	(119.8)	(60.4)	(9.8)
Accounts payable and other accrued liabilities	(5.3)	82.5	101.4
Operating lease liabilities	(9.8)	(8.0)	(16.0)
Payable to clients	369.9	81.4	2,055.1
Payable to broker-dealers, clearing organizations and counterparties	291.8	(217.8)	46.3
Income taxes payable	(19.6)	29.3	2.8
Securities sold under agreements to repurchase	4,054.7	1,331.0	(1,145.3)
Securities loaned	498.6	(72.2)	(964.1)
Financial instruments sold, not yet purchased, at fair value	(205.4)	658.4	627.8
Net cash provided by/(used in) operating activities	506.9	(23.7)	(229.5)
Cash flows from investing activities:
Collection of notes receivable	5.0	—	—
Proceeds from stock sales of clearing organization memberships	—	—	0.2
Cash paid for acquisitions of businesses and assets, net of cash acquired	(2.3)	(6.1)	(0.2)
Purchase of exchange memberships and common stock	(1.2)	—	—
Purchase of property and equipment and internally developed software	(65.2)	(46.9)	(49.5)
Net cash used in investing activities	(63.7)	(53.0)	(49.5)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	(2.2)	(119.3)	211.5
Proceeds from lenders under loans with maturities greater than 90 days	10.0	187.0	547.0
Repayments of lenders under loans with maturities greater than 90 days	(10.0)	(222.0)	(522.0)
Repayments of senior secured term loan	—	—	(170.3)
Proceeds from issuance of senior secured notes	550.0	—	—
Repayment of senior secured notes	(347.9)	—	(0.5)
Deferred payments on acquisitions	(9.6)	(18.7)	(3.0)
Payment of contingent consideration	—	—	(3.6)
Debt issuance costs	(7.7)	—	—
Shares withheld to cover taxes on vesting of equity awards	(2.3)	—	—
Exercise of stock options	7.7	3.7	6.7
Net cash provided by/(used in) financing activities	188.0	(169.3)	65.8
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(0.3)	2.6	(11.2)
Net increase/(decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	630.9	(243.4)	(224.4)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,041.7	6,285.1	6,509.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,672.6	$6,041.7	$6,285.1

(continued)
	Year Ended September 30,
(in millions)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,230.2	$786.5	$149.2
Income taxes paid, net of cash refunds	$117.8	$71.0	$56.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$5.6	$10.6	$0.2
Additional consideration payable related to acquisitions	$3.7	$11.1	$—
Acquisition of businesses:
Assets acquired	$0.7	$141.6	$—
Liabilities acquired	0.6	84.1	—
Total net assets acquired	$0.1	$57.5	$—
The following table provides a reconciliation of cash, segregated cash, cash equivalents and segregated cash equivalents reported within the Consolidated Balance Sheets.

	September 30,
(in millions)	2024	2023	2022
Cash and cash equivalents	$1,269.0	$1,108.3	$1,108.5
Cash segregated under federal and other regulations(1)	2,789.4	2,420.5	2,461.6
Securities segregated under federal and other regulations(1)	—	—	200.0
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,688.5	1,256.5	2,138.2
Securities segregated and pledged to exchange-clearing organizations(2)	925.7	1,256.4	376.8
Total cash, segregated cash, cash equivalents and segregated cash equivalents shown in the consolidated statements of cash flows	$6,672.6	$6,041.7	$6,285.1

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated United States (“U.S.”) Treasury obligations with original or acquired maturities of greater than 90 days, and other assets, combined totaling $51.8 million, $5.8 million, and $605.6 million as of September 30, 2024, 2023, and 2022, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated securities pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets, combined totaling $4,669.0 million, $4,930.9 million, and $4,327.6 million as of September 30, 2024, 2023, and 2022, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2021	$0.4	$(69.3)	$315.5	$682.5	$(25.1)	$904.0
Net income	—	—	—	207.1	—	207.1
Other comprehensive income	—	—	—	—	(65.5)	(65.5)
Exercise of stock options	—	—	6.7	—	—	6.7
Share-based compensation	—	—	17.8	—	—	17.8
Balances as of September 30, 2022	0.4	(69.3)	340.0	889.6	(90.6)	1,070.1
Net income	—	—	—	238.5	—	238.5
Other comprehensive loss	—	—	—	—	38.8	38.8
Exercise of stock options	—	—	3.7	—	—	3.7
Share-based compensation	—	—	28.0	—	—	28.0
Balances as of September 30, 2023	0.4	(69.3)	371.7	1,128.1	(51.8)	1,379.1
Net income	—	—	—	260.8	—	260.8
Other comprehensive income	—	—	—	—	26.6	26.6
Exercise of stock options	—	—	7.7	—	—	7.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.3)	—	—	(2.3)
Share-based compensation	—	—	37.2	—	—	37.2
Balances as of September 30, 2024	$0.4	$(69.3)	$414.3	$1,388.9	$(25.2)	$1,709.1
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
The Company provides these services to a diverse group of clients in more than 180 countries. These clients include more than 54,000 commercial, institutional, and payments clients and over 400,000 self-directed/retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks, and government and non-governmental organizations (“NGOs”).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of StoneX Group Inc. and all entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
In the Consolidated Income Statements, total revenues reported combine gross revenues for the physical commodities business and metals business and net revenues for all other businesses, including metals transacted by broker-dealer subsidiaries. The subtotal Operating revenues in the Consolidated Income Statements is physical commodities cost of sales deducted from total revenues. The subtotal Net operating revenues in the Consolidated Income Statements is operating revenues less transaction-based clearing expenses, introducing broker commissions, and interest expense. Transaction-based clearing expenses are variable expenses paid to executing brokers, exchanges, clearing organizations, and banks, typically related to transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced clients to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders, certain non-variable expenses, as well as variable and non-variable expenses related to both operational and administrative employees.
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
The Company operates asset management and debt trading businesses in Argentina. Operating revenues from the Company’s Argentinean subsidiaries were approximately 1% of the consolidated operating revenues for the fiscal year ended September 30, 2024. The Company designated Argentina’s economy as highly inflationary for accounting purposes and has accounted for its Argentinean entities using the U.S. dollar as the functional currency. The Company recorded translation gains through earnings of $3.1 million, $6.6 million, and $2.1 million for the years ended September 30, 2024, 2023, and 2022.
At September 30, 2024, the Company had net monetary liabilities denominated in Argentine pesos of $2.4 million, compared to net monetary liabilities of $0.2 million at September 30, 2023. The Company held cash and cash equivalents, including amounts in segregation, denominated in Argentine pesos of $3.0 million and $0.8 million as of September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, the Company had net non-monetary assets denominated in Argentine pesos of $2.7 million and $0.7 million, respectively.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Conduct Authority (“FCA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts, which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with Company funds. Under the FCA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2024 and 2023, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $2,789.4 million and $2,420.5 million, respectively, and commodities warehouse receipts of approximately $51.8 million and $5.8 million, respectively (see fair value measurements discussion in Note 3).
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

Certain transactions are classified in securities purchased under agreements to resell rather than securities borrowed because the characteristics and circumstances more closely align with this presentation, although the securities’ legal form is securities borrowed.
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
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also deposits margin with various counterparties for over-the-counter (“OTC”) derivative contracts. These deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2024 and 2023, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $2,614.2 million and $2,512.9 million, respectively.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its Consolidated Balance Sheets, as the rights to those securities have been transferred to the Company under the terms of the relevant futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, foreign government obligations, and certain ETFs. Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in Interest income in the Consolidated Income Statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the Consolidated Income Statements. The total fair value of such client owned and non-client owned securities included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net was $2,951.5 million and $4,041.6 million as of September 30, 2024 and 2023, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Management believes that the transferor surrenders control over those assets because, under the guidance, the transferee relinquishes control of the assets to the Company, among other factors. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2024 and 2023.
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

Deposits with and receivables from broker-dealers, clearing organizations and counterparties, and payables to broker-dealers, clearing organizations and counterparties also include amounts related to the value of registered broker-dealer clients cross-currency payment transactions related to the Payments segment. These amounts arise due to a clearing period before funds are received and payments are made, which usually is one to two business days.
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
Receivable from and payables to clients also include amounts related to the value of non-registered broker-dealer clients’ cross-currency payment transactions related to the Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
The future collectability of receivable from clients can be impacted by the Company’s collection efforts, client financial stability, and the general economic climate. In determining collectability, the Company considers a number of factors including, but not limited to, historical collection experience, current and forecasted economic and business conditions, internal and external credit risk ratings, collateral terms, payment terms, client financial strength, and aging of the financial asset. The Company adheres to the Current Expected Credit Loss model and, in addition, may use specific-identification in certain circumstances to further inform estimates. The Company may unilaterally close client trading positions in certain circumstances. In addition, to evaluate client margining and collateral requirements, client positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size. Furthermore, in certain instances, the Company is indemnified and able to charge back introducing broker-dealers for bad debts incurred by their clients.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Expenditures that increase the value or productive capacity of assets are capitalized. When an asset is retired, sold, or otherwise disposed of, the carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings. The Company had no assets held for sale at September 30, 2024 and 2023.
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
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. The Company has identified no impairment indicators as of September 30, 2024 and 2023. This standard applies to assets held for use and not to assets held for sale.
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
The Company has entered into certain mortgages and other loans that will eventually be securitized. The Company has elected the fair value option, under ASC 825, because this election aligns mark to market recognition of these assets with the rest of the Company’s portfolio of similar assets. Changes to the value of these assets are recorded to Principal gains, net in the Consolidated Income Statements.
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
Derivative instruments and hedging activities
The Company executes interest rate swaps and foreign currency hedges to lessen the impacts of changes to interest rates and currency exchange rates, respectively, as well as benefit from favorable conditions. The Company recognizes all derivative instruments as either assets or liabilities at fair value. For all of the Company’s derivative positions that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivatives is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on derivatives representing any ineffective component of the hedge are recognized in current earnings. All of the Company’s cash flow hedges have been deemed effective as of September 30, 2024 for both accounting and tax purposes. The Company has elected hedge accounting for both U.S. GAAP and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, hedge effectiveness, the nature of the risk being hedged, among other required analyses. Company policy further includes a quarterly probability analysis covering hedge effectiveness.

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
Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30- Intangibles - Goodwill and Other. As of and during the year ended September 30, 2024, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
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
The Company’s cost of sales of physical commodities and the related impact on inventory are valued using various methods, including average costing and specific identification, in different geographies and for different business lines.
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
Introducing Broker Commissions
Introducing broker commissions are amounts paid to non-employee individuals or organizations that maintain relationships with clients and introduce them to the Company. Introducing brokers accept exchange-based futures and options orders from those clients, while the Company directly provides all account, transaction and margining services, including accepting money, securities and property from the clients. Introducing brokers bring clients to the Company’s OTC, physical commodity and payment businesses as well. Introducing broker commissions are determined monthly and settled regularly.
Compensation and Benefits
Compensation and benefits consists primarily of salaries, incentive compensation, share-based compensation, variable compensation, including commissions, related payroll taxes and employee benefits. The Company classifies employees as either front office, operational or administrative personnel, which includes executive officers. Variable compensation paid to front office personnel generally represents a fixed percentage of revenues generated, and in some cases, revenues produced less direct costs and an overhead allocation. The Company accrues commission expense on a trade-date basis.
The Company accounts for share-based compensation from option and restricted stock awards in accordance with the guidance in ASC 718-10, Compensation - Stock Compensation. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Forfeitures are accounted for as they occur in determining share-based employee compensation expense. For awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s Board of Directors. As of September 30, 2024 and 2023, no preferred shares were outstanding and the Company’s Board of Directors had not established any class or series of shares.
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
Accounting Standards Adopted
The Company did not adopt any new accounting standards during the fiscal years ended September 30, 2024 and 2023.
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

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2024	2023	2022
Numerator:
Net income	$260.8	$238.5	$207.1
Less: Allocation to participating securities	(9.1)	(8.1)	(6.1)
Net income allocated to common stockholders	$251.7	$230.4	$201.0
Denominator:
Weighted average number of:
Common shares outstanding	30,539,237	29,936,000	29,355,605
Dilutive potential common shares outstanding:
Share-based awards	1,085,792	993,011	745,706
Diluted shares outstanding	31,625,029	30,929,011	30,101,311

Earnings per share - basic	$8.24	$7.71	$6.85
Earnings per share - diluted	$7.96	$7.45	$6.67
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 1,565,788, 371,657 and 677,861 shares of common stock for the years ended September 30, 2024, 2023, and 2022, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Cash, securities and other assets segregated under federal and other regulations reported at fair value on a recurring basis include the value of pledged investments, which may include U.S. Treasury obligations or commodities warehouse receipts.
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
The fair value estimates presented herein are based on pertinent information related to September 30, 2024 and 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2024 and 2023 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of September 30, 2024 and 2023.

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.9	$—	$—	$—	$13.9
Money market mutual funds	35.3	—	—	—	35.3
Cash and cash equivalents	49.2	—	—	—	49.2
Commodities warehouse receipts	51.8	—	—	—	51.8
Securities and other assets segregated under federal and other regulations	51.8	—	—	—	51.8
U.S. Treasury obligations	2,933.2	—	—	—	2,933.2
To be announced ("TBA") and forward settling securities	—	26.1	—	(18.3)	7.8
Foreign government obligations	18.3	—	—	—	18.3
Derivatives	3,900.1	2,168.2	—	(5,740.1)	328.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,851.6	2,194.3	—	(5,758.4)	3,287.5
Receivable from clients, net - Derivatives	22.4	506.2		(537.0)	(8.4)
Equity securities	363.9	15.0	—	—	378.9
Corporate and municipal bonds	—	322.1	—	—	322.1
U.S. Treasury obligations	1,088.6	—	—	—	1,088.6
U.S. government agency obligations	—	531.0	—	—	531.0
Foreign government obligations	41.4	—	—	—	41.4
Agency mortgage-backed obligations	—	3,837.2	—	—	3,837.2
Asset-backed obligations	—	223.5	—	—	223.5
Derivatives	0.1	603.2	—	(375.2)	228.1
Commodities warehouse receipts	67.8	—	—	—	67.8
Exchange firm common stock	13.2	—	—	—	13.2
Cash flow hedges	—	9.6	—	—	9.6
Mutual funds and other	23.6	—	2.1	—	25.7
Financial instruments owned	1,598.6	5,541.6	2.1	(375.2)	6,767.1
Physical commodities inventory	207.6	169.0	—	—	376.6
Total assets at fair value	$8,781.2	$8,411.1	$2.1	$(6,670.6)	$10,523.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.3	$—	$2.3
Payables to clients - Derivatives	3,577.1	228.9	—	(3,540.1)	265.9
TBA and forward settling securities	—	24.4	—	(22.9)	1.5
Derivatives	378.0	2,356.4	—	(2,737.3)	(2.9)
Payable to broker-dealers, clearing organizations and counterparties	378.0	2,380.8	—	(2,760.2)	(1.4)
Equity securities	219.8	5.0	—	—	224.8
Foreign government obligations	41.0	—	—	—	41.0
Corporate and municipal bonds	—	154.6	—	—	154.6
U.S. Treasury obligations	2,139.3	—	—	—	2,139.3
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	23.6	—	—	23.6
Asset-backed obligations	—	3.9	—	—	3.9
Derivatives	8.1	571.0	—	(314.3)	264.8
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.9	—	0.9
Financial instruments sold, not yet purchased	2,408.2	758.5	0.9	(314.3)	2,853.3
Total liabilities at fair value	$6,363.3	$3,368.2	$3.2	$(6,614.6)	$3,120.1
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
Information on Level 3 Financial Liabilities
The acquisition of CDI-Societe Cotonniere De Distribution S.A, as further discussed in Note 20, included a put and call option feature that will be settled in a future period. The future value of these options, which are an asset and liability respectively, is dependent upon certain financial metrics. The preceding table contains the current values in Level 3, within Financial instruments owned and Financial instruments sold, not yet purchased, respectively.
The acquisition of Incomm S.A.S., as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make additional future cash payments based on a percentage of the acquired business line’s pre-tax profits and adjusted net revenue. The balance of the earn-out was $0.6 million at September 30, 2024 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
The acquisition of Trust Advisory Group, Ltd., as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make an additional future cash payment based on a ratio of the business line’s net revenue. The balance of the earn-out was $1.7 million at September 30, 2024 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments in which the ending balances at September 30, 2024 and 2023 were not carried at fair value in accordance with U.S. GAAP on our Consolidated Balance Sheets:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), as further described in Note 11 with a carrying value of $543.1 million as of September 30, 2024. The carrying value of the Notes due 2031 represent their principal amounts net of unamortized deferred financing costs. As of September 30, 2024, the Notes due 2031 had a fair value of $586.3 million. They were classified as Level 2 under the fair value hierarchy.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2024 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2024. The total Financial instruments sold, not yet purchased, at fair value of $2,853.3 million as of September 30, 2024 includes $264.8 million for derivative contracts not designated as hedges, which represent a liability to the Company based on their fair values as of September 30, 2024.
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
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2024 and 2023. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2024		September 30, 2023
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,383.1	$1,415.7	$1,907.0	$1,890.3
OTC commodity derivatives	1,967.9	1,924.3	1,523.3	1,456.0
Exchange-traded foreign exchange derivatives	2.0	2.0	4.3	4.3
OTC foreign exchange derivatives	975.2	938.2	497.1	455.3
Exchange-traded interest rate derivatives	720.1	728.1	1,507.6	1,509.8
OTC interest rate derivatives	207.1	207.1	417.6	417.6
Exchange-traded equity index derivatives	1,817.4	1,817.4	2,140.9	2,140.9
OTC equity and indices derivatives	127.4	86.7	127.3	68.5
TBA and forward settling securities	26.1	24.4	73.5	47.5
Total derivative contracts not accounted for as hedges	7,226.3	7,143.9	8,198.6	7,990.2
Derivative contracts designated as hedging instruments:
Interest rate swaps	—	0.2	—	24.6
Foreign currency forwards	9.6	—	1.7	2.5
Total derivative contracts designated as hedging instruments	9.6	0.2	1.7	27.1
Gross fair value of derivative contracts	$7,235.9	$7,144.1	$8,200.3	$8,017.3
Impact of netting and collateral	(6,670.6)	(6,614.6)	(7,731.3)	(7,639.0)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$336.0		$206.7
Total fair value included in Receivable from clients, net	$(8.4)		$(7.9)
Total fair value included in Financial instruments owned, at fair value	$237.7		$270.2
Total fair value included in Payables to clients		$265.9		$79.8
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$(1.4)		$10.2
Fair value included in Financial instruments sold, not yet purchased, at fair value		$265.0		$288.3
(1)As of September 30, 2024 and 2023, the Company’s derivative contract volume for open positions was approximately 12.2 million and 13.4 million contracts, respectively.
The Company’s derivative contracts are principally held in its Institutional, Commercial, and Self-Directed/Retail segments. The Company provides its Institutional segment clients access to exchanges at which they can carry out their trading strategies. The Company assists its Commercial segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial segment clients with exchange products, including combinations of buying and selling puts and calls. In its Self-Directed/Retail segment, the Company provides its retail clients with access to spot foreign exchange, precious metals trading, as well as contracts for difference (“CFD”) and spread bets, where permitted. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, other derivatives, or cash collateral paid or received.
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
The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the year ended September 30, 2024 and 2023, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.

The fair values of derivative instruments designated for hedging held as of September 30, 2024 and 2023 are as follow:

		September 30, 2024	September 30, 2023
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$9.6	$1.7
Total derivatives designated as hedging instruments		$9.6	$1.7

Derivative assets, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Foreign currency forward contracts		$9.2	$1.4
Total expected to be released from Other comprehensive income into earnings		$9.2	$1.4

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$0.2	$24.6
Foreign currency forward contracts	Financial instruments sold, not yet purchased	—	2.5
Total derivatives designated as hedging instruments		$0.2	$27.1

Derivative liabilities, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Interest rate contracts		$0.2	$20.3
Foreign currency forward contracts		—	1.0
Total expected to be released from Other comprehensive income into earnings		$0.2	$21.3

The notional values of derivative instruments designated for hedging held as of September 30, 2024 and 2023 are as follows:

	September 30, 2024		September 30, 2023
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$500.0		$2,000.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	156.1	zł	156.1
USD		$37.5		$34.0
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£72.0		£168.0
USD		$88.8		$206.9

The Consolidated Income Statement effects of derivative instruments designated for hedging held for the fiscal years ended September 30, 2024 and 2023 are as follows:

(in millions)	Income Statement Location	Year Ended September 30, 2024	Year Ended September 30, 2023
Total amounts in income related to hedges
Interest rate contracts	Interest income	$(26.7)	$(47.0)
Foreign currency forward contracts	Compensation and benefits	9.6	2.3
Total derivatives designated as hedging instruments		$(17.1)	$(44.7)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the years ended September 30, 2024 and 2023 are as follow:

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Year Ended September 30, 2024	Year Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$18.5	$18.4
Foreign currency forward contracts	7.2	16.7
Total	$25.7	$35.1

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the periods indicated, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Consolidated Income Statements.

	Year Ended September 30,
(in millions)	2024	2023	2022
Commodities	$383.8	$446.5	$303.7
Foreign exchange	124.6	269.2	174.4
Interest rate, equities, and indices	100.2	109.0	100.4
TBA and forward settling securities	(135.5)	73.0	226.8
Net gains from derivative contracts	$473.1	$897.7	$805.3
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its clients, substantially all of these transactions occur on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes client credit limits, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and counterparties are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2024 and 2023 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.0 million and $0.1 million as of September 30, 2024 and 2023. The allowance for doubtful accounts related to receivable from clients was $51.9 million and $59.8 million as of September 30, 2024 and 2023, respectively. The Company had no allowance for doubtful accounts related to notes receivable as of September 30, 2024 and 2023.
Activity in the allowance for doubtful accounts for the years ended September 30, 2024, 2023, and 2022 was as follows:

(in millions)	2024	2023	2022
Balance, beginning of year	$59.9	$47.8	$39.8
(Recovery) Provision for bad debts(1)	(2.4)	12.5	12.4
Allowance charge-offs	(6.2)	(0.5)	(5.6)
Other	0.6	0.1	1.2
Balance, end of year	$51.9	$59.9	$47.8
(1) An additional $3.0 million, $4.0 million, and $3.4 million is included in bad debt expense for the years ended September 30, 2024, 2023, and 2022, respectively, on the consolidated income statement, which is not included in the allowance.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

	September 30,
(in millions)	2024	2023
Physical Ag & Energy	$169.0	$146.2
Precious metals - held by broker-dealer subsidiary	207.6	240.3
Precious metals - held by non-broker-dealer subsidiaries	304.5	150.8
Physical commodities inventory	$681.1	$537.3
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
Note 7 – Property and Equipment, net
Property and equipment is stated at cost, and reported net of accumulated depreciation and amortization on the Consolidated Balance Sheets. Depreciation on property and equipment is generally calculated using the straight-line method over the relevant asset’s estimated useful life. The estimated useful lives of property and equipment range from 3 to 10 years. During the years ended September 30, 2024, 2023, and 2022, depreciation expense was $45.6 million, $36.3 million, and $30.0 million respectively.
The Company capitalized $36.1 million and $29.9 million of software development costs during the years ended September 30, 2024 and September 30, 2023.
The Company wrote off $4.8 million of fully depreciated property and equipment assets during the fiscal year ended September 30, 2024.
A summary of property and equipment, at cost less accumulated depreciation and amortization as of September 30, 2024 and 2023 is as follows:

	September 30,
(in millions)	2024	2023
Property and equipment:
Furniture and fixtures	$21.4	$17.5
Software	41.5	38.1
Equipment	57.9	49.9
Leasehold improvements	56.7	47.7
Capitalized software development	113.1	77.0
Total property and equipment	290.6	230.2
Less: accumulated depreciation and amortization	(147.5)	(106.7)
Property and equipment, net	$143.1	$123.5

Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2024 and 2023 is as follows:

	September 30,
(in millions)	2024	2023
Commercial	$33.3	$33.7
Institutional	9.8	9.8
Self-Directed/Retail	7.9	5.8
Payments	10.0	10.0
Total Goodwill	$61.0	$59.3
The Company recorded $0.3 million and $0.3 million in foreign exchange translation decline related to Goodwill for the years ended September 30, 2024 and 2023, respectively.
The Company recorded additional goodwill of $2.0 million during the year ended September 30, 2024 within the Self-Directed/Retail reportable segment related to the initial purchase price allocation for the acquisition of Trust Advisory Group, Ltd. (“TAG”), as further discussed in Note 20.
Note 9 – Intangible Assets
The Company recorded $3.6 million of customer list assets and wrote off $27.8 million of fully amortized intangible assets during the fiscal year ended September 30, 2024.
The Company recorded $8.5 million of customer list assets and $0.4 million of trade name assets related to the acquisition of CDI during the fiscal year ended September 30, 2023.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2024			September 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names	$4.1	$(3.2)	$0.9	$4.1	$(2.4)	$1.7
Software programs/platforms	4.9	(4.1)	0.8	28.5	(26.9)	1.6
Client base	37.7	(25.6)	12.1	38.3	(24.1)	14.2
Total intangible assets subject to amortization	46.7	(32.9)	13.8	70.9	(53.4)	17.5

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	1.9	—	1.9
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.6	—	5.6
Total intangible assets	$52.5	$(32.9)	$19.6	$76.5	$(53.4)	$23.1
Amortization expense related to intangible assets was $7.5 million, $14.7 million, and $14.4 million for the years ended September 30, 2024, 2023, and 2022, respectively.
As of September 30, 2024, estimated future amortization expense was as follows:

(in millions)
Fiscal 2025	$4.1
Fiscal 2026	3.1
Fiscal 2027	2.4
Fiscal 2028	1.5
Fiscal 2029 and thereafter	2.7
$13.8

Note 10 - Leases
The Company leases office space under non-cancelable operating leases with third parties as of September 30, 2024. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. In determining the term of certain office space leases, the Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. Further, the Company has not included periods after termination date, if the Company holds a termination option and believes it is reasonably certain to exercise.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2024. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within Occupancy and equipment rental on the Consolidated Income Statements.
As of September 30, 2024 and 2023, the Company recorded operating lease right-of-use assets of $157.0 million and $122.1 million, respectively, and operating lease liabilities of $195.9 million and $149.3 million, respectively.
The following table presents operating lease costs and other related information as of and for the fiscal year ended September 30, 2024 and 2023 (in millions, except as stated):

	Year Ended September 30,
	2024	2023
Operating lease costs (1)(2)	$42.9	$28.0

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$25.8	$18.4
Right-of-use assets obtained in exchange for operating lease liabilities	$56.4	$14.3

Lease term and discount rate information:
Weighted average remaining lease term (years)	8.6	9.8
Weighted average discount rate	5.0%	4.5%
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Elements of operating lease costs are included as components of Cost of sales of physical commodities and Occupancy and equipment rental in the Consolidated Income Statements.

The maturities of the lease liabilities are as follows as of September 30, 2024 (in millions):

2025	$29.3
2026	30.5
2027	31.1
2028	29.3
2029	24.2
After 2029	95.5
Total lease payments	239.9
Less: interest	44.0
Present value of lease liabilities	$195.9
Note 11 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,205.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities have covenant requirements that generally relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures, as agreed for each. The Company and its subsidiaries were in compliance with all relevant covenants as of September 30, 2024.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities business activities. The agreements are subject to certain borrowing terms and conditions.
Notes Payable to Bank
The Company has notes payable to bank related to financing certain equipment which secures the notes.
Senior Secured Notes
On March 1, 2024, the Company issued $550 million in aggregate principal amount of its 7.875% Notes due 2031 at the offering price of 100% of the aggregate principal amount. The Notes due 2031 are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Company’s existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. Interest related to these notes is payable twice annually, in arrears. The Company incurred debt issuance costs of $7.7 million, which are being amortized over the term of the Notes due 2031 under the effective interest method.
On June 17, 2024, the Company used part of the proceeds from its Notes due 2031 to extinguish its 8.625% Senior Secured Notes due 2025 (the “Notes due 2025”) when $363.0 million that the Company had previously deposited into an irrevocable trust as part of an in-substance defeasance was remitted to the note holders to redeem the notes and pay interest due up to that date.
In accordance with ASC 470-50 “Debt - Modifications and Extinguishments”, the transactions noted above were determined to be an extinguishment of the Notes due 2025 and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $3.7 million included in Interest expense on corporate funding on the Consolidated Income Statements for the year ended September 30, 2024, of which $2.4 million represented the write off of deferred financing costs and $1.3 million represented the write off of original issue discount.

The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

						Amounts Outstanding
Borrower	Security	Renewal or Expiration Date	Interest Rate at September 30, 2024	Total Commitment		September 30, 2024		September 30, 2023
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility	(1)	April 21, 2026	Base rate - 9.00% SOFR - 6.95%	500.0		161.0	(5)	150.0
StoneX Financial Inc.	None	October 28, 2025	10.00%	250.0	(7)	—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2025	Base rate - 8.5% SOFR - 7.54%	325.0		66.0	(5)	103.0
StoneX Financial Ltd	None	October 9, 2025	7.47%	115.0	(6)	—	(5)	25.0
StoneX Financial Pte. Ltd.	None	September 5, 2025	7.46%	15.0		—	(5)	—
				$1,205.0		$227.0		$278.0

Uncommitted Credit Facilities	Various	Various	Various			104.9	(5)	55.5
Notes payable to bank	Certain equipment	December 1, 2025	Index rate plus 2.35%			6.9	(5)	7.5
Senior Secured Notes due 2031	(2)	March 1, 2031	7.875%			543.1	(4)	—
Senior Secured Notes due 2025	(2)	June 15, 2025	8.625%			—	(3)	342.1
Total outstanding borrowings						$881.9		$683.1
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
(3) Included in Senior secured borrowings, net on the Consolidated Balance Sheets. Amounts outstanding under the Notes due 2025 are reported net of unamortized original issue discount and unamortized deferred financing costs of $5.8 million as of September 30, 2023. The Notes due 2025 were extinguished as of June 30, 2024.
(4) Included in Senior secured borrowings, net on the Consolidated Balance Sheets. Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $6.9 million.

(5) Included in Lenders under loans on the Consolidated Balance Sheets.

(6) The facility was amended on October 9, 2024 to extend the maturity date to October 9, 2025. The facility was amended on October 31, 2024 to increase the amount available from $100 million to $115 million.

(7) The facility was amended on October 29, 2024 to extend the maturity date to October 28, 2025, and to increase the amount available from $190.0 million to $250.0 million.
As reflected above, $340.0 million of the Company’s committed credit facilities are scheduled to expire during the upcoming fiscal year. The Company intends to renew or replace all of its facilities as they expire over time, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Note 12 – Securities and Commodity Financing Transactions
The Company’s repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Consolidated Balance Sheets, which is a reasonable approximation of their fair values due to their short-term nature. Secured borrowing and lending arrangements are entered into to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. The fair value of securities loaned and borrowed is monitored daily compared with the related payable or receivable, and additional collateral or returning excess collateral is requested, as appropriate. These arrangements may serve to limit credit risk resulting from our transactions with our counterparties. Financial instruments are pledged as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Agreements with counterparties generally contain contractual provisions allowing counterparties the right to sell or repledge collateral. Either the Company or its counterparties may require additional collateral. All collateral is held by the Company or a custodian.

The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	September 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$15,260.8	$585.4	$631.0	$50.7	$16,527.9
Securities loaned	1,615.9	—	—	—	1,615.9
Gross amount of secured financing	$16,876.7	$585.4	$631.0	$50.7	$18,143.8

	September 30, 2023
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$8,300.0	$786.8	$107.0	$2.6	$9,196.4
Securities loaned	1,117.3	—	—	—	1,117.3
Gross amount of secured financing	$9,417.3	$786.8	$107.0	$2.6	$10,313.7

Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

	September 30,
Securities sold under agreements to repurchase	2024	2023
U.S. Treasury obligations	$9,673.7	$3,696.1
U.S. government agency obligations and municipal bonds	652.0	542.2
Asset-based obligations	136.1	102.9
Agency mortgage-backed obligations	5,079.6	4,371.6
Foreign government obligations	649.6	148.1
Corporate bonds	336.9	335.5
Total securities sold under agreement to repurchase	$16,527.9	$9,196.4

Securities loaned
Equity securities	$1,615.9	$1,117.3
Total securities loaned	1,615.9	1,117.3
Gross amount of secured financing	$18,143.8	$10,313.7
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,148.1	$(7,946.6)	$5,201.5
Securities borrowed	$1,662.3	$—	$1,662.3
Securities sold under agreements to repurchase	$16,527.9	$(7,946.6)	$8,581.3
Securities loaned	$1,615.9	$—	$1,615.9

	September 30, 2023
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$7,649.3	$(4,669.8)	$2,979.5
Securities borrowed	$1,129.1	$—	$1,129.1
Securities sold under agreements to repurchase	$9,196.4	$(4,669.8)	$4,526.6
Securities loaned	$1,117.3	$—	$1,117.3
The Company pledges securities owned as collateral in both tri-party and bilateral arrangements. Pledged securities under tri-party arrangements may not be repledged or sold by the Company’s counterparties, whereas bilaterally pledged securities may be. The approximate fair value of pledged securities that can be sold or repledged by the Company’s counterparties has been parenthetically disclosed on the Consolidated Balance Sheets.
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
The following table sets forth the fair value, which approximates carrying value because of the short term nature, of collateral pledged, received and repledged (in millions):

	September 30, 2024	September 30, 2023
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$6,777.9	$4,726.6
Securities received as collateral that may be repledged	$20,126.8	$9,180.1
Securities received as collateral that may be repledged covering securities sold short	$2,408.3	$2,461.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,533.3	$1,097.3
Note 13 – Commitments and Contingencies
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
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters and workers’ compensation claims. The Company carries insurance that provides protection against certain types of claims, up to the limits of the respective policy. Additionally, the Company is subject to extensive regulation and supervision by U.S. federal and international governmental agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such regulatory agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
On November 13, 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings have moved to FINRA Arbitration and the court action is stayed. The Company intends to vigorously defend itself. The Company subsequently received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of September 30, 2024 and 2023, the Consolidated Balance Sheets include loss contingency accruals, recorded during and prior to these years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, to be material to the Company’s earnings, financial position or liquidity.
Contingencies
The Company had receivables, net of collections and other allowable deductions, of $10.0 million as of September 30, 2024, due from account holders in connection with the liquidation of their accounts in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards after the balances in the accounts fell below required maintenance margin levels and into deficit balances. The allowance against these uncollected balances was $3.8 million as of September 30, 2024. The Company is pursuing collection of the outstanding balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts.
During the fiscal year ended September 30, 2024, the Company favorably resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the year awarded StoneX Financial Inc. the full amount of the uncollected balances. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Contractual Commitments
Post-Acquisition Commitment
Subsequent to the Gain Capital Holdings, Inc (“Gain”) acquisition date of July 30, 2020 (“the Gain acquisition date”), certain holders of Gain common stock outstanding at the Gain acquisition date who did not vote to approve the merger (“Dissenting Holders”, and the shares held by such Dissenting Holders, the “Dissenting Shares”) purportedly demanded appraisal rights pursuant to Section 262 of the Delaware General Corporation Law in the Court of Chancery of the State of Delaware. The Company has reached a settlement with the Dissenting Holders, pending the Court’s approval. As of September 30, 2024, the Company has a payable amount of $31.1 million due to the Dissenting Holders, included in Accounts Payable and Other Accrued Liabilities, for which funds have been placed in escrow, and are included in Other Assets in the Consolidated Balance Sheets. This amount is included in the less than one year purchase commitments amount shown below.
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2024 fair values. Purchase commitments and other obligations as of September 30, 2024 for less than one year, one to three years, three to five years, and after five years were $57,592.2 million, $810.0 million, $78.5 million, and $126.2 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $56,275.9 million.

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
Self-Insurance
The Company self-insures its medical and dental claims costs up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependents, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of the actuarial estimate. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2024 and 2023, the Company had $2.2 million and $1.9 million, respectively, accrued for self-insured medical and dental claims included in Accounts payable and other liabilities in the Consolidated Balance Sheets.
Note 14 – Accumulated Other Comprehensive Loss, Net
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss and income includes gains and losses on cash flow hedges, net actuarial gains and losses from defined benefit pension plans, and gains and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive loss for the years ended September 30, 2024, 2023, and 2022.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2021	$(22.7)	$(2.4)	$—	$(25.1)
Other comprehensive loss net of tax	(11.7)	(0.3)	(53.5)	(65.5)
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income net of tax	3.2	0.5	35.1	38.8
Balances as of September 30, 2023	$(31.2)	$(2.2)	$(18.4)	$(51.8)
Other comprehensive income/(loss) net of tax	(0.1)	1.0	25.7	26.6
Balances as of September 30, 2024	$(31.3)	$(1.2)	$7.3	$(25.2)
Note 15 – Revenue from Contracts with Clients
The Company’s revenues from contracts with clients subject to FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”) represent approximately 2.2%, 5.7%, and 5.5% of the Company’s total revenues for the years ended September 30, 2024, 2023, and 2022, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated (in millions):

	Year Ended September 30,
	2024	2023	2022
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$226.1	$214.1	$210.7
OTC derivative brokerage	11.3	14.5	16.8
Equities and fixed income	65.9	57.8	62.9
Mutual funds	3.1	3.0	4.1
Insurance and annuity products	11.0	9.2	9.3
Other	—	3.4	3.1
Total sales-based commission	317.4	302.0	306.9
Trailing:
Mutual funds	12.7	12.4	14.1
Insurance and annuity products	15.2	14.2	16.0
Total trailing commission	27.9	26.6	30.1

Clearing fees	180.2	153.3	153.2
Trade conversion fees	13.1	8.5	11.5
Other	9.4	8.0	6.2
Total commission and clearing fees	548.0	498.4	507.9
Consulting, management, and account fees:
Underwriting fees	0.4	0.7	0.5
Asset management fees	50.9	45.1	43.9
Advisory and consulting fees	38.2	35.0	30.9
Sweep program fees	44.4	48.6	13.1
Client account fees	19.8	15.9	16.0
Other	13.5	13.7	6.9
Total consulting, management, and account fees	167.2	159.0	111.3
Sales of physical commodities:
Precious metals sales under ASC Topic 606	1,500.7	2,836.0	2,988.3
Total revenues from contracts with clients	$2,215.9	$3,493.4	$3,607.5

Method of revenue recognition:
Point-in-time	$2,054.5	$3,338.1	$3,489.5
Time elapsed	161.4	155.3	118.0
Total revenues from contracts with clients	2,215.9	3,493.4	3,607.5
Other sources of revenues
Physical precious metals under ASC Topic 815	91,241.1	50,979.5	57,404.3
Physical agricultural and energy products	3,844.4	4,315.7	3,660.0
Principal gains, net	1,189.6	1,079.9	1,145.2
Interest income	1,396.8	987.6	219.0
Total revenues	$99,887.8	$60,856.1	$66,036.0
The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting client trading accounts with the Company.
Commission and clearing fee revenue and consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Self-Directed/Retail reportable segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment. Precious metals retail sales revenues are primarily related to the Self-Directed/Retail reportable segment.

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
Physical precious metals trading revenue generated by registered broker-dealer subsidiaries is presented on a net basis and included as a component of Principal gains, net in the Consolidated Income Statements, in accordance with U.S GAAP for broker-dealers. Revenues from the sale of physical precious metals originating from non-broker-dealer subsidiaries is reported gross in the Consolidated Income Statements.
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

	Year Ended September 30,
(in millions)	2024	2023	2022
Dividend income on long equity positions	$192.3	$32.0	$142.3
Dividend expense on short equity positions	191.2	33.3	134.0
Dividend income/(loss) net of dividend expense reported within Principal Gains, net	$1.1	$(1.3)	$8.3
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
Note 16 – Share-Based Compensation
The 2022 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), authorizes the Company to issue up to 3.5 million shares in connection with the grants of stock options and restricted stock, and 0.4 million shares are available for issuance as of September 30, 2024. Share-based compensation expense is included in Compensation and benefits in the Consolidated Income Statements and totaled $37.2 million, $28.0 million and $17.8 million for the years ended September 30, 2024, 2023, and 2022, respectively.
Stock Options
The Company sponsors the Omnibus Plan for its directors, officers, employees and consultants. Shares underlying awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2024	2023	2022
Expected stock price volatility	38%	42%	39%
Expected dividend yield	—%	—%	—%
Risk free interest rate	2.21%	1.60%	1.54%
Average expected life (in years)	6.32	4.25	5.21
Expected stock price volatility rates are primarily based on historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the years ended September 30, 2024, 2023, and 2022 was $26.77, $22.14, and $15.21, respectively.
The following is a summary of stock option activity for the year ended September 30, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2023	1,763,788	$35.65	$10.56	3.80	$51.1
Granted	1,627,150	$65.37	$26.77
Exercised	(237,613)	$32.89	$9.07
Forfeited	(89,432)	$36.50	$10.65
Expired	(2,320)	$40.88	$14.69
Balances as of September 30, 2024	3,061,573	$51.63	$19.28	5.06	$92.6
Exercisable at September 30, 2024	721,635	$34.58	$10.05	2.68	$34.1
The total compensation cost not yet recognized for non-vested awards of $43.1 million as of September 30, 2024 has a weighted-average period of 3.01 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the years ended September 30, 2024, 2023, and 2022 was $9.8 million, $4.2 million and $39.0 million, respectively.
The options outstanding as of September 30, 2024 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$25.00	-	$30.00	810,000	$30.00	2.18
$35.00	-	$40.00	234,020	$39.10	2.31
$40.00	-	$45.00	289,212	$41.36	4.60
$45.00	-	$75.00	1,728,341	$65.18	6.86
			3,061,573	$51.63	5.06
Restricted Stock
The Company grants restricted stock under the Omnibus Plan to its directors, officers, and employees. Restricted stock awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2024:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2023	1,026,642	$54.10	1.24	$66.5
Granted	477,096	$68.10
Vested	(494,568)	$51.30
Forfeited	(1,582)	$54.79
Balances as of September 30, 2024	1,007,588	$62.10	1.13	$82.5
The total compensation cost not yet recognized of $43.9 million as of September 30, 2024 has a weighted-average period of 1.13 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 90% debt securities and 10% equity investments and had a total fair value of $32.3 million and $29.6 million as of September 30, 2024 and 2023, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $25.9 million and $24.6 million and the discount rate assumption used in the measurement of this obligation was 4.90% and 5.80% as of September 30, 2024 and 2023, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $6.4 million and $5.0 million as of September 30, 2024 and 2023, respectively.
The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2024 and 2023. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.1 million and $1.1 million as of September 30, 2024 and 2023, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.1 million and $1.1 million as of September 30, 2024 and 2023, respectively.
The Company recognized a net periodic cost of $0.1 million and $0.3 million for the years ended September 30, 2024 and 2023, respectively, and a net periodic benefit of $0.1 million for the year ended September 30, 2022. The expected long-term return on plan assets assumption was 4.65% for 2024. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2024 and 2023. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.0 million in 2025, $2.0 million in 2026, $2.0 million in 2027, $2.1 million in 2028, $2.1 million in 2029, and $9.4 million in 2030 through 2034.
Defined Contribution Retirement Plans
The Company offers participation in the StoneX Group Inc. 401(k) Plan (“401(k) Plan”), a defined contribution plan providing retirement benefits to all domestic full-time non-temporary employees who have reached 21 years of age. Employees may contribute from 1% to 80% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. For each participant’s eligible elective deferral contribution to the 401(k) Plan, the Company makes matching contributions to the 401(k) Plan in amounts equal to 100% on the first 3% of employee contributions and 50% on the next 4% of employee contributions, up to 7% of employee compensation. Employees are fully vested in both employee and matching employer contributions immediately.
U.K. based employees of StoneX Group are eligible to participate in a defined contribution pension plan. The Company contributes double the employee’s contribution up to 10% of total base salary for this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.

For fiscal years ended September 30, 2024, 2023, and 2022, the Company’s contributions to these defined contribution plans were $23.3 million, $19.2 million and $16.9 million, respectively.
Note 18 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Year Ended September 30,
(in millions)	2024	2023	2022
Non-income taxes	$12.8	$16.8	$13.5
Insurance	11.8	11.1	10.8
Employee related expenses	7.3	10.1	9.6
Other direct business expenses	15.1	14.8	10.0
Membership fees	3.7	3.4	3.3
Director and public company expenses	2.1	2.3	1.8
Office expenses	2.4	1.9	1.7
Other expenses	9.9	6.0	9.9
Total other expenses	$65.1	$66.4	$60.6
Note 19 – Income Taxes
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022 (“Act”) was signed into U.S. law. Under the Act, there is a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases that are effective after December 31, 2022. Further, the Act includes provisions related to climate change, energy, and health care. These provisions are not expected to have a material impact on the Company’s consolidated financial statements.
Income tax expense/(benefit) for the years ended September 30, 2024, 2023, and 2022 was allocated as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Income tax expense attributable to income from operations	$93.3	$84.5	$70.1
Taxes allocated to stockholders’ equity, related to pension liabilities	0.3	0.2	(0.1)
Taxes allocated to stockholders’ equity, related to hedge accounting	8.1	11.1	(17.0)
Total income tax expense	$101.7	$95.8	$53.0

The components of income tax expense/(benefit) attributable to income from operations were as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Current taxes:
U.S. federal	$26.4	$15.8	$8.2
U.S. state and local	5.9	3.9	3.6
Australia	0.2	2.2	2.8
Brazil	18.2	16.0	12.6
Germany	4.2	4.5	8.9
Singapore	7.7	4.9	2.0
Switzerland	—	2.6	—
United Kingdom	34.5	30.9	29.2
Other international	6.7	6.1	3.1
Total current taxes	103.8	86.9	70.4
Deferred taxes:
U.S. federal	1.7	(1.1)	3.4
U.S. state and local	0.5	—	(0.1)
Australia	(0.1)	0.1	(0.2)
Brazil	(3.6)	—	(0.8)
Germany	(0.4)	—	—
Switzerland	(1.2)	0.4	—
United Kingdom	(7.2)	(1.4)	(2.7)
Other international	(0.2)	(0.4)	0.1
Total deferred taxes	(10.5)	(2.4)	(0.3)
Income tax expense	$93.3	$84.5	$70.1
U.S. and international components of income from operations, before tax, were as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
U.S.	$97.8	$135.1	$50.0
Australia	0.5	7.4	8.7
Brazil	37.8	35.3	25.3
Germany	12.1	13.3	27.8
Singapore	55.1	38.1	19.4
Switzerland	(2.3)	22.5	—
United Kingdom	121.3	77.7	104.8
Other international	31.8	(6.4)	41.2
Income from operations, before tax	$354.1	$323.0	$277.2
Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Year Ended September 30,
	2024	2023	2022
Federal statutory rate effect of:	21.0%	21.0%	21.0%
U.S. State and local income taxes	1.4%	1.0%	1.0%
Foreign earnings and losses taxed at different rates	2.6%	1.1%	1.1%
Change in valuation allowance	—%	(0.4)%	0.9%
U.K. bank tax	0.2%	0.3%	2.6%
U.S. permanent items	(0.4)%	0.2%	0.2%
Non-deductible compensation	0.8%	2.0%	0.7%
Foreign permanent items	(1.4)%	0.4%	(2.8)%
U.S. bargain purchase gain	—%	(1.4)%	—%
GILTI	2.0%	2.0%	0.6%
Unrecognized tax benefits	0.1%	—%	—%
Effective rate	26.3%	26.2%	25.3%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2024	September 30, 2023
Deferred tax assets:
Share-based compensation	$12.2	$7.4
Deferred compensation	5.4	5.4
Net operating loss carryforwards	19.6	17.2
Intangible assets	1.3	3.8
Bad debt reserve	7.2	9.6
Hedging	—	5.9
Foreign tax credit carryforwards	1.2	0.6
Other compensation	7.5	7.8
Pension	2.5	3.6
Right of use assets	30.1	20.1
Property and equipment	3.4	—
Other	1.6	1.1
Total gross deferred tax assets	92.0	82.5
Less valuation allowance	(15.5)	(12.4)
Deferred tax assets	76.5	70.1
Deferred income tax liabilities:
Unrealized gain on securities	3.1	2.8
Prepaid expenses	2.5	5.0
Property and equipment	—	1.6
Right of use liabilities	26.7	17.2
Mark to market on inventory	3.8	4.8
Other deferred liabilities	0.5	1.4
Hedging	2.2	—
Deferred income tax liabilities	38.8	32.8
Deferred income taxes, net	$37.7	$37.3
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2024 and 2023, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $5.3 million and $5.4 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $4.2 million, net of valuation allowance, begin to expire after September 2024.
The Company also has $0.7 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036, and are limited by Internal Revenue Code (“IRC”) Section 382. The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are also limited by IRC Section 382. As of September 30, 2024, the Company has $0.4 million, net of valuation allowance, of foreign net operating loss carryforwards primarily in Brazil, Columbia, Ireland, Germany, and Switzerland, which have various carryforward periods.

The valuation allowance for deferred tax assets as of September 30, 2024 was $15.5 million. The net change in the total valuation allowance for the year ended September 30, 2024 was an increase of $3.1 million. The increase was related to the increase in foreign net operating loss carryforwards and increases related to foreign tax credits. The valuation allowances as of September 30, 2024 and 2023 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $100.0 million and $35.5 million during the years ended September 30, 2024 and 2023, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Balance, beginning of year	$—	$—	$—
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	0.3	—	—
Gross decreases for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance, end of year	$0.3	$—	$—
The Company had $0.3 million of unrecognized tax benefits as of September 30, 2024 that, if recognized, would affect the effective tax rate. The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2023 and 2022 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets. The Company had $0.1 million and $0.0 million accrued interest and penalties included in the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had $0.1 million of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the year ended September 30, 2024 and a de minimis amount during the years ended September 30, 2023 and 2022.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2018 through September 30, 2023 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2021 to September 30, 2023. In Brazil, the Company has open tax years ranging from December 31, 2019 through December 31, 2023. In Argentina, the Company has open tax years ranging from September 30, 2019 to September 30, 2023. In Singapore, the Company has open tax years ranging from September 30, 2019 to September 30, 2023.
Note 20 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Acquisitions in Fiscal 2024
Trust Advisory Group, Ltd.
On September 20, 2024, the Company’s subsidiary StoneX Advisors Inc. executed a sale and purchase agreement to acquire all of the outstanding shares of Trust Advisory Group, Ltd. (“TAG”), a Massachusetts corporation. . This transaction was effective on the closing date of September 20, 2024.
The purchase price consists of $1.5 million of cash consideration paid at closing, plus an estimated $1.0 million hold-back due to be paid on or before February 15, 2025 and a contingent earn-out valued at approximately $1.7 million due within 90 days after March 31, 2026. The business activities of TAG have been assigned to the Company’s Self-Directed/Retail reportable segment. The acquisition generated $2.0 million of Goodwill and $2.1 million of intangible assets.
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
StoneX Financial Inc. as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2024, StoneX Financial Inc. prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, excess of total credits over debits was $87.7 million as of September 30, 2024. The Company held $30.8 million in customer SRBAs as of September 30, 2024, and made additional deposits of $55.1 million on October 2, 2024. The total PAB credits over total PAB debits was $7.7 million as of September 30, 2024 and the PAB reserve requirement was $7.7 million as of September 30, 2024. The Company held $12.5 million in the PAB SRBA as of September 30, 2024, and withdrew $3.8 million on October 2, 2024.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of StoneX Financial Inc. supporting trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated client accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of StoneX Financial Inc. related to trading futures and options on futures traded on, or subject to the rules of a foreign board of trade, must be carried in separate accounts in, which are designated as secured clients’ accounts. As of September 30, 2024, StoneX Financial Inc. had client segregated and client secured funds of $5,762.6 million and $262.5 million, respectively, compared to a minimum regulatory requirement of $5,690.4 million and $250.5 million, respectively.
The Company’s subsidiary StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the U.K. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets. As of September 30, 2024, StoneX Financial Ltd had client segregated funds of $1,292.2 million, compared to a minimum regulatory requirement of $1,230.1 million.
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services and a Payments Service License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS pursuant to the Securities and Futures Act and the Payments Services Act 2019. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets. As of September 30, 2024, StoneX Financial Pte. Ltd. had client segregated funds of $973.6 million compared to a minimum regulatory requirement of $958.4 million.
The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $10.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2024 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$435.7	$243.5
StoneX Financial Ltd	FCA	$433.8	$358.0
GAIN Capital Group, LLC	CFTC and NFA	$57.1	$29.7
StoneX Financial Pte. Ltd.	MAS	$100.6	$22.3
StoneX Markets LLC	CFTC and NFA	$237.9	$134.3
Certain other subsidiaries of the Company, each with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2024, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.

Note 22 – Segment and Geographic Information
The Company's operating segments are principally based on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 4,500 employees allowing it to serve clients in more than 180 countries.
The Company’s business activities are managed as operating segments and organized into reportable segments as follows:
•Commercial
•Institutional
•Self-Directed/Retail
•Payments
Commercial
The Company offers commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical commodity trading, marketing, procurement, logistics and price management services. The ability to provide these high-value-added products and services, differentiates the Company from its competitors and maximizes the opportunity to retain clients.
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
Self-Directed/Retail
The Company provides self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to self-directed/retail investors in the United States.
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

Total revenues, operating revenues and net operating revenues shown as “Corporate” primarily consist of interest income from its centralized corporate treasury function. In the normal course of operations, the Company operates a centralized corporate treasury function in which it may sweep excess cash from certain subsidiaries, where permitted within regulatory limitations, in exchange for a short-term interest bearing intercompany payable, or provide excess cash to subsidiaries in exchange for a short-term interest bearing intercompany receivable in lieu of the subsidiary borrowing on external credit facilities. The intercompany receivables and payables are eliminated during consolidation; however, this practice may impact reported total assets between segments.
Net costs not allocated to operating segments include costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Total revenues:
Commercial	$97,278.3	$58,249.2	$63,743.2
Institutional	1,962.1	1,513.6	831.8
Self-Directed/Retail	440.2	888.5	1,304.2
Payments	209.6	212.6	172.0
Corporate	46.9	31.7	7.8
Eliminations	(49.3)	(39.5)	(23.0)
Total	$99,887.8	$60,856.1	$66,036.0
Operating revenues:
Commercial	$871.9	$862.7	$692.1
Institutional	1,962.1	1,513.6	831.8
Self-Directed/Retail	395.0	333.0	426.7
Payments	209.6	212.6	172.0
Corporate	46.9	31.7	7.8
Eliminations	(49.3)	(39.5)	(23.0)
Total	$3,436.2	$2,914.1	$2,107.4
Net operating revenues (loss):
Commercial	$715.9	$721.3	$586.5
Institutional	630.4	532.0	483.5
Self-Directed/Retail	286.1	227.3	302.9
Payments	199.5	203.3	162.5
Corporate	(64.7)	(62.9)	(59.5)
Total	$1,767.2	$1,621.0	$1,475.9
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$541.8	$544.9	$415.3
Institutional	430.3	351.5	295.1
Self-Directed/Retail	267.0	212.7	280.3
Payments	162.5	164.5	131.2
Total	$1,401.6	$1,273.6	$1,121.9
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$387.7	$390.7	$288.3
Institutional	266.0	217.9	174.6
Self-Directed/Retail	119.3	45.8	115.4
Payments	112.6	109.1	97.4
Total	$885.6	$763.5	$675.7
Reconciliation of segment income to income before tax:
Segment income	$885.6	$763.5	$675.7
Net operating loss within Corporate	(64.7)	(62.9)	(59.5)
Overhead costs and expenses	(466.8)	(400.9)	(339.0)
Gain on acquisitions and other gains, net within Corporate	—	23.3	—
Income before tax	$354.1	$323.0	$277.2

(in millions)	As of September 30, 2024	As of September 30, 2023	As of September 30, 2022
Total assets:
Commercial	$5,387.0	$4,676.3	$5,931.0
Institutional	19,492.9	15,059.3	11,687.1
Self-Directed/Retail	1,024.1	1,014.2	971.2
Payments	438.8	376.6	524.0
Corporate	1,123.5	812.3	746.3
Total	$27,466.3	$21,938.7	$19,859.6

Information regarding revenues and operating revenues for the ended September 30, 2024, 2023, and 2022, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2024, 2023, and 2022 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2024	2023	2022
Total revenues:
United States	$6,026.3	$6,017.4	$5,102.3
Europe	2,358.8	3,498.9	3,440.2
South America	455.0	271.4	87.2
Middle East and Asia	91,015.0	51,023.6	57,395.5
Other	32.7	44.8	10.8
Total	$99,887.8	$60,856.1	$66,036.0
Operating revenues:
United States	$2,507.0	$2,120.4	$1,448.2
Europe	594.8	494.3	474.6
South America	141.8	127.0	87.2
Middle East and Asia	159.9	127.6	86.6
Other	32.7	44.8	10.8
Total	$3,436.2	$2,914.1	$2,107.4

(in millions)	As of September 30, 2024	As of September 30, 2023	As of September 30, 2022
Long-lived assets, as defined:
United States	$76.2	$76.0	$67.9
Europe	54.2	40.7	41.1
South America	5.6	4.4	2.9
Middle East and Asia	7.1	2.4	1.0
Other	—	—	—
Total	$143.1	$123.5	$112.9

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$22.1	$2.1
Receivable from subsidiaries, net	7.9	—
Deposits with and receivables from subsidiary broker-dealer, net	2.0	77.0
Notes receivable, net	—	5.0
Income taxes receivable	135.9	132.1
Investment in subsidiaries(1)	1,390.1	1,325.3
Financial instruments owned, at fair value	9.6	7.6
Deferred tax assets	2.3	7.2
Property and equipment, net	61.2	66.3
Operating right of use assets	62.2	65.5
Other assets	39.8	35.6
Total assets	$1,733.1	$1,723.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$78.1	$135.7
Operating lease liabilities	88.6	91.1
Payable to subsidiaries, net	—	288.3
Payable to lenders under loans	167.9	157.5
Senior secured borrowings, net	543.1	342.1
Financial instruments sold, not yet purchased, at fair value	0.2	27.0
Total liabilities	877.9	1,041.7

Equity:
StoneX Group Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,785,432 issued and 31,874,447 outstanding at September 30, 2024 and 35,105,852 issued and 31,194,867 outstanding at September 30, 2023	0.4	0.4
Common stock in treasury, at cost - 3,910,985 shares at September 30, 2024 and 2023	(69.3)	(69.3)
Additional paid-in capital	414.3	371.7
Retained earnings(1)	502.7	397.9
Accumulated other comprehensive loss, net	7.1	(18.7)
Total StoneX Group Inc. (Parent Company Only) stockholders’ equity	855.2	682.0
Total liabilities and equity	$1,733.1	$1,723.7

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $886.2 million as of September 30, 2024, and $730.2 million, as of September 30, 2023, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2024	2023	2022
Revenues:
Management fees from affiliates	$274.2	$328.7	$109.9
Trading gains (losses), net	(0.6)	1.8	(2.8)
Consulting fees	—	0.2	0.1
Interest income	9.3	3.3	2.2
Dividend income from subsidiaries(1)	272.8	281.1	124.4
Total revenues	555.7	615.1	233.8
Interest expense	92.2	83.1	60.9
Net revenues	463.5	532.0	172.9
Non-interest expenses:
Compensation and benefits	137.3	137.9	113.7
Trade systems and market information	9.5	10.2	6.5
Occupancy and equipment rental	10.7	9.3	8.4
Selling and marketing	5.5	2.2	4.9
Professional fees	13.2	12.7	11.9
Travel and business development	3.3	3.1	2.3
Non-trading technology and support	49.4	37.4	30.6
Depreciation and amortization	16.6	13.7	11.0
Communications	2.9	3.4	1.8
Management services fees to affiliates	140.4	188.4	4.3
Other	16.5	12.1	12.4
Total non-interest expenses	405.3	430.4	207.8
Gain on acquisitions and other gains, net	7.0	2.1	—
Income (loss) before tax	65.2	103.7	(34.9)
Income tax benefit	39.6	45.4	45.0
Net income	$104.8	$149.1	$10.1

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of StoneX Group Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries is not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries was presented under the equity method of accounting, total revenues would also include subsidiary earnings of $156.0 million, $89.4 million, and $197.0 million for the years ended September 30, 2024, 2023, and 2022, respectively.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$104.8	$149.1	$10.1
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	16.6	13.7	11.0
Amortization of operating right of use assets	5.7	5.8	6.1
Deferred income taxes	(3.2)	(3.6)	4.7
Amortization and extinguishment of debt issuance costs	3.8	3.9	3.2
Loss on extinguishment of debt	3.7	—	—
Amortization of share-based compensation expense	33.6	26.2	16.5
Dividends	(48.1)	(12.7)	(9.6)
Changes in operating assets and liabilities:
Receivables from subsidiaries, net	(7.9)	—	—
Payable to subsidiaries, net	(245.1)	11.0	113.6
Receivable from clients, net	—	0.2	0.2
Deposits with and receivables from subsidiary broker-dealer, net	75.0	12.1	(89.1)
Notes receivable, net	—	—	1.1
Income taxes receivable	(3.9)	(76.6)	8.2
Financial instruments owned, at fair value	5.9	(0.8)	(5.1)
Other assets	(5.1)	(5.7)	(7.3)
Accounts payable and other accrued liabilities	(34.8)	45.8	12.0
Operating lease liabilities	(4.9)	(4.5)	(1.7)
Financial instruments sold, not yet purchased, at fair value	0.1	(3.1)	2.1
Net cash (used in)/provided by operating activities	(103.8)	160.8	76.0
Cash flows from investing activities:
Capital contribution to affiliates	(56.3)	(40.0)	(180.8)
Collection of notes receivable	5.0	—	—
Purchase of property and equipment and internally developed software	(11.5)	(17.9)	(17.8)
Net cash used in investing activities	(62.8)	(57.9)	(198.6)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	10.4	(110.6)	259.5
Repayments of senior secured term loan	—	—	(170.3)
Repayments of senior secured notes	(347.9)	—	—
Proceeds from issuance of senior secured notes	550.0	—	—
Deferred payments on acquisitions	(23.6)	—	(1.9)
Debt issuance costs	(7.7)	—	—
Exercise of stock options	5.4	3.7	6.7
Net cash provided by/(used in) financing activities	186.6	(106.9)	94.0
Net increase/(decrease) in cash and cash equivalents	20.0	(4.0)	(28.6)
Cash and cash equivalents at beginning of period	2.1	6.1	34.7
Cash and cash equivalents at end of period	$22.1	$2.1	$6.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$26.5	$15.3	$34.9
Income taxes paid, net of cash refunds	$21.3	$34.9	$2.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2024 and has issued an audit report regarding their assessment of the effectiveness of internal control over financial reporting which is included on page 72 in this Annual Report on Form 10-K.
(c)Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on March 5, 2025. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2024 (the “2025 Proxy Statement”). The 2025 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our Board of Directors in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2025 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2024, the last day of fiscal 2024, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by stockholders	3,061,573	$51.63	442,239
Equity compensation plans not approved by stockholders	—	—	—
Total	3,061,573	$51.63	442,239
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
Information regarding principal accountant fees and services will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2009).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from the Company’s Form 10-Q filed with the SEC on August 6, 2020).

3.3	Certificate of Amendment to StoneX Group Inc.’s Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on August 16, 2023).

3.4	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 8-K filed with the SEC on September 5, 2024).

4.1	Description of Registrant’s Securities *

4.2
Indenture and Form of 7.875% Senior Secured Notes due 2031 issued thereunder by and among the Company, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated as of March 1, 2024 (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 1, 2024).

4.3
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

10.13	StoneX Group Inc. 2021 Executive Performance Plan (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.14	StoneX Group Inc. 2022 Omnibus Incentive Compensation Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2024). +

10.15	StoneX Group Inc. Clawback Policy (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

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

10.23
Seventh Amendment dated June 30, 2023, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Seventh Amendment contains the Amended and Restated Credit Agreement, as amended by the Seventh Amendment thereto) (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on May 2, 2023).

10.24
Eighth Amendment dated April 29, 2024, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 (as amended of modified from time to time) by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on May 8, 2024).

10.25
Assignment and Assumption dated May 8, 2024, entered into by and between Flagstar Bank, N.A. and BOKF, NA dba BOK Financial pertaining to the Amended and Restated Credit Agreement, dated as of February 22, 2019 (as amended of modified from time to time) by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on May 8, 2024).

10.26
Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on February 7, 2023).

10.27
Commitment Amount Increase Request, dated December 19, 2022, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on February 7, 2023).

10.28
First Amendment dated October 31, 2023, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on November 24,2023).

10.29
Second Amendment dated October 29, 2024, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto.*

10.30
Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022).

10.31
First Amendment and Limited Waiver dated July 29, 2024 to Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent. *

10.32
Increase Request dated August 5, 2024 to the Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent. *

10.33
Amended and Restated Credit Agreement, made as of October 9, 2024, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent.*

19.1	Insider Trading Policy *

21.1	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97.1	Compensation Recovery Policy *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed as part of this report.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement
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

StoneX Group Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	November 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	November 27, 2024
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	November 27, 2024
Sean M. O’Connor	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	November 27, 2024
Annabelle G. Bexiga

/s/ DIANE L. COOPER	Director	November 27, 2024
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	November 27, 2024
John M. Fowler

/s/ STEVEN KASS	Director	November 27, 2024
Steven Kass

/s/ ERIC PARTHEMORE	Director	November 27, 2024
Eric Parthemore

/s/ DHAMU THAMODARAN	Director	November 27, 2024
Dhamu Thamodaran

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	November 27, 2024
William J. Dunaway	(Principal Financial and Accounting Officer)