Form 10-Q
period 2024-12-31
StoneX Group Inc.
filed 2025-02-05
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 3, 2025, there were 32,084,624 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2024	September 30, 2024
ASSETS
Cash and cash equivalents	$1,398.2	$1,269.0
Cash, securities and other assets segregated under federal and other regulations (including $309.0 million and $51.8 million at fair value at December 31, 2024 and September 30, 2024, respectively)	3,156.6	2,841.2
Collateralized transactions:
Securities purchased under agreements to resell	5,479.2	5,201.5
Securities borrowed	2,120.7	1,662.3
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $4,781.3 million and $3,287.5 million at fair value at December 31, 2024 and September 30, 2024, respectively)	7,783.9	7,283.2
Receivable from clients, net (including $(2.8) million and $(8.4) million at fair value at December 31, 2024 and September 30, 2024, respectively)	1,096.3	1,013.1
Income taxes receivable	20.9	19.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,500.0 million and $2,172.0 million at December 31, 2024 and September 30, 2024, respectively)	6,918.1	6,767.1
Physical commodities inventory, net (including $476.7 million and $376.6 million at fair value at December 31, 2024 and September 30, 2024, respectively)	861.4	681.1
Deferred tax asset	53.6	46.3
Property and equipment, net	145.1	143.1
Operating right of use assets	159.7	157.0
Goodwill and intangible assets, net	87.0	80.6
Other assets	304.6	301.5
Total assets	$29,585.3	$27,466.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.9 million and $2.3 million at fair value at December 31, 2024 and September 30, 2024, respectively)	$441.8	$522.1
Operating lease liabilities	198.6	195.9
Payables to:
Clients (including $371.1 million and $265.9 million at fair value at December 31, 2024 and September 30, 2024, respectively)	11,338.2	10,345.9
Broker-dealers, clearing organizations and counterparties (including $37.5 million and $(1.4) million at fair value at December 31, 2024 and September 30, 2024, respectively)	445.5	734.2
Lenders under loans	550.0	338.8
Senior secured borrowings, net	543.3	543.1
Income taxes payable	33.7	18.1
Deferred tax liability	15.8	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	8,872.9	8,581.3
Securities loaned	1,826.5	1,615.9
Financial instruments sold, not yet purchased, at fair value	3,541.6	2,853.3
Total liabilities	27,807.9	25,757.2
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,945,614 issued and 32,034,629 outstanding at December 31, 2024 and 35,785,432 issued and 31,874,447 outstanding at September 30, 2024	0.4	0.4
Common stock in treasury, at cost. 3,910,985 shares at December 31, 2024 and September 30, 2024	(69.3)	(69.3)
Additional paid-in-capital	422.7	414.3
Retained earnings	1,474.0	1,388.9
Accumulated other comprehensive loss, net	(50.4)	(25.2)
Total equity	1,777.4	1,709.1
Total liabilities and stockholders' equity	$29,585.3	$27,466.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2024	2023
Revenues:
Sales of physical commodities	$27,051.1	$18,820.9
Principal gains, net	308.9	293.8
Commission and clearing fees	149.3	129.7
Consulting, management, and account fees	47.8	38.5
Interest income	378.2	290.1
Total revenues	27,935.3	19,573.0
Cost of sales of physical commodities	26,991.0	18,788.8
Operating revenues	944.3	784.2
Transaction-based clearing expenses	86.5	74.3
Introducing broker commissions	44.3	39.1
Interest expense	306.2	236.0
Interest expense on corporate funding	15.2	13.2
Net operating revenues	492.1	421.6
Compensation and other expenses:
Compensation and benefits	252.5	218.1
Trading systems and market information	20.0	18.7
Professional fees	19.0	15.7
Non-trading technology and support	19.7	16.9
Occupancy and equipment rental	13.0	7.7
Selling and marketing	12.0	11.7
Travel and business development	8.4	7.1
Communications	2.1	2.2
Depreciation and amortization	15.7	11.2
Bad debts (recoveries), net	1.8	(0.3)
Other	16.7	16.9
Total compensation and other expenses	380.9	325.9
Other gains	5.7	—
Income before tax	116.9	95.7
Income tax expense	31.8	26.6
Net income	$85.1	$69.1
Earnings per share:
Basic	$2.66	$2.20
Diluted	$2.54	$2.13
Weighted-average number of common shares outstanding:
Basic	30,976,042	30,233,107
Diluted	32,444,772	31,274,307
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2024	2023
Net income	$85.1	$69.1
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	(18.3)	6.9
Cash flow hedges	(6.9)	20.7
Total other comprehensive (loss)/gain, net of tax	(25.2)	27.6
Comprehensive income	$59.9	$96.7
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$85.1	$69.1
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	15.7	11.2
Amortization of right of use assets	7.7	3.2
Bad debts (recoveries), net	1.8	(0.3)
Deferred income taxes	5.4	1.5
Amortization of debt issuance costs	0.9	1.5
Amortization of share-based compensation	11.3	7.6
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	42.7	2.3
Securities purchased under agreements to resell	(277.7)	(820.3)
Securities borrowed	(458.4)	134.6
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(1,317.6)	(206.8)
Receivables from clients, net	(85.0)	(142.2)
Notes receivable, net	—	(0.1)
Income taxes receivable	(12.1)	4.2
Financial instruments owned, at fair value	(158.9)	(11.1)
Physical commodities inventory, net	(178.6)	18.9
Other assets	(3.7)	(44.8)
Accounts payable and other accrued liabilities	(64.3)	(87.0)
Operating lease liabilities	(7.7)	1.0
Payables to clients	992.3	72.6
Payables to broker-dealers, clearing organizations, and counterparties	(288.7)	99.1
Income taxes payable	21.7	3.7
Securities sold under agreements to repurchase	291.6	1,527.6
Securities loaned	210.6	(174.6)
Financial instruments sold, not yet purchased, at fair value	688.1	(318.5)
Net cash (used in)/provided by operating activities	(477.8)	152.4
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash received	(8.0)	—
Purchases of property and equipment	(13.6)	(12.7)
Net cash used in investing activities	(21.6)	(12.7)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	211.2	77.5
Deferred payments on acquisitions	(20.1)	—
Shares withheld to cover taxes on vesting of equity awards	(3.7)	(1.1)
Exercise of stock options	0.8	0.5
Net cash provided by financing activities	188.2	76.9
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(18.4)	6.8
Net (decrease)/increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(329.6)	223.4
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,672.6	6,041.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$6,343.0	$6,265.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$304.7	$281.5
Income taxes paid, net of cash refunds	$17.4	$18.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$7.3	$—
Additional consideration payable related to acquisitions, net	$3.1	$—
Acquisition consideration paid in silver bullion	$12.6	$—
Acquisition of business:
Assets acquired	$18.6	$—
Liabilities assumed	2.2	—
Total net assets acquired	$16.4	$—

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$1,398.2	$1,157.6
Cash segregated under federal and other regulations(1)	2,847.5	2,771.1
Securities segregated under federal and other regulations(1)	299.9	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	860.5	1,455.3
Securities segregated and pledged to exchange-clearing organizations(2)	936.9	881.1
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$6,343.0	$6,265.1

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $9.2 million and $3.5 million as of December 31, 2024 and 2023, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,986.5 million and $5,137.7 million as of December 31, 2024 and 2023, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2023	$0.4	$(69.3)	$371.7	$1,128.1	$(51.8)	$1,379.1
Net income	—	—	—	69.1	—	69.1
Other comprehensive gain, net of tax	—	—	—	—	27.6	27.6
Exercise of stock options	—	—	0.5	—	—	0.5
Shares withheld to cover taxes on vesting of equity awards	—	—	(1.1)	—	—	(1.1)
Share-based compensation	—	—	7.6	—	—	7.6
Balances as of December 31, 2023	$0.4	$(69.3)	$378.7	$1,197.2	$(24.2)	$1,482.8

	Three Months Ended December 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$0.4	$(69.3)	$414.3	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	85.1	—	85.1
Other comprehensive loss, net of tax	—	—	—	—	(25.2)	(25.2)
Exercise of stock options	—	—	0.8	—	—	0.8
Shares withheld to cover taxes on vesting of equity awards	—	—	(3.7)	—	—	(3.7)
Share-based compensation	—	—	11.3	—	—	11.3
Balances as of December 31, 2024	$0.4	$(69.3)	$422.7	$1,474.0	$(50.4)	$1,777.4

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, which has been derived from the audited consolidated balance sheet of September 30, 2024, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC.
These condensed consolidated financial statements include the accounts of StoneX Group Inc. and all entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments in the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of December 31, 2024 and through the date of this Form 10-Q.
Physical Commodities Inventory
The JBR Recovery Limited assets and business acquisition, discussed and defined in Note 17, introduced stages of refining, such as raw materials, work in process, and completed goods. These are reported as components of Physical commodities inventory, net on the Condensed Consolidated Balance Sheets. The Company’s valuation policy includes estimating the cost to complete refining the various stages into finished product, the type of materials being refined, along with the market prices of the finished product to arrive at the lower of cost or net realizable value.
Subsequent Common Stock Split
On February 5, 2025, the Company announced a 3-for-2 split of its common stock, which will be effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend will be distributed after close of trading on March 21, 2025, to stockholders of record at the close of business on March 11, 2025. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on March 12, 2025. All share and per share amounts contained herein have not been retroactively adjusted for this subsequent stock split.
Accounting Standards
The Company did not adopt any new accounting standards during the three months ended December 31, 2024.

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2024	2023
Numerator:
Net income	$85.1	$69.1
Less: Allocation to participating securities	(2.7)	(2.4)
Net income allocated to common stockholders	$82.4	$66.7
Denominator:
Weighted average number of:
Common shares outstanding	30,976,042	30,233,107
Dilutive potential common shares outstanding:
Share-based awards	1,468,730	1,041,200
Diluted weighted-average common shares	32,444,772	31,274,307
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 478,555 and 272,888 shares of common stock for the three months ended December 31, 2024 and 2023, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The Company has designed independent price verification controls to validate relevant prices.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary. The physical commodities held by the broker dealer are recorded at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and related the OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory, as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2024 and September 30, 2024 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2024 and September 30, 2024 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of December 31, 2024 and September 30, 2024.

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.2	$—	$—	$—	$10.2
Money market mutual funds	35.6	—	—	—	35.6
Cash and cash equivalents	45.8	—	—	—	45.8
Commodities warehouse receipts	9.1	—	—	—	9.1
U.S. Treasury obligations	299.9	—	—	—	299.9
Securities and other assets segregated under federal and other regulations	309.0	—	—	—	309.0
U.S. Treasury obligations	4,241.5	—	—	—	4,241.5
To be announced and forward settling securities	—	74.0	—	(24.7)	49.3
Foreign government obligations	16.7	—	—	—	16.7
Derivatives	3,706.9	2,789.7	—	(6,022.8)	473.8
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	7,965.1	2,863.7	—	(6,047.5)	4,781.3
Receivables from clients, net - Derivatives	(7.0)	499.5	—	(495.3)	(2.8)
Equity securities	515.9	24.4	—	—	540.3
Corporate and municipal bonds	—	475.6	—	—	475.6
U.S. Treasury obligations	623.7	—	—	—	623.7
U.S. government agency obligations	—	488.7	—	—	488.7
Foreign government obligations	0.8	—	—	—	0.8
Agency mortgage-backed obligations	—	4,197.1	—	—	4,197.1
Asset-backed obligations	—	265.5	—	—	265.5
Derivatives	—	819.2	—	(593.2)	226.0
Commodities warehouse receipts	61.0	—	—	—	61.0
Exchange firm common stock	13.9	—	—	—	13.9
Cash flow hedges	—	1.2	—	—	1.2
Mutual funds and other	22.2	—	2.1	—	24.3
Financial instruments owned	1,237.5	6,271.7	2.1	(593.2)	6,918.1
Physical commodities inventory	201.0	275.7	—	—	476.7
Total assets at fair value	$9,751.4	$9,910.6	$2.1	$(7,136.0)	$12,528.1
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$2.9	$—	$2.9
Payables to clients - Derivatives	3,401.7	240.5	—	(3,271.1)	371.1
To be announced and forward settling securities	—	30.9	—	(15.0)	15.9
Derivatives	279.3	2,969.4	—	(3,227.1)	21.6
Payable to broker-dealers, clearing organizations and counterparties	279.3	3,000.3	—	(3,242.1)	37.5
Equity securities	420.3	9.5	—	—	429.8
Foreign government obligations	0.8	—	—	—	0.8
Corporate and municipal bonds	—	230.3	—	—	230.3
U.S. Treasury obligations	2,583.2	—	—	—	2,583.2
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	1.7	—	—	1.7
Asset-backed obligations	—	5.0	—	—	5.0
Derivatives	3.3	798.8	—	(513.2)	288.9
Cash flow hedges	—	0.9	—	—	0.9
Other	—	—	0.8	—	0.8
Financial instruments sold, not yet purchased	3,007.6	1,046.4	0.8	(513.2)	3,541.6
Total liabilities at fair value	$6,688.6	$4,287.2	$3.7	$(7,026.4)	$3,953.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.9	$—	$—	$—	$13.9
Money market mutual funds	35.3	—	—	—	35.3
Cash and cash equivalents	49.2	—	—	—	49.2
Commodities warehouse receipts	51.8	—	—	—	51.8
Securities and other assets segregated under federal and other regulations	51.8	—	—	—	51.8
U.S. Treasury obligations	2,933.2	—	—	—	2,933.2
To be announced and forward settling securities	—	26.1	—	(18.3)	7.8
Foreign government obligations	18.3	—	—	—	18.3
Derivatives	3,900.1	2,168.2	—	(5,740.1)	328.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,851.6	2,194.3	—	(5,758.4)	3,287.5
Receivables from clients, net - Derivatives	22.4	506.2	—	(537.0)	(8.4)
Equity securities	363.9	15.0	—	—	378.9
Corporate and municipal bonds	—	322.1	—	—	322.1
U.S. Treasury obligations	1,088.6	—	—	—	1,088.6
U.S. government agency obligations	—	531.0	—	—	531.0
Foreign government obligations	41.4	—	—	—	41.4
Agency mortgage-backed obligations	—	3,837.2	—	—	3,837.2
Asset-backed obligations	—	223.5	—	—	223.5
Derivatives	0.1	603.2	—	(375.2)	228.1
Commodities warehouse receipts	67.8	—	—	—	67.8
Exchange firm common stock	13.2	—	—	—	13.2
Cash flow hedges	—	9.6	—	—	9.6
Mutual funds and other	23.6	—	2.1	—	25.7
Financial instruments owned	1,598.6	5,541.6	2.1	(375.2)	6,767.1
Physical commodities inventory	207.6	169.0	—	—	376.6
Total assets at fair value	$8,781.2	$8,411.1	$2.1	$(6,670.6)	$10,523.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.3	$—	$2.3
Payables to clients - Derivatives	3,577.1	228.9	—	(3,540.1)	265.9
To be announced and forward settling securities	—	24.4	—	(22.9)	1.5
Derivatives	378.0	2,356.4	—	(2,737.3)	(2.9)
Payable to broker-dealers, clearing organizations and counterparties	378.0	2,380.8	—	(2,760.2)	(1.4)
Equity securities	219.8	5.0	—	—	224.8
Foreign government obligations	41.0	—	—	—	41.0
Corporate and municipal bonds	—	154.6	—	—	154.6
U.S. Treasury obligations	2,139.3	—	—	—	2,139.3
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	23.6	—	—	23.6
Asset-backed obligations	—	3.9	—	—	3.9
Derivatives	8.1	571.0	—	(314.3)	264.8
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.9	—	0.9
Financial instruments sold, not yet purchased	2,408.2	758.5	0.9	(314.3)	2,853.3
Total liabilities at fair value	$6,363.3	$3,368.2	$3.2	$(6,614.6)	$3,120.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at December 31, 2024 and September 30, 2024 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to resell and securities sold under agreements to repurchase, and securities borrowed and loaned are recorded at amounts that approximate the fair value of these instruments due to their short-term nature and level of collateralization. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash segregated under federal and other regulations are classified as Level 1. Securities purchased under agreements to resell and securities sold under agreements to repurchase, and securities borrowed and loaned are classified as Level 2 under the fair value hierarchy as they are generally overnight, or short-term in nature, and are collateralized by equity securities, U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations.
Receivables and other assets: Receivables from broker-dealers, clearing organizations, and counterparties, receivables from clients, net, notes receivables and certain other assets are recorded at amounts that approximate fair value due to their short-term nature and are classified as Level 2 under the fair value hierarchy.
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), as further described in Note 9, with a carrying value of $543.3 million as of December 31, 2024. The carrying value of the Notes due 2031 represents their principal amount net of unamortized deferred financing costs. As of December 31, 2024, the Notes due 2031 had a fair value of $575.0 million. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2024 and September 30, 2024 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2024. The total Financial instruments sold, not yet purchased of $3,541.6 million and $2,853.3 million as of December 31, 2024 and September 30, 2024, respectively, includes $288.9 million and $264.8 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of December 31, 2024 and September 30, 2024.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the Condensed Consolidated Balance Sheets in Deposits with and receivables from broker-dealers, clearing organizations and counterparties, Receivables from clients, net; Financial instruments owned and sold, not yet purchased, at fair value, Payable to clients, and Payables to broker-dealers, clearing organizations and counterparties.

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2024 and September 30, 2024. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2024		September 30, 2024
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,303.8	$1,281.3	$1,383.1	$1,415.7
OTC commodity derivatives	2,919.4	2,817.1	1,967.9	1,924.3
Exchange-traded foreign exchange derivatives	(1.7)	2.1	2.0	2.0
OTC foreign exchange derivatives	815.1	858.2	975.2	938.2
Exchange-traded interest rate derivatives	587.8	590.9	720.1	728.1
OTC interest rate derivatives	220.4	220.4	207.1	207.1
Exchange-traded equity index derivatives	1,810.0	1,810.0	1,817.4	1,817.4
OTC equity and indices derivatives	153.5	113.0	127.4	86.7
TBA and forward settling securities	74.0	30.9	26.1	24.4
Subtotal	7,882.3	7,723.9	7,226.3	7,143.9
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	—	—	0.2
Foreign currency forward contracts	1.2	0.9	9.6	—
Subtotal	1.2	0.9	9.6	0.2
Gross fair value of derivative contracts	$7,883.5	$7,724.8	$7,235.9	$7,144.1
Impact of netting and collateral	(7,136.0)	(7,026.4)	(6,670.6)	(6,614.6)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$523.1		$336.0
Total fair value included in Receivable from clients, net	$(2.8)		$(8.4)
Total fair value included in Financial instruments owned, at fair value	$227.2		$237.7
Total fair value included in Payables to clients		$371.1		$265.9
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$37.5		$(1.4)
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$289.8		$265.0
(1)As of December 31, 2024 and September 30, 2024, the Company’s derivative contract volume for open positions was approximately 11.3 million and 12.2 million contracts, respectively.
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
Hedging Activities
The Company uses foreign currency derivatives, in the form of forward contracts, to hedge risk related to the variability in exchange rates relative to certain of the Company’s non-USD expenditures. These hedges are designated cash flow hedges, through which the Company mitigates variability in exchange rates by exchanging foreign currency for USD at fixed exchange rates at a pre-determined future date, or several cash flows at several pre-determined future dates. While the forward contracts mitigate exchange rate variability risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its forward contracts with highly-rated, multi-national institutions. These hedges will all mature within 2 years from the end of the current period.

The Company used interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges were designated cash flow hedges, through which the Company mitigated uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. The swaps introduced credit risk, which the Company minimized by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there was limited market risk associated with the swap position, because any amounts the Company paid from having exchanged variable interest was funded by the variable interest the Company received on its deposits. During the period ended December 31, 2024, the Company’s interest rate hedges all matured.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended December 31, 2024 and 2023, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.

The fair values of derivative instruments designated for hedging held as of December 31, 2024 and September 30, 2024 are as follow:

		December 31, 2024	September 30, 2024
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$1.2	$9.6
Total derivatives designated as hedging instruments		$1.2	$9.6

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$0.8	$9.2
Total expected to be released from Other comprehensive income into earnings		$0.8	$9.2

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$—	$0.2
Foreign currency forward contracts	Financial instruments sold, not yet purchased	0.9	—
Total derivatives designated as hedging instruments		$0.9	$0.2

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$—	$0.2
Total expected to be released from Other comprehensive income into earnings		$—	$0.2

The notional values of derivative instruments designated for hedging held as of December 31, 2024 and September 30, 2024 are as follows:

	December 31, 2024		September 30, 2024
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$—		$500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	133.8	zł	156.1
USD		$32.6		$37.5
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£48.0		£72.0
USD		$59.2		$88.8
The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three months ended December 31, 2024 and 2023 are as follows:

(in millions)	Income Statement Location	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Total amounts of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(0.2)	$(15.9)
Foreign currency forward contracts	Compensation and benefits	0.8	1.9
Total derivatives designated as hedging instruments		$0.6	$(14.0)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three months ended December 31, 2024 and 2023 are as follows:

	Amount of (Loss)/Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	$12.6
Foreign currency forward contracts	(7.0)	8.1
Total	$(6.9)	$20.7
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three months ended December 31, 2024 and 2023 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2024	2023
Commodities	$54.8	$87.1
Foreign exchange	45.4	25.2
Interest rate, equities, and indices	42.3	27.4
To be announced (“TBA”) and forward settling securities	92.0	(93.2)
Net gains from derivative contracts	$234.5	$46.5
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2024 and September 30, 2024 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of December 31, 2024 and $0.0 million as of September 30, 2024. The allowance for doubtful accounts related to receivables from clients was $52.8 million and $51.9 million as of December 31, 2024 and September 30, 2024, respectively.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2024 was as follows:

(in millions)
Balance as of September 30, 2024	$51.9
Provision for bad debts(1)	1.1
Allowance charge-offs	0.1
Other	(0.2)
Balance as of December 31, 2024	$52.9
(1) An additional $0.7 million is included in bad debt expense for the quarter ended December 31, 2024 on the Condensed Consolidated Income Statements, which is not included in the allowance.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of physical commodities as shown below:

(in millions)	December 31, 2024	September 30, 2024
Physical ag and energy	$275.7	$169.0
Precious metals - held by broker-dealer subsidiary	201.0	207.6
Precious metals - held by non-broker-dealer subsidiaries(1)	384.7	304.5
Physical commodities inventory, net	$861.4	$681.1
(1) Includes raw materials of $5.4 million and work in process of $9.6 million as of December 31, 2024
Physical ag and energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.

Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	December 31, 2024	September 30, 2024
Commercial	$38.1	$33.3
Institutional	9.8	9.8
Self-Directed/Retail	7.9	7.9
Payments	10.0	10.0
Total Goodwill	$65.8	$61.0
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2024			September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$6.7	$(3.4)	$3.3	$4.1	$(3.2)	$0.9
Software programs/platforms	2.3	(1.5)	0.8	4.9	(4.1)	0.8
Client and supplier base	24.0	(12.6)	11.4	37.7	(25.6)	12.1
Total intangible assets subject to amortization	33.0	(17.5)	15.5	46.7	(32.9)	13.8

Intangible assets not subject to amortization
Website domains	2.0	—	2.0	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.7	—	5.7	5.8	—	5.8
Total intangible assets	$38.7	$(17.5)	$21.2	$52.5	$(32.9)	$19.6
Amortization expense related to intangible assets was $1.1 million and $2.0 million for the three months ended December 31, 2024 and 2023, respectively.

The Company wrote off $16.2 million of fully amortized intangible assets during the three months ended December 31, 2024.
As of December 31, 2024, estimated future amortization expense was as follows:

(in millions)
Fiscal 2025 (remaining months)	$3.3
Fiscal 2026	3.7
Fiscal 2027	3.0
Fiscal 2028	2.1
Fiscal 2029 and thereafter	3.4
Total intangible assets subject to amortization	$15.5

Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,205.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of December 31, 2024.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	December 31, 2024		September 30, 2024
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2026	$500.0	$274.0	(5)	$161.0
StoneX Financial Inc.	None	October 28, 2025	250.0	—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2025	325.0	113.0	(5)	66.0
StoneX Financial Ltd.	None	October 9, 2025	115.0	25.0	(5)	—
StoneX Financial Pte. Ltd.	None	September 5, 2025	15.0	—	(5)	—
			$1,205.0	$412.0		$227.0

Uncommitted Credit Facilities	Various			131.2	(5)	104.9
Note Payable to Bank	Certain equipment			6.8	(5)	6.9
Senior Secured Notes due 2031	(2)			543.3	(3),(4)	543.1
Total outstanding borrowings				$1,093.3		$881.9

(1) The StoneX Group Inc. senior committed credit facility is a revolving facility secured by substantially all of the assets of StoneX Group Inc. and certain subsidiaries identified in the credit facility agreement as obligors, and pledged equity of certain subsidiaries identified in the credit facility as limited guarantors.
(2) The Notes due 2031 and the related guarantees are secured by liens on substantially all of the Company’s and the guarantors’ assets, subject to certain customary and other exceptions and permitted liens. The liens on the assets that secure the Notes and the related guarantees are contractually subordinated to the liens on the assets that secure the Company’s and the guarantors’ existing and future first lien secured indebtedness, including indebtedness under the Company’s senior committed credit facility.
(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $6.7 million and $6.9 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2024. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

Note 10 – Securities and Commodity Financing Transactions
The Company’s repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Condensed Consolidated Balance Sheets, which is a reasonable approximation of their fair values due to their short-term nature. Secured borrowing and lending arrangements are entered into to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. The fair value of securities loaned and borrowed is monitored daily compared with the related payable or receivable, and additional collateral or returning excess collateral is requested, as appropriate. These arrangements may serve to limit credit risk resulting from transactions with counterparties. Financial instruments are pledged as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Agreements with counterparties generally contain contractual provisions allowing counterparties the right to sell or repledge collateral. Either the Company or its counterparties may require additional collateral. All collateral is held by the Company or a custodian.
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	December 31, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$14,954.4	$1,762.7	$218.3	$81.3	$17,016.7
Securities loaned	1,826.5	—	—	—	1,826.5
Gross amount of secured financing	$16,780.9	$1,762.7	$218.3	$81.3	$18,843.2

	September 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$15,260.8	$585.4	$631.0	$50.7	$16,527.9
Securities loaned	1,615.9	—	—	—	1,615.9
Gross amount of secured financing	$16,876.7	$585.4	$631.0	$50.7	$18,143.8
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	December 31, 2024	September 30, 2024
U.S. Treasury obligations	$9,287.3	$9,673.7
U.S. government agency obligations and municipal bonds	459.3	652.0
Asset-backed obligations	220.8	136.1
Agency mortgage-backed obligations	5,479.2	5,079.6
Foreign government obligations	969.0	649.6
Corporate bonds	601.1	336.9
Total securities sold under agreement to repurchase	$17,016.7	$16,527.9

Securities loaned
Equity securities	$1,826.5	$1,615.9
Total securities loaned	1,826.5	1,615.9
Gross amount of secured financing	$18,843.2	$18,143.8

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,623.0	$(8,143.8)	$5,479.2
Securities borrowed	$2,120.7	$—	$2,120.7
Securities sold under agreements to repurchase	$17,016.7	$(8,143.8)	$8,872.9
Securities loaned	$1,826.5	$—	$1,826.5

	September 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,148.1	$(7,946.6)	$5,201.5
Securities borrowed	$1,662.3	$—	$1,662.3
Securities sold under agreements to repurchase	$16,527.9	$(7,946.6)	$8,581.3
Securities loaned	$1,615.9	$—	$1,615.9
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
The following table sets forth the fair values, which approximates carrying value because of the short term nature of collateral pledged, received and repledged (in millions):

	December 31, 2024	September 30, 2024
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$7,020.0	$6,777.9
Securities received as collateral that may be repledged	$26,154.0	$20,126.8
Securities received as collateral that may be repledged covering securities sold short	$2,552.0	$2,408.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,544.4	$1,533.3
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
In November 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings have moved to FINRA Arbitration and the court action is stayed. The Company intends to vigorously defend itself. The Company subsequently received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of December 31, 2024 and September 30, 2024, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.

Contractual Commitments
Post-Acquisition Commitment
Subsequent to the Gain Capital Holdings, Inc (“Gain”) acquisition, which closed on July 30, 2020 (“the Gain acquisition date”), certain holders of Gain common stock outstanding at the Gain acquisition date who did not vote to approve the merger (“Dissenting Holders”, and the shares held by such Dissenting Holders, the “Dissenting Shares”) purportedly demanded appraisal rights pursuant to Section 262 of the Delaware General Corporation Law in the Court of Chancery of the State of Delaware. In December 2024, the Company’s settlement with the Dissenting Holders was approved by the Court, and funds that were placed in escrow and included in Other Assets in the Consolidated Balance Sheets as of September 30, 2024 were released, extinguishing $31.1 million due to the Dissenting Holders, which had been recorded in Accounts Payable and Other Accrued Liabilities, in the Consolidated Balance Sheets as of September 30, 2024.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2024.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2024	$(31.3)	$(1.2)	$7.3	$(25.2)
Other comprehensive loss, net of tax	(18.3)	—	(6.9)	(25.2)
Balances as of December 31, 2024	$(49.6)	$(1.2)	$0.4	$(50.4)
Note 13 – Revenue from Contracts with Clients
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services in accordance FASB ASC 606, Revenues from Contracts with Customers (“Topic 606”). Revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
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
Revenues within the scope of Topic 606 are presented within Commission and clearing fees, Consulting, management, and account fees; and Sales of physical commodities on the Condensed Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2024	2023
Revenues from contracts with clients as a percentage of total revenues	2.4%	3.2%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$63.2	$51.4
OTC derivative brokerage	2.8	2.8
Equities and fixed income	15.1	16.5
Mutual funds	0.8	0.7
Insurance and annuity products	3.2	2.0
Other	0.4	(0.1)
Total sales-based commission	85.5	73.3
Trailing:
Mutual funds	3.4	3.0
Insurance and annuity products	4.0	3.7
Total trailing commission	7.4	6.7

Clearing fees	44.1	43.3
Trade conversion fees	2.2	4.0
Other	10.1	2.4
Total commission and clearing fees	149.3	129.7
Consulting, management, and account fees:
Underwriting fees	0.3	—
Asset management fees	14.8	11.4
Advisory and consulting fees	8.6	8.2
Sweep program fees	11.6	11.4
Client account fees	6.2	4.2
Other	6.3	3.3
Total consulting, management, and account fees	47.8	38.5
Sales of physical commodities:
Precious metals sales under ASC Topic 606	466.0	459.2
Total revenues from contracts with clients	$663.1	$627.4

Method of revenue recognition:
Point-in-time	$620.7	$589.7
Time elapsed	42.4	37.7
Total revenues from contracts with clients	663.1	627.4
Other sources of revenues
Physical precious metals under ASC Topic 815	25,522.4	17,162.5
Physical agricultural and energy products	1,062.7	1,199.2
Principal gains, net	308.9	293.8
Interest income	378.2	290.1
Total revenues	$27,935.3	$19,573.0

Total revenues by primary geographic region:
United States	$1,695.6	$1,603.5
Europe	782.5	658.4
South America	168.0	128.0
Middle East and Asia	25,285.4	17,175.6
Other	3.8	7.5
Total revenues	$27,935.3	$19,573.0

Operating revenues by primary geographic region:
United States	$659.1	$568.0
Europe	189.6	135.6
South America	35.9	41.2
Middle East and Asia	55.9	32.0
Other	3.8	7.4
Total operating revenues	$944.3	$784.2

The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue and Consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Self-Directed/Retail reportable segments. Sales of physical commodities under topic 606 are primarily related to the Company’s Commercial and Self-Directed/Retail segments. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are primarily related to the Commercial reportable segment. Precious metals sales that are recognized on a point-in-time basis are included in the Self-Directed/Retail and the Commercial reportable segments.
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended December 31,
(in millions)	2024	2023
Dividend income on long equity positions	$35.6	$20.2
Dividend expense on short equity positions	36.4	18.8
Dividend (expense) income, net reported within Principal Gains, net	$(0.8)	$1.4
Remaining Performance Obligations
Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The Company’s remaining performance obligations are generally related to its risk management consulting and asset management contracts with clients. Revenues associated with remaining performance obligations related to these contracts with clients are not material to the overall consolidated results of the Company. For the Company’s asset management activities, where fees are calculated based on a percentage of the fair value of eligible assets in clients’ accounts, future revenue associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the fair value of eligible assets in clients’ accounts.
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023
Non-income taxes	$2.8	$2.5
Insurance	3.6	2.9
Employee related expenses	1.9	1.9
Other direct business expenses	4.0	4.4
Membership fees	0.9	0.9
Director and public company expenses	0.5	0.5
Office expenses	0.7	0.6
Other expenses	2.3	3.2
Total other expenses	$16.7	$16.9
Note 15 – Income Taxes
The income tax provision for interim periods comprises income tax on ordinary income/(loss) at the most recent estimated annual effective income tax rate, adjusted for the income tax effect of discrete items. Management uses an estimated annual effective income tax rate based on the forecasted pretax income/(loss) and statutory tax rates in the various jurisdictions in which the Company operates.
The Organization for Economic Co-operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning October 1, 2024. Based on the Company's current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the three months ended December 31, 2024, and are not expected to have a material impact for fiscal 2025.

Current and Prior Period Tax Expense
Income tax expense of $31.8 million and $26.6 million for the three months ended December 31, 2024 and 2023, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 27% and 28% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended December 31, 2023 due to U.S. state and local taxes, Global Intangible Low-Taxed Income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2024. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of December 31, 2024
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$439.7	$277.2
StoneX Financial Ltd.	FCA	$522.9	$358.0
Gain Capital Group, LLC	CFTC and NFA	$47.0	$29.4
StoneX Financial Pte. Ltd.	MAS	$107.8	$24.1
StoneX Markets LLC	CFTC and NFA	$244.4	$133.1
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2024, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 - Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Assets of JBR Recovery Limited
On October 1, 2024, the Company’s subsidiary, StoneX Metals Limited, executed a sale and purchase agreement to acquire the recycling and refining business, along with certain assets, including licenses, silver inventory and refining/recycling equipment, from JBR Recovery Limited (“JBR”) a company incorporated in England and Wales. This transaction was effective on the closing date of October 1, 2024. The asset purchase was accounted for as a business acquisition in accordance with ASC 805. JBR is one of only two UK companies accredited for the supply of “Good Delivery” silver to the London Bullion Market and is expected to enhance the Company’s supply chain integration.
The purchase price consists of $8.0 million of cash consideration paid at closing, approximately $12.6 million in silver bullion paid at closing, approximately $0.7 million of silver bullion payable upon determination of final silver inventory valuation, and deferred consideration totaling $2.4 million due in two equal annual payments beginning on October 1, 2025. The business activities of JBR have been assigned to the Company’s Commercial reportable segment. The acquisition generated $4.8 million of Goodwill and $2.5 million of intangible assets.
Subsequent Acquisition - Octo Finances SA
On January 31, 2025, the Company completed its acquisition of Octo Finances SA (“Octo”), a fixed income broker based in Paris, France. Octo, which specializes in bond and convertible sales, debt capital markets, and credit research, expands the Company’s offering in fixed income and strengthen its capabilities in Europe. The purchase price is expected to be approximately $10 million.

Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has approximately 4,600 employees allowing it to serve clients in more than 180 countries.
The Company’s business activities are managed as operating segments, which are our reportable segments for financial statement purposes as shown below.
•Commercial
•Institutional
•Self-Directed/Retail
•Payments
Commercial
The Company offers commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity trading, marketing, procurement, logistics and price management services. The ability to provide these high-value-added products and services, differentiates the Company from its competitors and maximizes the opportunity to retain clients.
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
Self-Directed/Retail
The Company provides self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), both financial trading and physical investment in precious metals, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to self-directed/retail investors in the U.S.
Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 180 countries and 140 currencies, which it believes is more than any other payments solution provider.
********
The total revenues reported combine gross revenues from physical contracts for subsidiaries that are not broker-dealers and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the table below also reflects the segment contribution to Operating revenues, which is shown on the face of the Condensed Consolidated Income Statements and which is calculated by deducting physical commodities cost of sales from total revenues.
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
“Overhead costs and expenses” include costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. These amounts represent the gross overhead costs and expenses, before any allocation of overhead costs to operating segments.

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Total revenues:
Commercial	$27,209.0	$18,978.0
Institutional	539.6	435.7
Self-Directed/Retail	138.4	101.7
Payments	58.1	60.6
Corporate	11.1	9.2
Eliminations	(20.9)	(12.2)
Total	$27,935.3	$19,573.0
Operating revenues:
Commercial	$232.3	$198.4
Institutional	539.6	435.7
Self-Directed/Retail	124.1	92.5
Payments	58.1	60.6
Corporate	11.1	9.2
Eliminations	(20.9)	(12.2)
Total	$944.3	$784.2
Net operating revenues (loss):
Commercial	$189.2	$163.4
Institutional	174.0	148.6
Self-Directed/Retail	94.6	67.0
Payments	55.4	58.2
Corporate	(21.1)	(15.6)
Total	$492.1	$421.6
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$145.7	$126.4
Institutional	117.8	100.2
Self-Directed/Retail	91.6	62.6
Payments	46.3	47.6
Total	$401.4	$336.8
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$102.2	$87.2
Institutional	78.1	65.2
Self-Directed/Retail	56.9	28.7
Payments	34.1	35.0
Total	$271.3	$216.1
Reconciliation of segment income to income before tax:
Segment income	$271.3	$216.1
Net operating loss within Corporate	(21.1)	(15.6)
Overhead costs and expenses	(133.3)	(104.8)
Income before tax	$116.9	$95.7

(in millions)	As of December 31, 2024	As of September 30, 2024
Total assets:
Commercial	$5,690.7	$5,387.0
Institutional	21,571.4	19,492.9
Self-Directed/Retail	930.8	1,024.1
Payments	418.3	438.8
Corporate	974.1	1,123.5
Total	$29,585.3	$27,466.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,”, “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, including losses from our market-making and trading activities arising from counterparty failures, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2024. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, product and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,600 employees as of December 31, 2024. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
We report three of our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. See Segment Information, below, for a listing of business activities performed within our reportable segments
Unless noted otherwise, comparisons in the following discussions relate to the three months ended December 31, 2024 as compared to the prior fiscal year.
Executive Summary
We achieved record net operating revenues and net income in the first quarter of fiscal 2025, which represented a strong start to the fiscal year. This was principally driven by continued growth in client engagement as we experienced an increase in transaction volumes across all of our product offerings, as well as very strong growth in operating revenues derived from physical contracts.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year, we experienced:
•Rate per contract (“RPC”) on listed derivatives was flat with the prior year.
•Lower OTC derivatives RPC due to diminished volatility in the agricultural and energy commodity markets.
•Lower securities rate per million (“RPM”) due to diminished volatility, as well as continued growth in lower spread products including U.S. Treasuries and U.S. listed equities.
•Higher FX/CFD RPM due to both improved spread retention and product mix.
•Lower payments RPM due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances increased as we experienced increases in both average client equity and money market (“MM”)/FDIC client balances.

Operating revenues increased $160.1 million, as we experienced growth across all but one of our operating segments, led by our Institutional segment which added $103.9 million, with our Commercial and Self-Directed/Retail also increasing $33.9 million and $31.6 million, respectively. Operating revenues in our Payments segment decreased $2.5 million.
Overall segment income increased $55.2 million with all but one of our segments experiencing growth versus the prior year led by our Self-Directed/Retail segment which added $28.2 million, while our Commercial and Institutional segments increased $15.0 million and $12.9 million, respectively. Payments segment income decreased $0.9 million.
On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 52% of total expenses in the three months ended December 31, 2024 as compared to 54% in the three months ended December 31, 2023. Non-variable expenses, excluding bad debts, increased $41.5 million, principally due to higher fixed compensation and benefits, occupancy and equipment rental, depreciation and amortization, professional fees, and non-trading technology and support, with these increases related to the continuing build out and expansion of our product offering and geographic reach of our operating segments as well as overhead departments to support this growth. The increase in fixed compensation and benefits includes $5.8 million in severance and accelerated share-based compensation related to the departure of an executive officer.
Income before tax includes gains of $5.7 million related to class action settlements in the three months ended December 31, 2024, which are included in Other gains.
Net income increased $16.0 million to $85.1 million in the three months ended December 31, 2024. Diluted earnings per share was $2.54 for the three months ended December 31, 2024 compared to $2.13 in the three months ended December 31, 2023.

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

Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Revenues:
Sales of physical commodities	$27,051.1	$18,820.9	44%
Principal gains, net	308.9	293.8	5%
Commission and clearing fees	149.3	129.7	15%
Consulting, management, and account fees	47.8	38.5	24%
Interest income	378.2	290.1	30%
Total revenues	27,935.3	19,573.0	43%
Cost of sales of physical commodities	26,991.0	18,788.8	44%
Operating revenues	944.3	784.2	20%
Transaction-based clearing expenses	86.5	74.3	16%
Introducing broker commissions	44.3	39.1	13%
Interest expense	306.2	236.0	30%
Interest expense on corporate funding	15.2	13.2	15%
Net operating revenues	492.1	421.6	17%
Compensation and benefits	252.5	218.1	16%
Bad debts (recoveries), net	1.8	(0.3)	n/m
Other expenses	126.6	108.1	17%
Total compensation and other expenses	380.9	325.9	17%
Other gains	5.7	—	n/m
Income before tax	116.9	95.7	22%
Income tax expense	31.8	26.6	20%
Net income	$85.1	$69.1	23%

Return on average stockholders’ equity	19.5%	19.3%

Balance Sheet information:	December 31, 2024	December 31, 2023	% Change
Total assets	$29,585.3	$23,244.8	27%
Payables to lenders under loans	$550.0	$418.5	31%
Senior secured borrowings, net	$543.3	$342.9	58%
Stockholders’ equity	$1,777.4	$1,482.8	20%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended December 31,
	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$111.8	$109.2	2%
Over-the-counter (“OTC”) derivatives	36.6	44.5	(18)%
Securities	401.8	316.2	27%
FX / Contracts For Difference (“CFD”) contracts	98.6	74.6	32%
Payments	56.8	59.4	(4)%
Physical contracts	92.6	51.4	80%
Interest / fees earned on client balances	107.6	98.4	9%
Other	48.3	33.5	44%
Corporate	11.1	9.2	21%
Eliminations	(20.9)	(12.2)	71%
	$944.3	$784.2	20%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	53,180	50,759	5%
Listed derivatives, average rate per contract (1)	$2.03	$2.03	—%
Average client equity - listed derivatives (millions)	$6,620	$6,170	7%
OTC derivatives (contracts, 000’s)	859	814	6%
OTC derivatives, average rate per contract	$42.84	$54.92	(22)%
Securities average daily volume (“ADV”) (millions)	$8,733	$6,224	40%
Securities rate per million (“RPM”) (2)	$237	$295	(20)%
Average money market / FDIC sweep client balances (millions)	$1,197	$1,060	13%
FX/CFD contracts ADV (millions)	$11,685	$10,917	7%
FX/CFD contracts RPM	$133	$109	22%
Payments ADV (millions)	$84	$75	12%
Payments RPM	$10,414	$12,557	(17)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Operating revenues increased $160.1 million, or 20%, to $944.3 million in the three months ended December 31, 2024 compared to $784.2 million in the three months ended December 31, 2023. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $2.6 million, with our Commercial segment up $2.8 million, which was partially offset by a $0.2 million decline in our Institutional segment.
Operating revenues derived from OTC derivatives declined $7.9 million, principally driven by a 22% decline in the average RPC, which was partially offset by a 6% increase in OTC derivative contract volumes.
Operating revenues derived from securities transactions increased $85.6 million, principally due to a 40% increase in ADV. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $5.9 million, principally due to the increase in ADV noted above, which was partially offset by a 20% decline in the RPM resulting from the tightening of spreads and a change in product mix.
Operating revenues derived from FX/CFD contracts increased $24.0 million, as a result of a $22.4 million increase in our Self-Directed/Retail segment and a $1.6 million increase in Institutional segment FX contracts operating revenues.

Operating revenues from payments decreased $2.6 million, principally driven by a 17% decline in payments RPM, which was partially offset by a 12% increase in payments ADV.
Operating revenues derived from physical contracts increased $41.2 million, as a result of a $16.1 million increase in precious metals operating revenues, as well as a $23.3 million increase in physical agricultural and energy operating revenues. Precious metals related operating revenues during the three months ended December 31, 2024 were favorably impacted by realized gains of $4.7 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Precious metals related operating revenues were unfavorably impacted during the three months ended December 31, 2023, by unrealized losses on derivative positions of $1.7 million, related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $9.2 million, principally as a result of an increase in average client equity and average money-market/FDIC sweep client balances of 7% and 13%, respectively.
Interest and Transactional Expenses
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Transaction-based clearing expenses

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Transaction-based clearing expenses	$86.5	$74.3	$12.2	16%
Percentage of operating revenues	9%	9%
Expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, and to a lesser extent higher expenses in our Exchange-Traded Futures & Options, Financial Ag and Energy and LME businesses, principally related to the increase in contracts traded. Partially offsetting these increases were modestly lower expenses in the Self-Directed/Retail Forex business.
Introducing broker commissions

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Introducing broker commissions	$44.3	$39.1	$5.2	13%
Percentage of operating revenues	5%	5%
Introducing broker commissions were higher in our Independent Wealth Management business, principally due to increased revenues, and also higher in our Financial Ag and Energy business, principally due to increased volume and client mix traded. These increases were partially offset by lower introducing broker commissions in our Physical Ag and Energy business and lower payouts within our Self-Directed/Retail Forex business.
Interest expense

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$223.6	$172.1	$51.5	30%
Securities borrowing	22.0	14.6	7.4	51%
Client balances on deposit	33.8	36.3	(2.5)	(7)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	26.8	13.0	13.8	106%
	306.2	236.0	70.2	30%
Corporate funding	15.2	13.2	2.0	15%
Total interest expense	$321.4	$249.2	$72.2	29%

Increased interest expense attributable to trading activities principally resulted from an increase in our fixed income, securities borrowing, and physical business activities. The increase in interest expense attributable to securities borrowing was principally due to the growth in the size of the securities lending business. The increase in interest expense attributable to corporate funding was principally due to an increase in the aggregate amount of senior secured notes outstanding, related to the March 1, 2024 issuance of our 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), effectively replacing our 8.625% Senior Secured Notes due 2025. This increase was partially offset by lower average borrowings on our revolving credit facility.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended December 31,
	2024	2023	% Change
Net Operating Revenues (in millions):
Listed derivatives	$49.9	$50.4	(1)%
OTC derivatives	36.6	44.4	(18)%
Securities	101.8	95.9	6%
FX/CFD contracts	90.3	66.2	36%
Payments	54.2	57.0	(5)%
Physical contracts	77.1	42.0	84%
Interest, net / fees earned on client balances	77.4	63.0	23%
Other	25.9	18.3	42%
Corporate	(21.1)	(15.6)	35%
	$492.1	$421.6	17%
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Compensation and benefits:
Variable compensation and benefits	$133.3	$121.9	9%
Fixed compensation and benefits	119.2	96.2	24%
	252.5	218.1	16%
Other expenses:
Trading systems and market information	20.0	18.7	7%
Professional fees	19.0	15.7	21%
Non-trading technology and support	19.7	16.9	17%
Occupancy and equipment rental	13.0	7.7	69%
Selling and marketing	12.0	11.7	3%
Travel and business development	8.4	7.1	18%
Communications	2.1	2.2	(5)%
Depreciation and amortization	15.7	11.2	40%
Bad debts (recoveries), net	1.8	(0.3)	n/m
Other	16.7	16.9	(1)%
	128.4	107.8	19%
Total compensation and other expenses	$380.9	$325.9	17%

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Compensation and Other Expenses: Compensation and other expenses increased $55.0 million, or 17%, to $380.9 million in the three months ended December 31, 2024 compared to $325.9 million in the three months ended December 31, 2023.
Compensation and Benefits:

	Three Months Ended December 31,
(in millions)	2024	2023	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$110.7	$99.3	$11.4	11%
Administrative, executive, and centralized and local operations	22.6	22.6	—	—%
Total variable compensation and benefits	133.3	121.9	11.4	9%
Variable compensation and benefits as a percentage of net operating revenues	27%	29%

Fixed compensation and benefits:
Non-variable salaries	79.4	72.0	7.4	10%
Employee benefits and other compensation	23.3	15.3	8.0	52%
Share-based compensation	11.3	7.6	3.7	49%
Severance	5.2	1.3	3.9	300%
Total fixed compensation and benefits	119.2	96.2	23.0	24%
Total compensation and benefits	252.5	218.1	34.4	16%
Total compensation and benefits as a percentage of operating revenues	27%	28%
Number of employees, end of period	4,620	4,192	428	10%
Non-variable salaries increased principally due to the increase in headcount resulting from business growth across our business lines, the growth in our operational and overhead support departments, and the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher healthcare benefits, payroll taxes, and retirement costs driven by the increased headcount, and a decrease in employee-elected deferred incentive. The three months ended December 31, 2024 also included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during the first quarter of 2024, as well as from the increase in the value of previously granted restricted stock awards related to employee-elected and statutorily-required deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The three months ended December 31, 2024 also included $1.1 million in accelerated share-based compensation due to the departure of the executive officer.
During the three months ended December 31, 2024, severance costs were related to the departure of several employees, including the executive officer mentioned above.
Other Expenses: Other non-compensation expenses increased $20.6 million, or 19%, to $128.4 million in the three months ended December 31, 2024 compared to $107.8 million in the three months ended December 31, 2023.
Professional fees increased $3.3 million, principally due to higher legal fees related to matters in which we are defendants, as well as related to advisory matters in the normal course of business. Additionally, the increase is related to higher consulting fees, principally within our Physical Ag & Energy business and across various overhead departments.
Non-trading technology and support increased $2.8 million, principally due to higher non-trading software maintenance and support costs related to various IT systems primarily within our Core IT and other overhead departments.
Occupancy and equipment rental costs increased $5.3 million, principally due to the three months ended December 31, 2023 including a partial refund of property rates covering prior years in London. The increase is also due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth, as well as higher costs in India and the U..S.
Depreciation and amortization increased $4.5 million, principally due to incremental depreciation expense from internally developed software placed into service, partially offset by lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2024.
During the three months ended December 31, 2024, we recorded bad debts, net of recoveries of $1.8 million, principally related to bad debt expense of $0.8 million of client receivables in the Physical Ag & Energy business of our Commercial segment, and client trading deficits in our Self-Directed/Retail segment and Financial Ag & Energy business of our Commercial segment of

$0.5 million and $0.4 million, respectively. During the three months ended December 31, 2023, we recorded net recoveries of bad debts of $0.3 million, principally related to recoveries within our Institutional segment.
Other Gains: The results of the three months ended December 31, 2024 include nonrecurring gains of $5.7 million, resulting from proceeds received from class action settlements, reported within the Self-Directed/Retail and Institutional segments.
Provision for Taxes: The effective income tax rate was 27% and 28% in the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 and 2023 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	% of Total	2023	% of Total
Variable compensation and benefits	$133.3	26%	$121.9	28%
Transaction-based clearing expenses	86.5	17%	74.3	17%
Introducing broker commissions	44.3	9%	39.1	9%
Total variable expenses	264.1	52%	235.3	54%
Fixed compensation and benefits	119.2	23%	96.2	22%
Other fixed expenses	126.6	25%	108.1	24%
Bad debts (recoveries), net	1.8	—%	(0.3)	—%
Total non-variable expenses	247.6	48%	204.0	46%
Total non-interest expenses	$511.7	100%	$439.3	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,600 employees allowing us to serve clients in more than 180 countries.
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
Segment income is used by our chief operating decision maker (“CODM”) as the primary measure of segment profit or loss in the evaluation for each of our operating segments. In addition, the CODM also uses ‘Segment income, less allocation of overhead costs’ as an additional segment measure of our segments’ financial performance. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses. The measure of segment profit or loss most consistent with the corresponding amounts in the condensed consolidated financial statements is segment income.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2024	% of Operating Revenues	2023	% of Operating Revenues
Revenues:
Sales of physical commodities	$27,051.1		$18,820.9
Principal gains, net	309.7		293.4
Commission and clearing fees	149.7		130.3
Consulting, management, and account fees	47.4		38.1
Interest income	387.2		293.3
Total revenues	27,945.1		19,576.0
Cost of sales of physical commodities	26,991.0		18,788.8
Operating revenues	954.1	100%	787.2	100%
Transaction-based clearing expenses	85.8	9%	74.0	9%
Introducing broker commissions	44.3	5%	39.1	5%
Interest expense	310.8	33%	236.9	30%
Net operating revenues	513.2		437.2
Variable direct compensation and benefits	111.8	12%	100.4	13%
Net contribution	401.4		336.8
Fixed compensation and benefits	51.6		49.5
Other fixed expenses	82.4		71.5
Bad debts (recoveries), net	1.8		(0.3)
Total non-variable direct expenses	135.8	14%	120.7	15%
Other gains	5.7		—
Segment income	271.3		216.1
Allocation of overhead costs	42.7		38.2
Segment income, less allocation of overhead costs	$228.6		$177.9

Commercial
We offer our commercial clients a comprehensive array of products and services, including risk management and hedging services, execution and clearing of exchange-traded and OTC products, voice brokerage, market intelligence and physical trading, as well as commodity marketing, procurement, logistics and price management services. We believe providing these high-value-added products and services differentiates us from our competitors and maximizes our opportunity to retain our clients.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Revenues:
Sales of physical commodities	$27,033.7	$18,809.5	44%
Principal gains, net	67.2	77.1	(13)%
Commission and clearing fees	48.7	44.3	10%
Consulting, management and account fees	6.5	5.8	12%
Interest income	52.9	41.3	28%
Total revenues	27,209.0	18,978.0	43%
Cost of sales of physical commodities	26,976.7	18,779.6	44%
Operating revenues	232.3	198.4	17%
Transaction-based clearing expenses	17.6	15.8	11%
Introducing broker commissions	11.3	10.4	9%
Interest expense	14.2	8.8	61%
Net operating revenues	189.2	163.4	16%
Variable direct compensation and benefits	43.5	37.0	18%
Net contribution	145.7	126.4	15%
Fixed compensation and benefits	17.0	15.5	10%
Other fixed expenses	25.3	23.8	6%
Bad debts (recoveries), net	1.2	(0.1)	n/m
Non-variable direct expenses	43.5	39.2	11%
Segment income	102.2	87.2	17%
Allocation of overhead costs	9.7	8.8	10%
Segment income, less allocation of overhead costs	$92.5	$78.4	18%

	Three Months Ended December 31,
	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$62.2	$59.4	5%
OTC derivatives	36.6	44.5	(18)%
Physical contracts	90.1	50.6	78%
Interest / fees earned on client balances	36.6	37.2	(2)%
Other	6.8	6.7	1%
	$232.3	$198.4	17%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	10,608	9,523	11%
Listed derivatives, average rate per contract (1)	$5.67	$5.95	(5)%
Average client equity - listed derivatives (millions)	$1,727	$1,700	2%
OTC derivatives (contracts, 000’s)	859	814	5%
OTC derivatives, average rate per contract	$42.84	$54.92	(22)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Operating revenues increased $33.9 million, or 17%, to $232.3 million in the three months ended December 31, 2024 compared to $198.4 million in the three months ended December 31, 2023. Net operating revenues increased $25.8 million, or 16%, to $189.2 million in the three months ended December 31, 2024 compared to $163.4 million in the three months ended December 31, 2023.
Operating revenues derived from listed derivatives increased $2.8 million, principally driven by a 11% increase in listed derivatives contract volumes, primarily in agricultural, energy and base metal commodity markets, which was partially offset by a 5% decline in the average rate per contract.
Operating revenues derived from OTC derivatives declined $7.9 million, principally driven by a 22% decline in the average rate per contract, primarily as a result of a decline in commodity volatility, which was partially offset by a 5% increase in OTC derivative volumes.
Operating revenues derived from physical contracts increased $39.5 million, as a result of a $16.1 million increase in precious metals operating revenues, as well as a $23.3 million increase in physical agricultural and energy operating revenues. Precious metals related operating revenues during the three months ended December 31, 2024 were favorably impacted by realized gains of $2.8 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Precious metals related operating revenues were unfavorably impacted during the three months ended December 31, 2023, by unrealized losses on derivative positions of $1.4 million, related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances declined $0.6 million, with average client equity relatively flat with the prior year.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 31% and 32% for the three months ended December 31, 2024 and 2023, respectively.
Segment income increased $15.0 million, principally due to the growth in operating revenues, which was partially offset by a $4.3 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $1.5 million increase in fixed compensation and benefits and a $1.3 million increase in bad debt expense.
For the three months ended December 31, 2024, we have calculated an allocation for overhead costs of $9.7 million for the Commercial segment as compared to a $8.8 million allocation in the three months ended December 31, 2023.

Institutional
We provide institutional clients with a suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. In addition, we originate, structure and place debt instruments in the international and domestic capital markets. These instruments include asset-backed securities (primarily in Argentina) and domestic municipal securities.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Institutional segment, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	108.6	103.2	5%
Commission and clearing fees	85.7	73.3	17%
Consulting, management and account fees	20.3	17.3	17%
Interest income	325.0	241.9	34%
Total revenues	539.6	435.7	24%
Cost of sales of physical commodities	—	—	—%
Operating revenues	539.6	435.7	24%
Transaction-based clearing expenses	63.0	52.9	19%
Introducing broker commissions	8.1	7.7	5%
Interest expense	294.5	226.5	30%
Net operating revenues	174.0	148.6	17%
Variable direct compensation and benefits	56.2	48.4	16%
Net contribution	117.8	100.2	18%
Fixed compensation and benefits	18.6	16.4	13%
Other fixed expenses	22.4	19.0	18%
Bad debts (recoveries), net	—	(0.4)	(100)%
Non-variable direct expenses	41.0	35.0	17%
Other gain	1.3	—	n/m
Segment income	78.1	65.2	20%
Allocation of overhead costs	14.8	12.8	16%
Segment income, less allocation of overhead costs	$63.3	$52.4	21%

	Three Months Ended December 31,
	2024	2023	% Change
Operating Revenues (in millions):
Listed derivatives	$49.6	$49.8	—%
Securities	373.5	293.6	27%
FX contracts	9.6	8.0	20%
Interest / fees earned on client balances	70.3	60.5	16%
Other	36.6	23.8	54%
	$539.6	$435.7	24%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	42,572	41,236	3%
Listed derivatives, average rate per contract (1)	$1.12	$1.12	—%
Average client equity - listed derivatives (millions)	$4,893	$4,470	9%
Securities ADV (millions)	$8,733	$6,224	40%
Securities RPM (2)	$237	$295	(20)%
Average money market / FDIC sweep client balances (millions)	$1,197	$1,060	13%
FX contracts ADV ( millions)	$4,082	$3,970	3%
FX contracts RPM	$36	$34	6%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Operating revenues increased $103.9 million, or 24%, to $539.6 million in the three months ended December 31, 2024 compared to $435.7 million in the three months ended December 31, 2023. Net operating revenues increased $25.4 million, or 17%, to $174.0 million in the three months ended December 31, 2024 compared to $148.6 million in the three months ended December 31, 2023.
Operating revenues derived from listed derivatives were relatively flat with the prior year.
Operating revenues derived from securities transactions increased $79.9 million, principally driven by a 40% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets. The securities RPM decreased 20%, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts increased $1.6 million.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $9.8 million, principally driven by 9% and 13% increases in average client equity and average money market / FDIC sweep client balances, respectively.
Primarily as a result of the increase in securities ADV, interest expense increased $68.0 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $51.5 million and interest expense directly attributable to securities lending activities increasing $7.4 million. Partially offsetting these increases, interest paid to clients decreased $5.1 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 24% in the three months ended December 31, 2024 compared to 25% in the three months ended December 31, 2023, primarily as the result of the increase in interest income.
Segment income increased $12.9 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $6.0 million increase in non-variable direct expenses, including a $2.2 million increase in fixed compensation and benefits, a $1.6 million increase in professional fees, and a $0.8 million increase in trade systems and market information. Segment income in the three months ended December 31, 2024, was favorably impacted by a nonrecurring gain related to proceeds received of $1.3 million resulting from a foreign exchange class action settlement.
For the three months ended December 31, 2024, we have calculated an allocation for overhead costs of $14.8 million for the Institutional segment as compared to a $12.8 million allocation in the three months ended December 31, 2023.

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

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Revenues:
Sales of physical commodities	$17.4	$11.4	53%
Principal gains, net	79.5	55.6	43%
Commission and clearing fees	13.5	11.2	21%
Consulting, management and account fees	19.3	14.1	37%
Interest income	8.7	9.4	(7)%
Total revenues	138.4	101.7	36%
Cost of sales of physical commodities	14.3	9.2	55%
Operating revenues	124.1	92.5	34%
Transaction-based clearing expenses	3.4	3.5	(3)%
Introducing broker commissions	24.0	20.4	18%
Interest expense	2.1	1.6	31%
Net operating revenues	94.6	67.0	41%
Variable direct compensation and benefits	3.0	4.4	(32)%
Net contribution	91.6	62.6	46%
Fixed compensation and benefits	9.4	10.3	(9)%
Other fixed expenses	29.2	23.5	24%
Bad debts, net of recoveries	0.5	0.1	400%
Non-variable direct expenses	39.1	33.9	15%
Other gain	4.4	—	n/m
Segment income	56.9	28.7	98%
Allocation of overhead costs	12.6	11.5	10%
Segment income, less allocation of overhead costs	$44.3	$17.2	158%

	Three Months Ended December 31,
	2024	2023	% Change
Operating Revenues (in millions):
Securities	$28.3	$22.6	25%
FX/CFD contracts	89.0	66.6	34%
Physical contracts	2.5	0.8	213%
Interest / fees earned on client balances	0.7	0.7	—%
Other	3.6	1.8	100%
	$124.1	$92.5	34%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$7,603	$6,948	9%
FX/CFD contracts RPM	$185	$151	23%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Operating revenues increased $31.6 million, or 34%, to $124.1 million in the three months ended December 31, 2024 compared to $92.5 million in the three months ended December 31, 2023. Net operating revenues increased $27.6 million, or 41%, to $94.6 million in the three months ended December 31, 2024 compared to $67.0 million in the three months ended December 31, 2023.

Operating revenues derived from FX/CFD contracts increased $22.4 million, principally due to an 23% increase in FX/CFD contracts RPM, as well as a 9% increase in FX/CFD contracts ADV.
Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $5.7 million.
Operating revenues derived from physical contracts increased $1.7 million, as revenues were favorably impacted by realized gains of $1.9 million on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances was $0.7 million in both the three months ended December 31, 2024 and 2023.
Variable expenses, excluding interest, as a percentage of operating revenues were 24% in the three months ended December 31, 2024 compared to 31% in the three months ended December 31, 2023, principally due to the increase in operating revenues derived from FX/CFD contracts which typically incur a lower relative percentage of variable expenses than do our other business lines.
Segment income increased $28.2 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $5.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily a result of a $2.8 million increase in depreciation and amortization, a $0.4 million increase in professional fees, and a $0.3 million increase in selling and marketing. Segment income in the three months ended December 31, 2024, was favorably impacted by a nonrecurring gain related to proceeds received of $4.4 million resulting from a foreign exchange anti-trust class action settlement.
For the three months ended December 31, 2024, we have calculated an allocation for overhead costs of $12.6 million for the Self-Directed/Retail segment as compared to a $11.5 million allocation in the three months ended December 31, 2023.

Payments
We provide customized foreign exchange and treasury services to banks and commercial businesses, charities, non-governmental organizations, as well as governmental organizations. We provide transparent pricing and offer payments services in more than 180 countries and 140 currencies, which we believe is more than any other payments solutions provider.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Payments segment for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	54.4	57.5	(5)%
Commission and clearing fees	1.8	1.5	20%
Consulting, management, account fees	1.3	0.9	44%
Interest income	0.6	0.7	(14)%
Total revenues	58.1	60.6	(4)%
Cost of sales of physical commodities	—	—	—%
Operating revenues	58.1	60.6	(4)%
Transaction-based clearing expenses	1.8	1.8	—%
Introducing broker commissions	0.9	0.6	50%
Interest expense	—	—	—%
Net operating revenues	55.4	58.2	(5)%
Variable compensation and benefits	9.1	10.6	(14)%
Net contribution	46.3	47.6	(3)%
Fixed compensation and benefits	6.6	7.3	(10)%
Other fixed expenses	5.5	5.2	6%
Bad debts	0.1	0.1	—%
Total non-variable direct expenses	12.2	12.6	(3)%
Segment income	34.1	35.0	(3)%
Allocation of overhead costs	5.6	5.1	10%
Segment income, less allocation of overhead costs	$28.5	$29.9	(5)%

	Three Months Ended December 31,
	2024	2023	% Change
Operating Revenues (in millions):
Payments	$56.8	$59.4	(4)%
Other	1.3	1.2	8%
	$58.1	$60.6	(4)%

Volumes and Other Select Data:
Payments ADV (millions)	$84	$75	12%
Payments RPM	$10,414	$12,557	(17)%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Operating revenues decreased $2.5 million, or 4%, to $58.1 million in the three months ended December 31, 2024 compared to $60.6 million in the three months ended December 31, 2023. Net operating revenues decreased $2.8 million, or 5%, to $55.4 million in the three months ended December 31, 2024 compared to $58.2 million in the three months ended December 31, 2023.
The decrease in operating revenues was principally due to a 17% decline in the RPM traded, which was partially offset by a 12% increase in ADV.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 20% in the three months ended December 31, 2024 compared to 21% in the three months ended December 31, 2023, principally driven by a decline in variable compensation and benefits.
Segment income decreased $0.9 million, principally driven by the increase in operating revenues noted above as well as a $0.4 million decline in non-variable direct expenses.

For the three months ended December 31, 2024, we have calculated an allocation for overhead costs of $5.6 million for the Payments segment as compared to a $5.1 million allocation in the three months ended December 31, 2023.
Overhead Costs and Expenses
We incur overhead costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. The following table provides information regarding our overhead costs and expenses.
In addition, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended December 31,
(in millions)	2024	2023	% Change
Compensation and benefits:
Variable compensation and benefits	$20.2	$19.4	4%
Fixed compensation and benefits	61.0	40.6	50%
	81.2	60.0	35%
Other expenses:
Occupancy and equipment rental	12.1	7.3	66%
Non-trading technology and support	15.3	13.0	18%
Professional fees	8.7	7.5	16%
Depreciation and amortization	6.4	5.5	16%
Communications	1.5	1.6	(6)%
Selling and marketing	0.9	1.3	(31)%
Trading systems and market information	1.6	1.7	(6)%
Travel and business development	2.6	1.7	53%
Other	3.0	5.2	(42)%
	52.1	44.8	16%
Overhead costs and expenses	133.3	104.8	27%
Allocation of overhead costs	(42.7)	(38.2)	12%
Overhead costs and expense, net of allocation to operating segments	$90.6	$66.6	36%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
The increase in non-variable compensation was partially related to a reorganization of our IT personnel, including the move of certain development teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT resources. Additionally, the increase in non-variable compensation was partially a result of hiring among our support departments, principally due to company growth. Average administrative headcount increased 23% in the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Also, there was a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that will be amortized over a thirty-six month period following the grant date. Share-based compensation related to stock option expense increased principally due to the issuance of additional stock option awards during the three months ended December 31, 2024.
Fixed compensation and benefits for the three months ended December 31, 2024 included $6.6 million in aggregate related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Occupancy and equipment rental increased $4.8 million, principally due to the three months ended December 31, 2023 including a partial refund of property rates covering prior years in London. The increase is also due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth, as well as higher costs in India and the U.S.
Non-trading technology and support increased $2.3 million, principally due to higher non-trading software maintenance and support costs related to various IT systems various technologies used throughout core-IT and compliance.

Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Senior management establishes liquidity and capital policies, which we monitor and review for funding from both internal and external sources. We evaluate how effectively our policies support our business operations, issuing debt and equity securities, and accessing committed credit facilities. Liquidity and capital matters are reported regularly to our Board of Directors.
Regulatory
StoneX Financial Inc. is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial Inc. is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has a responsibility to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). StoneX Financial Inc. is also subject to Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of investment and payment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities and futures exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s ‘MIFIDPRU’ regulation. To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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
We review our overall credit and capital needs to determine whether our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of December 31, 2024, we had total equity of $1,777.4 million, outstanding loans under revolving credit facilities and other payables to lenders of $550.0 million, and $543.3 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2024, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations to us when due. We would then be exposed to the risk that the settlement of a transaction which is due from a client will not be collected from the respective counterparty with which the transaction was offset. We monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of December 31, 2024 and September 30, 2024, were $29.6 billion and $27.5 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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

We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $16.0 million and $28.0 million for the three months ended December 31, 2024 and 2023, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of December 31, 2024, we had five committed bank credit facilities, totaling $1,205.0 million, of which $412.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility committed until April 21, 2026, under which $500.0 million is available to us for general working capital requirements and capital expenditures.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2024, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended December 31, 2024, interest expense directly attributable to trading activities includes $903.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $71.7 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2024. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of December 31, 2024 and September 30, 2024, the Company had $131.2 million and $104.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2024. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $329.6 million from $6,672.6 million as of September 30, 2024 to $6,343.0 million as of December 31, 2024. During the three months ended December 31, 2024, net cash of $477.8 million was used in operating activities, $21.6 million was used in investing activities and net cash of $188.2 million was provided by financing activities.
Net cash provided by financing activities during the three months ended December 31, 2024 included significant inflows from payables to lenders under 90 days of $211.2 million, while we paid deferred acquisition payments of $20.1 million and had outflows for tax related withholdings of $3.7 million.
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
We evaluate opportunities to expand our business. Investing activities included $13.6 million in capital expenditures for property and equipment during the three months ended December 31, 2024 compared to $12.7 million during the prior year. Additionally, we paid net cash of $8.0 million for acquisitions of assets and businesses in the current year.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $18.4 million.
Based upon our current operations, we believe that cash flows from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the following year.
Commitments and Contingencies
Information about our commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based investment firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities and debt securities markets. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, To Be Announced (“TBA”) securities and interest rate swaps. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the Condensed Consolidated Balance Sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and our positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. We attempt to manage our exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2024 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2024 and September 30, 2024, at fair value of the related financial instruments, totaling $3,541.6 million and $2,853.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2024, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2024. The totals of $3,541.6 million and $2,853.3 million include a net liability of $289.8 million and $265.0 million for derivative contracts, including those designated as hedges, based on their fair value as of December 31, 2024 and September 30, 2024, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024.
Effects of Inflation
Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, as well as occupancy and equipment rental, may result from inflation, and may not be readily recoverable from increasing the prices of our services. While heightened interest rates are generally favorable for us, to the extent that changes in interest rates arise from inflationary pressures, and such inflationary pressures have other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
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
Accounting Development Updates
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance primarily will require enhanced disclosures about certain types of expenses. ASU 2024-03 is effective for the Company’s fiscal year ending September 30, 2027. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
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
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our self-directed/retail clients’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, client margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2024.

Marked-to-Market Revenues
Number of Days
12
10
8
6
4
2
0
1
1
2
5
4
6
7
7
11
4
4
6
2
2
1
1
1
($23,000) to ($24,000)
0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000 to $13,000
$17,000 to $18,000
$18,000 to $19,000
$26,000 to $27,000
Daily Revenues ($000's)

The graph above includes unrealized price movements in our precious metals inventories and related futures hedge positions during the period in which we experienced temporary dislocations in published London spot market cash prices and Comex listed gold and silver futures contracts, related to potential tariffs to be imposed by the U.S. government on imported metals.
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of December 31, 2024, an immediate 25 basis point decrease in short-term interest rates would result in approximately $5.8 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2024, $550.0 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2024, $550.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2024.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 11, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 28, 2024, our Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2024 and ending on September 30, 2025. Repurchases under our stock repurchase plan are subject to the discretion of the senior management team and market conditions, and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase activity for the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2024 to October 31, 2024	17,274	$91.17	—	1,500,000
November 1, 2024 to November 30, 2024	207	90.04	—	1,500,000
December 1, 2024 to December 31, 2024	22,876	98.97	—	1,500,000
Total	40,357	$95.59	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
John Fowler - Director	Rule 10b5-1 trading arrangement	11/22/2024	2/27/2026	7,042	Sales of shares
Sean O’Connor - Chief Executive Officer	Rule 10b5-1 trading arrangement	12/12/2024	12/31/2025	95,000	Sales of shares
Philip Smith - Chief Executive Officer - EMEA	Rule 10b5-1 trading arrangement	12/13/2024	12/31/2025	15,971	Sales of shares
Philip Smith - Chief Executive Officer - EMEA	Rule 10b5-1 trading arrangement	12/13/2024	12/31/2025	60,000	Exercise of stock options and sale of the underlying shares

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* #

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* #

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	February 5, 2025	/s/ Philip Smith
Philip Smith
Chief Executive Officer

Date:	February 5, 2025	/s/ William Dunaway
William Dunaway
Chief Financial Officer