Form 10-Q
period 2025-03-31
StoneX Group Inc.
filed 2025-05-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 5, 2025, there were 48,916,600 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$1,307.3	$1,269.0
Cash, securities and other assets segregated under federal and other regulations (including $10.3 million and $51.8 million at fair value at March 31, 2025 and September 30, 2024, respectively)	2,850.3	2,841.2
Collateralized transactions:
Securities purchased under agreements to resell	6,917.6	5,201.5
Securities borrowed	1,803.9	1,662.3
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,074.4 million and $3,287.5 million at fair value at March 31, 2025 and September 30, 2024, respectively)	7,261.2	7,283.2
Receivable from clients, net (including $0.5 million and $(8.4) million at fair value at March 31, 2025 and September 30, 2024, respectively)	1,354.9	1,013.1
Income taxes receivable	27.8	19.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,951.3 million and $2,172.0 million at March 31, 2025 and September 30, 2024, respectively)	8,200.9	6,767.1
Physical commodities inventory, net (including $503.1 million and $376.6 million at fair value at March 31, 2025 and September 30, 2024, respectively)	796.2	681.1
Deferred tax asset	50.3	46.3
Property and equipment, net	146.3	143.1
Operating right of use assets	159.8	157.0
Goodwill and intangible assets, net	90.0	80.6
Other assets	316.4	301.5
Total assets	$31,282.9	$27,466.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $3.0 million and $2.3 million at fair value at March 31, 2025 and September 30, 2024, respectively)	$531.3	$522.1
Operating lease liabilities	201.9	195.9
Payables to:
Clients (including $(215.4) million and $265.9 million at fair value at March 31, 2025 and September 30, 2024, respectively)	10,712.6	10,345.9
Broker-dealers, clearing organizations and counterparties (including $(11.2) million and $(1.4) million at fair value at March 31, 2025 and September 30, 2024, respectively)	578.7	734.2
Lenders under loans	340.9	338.8
Senior secured borrowings, net	543.6	543.1
Income taxes payable	13.4	18.1
Deferred tax liability	25.2	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	11,137.3	8,581.3
Securities loaned	1,509.9	1,615.9
Financial instruments sold, not yet purchased, at fair value	3,806.1	2,853.3
Total liabilities	29,400.9	25,757.2
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 54,632,297 issued and 48,765,820 outstanding at March 31, 2025 and 53,678,016 issued and 47,811,539 outstanding at September 30, 2024	0.5	0.5
Common stock in treasury, at cost. 5,866,477 shares at March 31, 2025 and September 30, 2024	(69.3)	(69.3)
Additional paid-in-capital	436.9	414.2
Retained earnings	1,545.7	1,388.9
Accumulated other comprehensive loss, net	(31.8)	(25.2)
Total equity	1,882.0	1,709.1
Total liabilities and stockholders' equity	$31,282.9	$27,466.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Sales of physical commodities	$35,992.6	$21,321.9	$63,043.7	$40,142.8
Principal gains, net	300.5	281.8	609.4	575.6
Commission and clearing fees	164.3	136.2	313.6	265.9
Consulting, management, and account fees	44.3	40.2	92.1	78.7
Interest income	389.0	326.0	767.2	616.1
Total revenues	36,890.7	22,106.1	64,826.0	41,679.1
Cost of sales of physical commodities	35,934.7	21,287.9	62,925.7	40,076.7
Operating revenues	956.0	818.2	1,900.3	1,602.4
Transaction-based clearing expenses	91.8	78.5	178.3	152.8
Introducing broker commissions	45.5	42.0	89.8	81.1
Interest expense	316.6	259.2	622.8	495.2
Interest expense on corporate funding	14.8	16.2	30.0	29.4
Net operating revenues	487.3	422.3	979.4	843.9
Compensation and other expenses:
Compensation and benefits	267.1	234.4	519.6	452.5
Trading systems and market information	19.5	19.4	39.5	38.1
Professional fees	16.5	19.3	35.5	35.0
Non-trading technology and support	20.9	18.0	40.6	34.9
Occupancy and equipment rental	13.1	13.6	26.1	21.3
Selling and marketing	13.4	15.6	25.4	27.3
Travel and business development	7.1	7.1	15.5	14.2
Communications	2.1	2.3	4.2	4.5
Depreciation and amortization	15.6	12.3	31.3	23.5
Bad debts (recoveries), net	0.1	(0.4)	1.9	(0.7)
Other	14.8	15.3	31.5	32.2
Total compensation and other expenses	390.2	356.9	771.1	682.8
Other gains	—	6.9	5.7	6.9
Income before tax	97.1	72.3	214.0	168.0
Income tax expense	25.4	19.2	57.2	45.8
Net income	$71.7	$53.1	$156.8	$122.2
Earnings per share:
Basic	$1.49	$1.12	$3.26	$2.59
Diluted	$1.41	$1.09	$3.10	$2.51
Weighted-average number of common shares outstanding:
Basic	46,789,431	45,710,784	46,602,574	45,529,236
Diluted	49,376,423	47,248,414	48,981,445	47,060,608
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Net income	$71.7	$53.1	$156.8	$122.2
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	12.0	(4.6)	(6.3)	2.3
Cash flow hedges	6.6	(0.8)	(0.3)	19.9
Total other comprehensive gain/(loss), net of tax	18.6	(5.4)	(6.6)	22.2
Comprehensive income	$90.3	$47.7	$150.2	$144.4
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$156.8	$122.2
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	31.3	23.5
Amortization of right of use assets	14.6	9.1
Bad debts (recoveries), net	1.9	(0.7)
Deferred income taxes	15.8	(3.3)
Amortization of debt issuance costs	2.0	2.6
Amortization of share-based compensation	22.0	16.8
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	41.6	1.7
Securities purchased under agreements to resell	(1,716.1)	(765.1)
Securities borrowed	(141.6)	(301.5)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	(767.0)	133.2
Receivables from clients, net	(343.7)	(609.6)
Income taxes receivable	(28.2)	(7.7)
Financial instruments owned, at fair value	(1,429.3)	(616.3)
Physical commodities inventory, net	(113.4)	(79.6)
Other assets	(15.7)	(68.7)
Accounts payable and other accrued liabilities	24.1	(41.7)
Operating lease liabilities	(11.4)	(0.8)
Payables to clients	366.7	1,189.4
Payables to broker-dealers, clearing organizations, and counterparties	(155.5)	(50.7)
Income taxes payable	10.0	(1.5)
Securities sold under agreements to repurchase	2,556.0	1,485.1
Securities loaned	(106.0)	341.3
Financial instruments sold, not yet purchased, at fair value	952.8	158.7
Net cash (used in)/provided by operating activities	(632.3)	936.4
Cash flows from investing activities:
Proceeds from notes receivable	—	5.0
Acquisition of businesses and assets, net of cash received	(13.8)	(1.1)
Purchase of exchange memberships and common stock	—	0.1
Purchases of property and equipment	(28.9)	(30.1)
Net cash used in investing activities	(42.7)	(26.1)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	2.1	(87.4)
Proceeds from issuance of senior secured notes	—	550.0
Deferred payments on acquisitions	(21.1)	—
Debt issuance costs	—	(7.9)
Shares withheld to cover taxes on vesting of equity awards	(4.1)	(1.2)
Exercise of stock options	4.8	3.5
Net cash (used in)/provided by financing activities	(18.3)	457.0
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(6.7)	2.2
Net (decrease)/increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	(700.0)	1,369.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,672.6	6,041.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$5,972.6	$7,411.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$635.1	$548.6
Income taxes paid, net of cash refunds	$57.6	$56.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$11.3	$—
Additional consideration payable related to acquisitions, net	$3.2	$0.8
Acquisition consideration paid in silver bullion	$12.6	$—
Acquisition of business:
Assets acquired	$29.0	$—
Liabilities assumed	8.1	—
Total net assets acquired	$20.9	$—
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	March 31,
(in millions)	2025	2024
Cash and cash equivalents	$1,307.3	$1,305.1
Restricted cash(3)	—	363.0
Cash segregated under federal and other regulations(1)	2,840.1	2,834.3
Securities segregated under federal and other regulations(1)	—	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	1,797.5	1,362.9
Securities segregated and pledged to exchange-clearing organizations(2)	27.7	1,545.9
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$5,972.6	$7,411.2

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $10.2 million and $4.1 million as of March 31, 2025 and 2024, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $5,436.0 million and $4,797.7 million as of March 31, 2025 and 2024, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

(3) Represents restricted cash held in an escrow account, as further described in Note 1.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2023	$0.5	$(69.3)	$378.6	$1,197.2	$(24.2)	$1,482.8
Net income	—	—	—	53.1	—	53.1
Other comprehensive loss, net of tax	—	—	—	—	(5.4)	(5.4)
Exercise of stock options	—	—	3.0	—	—	3.0
Shares withheld to cover taxes on vesting of equity awards	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	9.2	—	—	9.2
Balances as of March 31, 2024	$0.5	$(69.3)	$390.7	$1,250.3	$(29.6)	$1,542.6

	Three Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2024	$0.5	$(69.3)	$422.6	$1,474.0	$(50.4)	$1,777.4
Net income	—	—	—	71.7	—	71.7
Other comprehensive gain, net of tax	—	—	—	—	18.6	18.6
Exercise of stock options	—	—	4.0	—	—	4.0
Shares withheld to cover taxes on vesting of equity awards	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	10.7	—	—	10.7
Balances as of March 31, 2025	$0.5	$(69.3)	$436.9	$1,545.7	$(31.8)	$1,882.0

	Six Months Ended March 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2023	$0.5	$(69.3)	$371.6	$1,128.1	$(51.8)	$1,379.1
Net income	—	—	—	122.2	—	122.2
Other comprehensive gain, net of tax	—	—	—	—	22.2	22.2
Exercise of stock options	—	—	3.5	—	—	3.5
Shares withheld to cover taxes on vesting of equity awards	—	—	(1.2)	—	—	(1.2)
Share-based compensation	—	—	16.8	—	—	16.8
Balances as of March 31, 2024	$0.5	$(69.3)	$390.7	$1,250.3	$(29.6)	$1,542.6

	Six Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$0.5	$(69.3)	$414.2	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	156.8	—	156.8
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Exercise of stock options	—	—	4.8	—	—	4.8
Shares withheld to cover taxes on vesting of equity awards	—	—	(4.1)	—	—	(4.1)
Share-based compensation	—	—	22.0	—	—	22.0
Balances as of March 31, 2025	$0.5	$(69.3)	$436.9	$1,545.7	$(31.8)	$1,882.0

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
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, which has been derived from the audited consolidated balance sheet as of September 30, 2024, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments in the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of March 31, 2025 and through the date of this Form 10-Q.
Restricted Cash
During the three months ended March 31, 2024, the Company established an escrow account designated to hold immediately available funds deposited by the Company and distribute the same amount on June 15, 2024, the redemption date, for the settlement of its 8.625% Senior Secured Notes due 2025. The Company classified these funds as restricted because the funding was irrevocable, and the Company did not have the ability to withdraw the funds.
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

Common Stock Split
On March 21, 2025, the Company completed a 3-for-2 split of its common stock, effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on March 21, 2025, to stockholders of record at the close of business on March 11, 2025. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on March 12, 2025. All share and per share amounts contained herein have been retroactively adjusted for this stock split.
Accounting Standards
The Company did not adopt any new accounting standards during the three and six months ended March 31, 2025.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2025	2024	2025	2024
Numerator:
Net income	$71.7	$53.1	$156.8	$122.2
Less: Allocation to participating securities	(2.1)	(1.9)	(4.8)	(4.3)
Net income allocated to common stockholders	$69.6	$51.2	$152.0	$117.9
Denominator:
Weighted average number of:
Common shares outstanding	46,789,431	45,710,784	46,602,574	45,529,236
Dilutive potential common shares outstanding:
Share-based awards	2,586,992	1,537,630	2,378,871	1,531,372
Diluted weighted-average common shares	49,376,423	47,248,414	48,981,445	47,060,608
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 259,514 and 2,774,979 shares of common stock for the three months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 336,304 and 1,982,302 shares of common stock for the six months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary. The physical commodities held by the broker-dealer are recorded at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of a non-broker dealer subsidiary and are recorded at net realizable value using exchange-quoted prices. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory, as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2025 and September 30, 2024 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2025 and September 30, 2024 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of March 31, 2025 and September 30, 2024.

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.7	$—	$—	$—	$13.7
Money market mutual funds	35.8	—	—	—	35.8
Cash and cash equivalents	49.5	—	—	—	49.5
Commodities warehouse receipts	10.3	—	—	—	10.3
Securities and other assets segregated under federal and other regulations	10.3	—	—	—	10.3
U.S. Treasury obligations	3,128.3	—	—	—	3,128.3
To be announced and forward settling securities	—	22.0	—	(15.6)	6.4
Foreign government obligations	18.5	—	—	—	18.5
Derivatives	2,519.6	2,438.5	—	(5,036.9)	(78.8)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,666.4	2,460.5	—	(5,052.5)	3,074.4
Receivables from clients, net - Derivatives	111.2	544.0	—	(654.7)	0.5
Equity securities	439.0	22.9	—	—	461.9
Corporate and municipal bonds	—	442.8	—	—	442.8
U.S. Treasury obligations	794.4	—	—	—	794.4
U.S. government agency obligations	—	486.2	—	—	486.2
Foreign government obligations	1.1	—	—	—	1.1
Agency mortgage-backed obligations	—	5,331.3	—	—	5,331.3
Asset-backed obligations	—	310.5	—	—	310.5
Derivatives	—	504.6	—	(298.8)	205.8
Commodities warehouse receipts	115.6	—	—	—	115.6
Exchange firm common stock	15.9	—	—	—	15.9
Cash flow hedges	—	9.1	—	—	9.1
Mutual funds and other	24.2	—	2.1	—	26.3
Financial instruments owned	1,390.2	7,107.4	2.1	(298.8)	8,200.9
Physical commodities inventory	248.0	255.1	—	—	503.1
Total assets at fair value	$7,475.6	$10,367.0	$2.1	$(6,006.0)	$11,838.7
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$3.0	$—	$3.0
Payables to clients - Derivatives	2,463.2	296.2	—	(2,974.8)	(215.4)
To be announced and forward settling securities	—	21.7	—	(16.7)	5.0
Derivatives	191.9	2,510.4	—	(2,718.5)	(16.2)
Payable to broker-dealers, clearing organizations and counterparties	191.9	2,532.1	—	(2,735.2)	(11.2)
Equity securities	451.2	10.9	—	—	462.1
Foreign government obligations	1.1	—	—	—	1.1
Corporate and municipal bonds	—	236.9	—	—	236.9
U.S. Treasury obligations	2,897.0	—	—	—	2,897.0
U.S. government agency obligations	—	2.1	—	—	2.1
Agency mortgage-backed obligations	—	0.3	—	—	0.3
Asset-backed obligations	—	0.3	—	—	0.3
Derivatives	2.3	449.8	—	(246.8)	205.3
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.8	—	0.8
Financial instruments sold, not yet purchased	3,351.6	700.5	0.8	(246.8)	3,806.1
Total liabilities at fair value	$6,006.7	$3,528.8	$3.8	$(5,956.8)	$3,582.5
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.9	$—	$—	$—	$13.9
Money market mutual funds	35.3	—	—	—	35.3
Cash and cash equivalents	49.2	—	—	—	49.2
Commodities warehouse receipts	51.8	—	—	—	51.8
Securities and other assets segregated under federal and other regulations	51.8	—	—	—	51.8
U.S. Treasury obligations	2,933.2	—	—	—	2,933.2
To be announced and forward settling securities	—	26.1	—	(18.3)	7.8
Foreign government obligations	18.3	—	—	—	18.3
Derivatives	3,900.1	2,168.2	—	(5,740.1)	328.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,851.6	2,194.3	—	(5,758.4)	3,287.5
Receivables from clients, net - Derivatives	22.4	506.2	—	(537.0)	(8.4)
Equity securities	363.9	15.0	—	—	378.9
Corporate and municipal bonds	—	322.1	—	—	322.1
U.S. Treasury obligations	1,088.6	—	—	—	1,088.6
U.S. government agency obligations	—	531.0	—	—	531.0
Foreign government obligations	41.4	—	—	—	41.4
Agency mortgage-backed obligations	—	3,837.2	—	—	3,837.2
Asset-backed obligations	—	223.5	—	—	223.5
Derivatives	0.1	603.2	—	(375.2)	228.1
Commodities leases	—	—	—	—	—
Commodities warehouse receipts	67.8	—	—	—	67.8
Exchange firm common stock	13.2	—	—	—	13.2
Cash flow hedges	—	9.6	—	—	9.6
Mutual funds and other	23.6	—	2.1	—	25.7
Financial instruments owned	1,598.6	5,541.6	2.1	(375.2)	6,767.1
Physical commodities inventory	207.6	169.0	—	—	376.6
Total assets at fair value	$8,781.2	$8,411.1	$2.1	$(6,670.6)	$10,523.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.3	$—	$2.3
Payables to clients - Derivatives	3,577.1	228.9		(3,540.1)	265.9
TBA and forward settling securities	—	24.4	—	(22.9)	1.5
Derivatives	378.0	2,356.4	—	(2,737.3)	(2.9)
Payable to broker-dealers, clearing organizations and counterparties	378.0	2,380.8	—	(2,760.2)	(1.4)
Equity securities	219.8	5.0	—	—	224.8
Foreign government obligations	41.0	—	—	—	41.0
Corporate and municipal bonds	—	154.6	—	—	154.6
U.S. Treasury obligations	2,139.3	—	—	—	2,139.3
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	23.6	—	—	23.6
Asset-backed obligations	—	3.9	—	—	3.9
Derivatives	8.1	571.0	—	(314.3)	264.8
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.9	—	0.9
Financial instruments sold, not yet purchased	2,408.2	758.5	0.9	(314.3)	2,853.3
Total liabilities at fair value	$6,363.3	$3,368.2	$3.2	$(6,614.6)	$3,120.1
(1)Represents cash collateral and the impact of netting across at each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at March 31, 2025 and September 30, 2024 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company’s 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), as further described in Note 9, with a carrying value of $543.6 million as of March 31, 2025. The carrying value of the Notes due 2031 represents their principal amount net of unamortized deferred financing costs. As of March 31, 2025, the Notes due 2031 had a fair value of $574.1 million. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2025 and September 30, 2024 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2025. The total Financial instruments sold, not yet purchased of $3,806.1 million and $2,853.3 million as of March 31, 2025 and September 30, 2024, respectively, includes $205.3 million and $264.8 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of March 31, 2025 and September 30, 2024.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2025 and September 30, 2024. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2025		September 30, 2024
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,588.4	$1,612.9	$1,383.1	$1,415.7
OTC commodity derivatives	2,651.9	2,467.9	1,967.9	1,924.3
Exchange-traded foreign exchange derivatives	4.2	4.2	2.0	2.0
OTC foreign exchange derivatives	453.7	437.2	975.2	938.2
Exchange-traded interest rate derivatives	656.6	658.7	720.1	728.1
OTC interest rate derivatives	180.1	180.1	207.1	207.1
Exchange-traded equity index derivatives	381.6	381.6	1,817.4	1,817.4
OTC equity and indices derivatives	201.4	171.2	127.4	86.7
TBA and forward settling securities	22.0	21.7	26.1	24.4
Subtotal	6,139.9	5,935.5	7,226.3	7,143.9
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	—	—	0.2
Foreign currency forward contracts	9.1	0.2	9.6	—
Subtotal	9.1	0.2	9.6	0.2
Gross fair value of derivative contracts	$6,149.0	$5,935.7	$7,235.9	$7,144.1
Impact of netting and collateral	(6,006.0)	(5,956.8)	(6,670.6)	(6,614.6)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(72.4)		$336.0
Total fair value included in Receivable from clients, net	$0.5		$(8.4)
Total fair value included in Financial instruments owned, at fair value	$214.9		$237.7
Total fair value included in Payables to clients		$(215.4)		$265.9
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$(11.2)		$(1.4)
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$205.5		$265.0
(1)As of March 31, 2025 and September 30, 2024, the Company’s derivative contract volume for open positions was approximately 12.8 million and 12.2 million contracts, respectively.
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

The Company used interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges were designated cash flow hedges, through which the Company mitigated uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. The swaps introduced credit risk, which the Company minimized by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there was limited market risk associated with the swap position, because any amounts the Company paid from having exchanged variable interest was funded by the variable interest the Company received on its deposits. During the period ended March 31, 2025, the Company’s interest rate hedges all matured.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended March 31, 2025 and 2024, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.

The fair values of derivative instruments designated for hedging held as of March 31, 2025 and September 30, 2024 are as follow:

		March 31, 2025	September 30, 2024
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$9.1	$9.6
Total derivatives designated as hedging instruments		$9.1	$9.6

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$8.4	$9.2
Total expected to be released from Other comprehensive income into earnings		$8.4	$9.2

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$—	$0.2
Foreign currency forward contracts	Financial instruments sold, not yet purchased	0.2	—
Total derivatives designated as hedging instruments		$0.2	$0.2

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$—	$0.2
Foreign currency forward contracts		—	—
Total expected to be released from Other comprehensive income into earnings		$—	$0.2

The notional values of derivative instruments designated for hedging held as of March 31, 2025 and September 30, 2024 are as follows:

	March 31, 2025		September 30, 2024
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$—		$500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	210.0	zł	156.1
USD		$51.1		$37.5
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£124.0		£72.0
USD		$153.3		$88.8

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2025 and 2024 are as follows:

(in millions)	Income Statement Location	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Total amounts of gain reclassified from Accumulated Other Comprehensive Income into Income:
Foreign currency forward contracts	Compensation and benefits	2.2	3.0
Total derivatives designated as hedging instruments		$2.2	$3.0

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Total amounts reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest Income	$(4.6)	$(20.5)
Foreign currency forward contracts	Compensation and benefits	1.8	3.7
Total derivatives designated as hedging instruments		$(2.8)	$(16.8)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2025 and 2024 are as follows:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$—	$1.7
Foreign currency forward contracts	6.6	(2.5)
Total	$6.6	$(0.8)

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	$14.3
Foreign currency forward contracts	(0.4)	5.6
Total	$(0.3)	$19.9
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and six months ended March 31, 2025 and 2024 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Commodities	$131.2	$30.4	$186.0	$117.5
Foreign exchange	21.7	32.6	67.1	57.8
Interest rate, equities, and indices	7.6	15.5	49.9	42.9
To be announced and forward settling securities	(73.2)	25.5	18.8	(67.7)
Net gains from derivative contracts	$87.3	$104.0	$321.8	$150.5

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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2025 and September 30, 2024 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of March 31, 2025 and $0.0 million as of September 30, 2024. The allowance for doubtful accounts related to receivables from clients was $49.1 million and $51.9 million as of March 31, 2025 and September 30, 2024, respectively.
Activity in the allowance for doubtful accounts for the six months ended March 31, 2025 was as follows:

(in millions)
Balance as of September 30, 2024	$51.9
Provision for bad debts(1)	1.5
Allowance charge-offs	(4.1)
Other	(0.1)
Balance as of March 31, 2025	$49.2
(1) An additional $0.4 million is included in bad debt expense for the six months ended March 31, 2025 on the Condensed Consolidated Income Statements, which is not included in the allowance.
Note 6 – Physical Commodities Inventory

The Company’s inventories consist of physical commodities as shown below:

(in millions)	March 31, 2025	September 30, 2024
Physical agriculture and energy	$255.1	$169.0
Precious metals - held by broker-dealer subsidiary	248.0	207.6
Precious metals - held by non-broker-dealer subsidiaries(1)	293.1	304.5
Physical commodities inventory, net	$796.2	$681.1
(1)Includes raw materials of $7.5 million and work in process of $26.1 million as of March 31, 2025
Physical agriculture and energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	March 31, 2025	September 30, 2024
Commercial	$38.1	$33.3
Institutional	11.8	9.8
Self-Directed/Retail	7.9	7.9
Payments	10.0	10.0
Total Goodwill	$67.8	$61.0
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$7.7	$(3.8)	$3.9	$4.1	$(3.2)	$0.9
Software programs/platforms	2.4	(1.8)	0.6	4.9	(4.1)	0.8
Client and supplier base	25.3	(13.4)	11.9	37.7	(25.6)	12.1
Total intangible assets subject to amortization	35.4	(19.0)	16.4	46.7	(32.9)	13.8

Intangible assets not subject to amortization
Website domains	2.1	—	2.1	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.8	—	5.8	5.8	—	5.8
Total intangible assets	$41.2	$(19.0)	$22.2	$52.5	$(32.9)	$19.6
Amortization expense related to intangible assets was $1.2 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to intangible assets was $2.3 million and $4.1 million for the six months ended March 31, 2025 and 2024, respectively.
The Company wrote off $16.2 million of fully amortized intangible assets during the six months ended March 31, 2025.

As of March 31, 2025, estimated future amortization expense was as follows:

(in millions)
Fiscal 2025 (remaining months)	$2.4
Fiscal 2026	4.1
Fiscal 2027	3.4
Fiscal 2028	2.3
Fiscal 2029 and thereafter	4.2
Total intangible assets subject to amortization	$16.4
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,205.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of March 31, 2025.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)				Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment	March 31, 2025		September 30, 2024
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	April 21, 2026	$500.0	$50.0	(5)	$161.0
StoneX Financial Inc.	None	October 28, 2025	250.0	20.0	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2025	325.0	117.0	(5)	66.0
StoneX Financial Ltd.	None	October 9, 2025	115.0	50.0	(5)	—
StoneX Financial Pte. Ltd.	None	September 5, 2025	15.0	—	(5)	—
			$1,205.0	$237.0		$227.0

Uncommitted Credit Facilities	Various			97.2	(5)	104.9
Note Payable to Bank	Certain equipment			6.7	(5)	6.9
Senior Secured Notes due 2031	(2)			543.6	(4)	543.1
Total outstanding borrowings				$884.5		$881.9

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

(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $6.4 million and $6.9 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2025. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	March 31, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$20,159.3	$3,377.0	$410.9	$98.7	$24,045.9
Securities loaned	1,509.9	—	—	—	1,509.9
Gross amount of secured financing	$21,669.2	$3,377.0	$410.9	$98.7	$25,555.8

	September 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$15,260.8	$585.4	$631.0	$50.7	$16,527.9
Securities loaned	1,615.9	—	—	—	1,615.9
Gross amount of secured financing	$16,876.7	$585.4	$631.0	$50.7	$18,143.8
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	March 31, 2025	September 30, 2024
U.S. Treasury obligations	$14,411.8	$9,673.7
U.S. government agency obligations and municipal bonds	719.1	652.0
Asset-backed obligations	107.3	136.1
Agency mortgage-backed obligations	7,077.9	5,079.6
Foreign government obligations	1,077.0	649.6
Corporate bonds	652.8	336.9
Total securities sold under agreement to repurchase	$24,045.9	$16,527.9

Securities loaned
Equity securities	$1,509.9	$1,615.9
Total securities loaned	1,509.9	1,615.9
Gross amount of secured financing	$25,555.8	$18,143.8

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$19,826.2	$(12,908.6)	$6,917.6
Securities borrowed	$1,803.9	$—	$1,803.9
Securities sold under agreements to repurchase	$24,045.9	$(12,908.6)	$11,137.3
Securities loaned	$1,509.9	$—	$1,509.9

	September 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,148.1	$(7,946.6)	$5,201.5
Securities borrowed	$1,662.3	$—	$1,662.3
Securities sold under agreements to repurchase	$16,527.9	$(7,946.6)	$8,581.3
Securities loaned	$1,615.9	$—	$1,615.9
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
The following table sets forth the fair values, which approximates carrying value because of the short term nature of collateral pledged, received and repledged (in millions):

	March 31, 2025	September 30, 2024
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$8,385.3	$6,777.9
Securities received as collateral that may be repledged	$25,714.7	$20,126.8
Securities received as collateral that may be repledged covering securities sold short	$2,966.4	$2,408.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$1,577.3	$1,533.3

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
In November 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings have moved to FINRA arbitration and the court action is stayed. The Company intends to continue to vigorously defend itself. The Company subsequently received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of March 31, 2025 and September 30, 2024, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2025.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2024	$(31.3)	$(1.2)	$7.3	$(25.2)
Other comprehensive loss, net of tax	(6.3)	—	(0.3)	(6.6)
Balances as of March 31, 2025	$(37.6)	$(1.2)	$7.0	$(31.8)
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Revenues from contracts with clients as a percentage of total revenues	2.2%	2.3%	2.3%	2.7%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$71.0	$55.8	$134.2	$107.2
OTC derivative brokerage	2.5	3.0	5.3	5.8
Equities and fixed income	15.0	14.5	30.1	31.0
Mutual funds	0.8	0.9	1.6	1.6
Insurance and annuity products	3.3	3.7	6.5	5.7
Other	0.4	0.2	0.8	0.1
Total sales-based commission	93.0	78.1	178.5	151.4
Trailing:
Mutual funds	3.5	3.2	6.9	6.2
Insurance and annuity products	4.0	3.7	8.0	7.4
Total trailing commission	7.5	6.9	14.9	13.6

Clearing fees	48.0	45.4	92.1	88.7
Trade conversion fees	3.4	3.5	5.6	7.5
Other	12.4	2.3	22.5	4.7
Total commission and clearing fees	164.3	136.2	313.6	265.9
Consulting, management, and account fees:
Underwriting fees	0.2	0.1	0.5	0.1
Asset management fees	14.4	12.3	29.2	23.7
Advisory and consulting fees	9.2	9.0	17.8	17.2
Sweep program fees	11.4	11.3	23.0	22.7
Client account fees	6.5	4.3	12.7	8.5
Other	2.6	3.2	8.9	6.5
Total consulting, management, and account fees	44.3	40.2	92.1	78.7
Sales of physical commodities:
Precious metals sales under ASC Topic 606	611.8	332.8	1,077.8	792.0
Total revenues from contracts with clients	$820.4	$509.2	$1,483.5	$1,136.6

Method of revenue recognition:
Point-in-time	$777.9	$469.7	$1,398.6	$1,059.4
Time elapsed	42.5	39.5	84.9	77.2
Total revenues from contracts with clients	820.4	509.2	1,483.5	1,136.6
Other sources of revenues
Physical precious metals under ASC Topic 815	34,233.2	20,067.0	59,755.6	37,229.5
Physical agricultural and energy products	1,147.6	922.1	2,210.3	2,121.3
Principal gains, net	300.5	281.8	609.4	575.6
Interest income	389.0	326.0	767.2	616.1
Total revenues	$36,890.7	$22,106.1	$64,826.0	$41,679.1

Total revenues by primary geographic region:
United States	$1,880.0	$1,407.7	$3,664.4	$3,011.2
Europe	840.2	560.2	1,546.0	1,218.6
South America	141.7	105.0	305.0	233.0
Middle East and Asia	34,024.2	20,025.1	59,314.9	37,200.7
Other	4.6	8.1	(4.3)	15.6
Total revenues	$36,890.7	$22,106.1	$64,826.0	$41,679.1

Operating revenues by primary geographic region:
United States	$728.6	$590.0	$1,364.0	$1,158.0
Europe	102.7	161.1	308.9	296.7
South America	53.8	25.2	85.0	66.4
Middle East and Asia	59.6	33.7	120.9	65.7
Other	11.3	8.2	21.5	15.6
Total operating revenues	$956.0	$818.2	$1,900.3	$1,602.4

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
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Dividend income on long equity positions	$37.3	$65.8	$72.9	$86.0
Dividend expense on short equity positions	35.2	64.7	71.6	83.5
Dividend income, net reported within Principal Gains, net	$2.1	$1.1	$1.3	$2.5
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Non-income taxes	$2.5	$2.8	$5.3	$5.3
Insurance	2.6	3.2	6.2	6.1
Employee related expenses	1.7	1.7	3.6	3.6
Other direct business expenses	3.9	3.5	7.9	7.9
Membership fees	1.0	1.0	1.9	1.9
Director and public company expenses	0.7	0.7	1.2	1.2
Office expenses	0.6	0.5	1.3	1.1
Other expenses	1.8	1.9	4.1	5.1
Total other expenses	$14.8	$15.3	$31.5	$32.2

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
The Organization for Economic Co-operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning October 1, 2024. Based on the Company's current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the six months ended March 31, 2025, and are not expected to have a material impact for fiscal 2025.
Current and Prior Period Tax Expense
Income tax expense of $25.4 million and $19.2 million for the three months ended March 31, 2025 and 2024, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 26% and 26% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended March 31, 2025 due to U.S. state and local taxes, Global Intangible Low-Taxed Income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2025. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of March 31, 2025
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$426.5	$252.2
StoneX Financial Ltd.	FCA	$563.0	$437.2
Gain Capital Group, LLC	CFTC and NFA	$56.2	$30.8
StoneX Financial Pte. Ltd.	MAS	$112.0	$24.3
StoneX Markets LLC	CFTC and NFA	$245.4	$134.2
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of March 31, 2025, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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

Octo Finances SA
On January 31, 2025, the Company executed a share purchase agreement to acquire all of the outstanding shares of Octo Finances SA (“Octo”), a fixed income broker based in Paris, France. Octo, which specializes in bond and convertible sales, debt capital markets, and credit research, expands the Company’s offering in fixed income and strengthen its capabilities in Europe. This transaction was effective on the closing date of January 31, 2025.
The purchase price consists of $7.5 million of cash consideration paid at closing, an additional $0.9 million paid within 45 days post closing, and a non-contingent earn-out valued at approximately $0.1 million split between the first two anniversaries of the closing date. The business activities of Octo have been assigned to the Company’s Institutional reportable segment. The acquisition generated $2.1 million of Goodwill and $1.9 million of intangible assets.

R.J. O’Brien
On April 14, 2025, the Company announced that it had entered into a definitive agreement with RTS Merger Sub Inc., RTS Investor Corp., and Westmoor Trail Partners LLC to acquire R.J. O’Brien (“RJO”), the oldest futures brokerage in the U.S., for an equity value of approximately $900 million. The purchase price will be paid in a combination of cash in the amount of $625 million and shares of the Company’s common stock valuing $275 million. The number of shares will be based on the numerical average of the volume-weighted average trading price for one share for the ten trading days ending on, and including, the last trading day prior to the closing date, subject to a minimum and maximum per share price, as disclosed in the purchase agreement. The Company will also assume up to $143 million of RJO debt. The acquisition is expected to significantly strengthen the Company’s position as a leading FCM and enhance its role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition is expected to expand the Company’s client float and add many introducing brokers to its network, while RJO’s clients benefit from the Company’s extensive range of markets, products, and services.
This transaction is expected to close in the third calendar quarter of 2025, subject to various approvals and customary closing conditions. In connection with the agreement, the Company has obtained commitments for up to $625 million in debt financing for the acquisition.

Benchmark
On March 11, 2025, the Company announced that it had signed an agreement to acquire The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. Headquartered in New York City and operating nationwide, Benchmark has been delivering exceptional client service, market access, and deep market and industry expertise for over 35 years. This acquisition will strengthen the Company’s offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking.
The Benchmark acquisition is expected to close in the third calendar quarter of 2025 for an expected purchase price of approximately $75 million.

Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has approximately 4,700 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Total revenues:
Commercial	$36,152.0	$21,479.1	$63,361.0	$40,457.1
Institutional	561.2	463.4	1,100.8	899.1
Self-Directed/Retail	124.7	111.3	263.1	213.0
Payments	50.3	49.3	108.4	109.9
Corporate	16.7	14.4	27.8	23.6
Eliminations	(14.2)	(11.4)	(35.1)	(23.6)
Total	$36,890.7	$22,106.1	$64,826.0	$41,679.1
Operating revenues:
Commercial	$248.6	$200.5	$480.9	$398.9
Institutional	561.2	463.4	1,100.8	899.1
Self-Directed/Retail	93.4	102.0	217.5	194.5
Payments	50.3	49.3	108.4	109.9
Corporate	16.7	14.4	27.8	23.6
Eliminations	(14.2)	(11.4)	(35.1)	(23.6)
Total	$956.0	$818.2	$1,900.3	$1,602.4
Net operating revenues (loss):
Commercial	$193.3	$164.2	$382.5	$327.6
Institutional	191.0	149.8	365.0	298.4
Self-Directed/Retail	64.0	74.3	158.6	141.3
Payments	47.6	46.8	103.0	105.0
Corporate	(8.6)	(12.8)	(29.7)	(28.4)
Total	$487.3	$422.3	$979.4	$843.9
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$139.9	$119.3	$285.6	$245.7
Institutional	128.5	102.5	246.3	202.7
Self-Directed/Retail	59.4	69.9	151.0	132.5
Payments	38.8	37.3	85.1	84.9
Total	$366.6	$329.0	$768.0	$665.8
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$96.7	$85.6	$198.9	$172.8
Institutional	86.5	61.3	164.6	126.5
Self-Directed/Retail	22.0	33.2	78.9	61.9
Payments	24.5	24.6	58.6	59.6
Total	$229.7	$204.7	$501.0	$420.8
Reconciliation of segment income to income before tax:
Segment income	$229.7	$204.7	$501.0	$420.8
Net operating loss within Corporate	(8.6)	(12.8)	(29.7)	(28.4)
Overhead costs and expenses	(124.0)	(119.6)	(257.3)	(224.4)
Income before tax	$97.1	$72.3	$214.0	$168.0

(in millions)	As of March 31, 2025	As of September 30, 2024
Total assets:
Commercial	$5,566.4	$5,387.0
Institutional	23,167.6	19,492.9
Self-Directed/Retail	994.2	1,024.1
Payments	503.3	438.8
Corporate	1,051.4	1,123.5
Total	$31,282.9	$27,466.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, including losses from our market-making and trading activities arising from counterparty failures, global trade policies and tariffs, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2024. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,700 employees as of March 31, 2025. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
We report three of our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. See Segment Information below for a listing of business activities performed within our reportable segments.
Unless noted otherwise, comparisons in the following discussions relate to the three months ended March 31, 2025 as compared to the prior fiscal year.
Common Stock Split
On March 21, 2025, we completed a three-for-two split of our common stock, effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on March 21, 2025, to stockholders of record at the close of business on March 11, 2025. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on March 12, 2025. All share and per share amounts contained herein have been retroactively adjusted for this stock split.
Executive Summary
We achieved strong growth and diversified results in the second quarter of fiscal 2025, with a 15% increase in net operating revenues, combined with modest growth in fixed expenses leading to margin expansion resulting in a 35% increase in net income. We experienced an increase in transaction volumes across all of our product offerings, as well as growth in average client equity and average money market/FDIC sweep client balances as compared to the prior year.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year quarter, we experienced:
•Rate per contract (“RPC”) on listed derivatives increased 2%.
•OTC derivatives RPC increased 4%, with improved performance in Brazil and European markets.
•Growth in securities rate per million (“RPM”), primarily due to heightened volatility in global equity markets.
•Lower FX/CFD RPM due to both reduced spread retention and product mix.

•Lower payments RPM due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances decreased modestly, as declines in short term interest rates were mostly offset by increases in both average client equity and money market/FDIC client balances.
Operating revenues increased $137.8 million, as we experienced growth across all but one of our operating segments, led by our Institutional segment which added $97.8 million, with our Commercial and Payments segments also increasing $48.1 million and $1.0 million, respectively. Operating revenues in our Self-Directed/Retail declined $8.6 million.
Overall segment income increased $25.0 million, led by our Commercial and Institutional segments which added $11.1 million and $25.2 million, respectively. Segment income in our Self-Directed/Retail segment declined $11.2 million, while our Payments segment income decreased $0.1 million.
On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 54% of total expenses in the three months ended March 31, 2025 as compared to 51% in the three months ended March 31, 2024. Non-variable expenses, excluding bad debts, increased $9.8 million, principally due to higher fixed compensation and benefits, depreciation and amortization, and non-trading technology and support, with these increases partially offset by lower professional fees and selling and marketing costs.
The prior year period includes gains of $6.9 million related to class action settlements, which are included in Other gains, in the three months ended March 31, 2024.
Net income increased $18.6 million to $71.7 million in the three months ended March 31, 2025. Diluted earnings per share was $1.41 for the three months ended March 31, 2025 compared to $1.09 in the three months ended March 31, 2024.
Agreement to Acquire R.J. O’Brien
On April 14, 2025, we announced that we entered into a definitive agreement with RTS Merger Sub Inc., RTS Investor Corp., and Westmoor Trail Partners LLC to acquire R.J. O’Brien (“RJO”), the oldest futures brokerage in the U.S., for an equity value of approximately $900 million. The purchase price will be paid in a combination of cash in the amount of $625 million and shares of the Company’s common stock valuing $275 million. The number of shares will be based on the numerical average of the volume-weighted average trading price for one share for the ten trading days ending on, and including, the last trading day prior to the closing date, subject to a minimum and maximum per share price, as disclosed in the purchase agreement. We will also assume up to $143 million of RJO debt. We believe the acquisition significantly strengthens our position as a leading FCM and enhances our role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition is expected to expand our client float and add many introducing brokers to our network, while RJO’s clients benefit from our extensive range of markets, products, and services.
This transaction is expected to close in the second half of calendar 2025, subject to various approvals and customary closing conditions. In connection with the agreement, the Company has obtained commitments for up to $625 million in debt financing for the acquisition.

Agreement to Acquire Benchmark
On March 11, 2025, we announced that we entered into an agreement to acquire The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. Headquartered in New York City and operating nationwide, Benchmark has been delivering exceptional client service, market access, and deep market and industry expertise for over 35 years. We believe this acquisition will strengthen our offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking.
The Benchmark acquisition is expected to close in the third calendar quarter of 2025 for a purchase price of approximately $75 million.

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
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$35,992.6	$21,321.9	69%	$63,043.7	$40,142.8	57%
Principal gains, net	300.5	281.8	7%	609.4	575.6	6%
Commission and clearing fees	164.3	136.2	21%	313.6	265.9	18%
Consulting, management, and account fees	44.3	40.2	10%	92.1	78.7	17%
Interest income	389.0	326.0	19%	767.2	616.1	25%
Total revenues	36,890.7	22,106.1	67%	64,826.0	41,679.1	56%
Cost of sales of physical commodities	35,934.7	21,287.9	69%	62,925.7	40,076.7	57%
Operating revenues	956.0	818.2	17%	1,900.3	1,602.4	19%
Transaction-based clearing expenses	91.8	78.5	17%	178.3	152.8	17%
Introducing broker commissions	45.5	42.0	8%	89.8	81.1	11%
Interest expense	316.6	259.2	22%	622.8	495.2	26%
Interest expense on corporate funding	14.8	16.2	(9)%	30.0	29.4	2%
Net operating revenues	487.3	422.3	15%	979.4	843.9	16%
Variable compensation and benefits	146.7	123.7	19%	280.0	245.6	14%
Fixed compensation and benefits	120.4	110.7	9%	239.6	206.9	16%
Bad debts (recoveries), net	0.1	(0.4)	n/m	1.9	(0.7)	n/m
Other expenses	123.0	122.9	—%	249.6	231.0	8%
Total compensation and other expenses	390.2	356.9	9%	771.1	682.8	13%
Other gains	—	6.9	(100)%	5.7	6.9	(17)%
Income before tax	97.1	72.3	34%	214.0	168.0	27%
Income tax expense	25.4	19.2	32%	57.2	45.8	25%
Net income	$71.7	$53.1	35%	$156.8	$122.2	28%

Return on average stockholders’ equity	15.7%	14.0%		17.5%	16.7%

Balance Sheet information:				March 31, 2025	March 31, 2024	% Change
Total assets				$31,282.9	$25,651.0	22%
Payables to lenders under loans				$340.9	$253.6	34%
Senior secured borrowings, net				$543.6	$885.9	(39)%
Stockholders’ equity				$1,882.0	$1,542.6	22%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$128.4	$111.7	15%	$240.2	$220.9	9%
Over-the-counter (“OTC”) derivatives	60.3	53.0	14%	96.9	97.5	(1)%
Securities	426.7	340.7	25%	828.5	656.9	26%
FX / Contracts For Difference (“CFD”) contracts	70.9	80.3	(12)%	169.5	154.9	9%
Payments	49.2	48.4	2%	106.0	107.8	(2)%
Physical contracts	72.6	45.9	58%	165.2	97.3	70%
Interest / fees earned on client balances	101.7	104.2	(2)%	209.3	202.6	3%
Other	43.7	31.0	41%	92.0	64.5	43%
Corporate	16.7	14.4	16%	27.8	23.6	18%
Eliminations	(14.2)	(11.4)	25%	(35.1)	(23.6)	49%
	$956.0	$818.2	17%	$1,900.3	$1,602.4	19%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	61,153	53,805	14%	114,333	104,563	9%
Listed derivatives, average rate per contract (1)	$2.02	$1.98	2%	$2.02	$2.01	—%
Average client equity - listed derivatives (millions)	$6,639	$6,064	9%	$6,630	$6,117	8%
OTC derivatives (contracts, 000’s)	897	810	11%	1,756	1,625	8%
OTC derivatives, average rate per contract	$68.35	$65.66	4%	$55.87	$60.28	(7)%
Securities average daily volume (“ADV”) (millions)	$8,915	$7,473	19%	$8,822	$6,838	29%
Securities rate per million (“RPM”) (2)	$279	$239	17%	$258	$265	(3)%
Average money market / FDIC sweep client balances (millions)	$1,283	$1,047	23%	$1,240	$1,054	18%
FX/CFD contracts ADV (millions)	$11,539	$10,453	10%	$11,613	$10,685	9%
FX/CFD contracts RPM	$97	$120	(19)%	$115	$114	1%
Payments ADV (millions)	$77	$64	20%	$81	$69	17%
Payments RPM	$10,526	$12,327	(15)%	$10,466	$12,453	(16)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating revenues increased $137.8 million, or 17%, to $956.0 million in the three months ended March 31, 2025 compared to $818.2 million in the three months ended March 31, 2024. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $16.7 million, with our Commercial segment up $16.4 million and our Institutional segment up $0.3 million.
Operating revenues derived from OTC derivatives increased $7.3 million, principally driven by 11% and 4% increases in OTC derivative volumes and average rate per contract, respectively. This improved performance was primarily driven by increased client activity in European and Brazilian markets.
Operating revenues derived from securities transactions increased $86.0 million, principally due to a 19% increase in ADV. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $32.2 million, principally due to the increase in ADV noted above as well as a 17% increase in the securities RPM primarily driven by heightened volatility in equity markets.

Operating revenues derived from FX/CFD contracts declined $9.4 million, as a result of a $9.7 million decrease in our Self-Directed/Retail segment, which was partially offset by a $0.3 million increase in Institutional segment FX contracts operating revenues.
Operating revenues from payments increased $0.8 million, principally driven by a 20% increase in payments ADV, which was partially offset by a 15% decline in payments RPM.
Operating revenues derived from physical contracts increased $26.7 million, as a result of a $15.6 million increase in precious metals operating revenues, as well as a $11.3 million increase in physical agricultural and energy operating revenues. Precious metals related operating revenues were unfavorably impacted by unrealized losses on derivative positions of $4.0 million and $9.1 million in the three months ended March 31, 2025 and 2024, respectively, related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, declined $2.5 million, principally as a result of a decline in short term interest rates, which was partially offset by increases in average client equity and average money-market/FDIC sweep client balances of 9% and 23%, respectively.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Operating revenues increased $297.9 million, or 19%, to $1,900.3 million in the six months ended March 31, 2025 compared to $1,602.4 million in the six months ended March 31, 2024.
Operating revenues from listed derivatives increased $19.3 million, with our Commercial and Institutional segments up $19.2 million and $0.1 million, respectively.
Operating revenues in OTC derivatives declined $0.6 million, principally driven by a 7% decline in the average rate per contract, which was partially offset by an 8% increase in OTC contract volumes.
Operating revenue from securities transactions increased $171.6 million, principally due to a 29% increase in securities ADV. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $38.1 million, principally driven by the increase in ADV noted above, which more than offset the 3% decline in RPM.
Operating revenues from FX/CFD contracts increased $14.6 million, with increases of $12.7 million and $1.9 million in our Self-Directed/Retail and Institutional segments, respectively.
Operating revenues from payments declined by $1.8 million, principally driven by a 16% decline in RPM traded, which was partially offset by a 17% increase in the ADV.
Operating revenues from physical contracts increased $67.9 million, driven by increases of $34.6 million and $33.2 million in our physical agricultural and energy and precious metals businesses, respectively. Precious metals related operating revenues were favorably impacted by realized gains of $0.7 million in the six months ended March 31, 2025, on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Precious metals related operating revenues were unfavorably impacted during the six months ended March 31, 2024, by unrealized losses on derivative positions of $10.8 million, related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $6.7 million, principally as a result of increases of average client equity and average money-market/FDIC sweep client balances of 8% and 18%, respectively.

Interest and Transactional Expenses
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Transaction-based clearing expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$91.8	$78.5	$13.3	17%
Percentage of operating revenues	10%	10%
Expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, along with an increase in ADR conversion fees. Additionally, expenses were higher in our Exchange-Traded Futures & Options and Financial Ag and Energy businesses, principally related to the increase in contracts traded, and within our Correspondent Clearing business.
Introducing broker commissions

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Introducing broker commissions	$45.5	$42.0	$3.5	8%
Percentage of operating revenues	5%	5%
Expenses were higher in our Financial Ag and Energy and LME businesses, principally due to increased volume and client mix traded. as well as in our Independent Wealth Management business, principally due to increased revenues, and higher payouts within our Self-Directed/Retail Forex business. These increases were partially offset by lower introducing broker commissions in our Exchange-Traded Futures & Options and Physical Ag and Energy businesses.
Interest expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$232.6	$198.0	$34.6	17%
Securities borrowing	21.4	14.0	7.4	53%
Client balances on deposit	31.1	31.4	(0.3)	(1)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	31.5	15.8	15.7	99%
	316.6	259.2	57.4	22%
Corporate funding	14.8	16.2	(1.4)	(9)%
Total interest expense	$331.4	$275.4	$56.0	20%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The increase in other direct interest expense attributable to operating segments principally resulted from an increase in the activities of our physical precious metals and commodities businesses.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Transaction-based clearing expenses

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$178.3	$152.8	$25.5	17%
Percentage of operating revenues	9%	10%
Expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, along with an increase in ADR conversion fees. Additionally, expenses were higher in our Exchange-Traded Futures & Options, Financial Ag and Energy, and LME businesses, principally related to the increase in contracts traded, and within our Correspondent Clearing business.

Introducing broker commissions

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Introducing broker commissions	$89.8	$81.1	$8.7	11%
Percentage of operating revenues	5%	5%
Expenses were higher in the Independent Wealth Management business, principally driven by increased revenues, and higher in the Financial Ag and Energy business, principally due to increased volume and mix of clients. These increases were partially offset by lower introducing broker commissions in our Exchange-Traded Futures & Options and Physical Ag and Energy businesses.
Interest expense

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$456.2	$370.1	$86.1	23%
Securities borrowing	43.4	28.6	14.8	52%
Client balances on deposit	64.9	67.7	(2.8)	(4)%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	58.3	28.8	29.5	102%
	622.8	495.2	127.6	26%
Corporate funding	30.0	29.4	0.6	2%
Total interest expense	$652.8	$524.6	$128.2	24%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The increase in other direct interest expense attributable to operating segments principally resulted from an increase in our physical precious metals business activities and our equity securities trading activities.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Net Operating Revenues (in millions):
Listed derivatives	$60.3	$48.2	25%	$110.2	$98.6	12%
OTC derivatives	60.2	53.0	14%	96.8	97.4	(1)%
Securities	120.8	88.6	36%	222.6	184.5	21%
FX/CFD contracts	62.5	71.8	(13)%	152.8	138.0	11%
Payments	46.5	45.9	1%	100.7	102.9	(2)%
Physical contracts	48.6	36.8	32%	125.7	78.8	60%
Interest, net / fees earned on client balances	74.5	74.0	1%	151.9	137.0	11%
Other	22.5	16.8	34%	48.4	35.1	38%
Corporate	(8.6)	(12.8)	(33)%	(29.7)	(28.4)	5%
	$487.3	$422.3	15%	$979.4	$843.9	16%

Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$146.7	$123.7	19%	$280.0	$245.6	14%
Fixed compensation and benefits	120.4	110.7	9%	239.6	206.9	16%
	267.1	234.4	14%	519.6	452.5	15%
Other expenses:
Trading systems and market information	19.5	19.4	1%	39.5	38.1	4%
Professional fees	16.5	19.3	(15)%	35.5	35.0	1%
Non-trading technology and support	20.9	18.0	16%	40.6	34.9	16%
Occupancy and equipment rental	13.1	13.6	(4)%	26.1	21.3	23%
Selling and marketing	13.4	15.6	(14)%	25.4	27.3	(7)%
Travel and business development	7.1	7.1	—%	15.5	14.2	9%
Communications	2.1	2.3	(9)%	4.2	4.5	(7)%
Depreciation and amortization	15.6	12.3	27%	31.3	23.5	33%
Bad debts, net of recoveries	0.1	(0.4)	n/m	1.9	(0.7)	n/m
Other	14.8	15.3	(3)%	31.5	32.2	(2)%
	123.1	122.5	—%	251.5	230.3	9%
Total compensation and other expenses	$390.2	$356.9	9%	$771.1	$682.8	13%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Compensation and Other Expenses: Compensation and other expenses increased $33.3 million, or 9%, to $390.2 million in the three months ended March 31, 2025 compared to $356.9 million in the three months ended March 31, 2024.
Compensation and Benefits:

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$128.5	$105.0	$23.5	22%
Administrative, executive, and centralized and local operations	18.2	18.7	(0.5)	(3)%
Total variable compensation and benefits	146.7	123.7	23.0	19%
Variable compensation and benefits as a percentage of net operating revenues	30%	29%

Fixed compensation and benefits:
Non-variable salaries	81.2	74.6	6.6	9%
Employee benefits and other compensation	26.5	25.6	0.9	4%
Share-based compensation	10.7	9.4	1.3	14%
Severance	2.0	1.1	0.9	82%
Total fixed compensation and benefits	120.4	110.7	9.7	9%
Total compensation and benefits	267.1	234.4	32.7	14%
Total compensation and benefits as a percentage of operating revenues	28%	29%
Number of employees, end of period	4,709	4,324	385	9%
Non-variable salaries increased within the Commercial segment, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the increase in the value of previously granted restricted stock awards related to employee-elected and statutorily-required deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date.
Other Expenses: Other non-compensation expenses increased $0.6 million, or 0%, to $123.1 million in the three months ended March 31, 2025 compared to $122.5 million in the three months ended March 31, 2024.
Professional fees decreased $2.8 million, principally due to non-recurring insurance related recoveries on legal fees related to matters in which we are defendants.

Depreciation and amortization increased $3.3 million, principally due to incremental depreciation expense from internally developed software placed into service, partially offset by lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2024.
Other Gains: The results of the three months ended March 31, 2024 included a nonrecurring gain related to proceeds of $6.9 million resulting from settlement of the Commodity Exchange Gold Futures and Options Trading matter, reported within our Commercial segment.
Provision for Taxes: The effective income tax rate was 26% and 26% in the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Compensation and Other Expenses: Compensation and other expenses increased $88.3 million, or 13%, to $771.1 million in the six months ended March 31, 2025 compared to $682.8 million in the six months ended March 31, 2024.
Compensation and Benefits:

	Six Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$239.2	$204.3	$34.9	17%
Administrative, executive, and centralized and local operations	40.8	41.3	(0.5)	(1)%
Total variable compensation and benefits	280.0	245.6	34.4	14%
Variable compensation and benefits as a percentage of net operating revenues	29%	29%

Fixed compensation and benefits:
Non-variable salaries	160.6	146.6	14.0	10%
Employee benefits and other compensation	49.8	40.9	8.9	22%
Share-based compensation	22.0	17.0	5.0	29%
Severance	7.2	2.4	4.8	200%
Total fixed compensation and benefits	239.6	206.9	32.7	16%
Total compensation and benefits	$519.6	$452.5	$67.1	15%
Total compensation and benefits as a percentage of operating revenues	27%	28%
Number of employees, end of period	4,709	4,324	385	9%
Non-variable salaries increased within the Commercial segment, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and healthcare benefits principally related to the increase in headcount, as well as a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The six months ended March 31, 2025 also included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during the first quarter of 2024, as well as from increased restricted stock amortization related to employee-elected and statutorily-required deferred incentive, which results in cash exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The six months ended March 31, 2025 also included $1.1 million in accelerated share-based compensation due to the departure of the executive officer.
During the six months ended March 31, 2025, severance costs were $7.2 million, relating to the departure of several employees, including the executive officer mentioned above.
Other Expenses: Other non-compensation expenses increased $21.2 million, or 9%, to $251.5 million in the six months ended March 31, 2025 compared to $230.3 million in the six months ended March 31, 2024.
Professional fees increased $0.5 million, principally due to higher consulting fees, principally related to implementation projects in our Payments business and our overhead compliance department, partially offset by lower expense in our Self-Directed/Retail Forex business. Partially offsetting the increase in consulting fees, we had lower legal costs principally due to non-recurring insurance related recoveries on legal fees related to matters in which we are defendants.

Occupancy and equipment rental costs increased $4.8 million, principally due to the six months ended March 31, 2024 including a partial refund of property rates covering prior years in London. The increase is also due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth, as well as higher costs in India and the U.S.
Depreciation and amortization increased $7.8 million, principally due to incremental depreciation expense from internally developed software placed into service, partially offset by lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2024.
During the six months ended March 31, 2025, we recorded bad debts, net of recoveries of $1.9 million, principally related to bad debt expense of $0.6 million of client receivables in the Physical Ag & Energy business of our Commercial segment, and client trading deficits in our Self-Directed/Retail segment and Financial Ag & Energy business of our Commercial segment of $1.1 million and $0.6 million, respectively, which were partially offset by recoveries of $0.2 million within both the LME business of our Commercial segment and our Institutional segment. During the six months ended March 31, 2024, we recorded net recoveries of bad debts of $0.7 million, principally related to recoveries within our Institutional segment of $1.8 million, which were partially offset by bad debt expense of $1.0 million of client receivables in the Payments segment and $0.1 million within the Self-Directed/Retail segment.
Other Gains: The results of the six months ended March 31, 2025 include nonrecurring gains of $5.7 million, resulting from proceeds received from class action settlements, reported within the Self-Directed/Retail and Institutional segments. The results of the six months ended March 31, 2024 included nonrecurring gains of $6.9 million resulting from proceeds received from class action settlements, reported within the Commercial segment.
Provision for Taxes: Our effective income tax rate was 27% and 27% for six months ended March 31, 2025 and 2024, respectively. The effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, GILTI, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Variable compensation and benefits	$146.7	28%	$123.7	26%	$280.0	27%	$245.6	27%
Transaction-based clearing expenses	91.8	17%	78.5	16%	178.3	17%	152.8	16%
Introducing broker commissions	45.5	9%	42.0	9%	89.8	9%	81.1	9%
Total variable expenses	284.0	54%	244.2	51%	548.1	53%	479.5	52%
Fixed compensation and benefits	120.4	23%	110.7	23%	239.6	23%	206.9	23%
Other fixed expenses	123.0	23%	122.9	26%	249.6	24%	231.0	25%
Bad debts (recoveries), net	0.1	—%	(0.4)	—%	1.9	—%	(0.7)	—%
Total non-variable expenses	243.5	46%	233.2	49%	491.1	47%	437.2	48%
Total non-interest expenses	$527.5	100%	$477.4	100%	$1,039.2	100%	$916.7	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 4,700 employees allowing us to serve clients in more than 180 countries.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2025	% of Operating Revenues	2024	% of Operating Revenues	2025	% of Operating Revenues	2024	% of Operating Revenues
Revenues:
Sales of physical commodities	$35,992.6		$21,321.9		$63,043.7		$40,142.8
Principal gains, net	295.4		279.6		605.1		573.0
Commission and clearing fees	165.0		136.9		314.7		267.2
Consulting, management, and account fees	43.6		39.5		91.0		77.6
Interest income	391.6		325.2		778.8		618.5
Total revenues	36,888.2		22,103.1		64,833.3		41,679.1
Cost of sales of physical commodities	35,934.7		21,287.9		62,925.7		40,076.7
Operating revenues	953.5	100%	815.2	100%	1,907.6	100%	1,602.4	100%
Transaction-based clearing expenses	91.1	10%	78.1	10%	176.9	9%	152.1	9%
Introducing broker commissions	45.5	5%	42.0	5%	89.8	5%	81.1	5%
Interest expense	321.0	34%	260.0	32%	631.8	33%	496.9	31%
Net operating revenues	495.9		435.1		1,009.1		872.3
Variable direct compensation and benefits	129.3	14%	106.1	13%	241.1	13%	206.5	13%
Net contribution	366.6		329.0		768.0		665.8
Fixed compensation and benefits	57.8		55.5		109.4		105.0
Other fixed expenses	79.0		76.1		161.4		147.6
Bad debts (recoveries), net	0.1		(0.4)		1.9		(0.7)
Total non-variable direct expenses	136.9	14%	131.2	16%	272.7	14%	251.9	16%
Other gains	—		6.9		5.7		6.9
Segment income	229.7		204.7		501.0		420.8
Allocation of overhead costs	43.4		39.4		86.1		77.6
Segment income, less allocation of overhead costs	$186.3		$165.3		$414.9		$343.2

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$35,955.5	$21,310.0	69%	$62,989.2	$40,119.5	57%
Principal gains, net	89.6	73.7	22%	156.8	150.8	4%
Commission and clearing fees	54.3	47.0	16%	103.0	91.3	13%
Consulting, management and account fees	6.6	7.1	(7)%	13.1	12.9	2%
Interest income	46.0	41.3	11%	98.9	82.6	20%
Total revenues	36,152.0	21,479.1	68%	63,361.0	40,457.1	57%
Cost of sales of physical commodities	35,903.4	21,278.6	69%	62,880.1	40,058.2	57%
Operating revenues	248.6	200.5	24%	480.9	398.9	21%
Transaction-based clearing expenses	19.1	16.9	13%	36.7	32.7	12%
Introducing broker commissions	13.1	10.9	20%	24.4	21.3	15%
Interest expense	23.1	8.5	172%	37.3	17.3	116%
Net operating revenues	193.3	164.2	18%	382.5	327.6	17%
Variable direct compensation and benefits	53.4	44.9	19%	96.9	81.9	18%
Net contribution	139.9	119.3	17%	285.6	245.7	16%
Fixed compensation and benefits	19.7	16.5	19%	36.7	32.0	15%
Other fixed expenses	23.8	24.0	(1)%	49.1	47.8	3%
Bad debts (recoveries), net	(0.3)	0.1	n/m	0.9	—	n/m
Non-variable direct expenses	43.2	40.6	6%	86.7	79.8	9%
Other gains	—	6.9	(100)%	—	6.9	(100)%
Segment income	96.7	85.6	13%	198.9	172.8	15%
Allocation of overhead costs	9.9	8.9	11%	19.6	17.7	11%
Segment income, less allocation of overhead costs	$86.8	$76.7	13%	$179.3	$155.1	16%

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$75.5	$59.1	28%	$137.7	$118.5	16%
OTC derivatives	60.3	53.0	14%	96.9	97.5	(1)%
Physical contracts	71.4	43.9	63%	161.5	94.5	71%
Interest / fees earned on client balances	34.7	38.1	(9)%	71.3	75.3	(5)%
Other	6.7	6.4	5%	13.5	13.1	3%
	$248.6	$200.5	24%	$480.9	$398.9	21%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	11,434	9,635	19%	22,042	19,157	15%
Listed derivatives, average rate per contract (1)	$6.35	$5.91	7%	$6.02	$5.94	1%
Average client equity - listed derivatives (millions)	$1,737	$1,684	3%	$1,732	$1,692	2%
OTC derivatives (contracts, 000’s)	897	810	11%	1,756	1,625	8%
OTC derivatives, average rate per contract	$68.35	$65.66	4%	$55.87	$60.28	(7)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating revenues increased $48.1 million, or 24%, to $248.6 million in the three months ended March 31, 2025 compared to $200.5 million in the three months ended March 31, 2024. Net operating revenues increased $29.1 million, or 18%, to $193.3 million in the three months ended March 31, 2025 compared to $164.2 million in the three months ended March 31, 2024.
Operating revenues derived from listed derivatives increased $16.4 million, principally driven by 19% and 7% increases in listed derivatives contract volumes and average rate per contract, respectively. This improved performance was primarily driven by increased client activity in agricultural, energy and base metals markets, with the increase in average rate per contract driven by a widening of spreads in LME base metals markets.

Operating revenues derived from OTC derivatives increased $7.3 million, principally driven by 11% and 4% increases in OTC derivative volumes and average rate per contract, respectively. This improved performance was primarily driven by increased client activity in European and Brazilian markets.
Operating revenues derived from physical contracts increased $27.5 million, as a result of a $16.4 million increase in precious metals operating revenues, as well as an $11.3 million increase in physical agricultural and energy operating revenues. Precious metals related operating revenues were unfavorably impacted by unrealized losses on derivative positions of $3.5 million and $8.5 million in the three months ended March 31, 2025 and 2024, respectively, related to physical inventories held at the lower of cost or net realizable value. These effects, were partially offset by increased client activity related to market volatility driven by concerns surrounding potential tariffs to be imposed by the U.S. government on imported precious metals. The growth in physical agricultural and energy operating revenues were primarily driven by heightened client activity in global cocoa markets.
Interest and fee income earned on client balances declined $3.4 million, with a 3% increase in average client equity more than offset by a decline in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 34% and 36% for the three months ended March 31, 2025 and 2024, respectively.
Segment income increased $11.1 million, principally due to the growth in operating revenues, which was partially offset by a $14.6 million increase in interest expense, primarily related to our precious metals activities, as well as a $2.6 million increase in non-variable direct expenses. The increase in non-variable direct expenses was principally driven by a $3.2 million increase in fixed compensation and benefits. Segment income for the three months ended March 31, 2024 include a nonrecurring gain of $6.9 million related to proceeds from a settlement in the Commodity Exchange Gold Futures and Options Trading matter.
For the three months ended March 31, 2025, we have calculated an allocation for overhead costs of $9.9 million for the Commercial segment as compared to a $8.9 million allocation in the three months ended March 31, 2024.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Operating revenues increased $82.0 million, or 21%, to $480.9 million in the six months ended March 31, 2025 compared to $398.9 million in the six months ended March 31, 2024. Net operating revenues increased $54.9 million, or 17%, to $382.5 million in the six months ended March 31, 2025 compared to $327.6 million in the six months ended March 31, 2024.
Operating revenues derived from listed derivatives increased $19.2 million, principally driven by 15% and 1% increases in listed derivative contract volumes and average rate per contract, respectively. This improved performance was primarily by increased client activity in agricultural, energy and base metals markets, with the increase in average rate per contract driven by a widening of spreads in LME base metals markets.
Operating revenues derived from OTC transactions declined $0.6 million, principally driven by a 7% decline in the average rate per contract, which more than offset a 8% increase in OTC derivative contract volumes.
Operating revenues derived from physical transactions increased $67.0 million, principally driven by $34.6 million and $32.5 million increases in operating revenues in our physical agricultural and energy and precious metals businesses, respectively. Precious metals related operating revenues were unfavorably impacted by unrealized losses on derivative positions of $0.7 million and $10.0 million in the six months ended March 31, 2025 and 2024, respectively, related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances declined $4.0 million, with a 2% increase in average client equity more than offset by a decline in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 33% in the six months ended March 31, 2025 compared to 34% in the six months ended March 31, 2024.
Segment income increased $26.1 million, principally due to the growth in operating revenues, which was partially offset by a $20.0 million increase in interest expense, primarily related to our precious metals activities, as well as a $6.9 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily due to a $4.7 million increase in fixed compensation and benefits, a $1.2 million increase in trade systems and market information, a $0.9 million increase in depreciation and amortization and a $0.9 million increase in bad debts, net of recoveries. Segment income for the six months ended March 31, 2024 include a nonrecurring gain of $6.9 million related to proceeds from a settlement in the Commodity Exchange Gold Futures and Options Trading matter.
For the six months ended March 31, 2025, we have calculated an allocation for overhead costs of $19.6 million for the Commercial segment as compared to a $17.7 million allocation in the six months ended March 31, 2024.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	107.9	97.6	11%	216.5	200.8	8%
Commission and clearing fees	95.4	74.8	28%	181.1	148.1	22%
Consulting, management and account fees	20.5	17.7	16%	40.8	35.0	17%
Interest income	337.4	273.3	23%	662.4	515.2	29%
Total revenues	561.2	463.4	21%	1,100.8	899.1	22%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	561.2	463.4	21%	1,100.8	899.1	22%
Transaction-based clearing expenses	67.1	56.0	20%	130.1	108.9	19%
Introducing broker commissions	7.2	8.0	(10)%	15.3	15.7	(3)%
Interest expense	295.9	249.6	19%	590.4	476.1	24%
Net operating revenues	191.0	149.8	28%	365.0	298.4	22%
Variable direct compensation and benefits	62.5	47.3	32%	118.7	95.7	24%
Net contribution	128.5	102.5	25%	246.3	202.7	22%
Fixed compensation and benefits	21.8	20.4	7%	40.4	36.8	10%
Other fixed expenses	20.3	22.2	(9)%	42.7	41.2	4%
Bad debts (recoveries), net	(0.1)	(1.4)	(93)%	(0.1)	(1.8)	(94)%
Non-variable direct expenses	42.0	41.2	2%	83.0	76.2	9%
Other gain	—	—	—%	1.3	—	n/m
Segment income	86.5	61.3	41%	164.6	126.5	30%
Allocation of overhead costs	15.1	13.3	14%	29.9	26.1	15%
Segment income, less allocation of overhead costs	$71.4	$48.0	49%	$134.7	$100.4	34%

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$52.9	$52.6	1%	$102.5	$102.4	—%
Securities	398.8	314.9	27%	772.3	608.5	27%
FX contracts	7.9	7.6	4%	17.5	15.6	12%
Interest / fees earned on client balances	66.4	65.4	2%	136.7	125.9	9%
Other	35.2	22.9	54%	71.8	46.7	54%
	$561.2	$463.4	21%	$1,100.8	$899.1	22%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	49,719	44,170	13%	92,291	85,406	8%
Listed derivatives, average rate per contract (1)	$1.02	$1.12	(9)%	$1.07	$1.12	(4)%
Average client equity - listed derivatives (millions)	$4,902	$4,380	12%	$4,898	$4,425	11%
Securities ADV (millions)	$8,915	$7,473	19%	$8,822	$6,838	29%
Securities RPM (2)	$279	$239	17%	$258	$265	(3)%
Average money market / FDIC sweep client balances (millions)	$1,283	$1,047	23%	$1,240	$1,054	18%
FX contracts ADV ( millions)	$2,948	$4,065	(27)%	$3,524	$4,017	(12)%
FX contracts RPM	$41	$30	37%	$38	$32	19%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating revenues increased $97.8 million, or 21%, to $561.2 million in the three months ended March 31, 2025 compared to $463.4 million in the three months ended March 31, 2024. Net operating revenues increased $41.2 million, or 28%, to $191.0 million in the three months ended March 31, 2025 compared to $149.8 million in the three months ended March 31, 2024.
Operating revenues derived from listed derivatives were relatively flat with the prior year quarter.
Operating revenues derived from securities transactions increased $83.9 million, principally driven by 19% and 17% increases in the ADV of securities traded and securities RPM, respectively, primarily as a result of increased client activity and a widening of spreads in equity markets, driven by post U.S. election volatility.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $1.0 million, principally driven by 12% and 23% increases in average client equity and average money market / FDIC sweep client balances, respectively, which was partially offset by a decline in short term interest rates.
Primarily as a result of the increase in securities ADV, interest expense increased $46.3 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $34.6 million, to $232.6 million and interest expense directly attributable to securities lending activities increasing $7.4 million, to $21.4 million. Partially offsetting these increases, interest paid to clients decreased $2.5 million to $24.4 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 24% in both the three months ended March 31, 2025 and 2024.
Segment income increased $25.2 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $15.2 million increase in variable direct compensation and benefits as well as a $0.8 million increase in non-variable direct expenses.
For the three months ended March 31, 2025, we have calculated an allocation for overhead costs of $15.1 million for the Institutional segment as compared to a $13.3 million allocation in the three months ended March 31, 2024.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Operating revenues increased $201.7 million, or 22%, to $1,100.8 million in the six months ended March 31, 2025 compared to $899.1 million in the six months ended March 31, 2024. Net operating revenues increased $66.6 million, or 22%, to $365.0 million in the six months ended March 31, 2025 compared to $298.4 million in the six months ended March 31, 2024.
Operating revenues derived from listed derivatives were relatively flat with the prior year.
Operating revenues derived from securities transactions increased $163.8 million, principally driven by a 29% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets. The securities RPM decreased 3%, principally due to a tightening of spreads and a change in product mix.
Operating revenues derived from FX contracts increased $1.9 million, principally driven by a 19% increase in the average rate per contract, which was partially offset by a 12% decline in the ADV of FX contracts traded.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $10.8 million, principally driven by increases of 11% and 18% in average client equity and average MM/FDIC sweep client balances, respectively.
As a result of the increase in short-term interest rates and the increase in the ADV, interest expense increased $114.3 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $86.1 million, to $456.2 million and interest expense directly attributable to securities lending activities increasing $14.8 million to $43.4 million. Partially offsetting these increases, interest paid to clients decreased $7.6 million to $51.3 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 24% in the six months ended March 31, 2025 compared to 25% in the six months ended March 31, 2024.
Segment income increased $38.1 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $6.8 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to a $3.6 million increase in fixed compensation and benefits, a $1.0 million increase in trade systems and market information, a $1.7 million unfavorable variance in bad debts, net of recoveries, a $0.5 million increase in travel and business development and a $0.4 million increase in non-trading technology and support. These increases were partially offset by a $2.5 million decrease in professional fees. Segment income in the six months ended March 31, 2025 was favorably impacted by a nonrecurring gain related to proceeds received of $1.3 million resulting from a foreign exchange class action settlement.
For the six months ended March 31, 2025, we have calculated an allocation for overhead costs of $29.9 million for the Institutional segment as compared to a $26.1 million allocation in the six months ended March 31, 2024.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$37.1	$11.9	212%	$54.5	$23.3	134%
Principal gains, net	50.2	61.8	(19)%	129.7	117.4	10%
Commission and clearing fees	13.7	13.7	—%	27.2	24.9	9%
Consulting, management and account fees	16.0	13.9	15%	35.3	28.0	26%
Interest income	7.7	10.0	(23)%	16.4	19.4	(15)%
Total revenues	124.7	111.3	12%	263.1	213.0	24%
Cost of sales of physical commodities	31.3	9.3	237%	45.6	18.5	146%
Operating revenues	93.4	102.0	(8)%	217.5	194.5	12%
Transaction-based clearing expenses	3.2	3.5	(9)%	6.6	7.0	(6)%
Introducing broker commissions	24.2	22.4	8%	48.2	42.8	13%
Interest expense	2.0	1.8	11%	4.1	3.4	21%
Net operating revenues	64.0	74.3	(14)%	158.6	141.3	12%
Variable direct compensation and benefits	4.6	4.4	5%	7.6	8.8	(14)%
Net contribution	59.4	69.9	(15)%	151.0	132.5	14%
Fixed compensation and benefits	8.9	11.3	(21)%	18.3	21.6	(15)%
Other fixed expenses	27.9	25.4	10%	57.1	48.9	17%
Bad debts, net of recoveries	0.6	—	n/m	1.1	0.1	n/m
Non-variable direct expenses	37.4	36.7	2%	76.5	70.6	8%
Other gain	—	—	—%	4.4	—	n/m
Segment income	22.0	33.2	(34)%	78.9	61.9	27%
Allocation of overhead costs	12.7	12.0	6%	25.3	23.5	8%
Segment income, less allocation of overhead costs	$9.3	$21.2	(56)%	$53.6	$38.4	40%

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Securities	$27.9	$25.8	8%	$56.2	$48.4	16%
FX/CFD contracts	63.0	72.7	(13)%	152.0	139.3	9%
Physical contracts	1.2	2.0	(40)%	3.7	2.8	32%
Interest / fees earned on client balances	0.6	0.7	(14)%	1.3	1.4	(7)%
Other	0.7	0.8	(13)%	4.3	2.6	65%
	$93.4	$102.0	(8)%	$217.5	$194.5	12%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$8,591	$6,388	34%	$8,089	$6,668	21%
FX/CFD contracts RPM	$116	$177	(34)%	$149	$164	(9)%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating revenues decreased $8.6 million, or 8%, to $93.4 million in the three months ended March 31, 2025 compared to $102.0 million in the three months ended March 31, 2024. Net operating revenues decreased $10.3 million, or 14%, to $64.0 million in the three months ended March 31, 2025 compared to $74.3 million in the three months ended March 31, 2024.
Operating revenues derived from FX/CFD contracts declined $9.7 million, principally due to a 34% decrease in RPM, which more than offset a 34% increase in ADV.

Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $2.1 million.
Operating revenues derived from physical contracts decreased $0.8 million, as revenues were unfavorably impacted by unrealized losses on derivative positions of $0.5 million related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances were relatively flat with the prior year.
Variable expenses, excluding interest, as a percentage of operating revenues were 34% in the three months ended March 31, 2025 compared to 30% in the three months ended March 31, 2024, principally due to the decline in operating revenues derived from FX/CFD contracts which typically incur a lower relative percentage of variable expenses than do our other business lines.
Segment income decreased $11.2 million, principally due to the decline in net operating revenues noted above, as well as a $0.7 million increase in non-variable expenses. The increase in non-variable direct expenses was primarily a result of a $1.6 million increase in depreciation and amortization, a $0.3 million increase in professional fees, a $0.2 million increase in selling and marketing and a $0.6 million increase in bad debt, net of recoveries. These increases were partially offset by a $2.4 million decline in fixed compensation and benefits.
For the three months ended March 31, 2025, we have calculated an allocation for overhead costs of $12.7 million for the Self-Directed/Retail segment as compared to a $12.0 million allocation in the three months ended March 31, 2024.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Operating revenues increased $23.0 million, or 12%, to $217.5 million in the six months ended March 31, 2025 compared to $194.5 million in the six months ended March 31, 2024. Net operating revenues increased $17.3 million, or 12%, to $158.6 million in the six months ended March 31, 2025 compared to $141.3 million in the six months ended March 31, 2024.
Operating revenues derived from FX/CFD contracts increased $12.7 million, principally due to a 21% increase in FX/CFD contracts ADV, which was partially offset by a 9% decline in FX/CFD contracts RPM.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $7.8 million. Operating revenues derived from physical contracts increased $0.9 million, as revenues were favorably impacted by realized gains of $1.4 million in the six months ended March 31, 2025 on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues derived from physical contracts were unfavorably impacted by unrealized losses on derivative positions of $0.8 million in the six months ended March 31, 2024 related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances were relatively flat with the prior year.
Variable expenses, excluding interest, as a percentage of operating revenues were 29% in the six months ended March 31, 2025 compared to 30% in the six months ended March 31, 2024.
Segment income increased $17.0 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $5.9 million increase in non-variable direct expenses. The increase in non-variable direct expenses was partially driven by a $4.4 million increase in depreciation and amortization, a $1.0 million increase in bad debts, net of recoveries, a $0.7 million increase in professional fees, a $0.5 million increase in selling and marketing. These increases were partially offset by a $3.3 million decline in fixed compensation and benefits. Segment income in the six months ended March 31, 2025 was favorably impacted by a nonrecurring gain related to proceeds received of $4.4 million resulting from an foreign exchange class action settlement.
For the six months ended March 31, 2025, we have calculated an allocation for overhead costs of $25.3 million for the Self-Directed/Retail segment as compared to a $23.5 million allocation in the six months ended March 31, 2024.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	47.7	46.5	3%	102.1	104.0	(2)%
Commission and clearing fees	1.6	1.4	14%	3.4	2.9	17%
Consulting, management, account fees	0.5	0.8	(38)%	1.8	1.7	6%
Interest income	0.5	0.6	(17)%	1.1	1.3	(15)%
Total revenues	50.3	49.3	2%	108.4	109.9	(1)%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	50.3	49.3	2%	108.4	109.9	(1)%
Transaction-based clearing expenses	1.7	1.7	—%	3.5	3.5	—%
Introducing broker commissions	1.0	0.7	43%	1.9	1.3	46%
Interest expense	—	0.1	(100)%	—	0.1	(100)%
Net operating revenues	47.6	46.8	2%	103.0	105.0	(2)%
Variable compensation and benefits	8.8	9.5	(7)%	17.9	20.1	(11)%
Net contribution	38.8	37.3	4%	85.1	84.9	—%
Fixed compensation and benefits	7.4	7.3	1%	14.0	14.6	(4)%
Other fixed expenses	7.0	4.5	56%	12.5	9.7	29%
Bad debts, net of recoveries	(0.1)	0.9	n/m	—	1.0	(100)%
Total non-variable direct expenses	14.3	12.7	13%	26.5	25.3	5%
Segment income	24.5	24.6	—%	58.6	59.6	(2)%
Allocation of overhead costs	5.7	5.2	10%	11.3	10.3	10%
Segment income, less allocation of overhead costs	$18.8	$19.4	(3)%	$47.3	$49.3	(4)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Payments	$49.2	$48.4	2%	$106.0	$107.8	(2)%
Other	1.1	0.9	22%	2.4	2.1	14%
	$50.3	$49.3	2%	$108.4	$109.9	(1)%

Volumes and Other Select Data:
Payments ADV (millions)	$77	$64	20%	$81	$69	17%
Payments RPM	$10,526	$12,327	(15)%	$10,466	$12,453	(16)%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating revenues increased $1.0 million, or 2%, to $50.3 million in the three months ended March 31, 2025 compared to $49.3 million in the three months ended March 31, 2024. Net operating revenues increased $0.8 million, or 2%, to $47.6 million in the three months ended March 31, 2025 compared to $46.8 million in the three months ended March 31, 2024.
The increase in operating revenues was principally due to a 20% increase in ADV, which was partially offset by a 15% decline in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the three months ended March 31, 2025 compared to 24% in the three months ended March 31, 2024, principally driven by a decline in variable compensation and benefits.
Segment income decreased $0.1 million, as the increase in operating revenues noted above, was more than offset by a $1.6 million increase in non-variable direct expenses.

For the three months ended March 31, 2025, we have calculated an allocation for overhead costs of $5.7 million for the Payments segment as compared to a $5.2 million allocation in the three months ended March 31, 2024
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Operating revenues decreased $1.5 million, or 1%, to $108.4 million in the six months ended March 31, 2025 compared to $109.9 million in the six months ended March 31, 2024. Net operating revenues decreased $2.0 million, or 2%, to $103.0 million in the six months ended March 31, 2025 compared to $105.0 million in the six months ended March 31, 2024.
The decline in operating revenues was principally driven by a 16% decline in RPM traded, which was partially offset by a 17% increase in the ADV.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 21% in the six months ended March 31, 2025 as compared to 23% in the six months ended March 31, 2024.
Segment income decreased $1.0 million, principally driven by the decline in operating revenues noted above.
For the six months ended March 31, 2025, we have calculated an allocation for overhead costs of $11.3 million for the Payments segment as compared to a $10.3 million allocation in the six months ended March 31, 2024.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$15.9	$16.4	(3)%	$36.1	$35.8	1%
Fixed compensation and benefits	55.5	48.7	14%	116.5	89.3	30%
	71.4	65.1	10%	152.6	125.1	22%
Other expenses:
Occupancy and equipment rental	12.1	13.1	(8)%	24.2	20.4	19%
Non-trading technology and support	16.1	13.6	18%	31.4	26.6	18%
Professional fees	8.7	8.3	5%	17.4	15.8	10%
Depreciation and amortization	6.8	6.1	11%	13.2	11.6	14%
Communications	1.4	1.6	(13)%	2.9	3.2	(9)%
Selling and marketing	2.3	4.3	(47)%	3.2	5.6	(43)%
Trading systems and market information	1.8	1.5	20%	3.4	3.2	6%
Travel and business development	2.2	2.1	5%	4.8	3.8	26%
Other	1.2	3.9	(69)%	4.2	9.1	(54)%
	52.6	54.5	(3)%	104.7	99.3	5%
Overhead costs and expenses	124.0	119.6	4%	257.3	224.4	15%
Allocation of overhead costs	(43.4)	(39.4)	10%	(86.1)	(77.6)	11%
Overhead costs and expense, net of allocation to operating segments	$80.6	$80.2	—%	$171.2	$146.8	17%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The increase in non-variable compensation was partially related to a reorganization of our IT personnel, including the move of certain development teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT resources. Additionally, the increase in non-variable compensation was partially a result of hiring among our support departments, principally due to company growth. Average administrative headcount increased 29%.
Occupancy and equipment rental decreased $1.0 million, principally due to the prior year including certain accelerated charges incurred as we consolidated office space acquired in London to support growth.
Non-trading technology and support increased $2.5 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount.
Selling and marketing costs decreased $2.0 million, principally due to the prior year including costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
The decrease in Other is principally due to the increase in cost offset from the centralized shared services movement discussed above.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
The increase in non-variable compensation was partially related to a reorganization of our IT personnel, including the move of certain development teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation related to stock option expense increased principally due to the issuance of additional stock option awards during December 2024.

Fixed compensation and benefits for the six months ended March 31, 2025 included $6.6 million in aggregate related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Occupancy and equipment rental increased $3.8 million, principally due to the prior year including a partial refund of property rates covering prior year in London, as well as higher utility costs.
Non-trading technology and support increased $4.8 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount.
Selling and marketing costs decreased $2.4 million, principally due to costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
Travel and business development increased $1.0 million, principally due to higher transportation and lodging costs.
The decrease in Other is principally due to the increase in cost offset from the centralized shared services movement discussed above.
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
Regulatory
StoneX Financial Inc. is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of both the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). In addition, StoneX Financial Inc. is registered as a futures commission merchant with the Commodity Futures Trading Commission (“CFTC”) and National Futures Association (“NFA”), and a member of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has a responsibility to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). StoneX Financial Inc. is also subject to Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
StoneX Financial Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of investment and payment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities, futures, and securities exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s regulation for capital and liquidity, and CASS regulation for client money and safeguarding. To comply with these liquidity regulations, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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
In our physical commodities trading, commercial hedging OTC, securities and foreign exchange trading activities, we may be required to meet margin calls with various counterparties based upon the underlying open transactions we have in place with those counterparties.
We review our overall credit and capital needs to determine whether our capital base, both stockholders’ equity and debt, as well as available credit facilities, can appropriately support the anticipated financing needs of our operating subsidiaries.
As of March 31, 2025, we had total equity of $1,882.0 million, outstanding loans under revolving credit facilities and other payables to lenders of $340.9 million, and $543.6 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of March 31, 2025, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of March 31, 2025 and September 30, 2024, were $31,282.9 million and $27,466.3 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $40.5 million and $80.0 million for the six months ended March 31, 2025 and 2024, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of March 31, 2025, we had five committed bank credit facilities, totaling $1,205.0 million, of which $237.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility committed until April 21, 2026, under which $500.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 28, 2025, under which $250.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short-term funding.
•A syndicated borrowing facility committed until July 29, 2025, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”), to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2025, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended March 31, 2025, interest expense directly attributable to trading activities includes $938.5 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $79.1 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2025. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of March 31, 2025 and September 30, 2024, the Company had $97.2 million and $104.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2025. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $700.0 million from $6,672.6 million as of September 30, 2024 to $5,972.6 million as of March 31, 2025. During the six months ended March 31, 2025, net cash of $632.3 million was used in operating activities, $42.7 million was used in investing activities and net cash of $18.3 million was used in financing activities.
Net cash used in financing activities during the six months ended March 31, 2025 included significant outflows in the period related to deferred payments on acquisitions of $21.1 million and share withholdings of $4.1 million. Inflows in the period related to short term loans, netting $2.1 million, and stock option exercises of $4.8 million.
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
We evaluate opportunities to expand our business. Investing activities included $28.9 million in capital expenditures for property and equipment during the six months ended March 31, 2025 compared to $30.1 million during the prior year. Additionally, we expended $13.8 million of net cash on the Company’s acquisitions.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $6.7 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2025 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2025 and September 30, 2024, at fair value of the related financial instruments, totaling $3,806.1 million and $2,853.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2025, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2025. The totals of $3,806.1 million and $2,853.3 million include a net liability of $205.5 million and $265.0 million for derivative contracts, including those designated as hedges, based on their fair value as of March 31, 2025 and September 30, 2024, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require us to disclose segment expenses that are significant and regularly provided to to our chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require us to disclose the title and position of our CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the Company’s fiscal year ending September 30, 2025 and for interim periods within the fiscal year ending September 30, 2026. Early adoption is permitted, but we have not early adopted. The guidance should be applied retrospectively unless impracticable. We do not believe that ASU 2023-07 will have a material impact on our disclosures.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2025.

Marked-to-Market Revenues
Number of Days
Daily Revenues ($000's)
0
2
4
6
8
10
12
14
16
($24,000) to ($23,000)
($10,000) to ($9,000)
($2,000) to ($1,000)
($1,000) to $0
$0 to $1,000
$1,000 to $2,000
$2,000 to $3,000
$3,000 to $4,000
$4,000 to $5,000
$5,000 to $6,000
$6,000 to $7,000
$7,000 to $8,000
$8,000 to $9,000
$9,000 to $10,000
$10,000 to $11,000
$11,000 to $12,000
$12,000 to $13,000
$13,000 to $14,000
$14,000 to $15,000
$17,000 to $18,000
$18,000 to $19,000
> $25,000
1
1
1
2
2
3
5
10
10
15
16
15
7
8
11
6
6
2
2
2
1
2

The graph above includes unrealized price movements in our precious metals inventories and related futures hedge positions during the period depicted in which we experienced temporary dislocations in published London spot market cash prices and Comex listed gold and silver futures contracts, related to potential tariffs to be imposed by the U.S. government on imported metals.
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of March 31, 2025, an immediate 25 basis point decrease in short-term interest rates would result in approximately $7.1 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of March 31, 2025, $340.9 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2025, $550.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of March 31, 2025.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 28, 2024, our Board of Directors authorized the repurchase of up to 2.3 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2024 and ending on September 30, 2025. Repurchases under our stock repurchase plan are subject to the discretion of the senior management team and market conditions, and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase activity for the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2025 to January 31, 2025	950	$73.29	—	2,250,000
February 1, 2025 to February 28, 2025	2,888	79.02	—	2,250,000
March 1, 2025 to March 31, 2025	44	80.15	—	2,250,000
Total	3,882	$77.63	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of April 13, 2025, by and among StoneX Group Inc., RTS Merger Sub Inc., RTS Investor Corp. and Westmoor Trail Partners LLC, in its capacity as representative of the Equityholders as set forth therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed by the Company on April 14, 2025).

10.1	Employment Agreement, dated February 5, 2025, between StoneX Group Inc. and Sean O’Connor*

10.2	Employment Agreement, dated February 5, 2025, between StoneX Group Inc. and Charles Lyon*

10.3	Employment Agreement, dated March 25, 2022, between StoneX Group Inc. and Philip Smith*

10.4	Employment Agreement, dated March 25, 2022 between StoneX Group Inc. and William Dunaway*

10.5	Employment Agreement, dated March 25, 2022 between StoneX Group Inc. and Mark Maurer*

10.6	Letter Agreement, dated as of March 31, 2025 by and between StoneX Group Inc. and Sean M. O’Connor*

10.7	StoneX Group Inc. 2022 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement - Restricted Performance Stock*

10.8	2022 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on March 10, 2025).

10.9
Support Agreement, dated as of April 13, 2025, by and among the Company and certain RTS stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on April 14, 2025).

10.10
Ninth Amendment dated May 2, 2025, to the Amended and Restated Credit Agreement, dated as of February 22, 2019 (as amended of modified from time to time) by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	May 7, 2025	/s/ Philip A. Smith
Philip A. Smith
Chief Executive Officer

Date:	May 7, 2025	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer