Form 10-Q
period 2025-06-30
StoneX Group Inc.
filed 2025-08-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 4, 2025, there were 52,164,564 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$1,313.1	$1,269.0
Cash, securities and other assets segregated under federal and other regulations (including $13.4 million and $51.8 million at fair value at June 30, 2025 and September 30, 2024, respectively)	2,924.3	2,841.2
Collateralized transactions:
Securities purchased under agreements to resell	8,159.3	5,201.5
Securities borrowed	2,486.2	1,662.3
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $3,250.6 million and $3,287.5 million at fair value at June 30, 2025 and September 30, 2024, respectively)	7,880.6	7,283.2
Receivable from clients, net (including $18.2 million and $(8.4) million at fair value at June 30, 2025 and September 30, 2024, respectively)	961.7	1,013.1
Income taxes receivable	49.1	19.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,223.7 million and $2,172.0 million at June 30, 2025 and September 30, 2024, respectively)	8,973.9	6,767.1
Physical commodities inventory, net (including $397.0 million and $376.6 million at fair value at June 30, 2025 and September 30, 2024, respectively)	705.4	681.1
Deferred tax asset, net	39.3	46.3
Property and equipment, net	148.7	143.1
Operating right of use assets	161.4	157.0
Goodwill and intangible assets, net	88.9	80.6
Other assets	373.7	301.5
Total assets	$34,265.6	$27,466.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.6 million and $2.3 million at fair value at June 30, 2025 and September 30, 2024, respectively)	$579.1	$522.1
Operating lease liabilities	207.7	195.9
Payables to:
Clients (including $(103.5) million and $265.9 million at fair value at June 30, 2025 and September 30, 2024, respectively)	10,956.8	10,345.9
Broker-dealers, clearing organizations and counterparties (including $(134.2) million and $(1.4) million at fair value at June 30, 2025 and September 30, 2024, respectively)	503.0	734.2
Lenders under loans	352.7	338.8
Senior secured borrowings, net	543.9	543.1
Income taxes payable	15.4	18.1
Deferred tax liability	13.0	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	13,375.4	8,581.3
Securities loaned	2,032.1	1,615.9
Financial instruments sold, not yet purchased, at fair value	3,707.7	2,853.3
Total liabilities	32,286.8	25,757.2
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 54,895,685 issued and 49,029,208 outstanding at June 30, 2025 and 53,678,016 issued and 47,811,539 outstanding at September 30, 2024	0.5	0.5
Common stock in treasury, at cost. 5,866,477 shares at June 30, 2025 and September 30, 2024	(69.3)	(69.3)
Additional paid-in-capital	452.7	414.2
Retained earnings	1,609.1	1,388.9
Accumulated other comprehensive loss, net	(14.2)	(25.2)
Total equity	1,978.8	1,709.1
Total liabilities and stockholders' equity	$34,265.6	$27,466.3
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Sales of physical commodities	$33,839.9	$26,196.2	$96,883.6	$66,339.0
Principal gains, net	334.0	305.6	943.4	881.2
Commission and clearing fees	166.0	143.0	479.6	408.9
Consulting, management, and account fees	46.2	45.3	138.3	124.0
Interest income	442.7	379.6	1,209.9	995.7
Total revenues	34,828.8	27,069.7	99,654.8	68,748.8
Cost of sales of physical commodities	33,804.5	26,156.0	96,730.2	66,232.7
Operating revenues	1,024.3	913.7	2,924.6	2,516.1
Transaction-based clearing expenses	94.9	81.0	273.2	233.8
Introducing broker commissions	49.7	43.1	139.5	124.2
Interest expense	371.3	297.0	994.1	792.2
Interest expense on corporate funding	20.1	24.1	50.1	53.5
Net operating revenues	488.3	468.5	1,467.7	1,312.4
Compensation and other expenses:
Compensation and benefits	267.3	257.5	786.9	710.0
Trading systems and market information	21.3	20.1	60.8	58.2
Professional fees	23.9	20.0	59.4	55.0
Non-trading technology and support	21.1	18.7	61.7	53.6
Occupancy and equipment rental	14.3	13.5	40.4	34.8
Selling and marketing	13.0	12.8	38.4	40.1
Travel and business development	7.9	6.9	23.4	21.1
Communications	2.2	1.9	6.4	6.4
Depreciation and amortization	14.9	12.3	46.2	35.8
Bad debts (recoveries), net	0.4	0.5	2.3	(0.2)
Other	15.1	18.1	46.6	50.3
Total compensation and other expenses	401.4	382.3	1,172.5	1,065.1
Other (loss) gains, net	(1.3)	1.8	4.4	8.7
Income before tax	85.6	88.0	299.6	256.0
Income tax expense	22.2	26.1	79.4	71.9
Net income	$63.4	$61.9	$220.2	$184.1
Earnings per share:
Basic	$1.29	$1.30	$4.55	$3.89
Diluted	$1.22	$1.25	$4.32	$3.76
Weighted-average number of common shares outstanding:
Basic	47,115,819	45,964,905	46,773,656	45,673,929
Diluted	49,952,164	47,614,548	49,302,730	47,231,055
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$63.4	$61.9	$220.2	$184.1
Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustment	11.3	(9.2)	5.0	(6.9)
Cash flow hedges	6.3	1.3	6.0	21.2
Total other comprehensive gain/(loss), net of tax	17.6	(7.9)	11.0	14.3
Comprehensive income	$81.0	$54.0	$231.2	$198.4
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$220.2	$184.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.2	35.8
Amortization of right of use assets	19.1	16.4
Bad debts (recoveries), net	2.3	(0.2)
Deferred income taxes	12.0	(3.6)
Amortization of debt issuance costs	3.1	7.9
Amortization of share-based compensation	35.2	27.8
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	38.4	(42.6)
Securities purchased under agreements to resell	(2,957.8)	(1,925.3)
Securities borrowed	(823.9)	(26.6)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	37.5	(183.8)
Receivables from clients, net	49.1	(188.1)
Income taxes receivable	(36.7)	(3.8)
Financial instruments owned, at fair value	(2,194.1)	(1,106.8)
Physical commodities inventory, net	(22.6)	(50.1)
Other assets	(73.6)	(84.7)
Accounts payable and other accrued liabilities	71.8	20.6
Operating lease liabilities	(11.7)	(7.3)
Payables to clients	610.9	610.2
Payables to broker-dealers, clearing organizations, and counterparties	(231.2)	(13.2)
Income taxes payable	(0.2)	(13.6)
Securities sold under agreements to repurchase	4,794.1	2,545.3
Securities loaned	416.2	6.7
Financial instruments sold, not yet purchased, at fair value	854.6	509.2
Net cash provided by operating activities	858.9	314.3
Cash flows from investing activities:
Proceeds from notes receivable	—	5.2
Acquisition of businesses and assets, net of cash received	(13.8)	(0.7)
Purchase of exchange memberships and common stock	(0.2)	(1.0)
Purchases of property and equipment	(44.9)	(48.5)
Net cash used in investing activities	(58.9)	(45.0)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	13.9	(113.2)
Proceeds from payables to lenders under loans with maturities greater than 90 days	—	10.0
Repayments of payables to lenders under loans with maturities greater than 90 days	—	(10.0)
Proceeds from issuance of senior secured notes	—	550.0
Repayment of senior secured notes	—	(347.9)
Deferred payments on acquisitions	(21.1)	(9.6)
Debt issuance costs	—	(7.6)
Shares withheld to cover taxes on vesting of equity awards	(6.4)	(2.0)
Exercise of stock options	9.7	4.5
Net cash (used in)/provided by financing activities	(3.9)	74.2
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	4.4	(6.9)
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	800.5	336.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,672.6	6,041.7
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$7,473.1	$6,378.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,016.8	$848.7
Income taxes paid, net of cash refunds	$100.7	$89.1
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisition of customer list	$—	$0.6
Identified intangible assets and goodwill on acquisitions	$11.3	$—
Additional consideration payable related to acquisitions, net	$3.2	$3.5
Acquisition consideration paid in silver bullion	$12.6	$—
Acquisition of business:
Assets acquired	$29.0	$—
Liabilities assumed	8.1	—
Total net assets acquired	$20.9	$—
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2025	2024
Cash and cash equivalents	$1,313.1	$1,220.8
Cash segregated under federal and other regulations(1)	2,910.9	2,702.0
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(2)	2,507.0	1,535.1
Securities segregated and pledged to exchange-clearing organizations(2)	742.1	920.4
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$7,473.1	$6,378.3

(1) Represents segregated client cash held at third-party banks. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with original or acquired maturities of greater than 90 days, and other assets of $13.4 million and $48.4 million as of June 30, 2025 and 2024, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client cash and U.S. Treasury obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash, segregated U.S. Treasury obligations pledged to exchange-clearing organizations with original or acquired maturities greater than 90 days, and other assets of $4,631.5 million and $5,114.7 million as of June 30, 2025 and 2024, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2024	$0.5	$(69.3)	$390.7	$1,250.3	$(29.6)	$1,542.6
Net income	—	—	—	61.9	—	61.9
Other comprehensive loss, net of tax	—	—	—	—	(7.9)	(7.9)
Exercise of stock options	—	—	1.0	—	—	1.0
Shares withheld to cover taxes on vesting of equity awards	—	—	(0.8)	—	—	(0.8)
Share-based compensation	—	—	11.0	—	—	11.0
Balances as of June 30, 2024	$0.5	$(69.3)	$401.9	$1,312.2	$(37.5)	$1,607.8

	Three Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2025	$0.5	$(69.3)	$436.9	$1,545.7	$(31.8)	$1,882.0
Net income	—	—	—	63.4	—	63.4
Other comprehensive gain, net of tax	—	—	—	—	17.6	17.6
Exercise of stock options	—	—	4.9	—	—	4.9
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.3)	—	—	(2.3)
Share-based compensation	—	—	13.2	—	—	13.2
Balances as of June 30, 2025	$0.5	$(69.3)	$452.7	$1,609.1	$(14.2)	$1,978.8

	Nine Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2023	$0.5	$(69.3)	$371.6	$1,128.1	$(51.8)	$1,379.1
Net income	—	—	—	184.1	—	184.1
Other comprehensive gain, net of tax	—	—	—	—	14.3	14.3
Exercise of stock options	—	—	4.5	—	—	4.5
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.0)	—	—	(2.0)
Share-based compensation	—	—	27.8	—	—	27.8
Balances as of June 30, 2024	$0.5	$(69.3)	$401.9	$1,312.2	$(37.5)	$1,607.8

	Nine Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$0.5	$(69.3)	$414.2	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	220.2	—	220.2
Other comprehensive gain, net of tax	—	—	—	—	11.0	11.0
Exercise of stock options	—	—	9.7	—	—	9.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(6.4)	—	—	(6.4)
Share-based compensation	—	—	35.2	—	—	35.2
Balances as of June 30, 2025	$0.5	$(69.3)	$452.7	$1,609.1	$(14.2)	$1,978.8

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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments in the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of June 30, 2025 and through the date of this Form 10-Q.
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
Accounting Standards
The Company did not adopt any new accounting standards during the three and nine months ended June 30, 2025.

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2025	2024	2025	2024
Numerator:
Net income	$63.4	$61.9	$220.2	$184.1
Less: Allocation to participating securities	(2.4)	(2.2)	(7.3)	(6.5)
Net income allocated to common stockholders	$61.0	$59.7	$212.9	$177.6
Denominator:
Weighted average number of:
Common shares outstanding	47,115,819	45,964,905	46,773,656	45,673,929
Dilutive potential common shares outstanding:
Share-based awards	2,836,345	1,649,643	2,529,074	1,557,126
Diluted weighted-average common shares	49,952,164	47,614,548	49,302,730	47,231,055
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 426,353 and 2,649,537 shares of common stock for the three months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 520,684 and 2,325,246 shares of common stock for the nine months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2025 and September 30, 2024 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2025 and September 30, 2024 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of June 30, 2025 and September 30, 2024.

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$17.7	$—	$—	$—	$17.7
Money market mutual funds	40.2	—	—	—	40.2
Cash and cash equivalents	57.9	—	—	—	57.9
Commodities warehouse receipts	13.4	—	—	—	13.4
Securities and other assets segregated under federal and other regulations	13.4	—	—	—	13.4
U.S. Treasury obligations	3,291.9	—	—	—	3,291.9
U.S. government agency obligations	—	99.4	—	—	99.4
To be announced and forward settling securities	—	61.5	—	(54.6)	6.9
Foreign government obligations	20.1	—	—	—	20.1
Derivatives	2,666.5	2,686.8	—	(5,521.0)	(167.7)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	5,978.5	2,847.7	—	(5,575.6)	3,250.6
Receivables from clients, net - Derivatives	96.8	529.2	—	(607.8)	18.2
Equity securities	439.6	16.9	—	—	456.5
Corporate and municipal bonds	—	474.2	—	—	474.2
U.S. Treasury obligations	1,193.5	—	—	—	1,193.5
U.S. government agency obligations	—	346.6	—	—	346.6
Agency mortgage-backed obligations	—	5,775.2	—	—	5,775.2
Asset-backed obligations	—	362.8	—	—	362.8
Derivatives	0.4	673.9	—	(506.4)	167.9
Commodities warehouse receipts	134.2	—	—	—	134.2
Exchange firm common stock	16.5	—	—	—	16.5
Cash flow hedges	—	17.3	—	—	17.3
Mutual funds and other	27.1	—	2.1	—	29.2
Financial instruments owned	1,811.3	7,666.9	2.1	(506.4)	8,973.9
Physical commodities inventory	216.0	181.0	—	—	397.0
Total assets at fair value	$8,173.9	$11,224.8	$2.1	$(6,689.8)	$12,711.0
Liabilities:
Accounts payable and other accrued liabilities	$—	$—	$2.6	$—	$2.6
Payables to clients - Derivatives	2,616.4	365.0	—	(3,084.9)	(103.5)
To be announced and forward settling securities	—	118.3	—	(53.7)	64.6
Derivatives	189.7	2,679.7	—	(3,068.2)	(198.8)
Payable to broker-dealers, clearing organizations and counterparties	189.7	2,798.0	—	(3,121.9)	(134.2)
Equity securities	425.0	5.2	—	—	430.2
Corporate and municipal bonds	—	268.5	—	—	268.5
U.S. Treasury obligations	2,791.6	—	—	—	2,791.6
Agency mortgage-backed obligations	—	7.0	—	—	7.0
Asset-backed obligations	—	0.7	—	—	0.7
Derivatives	4.5	656.0	—	(452.8)	207.7
Other	—	1.0	1.0	—	2.0
Financial instruments sold, not yet purchased	3,221.1	938.4	1.0	(452.8)	3,707.7
Total liabilities at fair value	$6,027.2	$4,101.4	$3.6	$(6,659.6)	$3,472.6
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.9	$—	$—	$—	$13.9
Money market mutual funds	35.3	—	—	—	35.3
Cash and cash equivalents	49.2	—	—	—	49.2
Commodities warehouse receipts	51.8	—	—	—	51.8
Securities and other assets segregated under federal and other regulations	51.8	—	—	—	51.8
U.S. Treasury obligations	2,933.2	—	—	—	2,933.2
To be announced and forward settling securities	—	26.1	—	(18.3)	7.8
Foreign government obligations	18.3	—	—	—	18.3
Derivatives	3,900.1	2,168.2	—	(5,740.1)	328.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,851.6	2,194.3	—	(5,758.4)	3,287.5
Receivables from clients, net - Derivatives	22.4	506.2	—	(537.0)	(8.4)
Equity securities	363.9	15.0	—	—	378.9
Corporate and municipal bonds	—	322.1	—	—	322.1
U.S. Treasury obligations	1,088.6	—	—	—	1,088.6
U.S. government agency obligations	—	531.0	—	—	531.0
Foreign government obligations	41.4	—	—	—	41.4
Agency mortgage-backed obligations	—	3,837.2	—	—	3,837.2
Asset-backed obligations	—	223.5	—	—	223.5
Derivatives	0.1	603.2	—	(375.2)	228.1
Commodities leases	—	—	—	—	—
Commodities warehouse receipts	67.8	—	—	—	67.8
Exchange firm common stock	13.2	—	—	—	13.2
Cash flow hedges	—	9.6	—	—	9.6
Mutual funds and other	23.6	—	2.1	—	25.7
Financial instruments owned	1,598.6	5,541.6	2.1	(375.2)	6,767.1
Physical commodities inventory	207.6	169.0	—	—	376.6
Total assets at fair value	$8,781.2	$8,411.1	$2.1	$(6,670.6)	$10,523.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.3	$—	$2.3
Payables to clients - Derivatives	3,577.1	228.9		(3,540.1)	265.9
TBA and forward settling securities	—	24.4	—	(22.9)	1.5
Derivatives	378.0	2,356.4	—	(2,737.3)	(2.9)
Payable to broker-dealers, clearing organizations and counterparties	378.0	2,380.8	—	(2,760.2)	(1.4)
Equity securities	219.8	5.0	—	—	224.8
Foreign government obligations	41.0	—	—	—	41.0
Corporate and municipal bonds	—	154.6	—	—	154.6
U.S. Treasury obligations	2,139.3	—	—	—	2,139.3
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	23.6	—	—	23.6
Asset-backed obligations	—	3.9	—	—	3.9
Derivatives	8.1	571.0	—	(314.3)	264.8
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.9	—	0.9
Financial instruments sold, not yet purchased	2,408.2	758.5	0.9	(314.3)	2,853.3
Total liabilities at fair value	$6,363.3	$3,368.2	$3.2	$(6,614.6)	$3,120.1
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at June 30, 2025 and September 30, 2024 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company’s 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”), as further described in Note 9, with a carrying value of $543.9 million as of June 30, 2025. The carrying value of the Notes due 2031 represents their principal amount net of unamortized deferred financing costs. As of June 30, 2025, the Notes due 2031 had a fair value of $576.5 million. They were classified as Level 2 under the fair value hierarchy. On July 8, 2025, the Company issued $625 million in aggregate principal amount of its 6.875% Senior Secured Notes due 2032 (the “Notes due 2032”) in connection with the acquisition of R.J. O’Brien - see Note 17 for additional information.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2025 and September 30, 2024 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2025. The total Financial instruments sold, not yet purchased of $3,707.7 million and $2,853.3 million as of June 30, 2025 and September 30, 2024, respectively, includes $207.7 million and $264.8 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of June 30, 2025 and September 30, 2024.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2025 and September 30, 2024. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2025		September 30, 2024
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,834.2	$1,876.6	$1,383.1	$1,415.7
OTC commodity derivatives	2,702.0	2,576.3	1,967.9	1,924.3
Exchange-traded foreign exchange derivatives	7.9	7.9	2.0	2.0
OTC foreign exchange derivatives	813.4	821.8	975.2	938.2
Exchange-traded interest rate derivatives	509.2	513.7	720.1	728.1
OTC interest rate derivatives	161.6	161.6	207.1	207.1
Exchange-traded equity index derivatives	412.4	412.4	1,817.4	1,817.4
OTC equity and indices derivatives	212.9	141.0	127.4	86.7
TBA and forward settling securities	61.5	118.3	26.1	24.4
Subtotal	6,715.1	6,629.6	7,226.3	7,143.9
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	—	—	0.2
Foreign currency forward contracts	17.3	—	9.6	—
Subtotal	17.3	—	9.6	0.2
Gross fair value of derivative contracts	$6,732.4	$6,629.6	$7,235.9	$7,144.1
Impact of netting and collateral	(6,689.8)	(6,659.6)	(6,670.6)	(6,614.6)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$(160.8)		$336.0
Total fair value included in Receivable from clients, net	$18.2		$(8.4)
Total fair value included in Financial instruments owned, at fair value	$185.2		$237.7
Total fair value included in Payables to clients		$(103.5)		$265.9
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$(134.2)		$(1.4)
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$207.7		$265.0
(1)As of June 30, 2025 and September 30, 2024, the Company’s derivative contract volume for open positions was approximately 12.7 million and 12.2 million contracts, respectively.
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

The Company used interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges were designated cash flow hedges, through which the Company mitigated uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. The swaps introduced credit risk, which the Company minimized by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there was limited market risk associated with the swap position, because any amounts the Company paid from having exchanged variable interest was funded by the variable interest the Company received on its deposits. During the period ended June 30, 2025, the Company’s interest rate hedges all matured.
The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three and nine months ended June 30, 2025 and 2024, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.
The fair values of derivative instruments designated for hedging held as of June 30, 2025 and September 30, 2024 are as follow:

		June 30, 2025	September 30, 2024
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$17.3	$9.6
Total derivatives designated as hedging instruments		$17.3	$9.6

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$15.6	$9.2
Total expected to be released from Other comprehensive income into earnings		$15.6	$9.2

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$—	$0.2
Total derivatives designated as hedging instruments		$—	$0.2

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$—	$0.2
Total expected to be released from Other comprehensive income into earnings		$—	$0.2

The notional values of derivative instruments designated for hedging held as of June 30, 2025 and September 30, 2024 are as follows:

	June 30, 2025		September 30, 2024
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$—		$500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	210.0	zł	156.1
USD		$52.4		$37.5
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£124.0		£72.0
USD		$158.1		$88.8

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2025 and 2024 are as follows:

(in millions)	Income Statement Location	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$—	$(4.4)
Foreign currency forward contracts	Compensation and benefits	6.1	1.8
Total derivatives designated as hedging instruments		$6.1	$(2.6)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest Income	$(0.2)	$(24.9)
Foreign currency forward contracts	Compensation and benefits	9.3	5.5
Total derivatives designated as hedging instruments		$9.1	$(19.4)

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2025 and 2024 are as follows:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$—	$2.8
Foreign currency forward contracts	6.3	(1.5)
Total	$6.3	$1.3

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	$17.1
Foreign currency forward contracts	5.9	4.1
Total	$6.0	$21.2
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2025 and 2024 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Commodities	$89.2	$189.6	$275.2	$320.3
Foreign exchange	39.3	29.8	106.4	87.6
Interest rate, equities, and indices	33.5	27.1	83.4	70.0
To be announced and forward settling securities	22.5	8.7	41.3	(59.0)
Net gains from derivative contracts	$184.5	$255.2	$506.3	$418.9

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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2025 and September 30, 2024 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million as of June 30, 2025 and $0.0 million as of September 30, 2024. The allowance for doubtful accounts related to receivables from clients was $54.0 million and $51.9 million as of June 30, 2025 and September 30, 2024, respectively.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2025 was as follows:

(in millions)
Balance as of September 30, 2024	$51.9
Provision for bad debts(1)	2.0
Other	0.2
Balance as of June 30, 2025	$54.1
(1) An additional $0.3 million is included in bad debt expense for the nine months ended June 30, 2025 on the Condensed Consolidated Income Statements, which is not included in the allowance.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of physical commodities as shown below:

(in millions)	June 30, 2025	September 30, 2024
Physical agriculture and energy	$181.0	$169.0
Precious metals - held by broker-dealer subsidiary	216.0	207.6
Precious metals - held by non-broker-dealer subsidiaries(1)	308.4	304.5
Physical commodities inventory, net	$705.4	$681.1
(1)Includes raw materials of $5.5 million and work in process of $24.2 million as of June 30, 2025
Physical agriculture and energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	June 30, 2025	September 30, 2024
Commercial	$38.1	$33.3
Institutional	11.8	9.8
Self-Directed/Retail	7.9	7.9
Payments	10.0	10.0
Total Goodwill	$67.8	$61.0
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$7.7	$(4.2)	$3.5	$4.1	$(3.2)	$0.9
Software programs/platforms	2.4	(1.9)	0.5	4.9	(4.1)	0.8
Client and supplier base	25.3	(14.2)	11.1	37.7	(25.6)	12.1
Total intangible assets subject to amortization	35.4	(20.3)	15.1	46.7	(32.9)	13.8

Intangible assets not subject to amortization
Website domains	2.3	—	2.3	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	6.0	—	6.0	5.8	—	5.8
Total intangible assets	$41.4	$(20.3)	$21.1	$52.5	$(32.9)	$19.6
Amortization expense related to intangible assets was $1.3 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $3.6 million and $6.0 million for the nine months ended June 30, 2025 and 2024, respectively.
The Company wrote off $16.2 million of fully amortized intangible assets during the nine months ended June 30, 2025.

As of June 30, 2025, estimated future amortization expense was as follows:

(in millions)
Fiscal 2025 (remaining months)	$1.1
Fiscal 2026	4.1
Fiscal 2027	3.4
Fiscal 2028	2.3
Fiscal 2029 and thereafter	4.2
Total intangible assets subject to amortization	$15.1
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,355.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of June 30, 2025.
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
On July 8, 2025, the Company issued $625 million in aggregate principal amount of the Notes due 2032 in connection with the acquisition of R.J. O’Brien - see Note 17 for additional information.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		June 30, 2025		September 30, 2024
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	June 3, 2028	$650.0		$119.0	(5)	$161.0
StoneX Financial Inc.	None	October 28, 2025	250.0		—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2026	325.0		113.0	(5)	66.0
StoneX Financial Ltd.	None	October 9, 2025	115.0		—	(5)	—
StoneX Financial Pte. Ltd.	None	September 5, 2025	15.0		—	(5)	—
			$1,355.0		$232.0		$227.0

Uncommitted Credit Facilities	Various				114.2	(5)	104.9
Note Payable to Bank	Certain equipment				6.5	(5)	6.9
Senior Secured Notes due 2031	(2)			(3)	543.9	(4)	543.1
Total outstanding borrowings					$896.6		$881.9

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
(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $6.1 million and $6.9 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2025. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
Note 10 – Securities and Commodity Financing Transactions
The Company’s repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Condensed Consolidated Balance Sheets, which is a reasonable approximation of their fair values due to their short-term nature. Secured borrowing and lending arrangements are entered into to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. The fair value of securities loaned and borrowed is monitored daily compared with the related payable or receivable, and additional collateral or returning excess collateral is requested, as appropriate. These arrangements may serve to limit credit risk resulting from transactions with counterparties. Financial instruments are pledged as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Agreements with counterparties generally contain contractual provisions allowing counterparties the right to sell or repledge collateral. Either the Company or its counterparties may require additional collateral. All collateral is held by the Company or a custodian.
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	June 30, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$23,423.3	$960.3	$152.0	$55.0	$24,590.6
Securities loaned	2,032.1	—	—	—	2,032.1
Gross amount of secured financing	$25,455.4	$960.3	$152.0	$55.0	$26,622.7

	September 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$15,260.8	$585.4	$631.0	$50.7	$16,527.9
Securities loaned	1,615.9	—	—	—	1,615.9
Gross amount of secured financing	$16,876.7	$585.4	$631.0	$50.7	$18,143.8

Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	June 30, 2025	September 30, 2024
U.S. Treasury obligations	$13,609.9	$9,673.7
U.S. government agency obligations and municipal bonds	354.3	652.0
Asset-backed obligations	172.3	136.1
Agency mortgage-backed obligations	7,944.7	5,079.6
Foreign government obligations	939.5	649.6
Corporate bonds	1,569.9	336.9
Total securities sold under agreement to repurchase	$24,590.6	$16,527.9

Securities loaned
Equity securities	$2,032.1	$1,615.9
Total securities loaned	2,032.1	1,615.9
Gross amount of secured financing	$26,622.7	$18,143.8
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$19,374.5	$(11,215.2)	$8,159.3
Securities borrowed	$2,486.2	$—	$2,486.2
Securities sold under agreements to repurchase	$24,590.6	$(11,215.2)	$13,375.4
Securities loaned	$2,032.1	$—	$2,032.1

	September 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,148.1	$(7,946.6)	$5,201.5
Securities borrowed	$1,662.3	$—	$1,662.3
Securities sold under agreements to repurchase	$16,527.9	$(7,946.6)	$8,581.3
Securities loaned	$1,615.9	$—	$1,615.9
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

The following table sets forth the fair values, which approximates carrying value because of the short term nature of collateral pledged, received and repledged (in millions):

	June 30, 2025	September 30, 2024
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$9,637.5	$6,777.9
Securities received as collateral that may be repledged	$23,675.4	$20,126.8
Securities received as collateral that may be repledged covering securities sold short	$2,745.6	$2,408.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$2,032.8	$1,533.3
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
In November 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings have moved to FINRA arbitration and the court action is stayed. The Company intends to continue to vigorously defend itself. The Company received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of June 30, 2025 and September 30, 2024, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Note 12 – Accumulated Other Comprehensive Loss, Net
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2025.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2024	$(31.3)	$(1.2)	$7.3	$(25.2)
Other comprehensive gains, net of tax	5.0	—	6.0	11.0
Balances as of June 30, 2025	$(26.3)	$(1.2)	$13.3	$(14.2)
Note 13 – Revenue from Contracts with Clients
The Company accounts for revenue earned from contracts with clients for services such as the execution, clearing, brokering, and custody of futures and options on futures contracts, OTC derivatives, and securities, investment management, and underwriting services in accordance with FASB ASC 606, Revenues from Contracts with Customers (“Topic 606”). Revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
Revenues are recognized when control of the promised goods or services is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are analyzed to determine whether the Company is the principal (i.e. reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the good or service before control is transferred to a client. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred, and discretion in establishing the price.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues from contracts with clients as a percentage of total revenues	2.4%	2.1%	2.3%	2.5%
The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$72.8	$59.4	$207.0	$166.6
OTC derivative brokerage	2.9	2.8	8.2	8.6
Equities and fixed income	16.5	17.8	46.6	48.8
Mutual funds	0.7	0.8	2.3	2.4
Insurance and annuity products	2.8	2.4	9.3	8.1
Other	0.3	—	1.1	0.1
Total sales-based commission	96.0	83.2	274.5	234.6
Trailing:
Mutual funds	3.3	3.2	10.2	9.4
Insurance and annuity products	3.9	3.9	11.9	11.3
Total trailing commission	7.2	7.1	22.1	20.7

Clearing fees	49.1	47.2	141.2	135.9
Trade conversion fees	2.5	3.3	8.1	10.8
Other	11.2	2.2	33.7	6.9
Total commission and clearing fees	166.0	143.0	479.6	408.9
Consulting, management, and account fees:
Underwriting fees	0.3	0.1	0.8	0.2
Asset management fees	17.1	13.3	46.3	37.0
Advisory and consulting fees	7.8	12.4	25.6	29.6
Sweep program fees	10.7	10.7	33.7	33.4
Client account fees	7.4	4.6	20.1	13.1
Other	2.9	4.2	11.8	10.7
Total consulting, management, and account fees	46.2	45.3	138.3	124.0
Sales of physical commodities:
Precious metals sales under ASC Topic 606	639.0	383.5	1,716.8	1,175.5
Total revenues from contracts with clients	$851.2	$571.8	$2,334.7	$1,708.4

Method of revenue recognition:
Point-in-time	$808.4	$528.3	$2,207.0	$1,587.7
Time elapsed	42.8	43.5	127.7	120.7
Total revenues from contracts with clients	851.2	571.8	2,334.7	1,708.4
Other sources of revenues
Physical precious metals under ASC Topic 815	32,102.3	25,030.2	91,857.9	62,259.7
Physical agricultural and energy products	1,098.6	782.5	3,308.9	2,903.8
Principal gains, net	334.0	305.6	943.4	881.2
Interest income	442.7	379.6	1,209.9	995.7
Total revenues	$34,828.8	$27,069.7	$99,654.8	$68,748.8

Total revenues by primary geographic region:
United States	$1,930.5	$1,400.2	$5,594.9	$4,411.4
Europe	900.2	618.9	2,446.2	1,837.5
South America	106.5	118.5	411.5	351.5
Middle East and Asia	31,877.0	24,923.7	91,191.9	62,124.4
Other	14.6	8.4	10.3	24.0
Total revenues	$34,828.8	$27,069.7	$99,654.8	$68,748.8

Operating revenues by primary geographic region:
United States	$733.1	$657.9	$2,097.1	$1,815.9
Europe	175.4	162.5	484.3	459.2
South America	46.2	43.5	131.2	109.9
Middle East and Asia	55.0	41.4	175.9	107.1
Other	14.6	8.4	36.1	24.0
Total operating revenues	$1,024.3	$913.7	$2,924.6	$2,516.1
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
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Dividend income on long equity positions	$35.8	$77.7	$108.7	$163.7
Dividend expense on short equity positions	37.8	79.1	109.4	162.6
Dividend (loss)/income, net reported within Principal gains, net	$(2.0)	$(1.4)	$(0.7)	$1.1
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Non-income taxes	$3.5	$2.6	$8.8	$7.9
Insurance	2.8	2.8	9.0	8.9
Employee related expenses	1.6	1.8	5.2	5.4
Other direct business expenses	4.6	3.8	12.5	11.7
Membership fees	0.9	0.9	2.8	2.8
Director and public company expenses	1.0	0.6	2.2	1.8
Office expenses	0.7	0.6	2.0	1.7
Other expenses	—	5.0	4.1	10.1
Total other expenses	$15.1	$18.1	$46.6	$50.3
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
The Organization for Economic Co-operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning October 1, 2024. Based on the Company's current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the nine months ended June 30, 2025, and are not expected to have a material impact for fiscal 2025.
Current and Prior Period Tax Expense
Income tax expense of $22.2 million and $26.1 million for the three months ended June 30, 2025 and 2024, respectively, reflects estimated federal, foreign, state and local income taxes.

The Company’s effective tax rate was 26% and 30% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended June 30, 2025 due to U.S. state and local taxes, Global Intangible Low-Taxed Income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2025. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2025
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$490.7	$297.8
StoneX Financial Ltd.	FCA	$560.4	$471.1
Gain Capital Group, LLC	CFTC and NFA	$69.0	$29.7
StoneX Financial Pte. Ltd.	MAS	$118.1	$26.9
StoneX Markets LLC	CFTC and NFA	$252.6	$150.1
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2025, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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
Octo Finances SA
On January 31, 2025, the Company executed a share purchase agreement to acquire all of the outstanding shares of Octo Finances SA (“Octo”), a fixed income broker based in Paris, France. Octo, which specializes in bond and convertible sales, debt capital markets, and credit research, expands the Company’s offering in fixed income and strengthens its capabilities in Europe. This transaction was effective on the closing date of January 31, 2025.
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
R.J. O’Brien
On April 14, 2025, the Company announced that it had entered into a definitive agreement with RTS Merger Sub Inc., RTS Investor Corp., and Westmoor Trail Partners LLC to acquire R.J. O’Brien (“RJO”), the oldest futures brokerage in the U.S. This transaction was effective on the closing date of July 31, 2025, subsequent to approval by regulators and completing customary closing conditions. The purchase price consideration was paid in a combination of cash of approximately $610.6 million and the issuance of 3,085,554 shares of the Company’s common stock. The number of shares issued was determined using a pre-close target value of $275.0 million, as per the merger agreement. The issued shares are subject to certain lock-up provisions that restrict share transfer per the terms of the relevant agreements. At closing, the Company assumed approximately $125.7 million related to an RJO subordinated debt facility. The facility allows borrowing of up to $180.0 million. The facility matures in April 2027, at which point no further draws can be made. The debt has an interest rate of SOFR + 4.20%. The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed, because of the proximity of the merger closing date to the date of this report.
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
In connection with the acquisition of RJO, on July 8, 2025, the Company issued $625.0 million in aggregate principal amount of the Notes due 2032, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price and to pay related fees and expenses, as described above.
Benchmark
On March 11, 2025, the Company announced that it had signed an agreement to acquire The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. The purchase price consideration includes cash of approximately $57.1 million and four annual contingent payments, each capped at $7.0 million, plus a final contingent payment for any excess above the annual caps over the four year period following the close, aggregating to an estimated undiscounted amount of $35.0 million. This transaction was effective on the closing date of July 31, 2025, subsequent to approval by regulators and completing customary closing conditions. The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed, because of the proximity of the merger closing date to the date of this report.
Headquartered in New York City and operating nationwide, Benchmark has been delivering exceptional client service, market access, and deep market and industry expertise for over 35 years. This acquisition will strengthen the Company’s offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking.

Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 4,700 employees allowing it to serve clients in more than 180 countries.
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
Payments
The Company provides customized foreign exchange and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payment services in more than 180 countries and 140 currencies, which it believes is more than any other payments solution provider.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total revenues:
Commercial	$34,028.8	$26,410.3	$97,389.8	$66,867.4
Institutional	626.0	508.9	1,726.8	1,408.0
Self-Directed/Retail	115.7	104.1	378.8	317.1
Payments	53.3	51.1	161.7	161.0
Corporate	15.7	8.3	43.5	31.9
Eliminations	(10.7)	(13.0)	(45.8)	(36.6)
Total	$34,828.8	$27,069.7	$99,654.8	$68,748.8
Operating revenues:
Commercial	$225.8	$262.2	$706.7	$661.1
Institutional	626.0	508.9	1,726.8	1,408.0
Self-Directed/Retail	114.2	96.2	331.7	290.7
Payments	53.3	51.1	161.7	161.0
Corporate	15.7	8.3	43.5	31.9
Eliminations	(10.7)	(13.0)	(45.8)	(36.6)
Total	$1,024.3	$913.7	$2,924.6	$2,516.1
Net operating revenues (loss):
Commercial	$168.3	$220.5	$550.8	$548.1
Institutional	200.1	157.7	565.1	456.1
Self-Directed/Retail	80.6	68.5	239.2	209.8
Payments	50.2	48.7	153.2	153.7
Corporate	(10.9)	(26.9)	(40.6)	(55.3)
Total	$488.3	$468.5	$1,467.7	$1,312.4
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense)
Commercial	$124.3	$168.7	$409.9	$414.4
Institutional	136.4	104.8	382.7	307.5
Self-Directed/Retail	76.4	63.7	227.4	196.2
Payments	41.3	40.1	126.4	125.0
Total	$378.4	$377.3	$1,146.4	$1,043.1
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial	$80.2	$125.7	$279.1	$298.5
Institutional	87.4	62.2	252.0	188.7
Self-Directed/Retail	41.2	27.6	120.1	89.5
Payments	28.1	28.2	86.7	87.8
Total	$236.9	$243.7	$737.9	$664.5
Reconciliation of segment income to income before tax:
Segment income	$236.9	$243.7	$737.9	$664.5
Net operating loss within Corporate	(10.9)	(26.9)	(40.6)	(55.3)
Overhead costs and expenses	(140.4)	(128.8)	(397.7)	(353.2)
Income before tax	$85.6	$88.0	$299.6	$256.0

(in millions)	As of June 30, 2025	As of September 30, 2024
Total assets:
Commercial	$5,403.9	$5,387.0
Institutional	26,168.2	19,492.9
Self-Directed/Retail	1,141.0	1,024.1
Payments	497.3	438.8
Corporate	1,055.2	1,123.5
Total	$34,265.6	$27,466.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including statements about the benefits of our acquisition of RJO, including expected synergies and future financial and operating results, the plans, objectives, expectations and intentions of StoneX after the acquisition, adverse changes in economic, political and market conditions, including losses from our market-making and trading activities arising from counterparty failures, global trade policies and tariffs, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2024. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 4,700 employees as of June 30, 2025. We believe our client-first approach differentiates us from large banking institutions, engenders trust and enables us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
We report three of our operating segments based primarily on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. See Segment Information below for a listing of business activities performed within our reportable segments.
Unless noted otherwise, comparisons in the following discussions relate to the three months ended June 30, 2025 as compared to the same quarter in the prior fiscal year.
Recent Events
Closing of the Acquisition of R.J. O’Brien
On July 31, 2025, we closed on our previously announced acquisition of R.J. O’Brien (“RJO”). The purchase price consideration was paid in a combination of cash of approximately $610.6 million and the issuance of 3,085,554 shares of the Company’s common stock. At closing, we assumed approximately $125.7 million of RJO debt. We believe the acquisition significantly strengthens our position as a leading FCM and enhances our role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition is expected to expand our client float and add many introducing brokers to our network, while RJO’s clients benefit from our extensive range of markets, products, and services.
In connection with the acquisition of RJO, on July 8, 2025, we issued $625.0 million in aggregate principal amount of Senior Secured Notes due 2032 (the “Notes due 2032”), which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain existing and future subsidiaries that guarantees indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price and to pay related fees and expenses, as described above.

Closing of the Acquisition of Benchmark
On July 31, 2025, we closed on our previously announced acquisition of The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. We believe this acquisition will strengthen our offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking. The purchase price consideration includes cash of approximately $57.1 million and four annual contingent payments, each capped at $7.0 million, plus a final contingent payment for any excess above the annual caps over the four year period following the close, aggregating to an estimated undiscounted amount of $35.0 million.
Potential Impacts of New Tariffs or Changes to Existing Tariffs
A number of significant structural, political, and monetary issues, and global conflicts continue to confront the global economy, and instability could continue, resulting in changes to the level of inflation, market volatility, potential recession, supply chain constraints and costs, diminished trading volumes, uncertainty, increased operating expenses, and increased costs due to potential new tariffs or changes to existing tariffs. The impact of these events and other factors on our financial position and results of operations is difficult to predict, could affect the comparability of our results of operations from period to period, and may have an adverse effect on our financial results.
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
Executive Summary
We achieved modest growth in net operating revenues in the third quarter of fiscal 2025, up 4%, with diminished commodity volatility generally as well as heightened interest expense and logistical charges in our precious metals activities leading to declines in our Commercial segment net operating revenues, partially offsetting growth across all of our other business segments. In addition, the three months ended June 30, 2025 includes $6.5 million of bridge loan financing fees and $2.4 million of professional fees related to merger and acquisition activity.
We experienced an increase in transaction volumes across all of our product offerings, as well as growth in average client equity and average money market/FDIC sweep client balances as compared to the prior year.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year quarter, we experienced:
•Rate per contract (“RPC”) on listed derivatives decreased 11%, due to client mix and decline from heightened spreads in the prior year in LME base metal markets.
•OTC derivatives RPC declined 16%, with diminished commodity volatility leading to lower spreads captured.
•15% growth in securities rate per million (“RPM”), primarily due to improved performance in global equity markets.
•Flat FX/CFD RPM.
•6% decline in payments RPM due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances decreased $13.0 million due to declines in short term interest rates, which was partially offset by increases in both average client equity and money market/FDIC client balances.
Overall segment income decreased $6.8 million, as our Commercial segment decreased $45.5 million, partially offset by increases in our Institutional and Self-Directed/Retail segments of $25.2 million and $13.6 million, respectively. Segment income in our Payments segment decreased $0.1 million.
On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 53% of total expenses in the three months ended June 30, 2025 as compared to 52% in the three months ended June 30, 2024. Non-variable expenses, excluding bad debts, increased $15.9 million, principally due to higher fixed compensation and benefits, professional fees, depreciation and amortization, and non-trading technology.
The three months ended June 30, 2025 include a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.0 million related to a class action settlement. The results of the three months ended June 30, 2024 included a gain of $1.8 million related to a class action settlement received.

Net income increased $1.5 million to $63.4 million in the three months ended June 30, 2025. Diluted earnings per share was $1.22 for the three months ended June 30, 2025 compared to $1.25 in the three months ended June 30, 2024.

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
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$33,839.9	$26,196.2	29%	$96,883.6	$66,339.0	46%
Principal gains, net	334.0	305.6	9%	943.4	881.2	7%
Commission and clearing fees	166.0	143.0	16%	479.6	408.9	17%
Consulting, management, and account fees	46.2	45.3	2%	138.3	124.0	12%
Interest income	442.7	379.6	17%	1,209.9	995.7	22%
Total revenues	34,828.8	27,069.7	29%	99,654.8	68,748.8	45%
Cost of sales of physical commodities	33,804.5	26,156.0	29%	96,730.2	66,232.7	46%
Operating revenues	1,024.3	913.7	12%	2,924.6	2,516.1	16%
Transaction-based clearing expenses	94.9	81.0	17%	273.2	233.8	17%
Introducing broker commissions	49.7	43.1	15%	139.5	124.2	12%
Interest expense	371.3	297.0	25%	994.1	792.2	25%
Interest expense on corporate funding	20.1	24.1	(17)%	50.1	53.5	(6)%
Net operating revenues	488.3	468.5	4%	1,467.7	1,312.4	12%
Variable compensation and benefits	143.9	140.6	2%	423.9	386.2	10%
Fixed compensation and benefits	123.4	116.9	6%	363.0	323.8	12%
Bad debts (recoveries), net	0.4	0.5	(20)%	2.3	(0.2)	n/m
Other expenses	133.7	124.3	8%	383.3	355.3	8%
Total compensation and other expenses	401.4	382.3	5%	1,172.5	1,065.1	10%
Other (loss) gains, net	(1.3)	1.8	n/m	4.4	8.7	(49)%
Income before tax	85.6	88.0	(3)%	299.6	256.0	17%
Income tax expense	22.2	26.1	(15)%	79.4	71.9	10%
Net income	$63.4	$61.9	2%	$220.2	$184.1	20%

Return on average stockholders’ equity	13.1%	15.7%		15.9%	16.4%

Balance Sheet information:				June 30, 2025	June 30, 2024	% Change
Total assets				$34,265.6	$25,930.8	32%
Payables to lenders under loans				$352.7	$227.8	55%
Senior secured borrowings, net				$543.9	$542.8	—%
Stockholders’ equity				$1,978.8	$1,607.8	23%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$126.4	$130.5	(3)%	$366.6	$351.4	4%
Over-the-counter (“OTC”) derivatives	58.9	66.2	(11)%	155.8	163.7	(5)%
Securities	485.7	374.0	30%	1,314.2	1,030.9	27%
FX / Contracts For Difference (“CFD”) contracts	87.4	76.5	14%	256.9	231.4	11%
Payments	52.3	50.0	5%	158.3	157.8	—%
Physical contracts	55.9	67.3	(17)%	221.1	164.6	34%
Interest / fees earned on client balances	102.9	115.9	(11)%	312.2	318.5	(2)%
Other	49.8	38.0	31%	141.8	102.5	38%
Corporate	15.7	8.3	89%	43.5	31.9	36%
Eliminations	(10.7)	(13.0)	(18)%	(45.8)	(36.6)	25%
	$1,024.3	$913.7	12%	$2,924.6	$2,516.1	16%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	56,759	52,736	8%	171,092	157,299	9%
Listed derivatives, average rate per contract (1)	$2.13	$2.39	(11)%	$2.06	$2.13	(3)%
Average client equity - listed derivatives (millions)	$6,558	$5,957	10%	$6,606	$6,063	9%
OTC derivatives (contracts, 000’s)	1,018	959	6%	2,774	2,584	7%
OTC derivatives, average rate per contract	$58.06	$69.03	(16)%	$56.68	$63.53	(11)%
Securities average daily volume (“ADV”) (millions)	$9,219	$7,358	25%	$8,953	$7,013	28%
Securities rate per million (“RPM”) (2)	$276	$239	15%	$264	$256	3%
Average money market / FDIC sweep client balances (millions)	$1,208	$968	25%	$1,229	$1,025	20%
FX/CFD contracts ADV (millions)	$12,190	$10,861	12%	$11,805	$10,744	10%
FX/CFD contracts RPM	$111	$111	—%	$114	$113	1%
Payments ADV (millions)	$80	$69	16%	$81	$69	17%
Payments RPM	$10,614	$11,264	(6)%	$10,515	$12,053	(13)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
Operating Revenues
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating revenues increased $110.6 million, or 12%, to $1,024.3 million in the three months ended June 30, 2025 compared to $913.7 million in the three months ended June 30, 2024. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives decreased $4.1 million, with our Commercial segment down $5.9 million, partially offset by a $1.8 million increase in our Institutional segment.
Operating revenues derived from OTC derivatives decreased $7.3 million, principally resulting from a 16% decrease in OTC average rate per contract, partially offset by a 6% increase in OTC derivative volumes.
Operating revenues derived from securities transactions increased $111.7 million, principally due to a 25% increase in ADV. Carried interest income on fixed income securities is a component of operating revenues, however, interest expense associated with financing these positions is not. In the calculation of securities RPM in the table above, we deduct interest expense associated with our fixed income activities from operating revenues, as well as exclude interest income related to securities lending, in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $39.3 million, principally due to the increase in ADV noted above as well as a 15% increase in the securities RPM primarily as a result of improved performance in equity capital markets.

Operating revenues derived from FX/CFD contracts increased $10.9 million, as a result of a $12.2 million increase in our Self-Directed/Retail segment, which was partially offset by a $1.3 million decrease in Institutional segment FX contracts operating revenues.
Operating revenues from payments increased $2.3 million, principally driven by a 16% increase in payments ADV, which was partially offset by a 6% decline in payments RPM.
Operating revenues derived from physical contracts decreased $11.4 million, primarily as a result of a $12.9 million decline in physical agricultural and energy operating revenues, which was partially offset by a $1.5 million increase in precious metals operating revenues. Precious metals related operating revenues were unfavorably impacted by unrealized losses on derivative positions of $0.9 million in the three months ended June 30, 2025, related to physical inventories held at the lower of cost or net realizable value. Precious metals operating revenues in the three months ended June 30, 2024, were favorably impacted by realized gains of $8.5 million on the sale of physical inventories carried at the lower of costs or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, declined $13.0 million, principally as a result of a decline in short term interest rates, which was partially offset by increases in average client equity and average money-market/FDIC sweep client balances of 10% and 25%, respectively.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Operating revenues increased $408.5 million, or 16%, to $2,924.6 million in the nine months ended June 30, 2025 compared to $2,516.1 million in the nine months ended June 30, 2024.
Operating revenues from listed derivatives increased $15.2 million, with our Commercial and Institutional segments up $13.3 million and $1.9 million, respectively.
Operating revenues in OTC derivatives declined $7.9 million, principally driven by a 11% decline in the average rate per contract, which was partially offset by a 7% increase in OTC contract volumes.
Operating revenue from securities transactions increased $283.3 million, principally due to a 28% increase in securities ADV. Carried interest on fixed income securities is a component of operating revenues, however, interest expense associated with financing these positions is not. In the calculation of securities RPM in the table above, we deduct interest expense associated with our fixed income activities from operating revenues, as well as exclude interest income related to securities lending, in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $77.4 million, principally driven by the increase in ADV noted above, as well as a 3% increase in RPM.
Operating revenues from FX/CFD contracts increased $25.5 million, with increases of $24.9 million and $0.6 million in our Self-Directed/Retail and Institutional segments, respectively.
Operating revenues from payments increased by $0.5 million, principally driven by a 17% increase in the ADV, which was partially offset by a 13% decline in payments RPM.
Operating revenues from physical contracts increased $56.5 million, driven by increases of $21.7 million and $34.8 million in our physical agricultural and energy and precious metals businesses, respectively. Precious metals related operating revenues were unfavorably impacted by $0.2 million and $2.3 million in the nine months ended June 30, 2025 and 2024, respectively, by unrealized losses on derivative positions related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, declined $6.3 million, principally as a result of lower short term interest rates which were partially offset by increases of 9% and 20% in average client equity and average money-market/FDIC sweep client balances, respectively.

Interest and Transactional Expenses
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Transaction-based clearing expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$94.9	$81.0	$13.9	17%
Percentage of operating revenues	9%	9%
Expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, along with an increase in ADR conversion fees. Additionally, expenses were higher in our Financial Ag and Energy and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded.
Introducing broker commissions

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Introducing broker commissions	$49.7	$43.1	$6.6	15%
Percentage of operating revenues	5%	5%
Expenses were higher in our Independent Wealth Management and Self-Directed/Retail Forex businesses, principally due to increased revenues and higher payouts, as well as in our Financial Ag and Energy and LME businesses, principally due to increased volume and client mix traded. These increases were partially offset by lower introducing broker commissions in our Exchange-Traded Futures & Options business.
Interest expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$295.5	$229.1	$66.4	29%
Securities borrowing	25.0	16.6	8.4	51%
Client balances on deposit	34.8	31.7	3.1	10%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	16.0	19.6	(3.6)	(18)%
	371.3	297.0	74.3	25%
Corporate funding	20.1	24.1	(4.0)	(17)%
Total interest expense	$391.4	$321.1	$70.3	22%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The increase in other direct interest expense attributable to operating segments principally resulted from an increase in the activities of our physical precious metals and commodities businesses.
During the three months ended June 30, 2025, interest expense attributable to corporate funding included $3.1 million of bridge loan financing fees related to the amendment of our corporate revolving credit facility, with the entirety of the estimated term of the bridge financing contained within the quarter. In addition, the quarter included interest expense attributable to corporate funding of $3.4 million, related to bridge loan financing fees for the issuance of the Notes due 2032, which closed on July 8, 2025. In addition to the $3.4 million in the current quarter, $1.3 million of unamortized bridge loan financing fees will be amortized in the three months ended September 30, 2025.
During the three months ended June 30, 2024, interest expense attributable to corporate funding included incremental interest from our March 1, 2024 issuance of the Senior Secured Notes due 2031 (the “Notes due 2031”). While funds from the issuance of the Notes due 2031 were used to redeem the Senior Secured Notes due 2025 (the “Notes due 2025”), the redemption did not occur until June 17, 2024, in order to allow us to redeem those notes at par. At the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Transaction-based clearing expenses

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$273.2	$233.8	$39.4	17%
Percentage of operating revenues	9%	9%
Expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, along with an increase in ADR conversion fees. Additionally, expenses were higher in our Financial Ag and Energy and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded, and within our Correspondent Clearing business.
Introducing broker commissions

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Introducing broker commissions	$139.5	$124.2	$15.3	12%
Percentage of operating revenues	5%	5%
Expenses were higher in our Independent Wealth Management and Self-Directed/Retail Forex businesses, principally due to increased revenues and higher payouts, as well as in our Financial Ag and Energy and LME businesses, principally due to increased volume and client mix traded. These increases were partially offset by lower introducing broker commissions in our Exchange-Traded Futures & Options business.
Interest expense

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$751.7	$599.2	$152.5	25%
Securities borrowing	68.4	45.2	23.2	51%
Client balances on deposit	99.7	99.4	0.3	—%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	74.3	48.4	25.9	54%
	994.1	792.2	201.9	25%
Corporate funding	50.1	53.5	(3.4)	(6)%
Total interest expense	$1,044.2	$845.7	$198.5	23%
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
During the nine months ended June 30, 2025, interest expense attributable to corporate funding included $3.1 million of bridge loan financing fees related to the amendment of our revolving credit facility. In addition, the period included interest expense attributable to corporate funding of $3.4 million, related to bridge loan financing fees for the issuance of the Notes due 2032, which closed on July 8, 2025. In addition to the $3.4 million in the current quarter, $1.3 million of unamortized bridge loan financing fees will be amortized in the three months ended September 30, 2025.
During the nine months ended June 30, 2024, interest expense attributable to corporate funding included incremental interest from our March 1, 2024 issuance of the Notes due 2031. While funds from the issuance of the Notes due 2031 were used to redeem the Notes due 2025, the redemption did not occur until June 17, 2024, in order to allow us to redeem those notes at par. At the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs.

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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net Operating Revenues (in millions):
Listed derivatives	$56.9	$65.3	(13)%	$167.1	$163.9	2%
OTC derivatives	58.8	66.2	(11)%	155.6	163.6	(5)%
Securities	125.5	86.2	46%	348.1	270.7	29%
FX/CFD contracts	77.4	67.6	14%	230.2	205.6	12%
Payments	49.1	47.5	3%	149.8	150.4	—%
Physical contracts	33.3	55.8	(40)%	159.0	134.6	18%
Interest, net / fees earned on client balances	73.9	86.4	(14)%	225.8	223.4	1%
Other	24.3	20.4	19%	72.7	55.5	31%
Corporate	(10.9)	(26.9)	(59)%	(40.6)	(55.3)	(27)%
	$488.3	$468.5	4%	$1,467.7	$1,312.4	12%
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$143.9	$140.6	2%	$423.9	$386.2	10%
Fixed compensation and benefits	123.4	116.9	6%	363.0	323.8	12%
	267.3	257.5	4%	786.9	710.0	11%
Other expenses:
Trading systems and market information	21.3	20.1	6%	60.8	58.2	4%
Professional fees	23.9	20.0	20%	59.4	55.0	8%
Non-trading technology and support	21.1	18.7	13%	61.7	53.6	15%
Occupancy and equipment rental	14.3	13.5	6%	40.4	34.8	16%
Selling and marketing	13.0	12.8	2%	38.4	40.1	(4)%
Travel and business development	7.9	6.9	14%	23.4	21.1	11%
Communications	2.2	1.9	16%	6.4	6.4	—%
Depreciation and amortization	14.9	12.3	21%	46.2	35.8	29%
Bad debts, net of recoveries	0.4	0.5	(20)%	2.3	(0.2)	n/m
Other	15.1	18.1	(17)%	46.6	50.3	(7)%
	134.1	124.8	7%	385.6	355.1	9%
Total compensation and other expenses	$401.4	$382.3	5%	$1,172.5	$1,065.1	10%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Compensation and Other Expenses: Compensation and other expenses increased $19.1 million, or 5%, to $401.4 million in the three months ended June 30, 2025 compared to $382.3 million in the three months ended June 30, 2024.
Compensation and Benefits:

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$120.6	$117.0	$3.6	3%
Administrative, executive, and centralized and local operations	23.3	23.6	(0.3)	(1)%
Total variable compensation and benefits	143.9	140.6	3.3	2%
Variable compensation and benefits as a percentage of net operating revenues	29%	30%

Fixed compensation and benefits:
Non-variable salaries	85.9	77.5	8.4	11%
Employee benefits and other compensation	22.9	24.6	(1.7)	(7)%
Share-based compensation	13.2	10.7	2.5	23%
Severance	1.4	4.1	(2.7)	(66)%
Total fixed compensation and benefits	123.4	116.9	6.5	6%
Total compensation and benefits	267.3	257.5	9.8	4%
Total compensation and benefits as a percentage of operating revenues	26%	28%
Number of employees, end of period	4,773	4,458	315	7%
Non-variable salaries increased within the Commercial and Institutional segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation during the three months ended June 30, 2024 included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to additional restricted stock grants and the increase in the value of previously granted restricted stock awards related to employee-elected and statutorily-required deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The three months ended June 30, 2024 also included $0.9 million in accelerated share-based compensation due to the departure of the executive officer.
Severance during the three months ended June 30, 2024 included an amount related to the departure of an executive officer.
Other Expenses: Other non-compensation expenses increased $9.3 million, or 7%, to $134.1 million in the three months ended June 30, 2025 compared to $124.8 million in the three months ended June 30, 2024.
Professional fees increased $3.9 million, principally due to higher legal fees related to acquisitions and matters in which we are defendants.
Depreciation and amortization increased $2.6 million, principally due to incremental depreciation expense from internally developed software placed into service, partially offset by lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2024.
Other expenses during the three months ended June 30, 2024 included an accrual of $3.5 million related to the settlement of a post-acquisition commitment contingency.
Other (Loss) Gains, net: The results of the three months ended June 30, 2025 included a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.0 million related to a class action settlement. The results of the three months ended June 30, 2024 included a gain of $1.8 million related to a class action settlement.
Provision for Taxes: The effective income tax rate was 26% and 30% in the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Compensation and Other Expenses: Compensation and other expenses increased $107.4 million, or 10%, to $1,172.5 million in the nine months ended June 30, 2025 compared to $1,065.1 million in the nine months ended June 30, 2024.
Compensation and Benefits:

	Nine Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$359.8	$321.3	$38.5	12%
Administrative, executive, and centralized and local operations	64.1	64.9	(0.8)	(1)%
Total variable compensation and benefits	423.9	386.2	37.7	10%
Variable compensation and benefits as a percentage of net operating revenues	29%	29%

Fixed compensation and benefits:
Non-variable salaries	246.5	224.1	22.4	10%
Employee benefits and other compensation	72.7	65.5	7.2	11%
Share-based compensation	35.2	27.7	7.5	27%
Severance	8.6	6.5	2.1	32%
Total fixed compensation and benefits	363.0	323.8	39.2	12%
Total compensation and benefits	$786.9	$710.0	$76.9	11%
Total compensation and benefits as a percentage of operating revenues	27%	28%
Number of employees, end of period	4,773	4,458	315	7%
Non-variable salaries increased within the Commercial and Institutional segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and healthcare benefits principally related to the increase in headcount, as well as a decrease in employee-elected deferred incentive, which is exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The nine months ended June 30, 2025 and 2024 included $0.9 million in accelerated long-term incentive due to the departures of executive officers.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during the first quarter of 2024 and additional restricted stock grants, as well as from increased restricted stock amortization related to employee-elected and statutorily-required deferred incentive, which results in cash exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The nine months ended June 30, 2025 and 2024 also included $1.1 million and $0.9 million, respectively, in accelerated share-based compensation due to the departure of executive officers.
During the nine months ended June 30, 2025 and 2024, severance costs included amounts related to the departure of executive officers.
Other Expenses: Other non-compensation expenses increased $30.5 million, or 9%, to $385.6 million in the nine months ended June 30, 2025 compared to $355.1 million in the nine months ended June 30, 2024.
Non-trading technology and support costs increased $8.1 million, principally due to an increase in headcount driven technology costs and compliance costs.
Occupancy and equipment rental costs increased $5.6 million, principally due to the nine months ended June 30, 2024 including a partial refund of property rates covering prior years in London. The increase is also due to additional office space acquired in London, as we consolidate office space in order to support our current and anticipated future growth, as well as higher costs in India and the U.S.
Depreciation and amortization increased $10.4 million, principally due to incremental depreciation expense from internally developed software placed into service, partially offset by lower amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2024.
During the nine months ended June 30, 2025, we recorded bad debts, net of recoveries of $2.3 million, principally related to bad debt expense from client trading deficits in our Self-Directed/Retail segment and Financial Ag & Energy business of our Commercial segment of $1.5 million and $1.1 million, respectively, which were partially offset by $0.3 million of recoveries within the LME business of our Commercial segment and our Institutional segment. During the nine months ended June 30, 2024, we recorded net recoveries of bad debts of $0.2 million, principally related to recoveries within our Institutional segment of $1.8 million, which were partially offset by bad debt expense of $1.0 million of client receivables in the Payments segment and $0.6 million within the Self-Directed/Retail segment.
Other (Loss) Gains, net: The results of the nine months ended June 30, 2025 include gains of $6.7 million, resulting from proceeds received from class action settlements, partially offset by a $2.3 million loss on the disposal of certain capitalized hardware expenditures. The results of the nine months ended June 30, 2024 included gains of $8.7 million resulting from proceeds received from class action settlements.
Provision for Taxes: Our effective income tax rate was 27% and 28% for nine months ended June 30, 2025 and 2024, respectively. The effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, U.K. bank tax, U.S. permanent differences, GILTI, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Variable compensation and benefits	$143.9	26%	$140.6	28%	$423.9	27%	$386.2	27%
Transaction-based clearing expenses	94.9	18%	81.0	16%	273.2	17%	233.8	16%
Introducing broker commissions	49.7	9%	43.1	8%	139.5	9%	124.2	9%
Total variable expenses	288.5	53%	264.7	52%	836.6	53%	744.2	52%
Fixed compensation and benefits	123.4	23%	116.9	23%	363.0	23%	323.8	23%
Other fixed expenses	133.7	24%	124.3	25%	383.3	24%	355.3	25%
Bad debts (recoveries), net	0.4	—%	0.5	—%	2.3	—%	(0.2)	—%
Total non-variable expenses	257.5	47%	241.7	48%	748.6	47%	678.9	48%
Total non-interest expenses	$546.0	100%	$506.4	100%	$1,585.2	100%	$1,423.1	100%
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2025	% of Operating Revenues	2024	% of Operating Revenues	2025	% of Operating Revenues	2024	% of Operating Revenues
Revenues:
Sales of physical commodities	$33,839.9		$26,196.2		$96,883.6		$66,339.0
Principal gains, net	327.6		307.3		932.7		880.3
Commission and clearing fees	166.7		143.6		481.4		410.8
Consulting, management, and account fees	45.4		44.7		136.4		122.3
Interest income	444.2		382.6		1,223.0		1,001.1
Total revenues	34,823.8		27,074.4		99,657.1		68,753.5
Cost of sales of physical commodities	33,804.5		26,156.0		96,730.2		66,232.7
Operating revenues	1,019.3	100%	918.4	100%	2,926.9	100%	2,520.8	100%
Transaction-based clearing expenses	94.5	9%	81.1	9%	271.4	9%	233.2	9%
Introducing broker commissions	49.7	5%	43.1	5%	139.5	5%	124.2	5%
Interest expense	375.9	37%	298.8	33%	1,007.7	34%	795.7	32%
Net operating revenues	499.2		495.4		1,508.3		1,367.7
Variable direct compensation and benefits	120.8	12%	118.1	13%	361.9	12%	324.6	13%
Net contribution	378.4		377.3		1,146.4		1,043.1
Fixed compensation and benefits	56.6		57.5		166.0		162.5
Other fixed expenses	83.2		77.4		244.6		225.0
Bad debts (recoveries), net	0.4		0.5		2.3		(0.2)
Total non-variable direct expenses	140.2	14%	135.4	15%	412.9	14%	387.3	15%
Other (loss) gains, net	(1.3)		1.8		4.4		8.7
Segment income	236.9		243.7		737.9		664.5
Allocation of overhead costs	43.0		39.2		129.1		116.8
Segment income, less allocation of overhead costs	$193.9		$204.5		$608.8		$547.7

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$33,828.7	$26,186.1	29%	$96,817.9	$66,305.6	46%
Principal gains, net	96.0	113.7	(16)%	252.8	264.5	(4)%
Commission and clearing fees	55.1	52.3	5%	158.1	143.6	10%
Consulting, management and account fees	6.1	7.1	(14)%	19.2	20.0	(4)%
Interest income	42.9	51.1	(16)%	141.8	133.7	6%
Total revenues	34,028.8	26,410.3	29%	97,389.8	66,867.4	46%
Cost of sales of physical commodities	33,803.0	26,148.1	29%	96,683.1	66,206.3	46%
Operating revenues	225.8	262.2	(14)%	706.7	661.1	7%
Transaction-based clearing expenses	21.5	19.0	13%	58.2	51.7	13%
Introducing broker commissions	12.8	11.7	9%	37.2	33.0	13%
Interest expense	23.2	11.0	111%	60.5	28.3	114%
Net operating revenues	168.3	220.5	(24)%	550.8	548.1	—%
Variable direct compensation and benefits	44.0	51.8	(15)%	140.9	133.7	5%
Net contribution	124.3	168.7	(26)%	409.9	414.4	(1)%
Fixed compensation and benefits	19.9	19.5	2%	56.6	51.5	10%
Other fixed expenses	25.2	23.5	7%	74.3	71.3	4%
Bad debts (recoveries), net	—	—	—%	0.9	—	n/m
Non-variable direct expenses	45.1	43.0	5%	131.8	122.8	7%
Other gains	1.0	—	n/m	1.0	6.9	(86)%
Segment income	80.2	125.7	(36)%	279.1	298.5	(6)%
Allocation of overhead costs	9.8	8.9	10%	29.4	26.6	11%
Segment income, less allocation of overhead costs	$70.4	$116.8	(40)%	$249.7	$271.9	(8)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$72.7	$78.6	(8)%	$210.4	$197.1	7%
OTC derivatives	58.9	66.2	(11)%	155.8	163.7	(5)%
Physical contracts	52.4	65.3	(20)%	213.9	159.8	34%
Interest / fees earned on client balances	35.4	45.2	(22)%	106.7	120.5	(11)%
Other	6.4	6.9	(7)%	19.9	20.0	(1)%
	$225.8	$262.2	(14)%	$706.7	$661.1	7%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	13,081	10,547	24%	35,124	29,704	18%
Listed derivatives, average rate per contract (1)	$5.33	$7.21	(26)%	$5.77	$6.39	(10)%
Average client equity - listed derivatives (millions)	$1,734	$1,751	(1)%	$1,732	$1,712	1%
OTC derivatives (contracts, 000’s)	1,018	959	6%	2,774	2,584	7%
OTC derivatives, average rate per contract	$58.06	$69.03	(16)%	$56.68	$63.53	(11)%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating revenues decreased $36.4 million, or 14%, to $225.8 million in the three months ended June 30, 2025 compared to $262.2 million in the three months ended June 30, 2024. Net operating revenues decreased $52.2 million, or 24%, to $168.3 million in the three months ended June 30, 2025 compared to $220.5 million in the three months ended June 30, 2024.
Operating revenues derived from listed derivatives decreased $5.9 million, principally resulting from the 26% decrease in the average rate per contract, partially offset by a 24% increase in listed derivatives contract volumes. The decline in the average rate per contract was primarily related to activity in LME base metals markets as compared to the prior year, as the prior year benefited from a widening of spreads related to U.S. and U.K. imposed sanctions on Russian base metals exports.

Operating revenues derived from OTC derivatives decreased $7.3 million, principally resulting from a 16% decrease in the average rate per contract, which was partially offset by a 6% increase in OTC derivative volumes.
Operating revenues derived from physical contracts decreased $12.9 million, as a result of a $0.3 million decrease in precious metals operating revenues, and a $12.9 million decrease in physical agricultural and energy operating revenues. Precious metals related operating revenues were unfavorably impacted by unrealized losses on derivative positions of $0.7 million in the three months ended June 30, 2025, related to physical inventories held at the lower of cost or net realizable value. Precious metals operating revenues in the three months ended June 30, 2024, were favorably impacted by realized gains of $8.4 million on the sale of physical inventories carried at the lower of costs or net realizable value, for which losses on related derivative positions were recognized in prior periods. These effects, were partially offset by increased client activity related to market volatility driven by concerns surrounding potential tariffs to be imposed by the U.S. government on imported precious metals. The decline in physical agricultural and energy operating revenues were primarily driven by diminished performance in global cotton, coffee and cocoa markets.
Interest and fee income earned on client balances declined $9.8 million, with a 1% decrease in average client equity combined with a decline in short term interest rates.
Interest expense increased $12.2 million, primarily related to heightened interest expense in our precious metals business related to carrying costs on inventory being held in the U.S. to mitigate against possible U.S. government tariffs on imported precious metals.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 35% and 31% for the three months ended June 30, 2025 and 2024, respectively.
Segment income decreased $45.5 million, as compared to a record $125.7 million in the three months ended June 30, 2024, principally due to the decline in operating revenues combined with the increase in interest expense, as well as a $2.1 million increase in non-variable direct expenses. Segment income for the three months ended June 30, 2025 includes a gain of $1.0 million related to proceeds received from a class action settlement.
For the three months ended June 30, 2025, we calculated an allocation for overhead costs of $9.8 million for the Commercial segment compared to an $8.9 million allocation in the three months ended June 30, 2024.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Operating revenues increased $45.6 million, or 7%, to $706.7 million in the nine months ended June 30, 2025 compared to $661.1 million in the nine months ended June 30, 2024. Net operating revenues increased $2.7 million, or 0.5%, to $550.8 million in the nine months ended June 30, 2025 compared to $548.1 million in the nine months ended June 30, 2024.
Operating revenues derived from listed derivatives increased $13.3 million, principally driven by an 18% increase in listed derivative contract volumes, partially offset by a 10% decrease in the average rate per contract. The decline in the average rate per contract was primarily related to activity in LME base metals markets as compared to the prior year, as the prior year benefited from a widening of spreads related to U.S. and U.K. imposed sanctions on Russian base metals exports.
Operating revenues derived from OTC transactions declined $7.9 million, principally resulting from an 11% decline in the average rate per contract, which more than offset a 7% increase in OTC derivative contract volumes.
Operating revenues derived from physical transactions increased $54.1 million, principally driven by $21.7 million and $32.2 million increases in operating revenues in our physical agricultural and energy and precious metals businesses, respectively. The increase in physical agricultural and energy operating revenues were primarily driven by strong performance in global cocoa and coffee markets.
Interest and fee income earned on client balances declined $13.8 million, with a 1% increase in average client equity more than offset by a decline in short term interest rates.
Interest expense increased $32.2 million, primarily related to heightened interest expense in our precious metals business related to carrying costs on inventory being held in the U.S. to mitigate against possible U.S. government tariffs on imported precious metals.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 33% in both the nine months ended June 30, 2025 and 2024.
Segment income decreased $19.4 million, principally due to a $32.2 million increase in interest expense, primarily related to our precious metals activities, as well as a $9.0 million increase in non-variable direct expenses, which was partially offset by the growth in operating revenues. The increase in non-variable direct expenses was primarily due to a $5.1 million increase in fixed compensation and benefits, a $1.9 million increase in trade systems and market information, a $1.4 million increase in depreciation and amortization and a $0.9 million increase in bad debts, net of recoveries. Segment income for the nine months ended June 30, 2025 and 2024 include gains of $1.0 million and $6.9 million, respectively, related to proceeds received from class action settlements.
For the nine months ended June 30, 2025, we calculated an allocation for overhead costs of $29.4 million for the Commercial segment compared to a $26.6 million allocation in the nine months ended June 30, 2024.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	115.6	89.2	30%	332.1	290.0	15%
Commission and clearing fees	97.2	77.6	25%	278.3	225.7	23%
Consulting, management and account fees	20.6	21.0	(2)%	61.4	56.0	10%
Interest income	392.6	321.1	22%	1,055.0	836.3	26%
Total revenues	626.0	508.9	23%	1,726.8	1,408.0	23%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	626.0	508.9	23%	1,726.8	1,408.0	23%
Transaction-based clearing expenses	67.5	57.3	18%	197.6	166.2	19%
Introducing broker commissions	7.8	8.6	(9)%	23.1	24.3	(5)%
Interest expense	350.6	285.3	23%	941.0	761.4	24%
Net operating revenues	200.1	157.7	27%	565.1	456.1	24%
Variable direct compensation and benefits	63.7	52.9	20%	182.4	148.6	23%
Net contribution	136.4	104.8	30%	382.7	307.5	24%
Fixed compensation and benefits	21.6	19.6	10%	62.0	56.4	10%
Other fixed expenses	25.1	23.0	9%	67.8	64.2	6%
Bad debts (recoveries), net	—	—	—%	(0.1)	(1.8)	(94)%
Non-variable direct expenses	46.7	42.6	10%	129.7	118.8	9%
Other loss, net	(2.3)	—	n/m	(1.0)	—	n/m
Segment income	87.4	62.2	41%	252.0	188.7	34%
Allocation of overhead costs	14.9	13.1	14%	44.8	39.2	14%
Segment income, less allocation of overhead costs	$72.5	$49.1	48%	$207.2	$149.5	39%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$53.7	$51.9	3%	$156.2	$154.3	1%
Securities	456.1	348.6	31%	1,228.4	957.1	28%
FX contracts	7.8	9.1	(14)%	25.3	24.7	2%
Interest / fees earned on client balances	67.0	70.1	(4)%	203.7	196.0	4%
Other	41.4	29.2	42%	113.2	75.9	49%
	$626.0	$508.9	23%	$1,726.8	$1,408.0	23%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	43,678	42,188	4%	135,969	127,595	7%
Listed derivatives, average rate per contract (1)	$1.17	$1.18	(1)%	$1.10	$1.14	(4)%
Average client equity - listed derivatives (millions)	$4,825	$4,206	15%	$4,874	$4,352	12%
Securities ADV (millions)	$9,219	$7,358	25%	$8,953	$7,013	28%
Securities RPM (2)	$276	$239	15%	$264	$256	3%
Average money market / FDIC sweep client balances (millions)	$1,208	$968	25%	$1,229	$1,025	20%
FX contracts ADV ( millions)	$2,913	$3,958	(26)%	$3,320	$3,997	(17)%
FX contracts RPM	$41	$40	3%	$39	$35	11%

(1)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(2)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating revenues increased $117.1 million, or 23%, to $626.0 million in the three months ended June 30, 2025 compared to $508.9 million in the three months ended June 30, 2024. Net operating revenues increased $42.4 million, or 27%, to $200.1 million in the three months ended June 30, 2025 compared to $157.7 million in the three months ended June 30, 2024.
Operating revenues derived from listed derivatives increased $1.8 million compared to the prior year quarter, principally due to a 4% increase in contract volumes, despite a modest decrease in the average RPC.
Operating revenues derived from securities transactions increased $107.5 million, principally driven by 25% and 15% increases in the ADV of securities traded and securities RPM, respectively, primarily as a result of increased client activity in both equity and debt capital markets.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses decreased $3.1 million, principally driven by a decline in short term interest rates, which was partially offset by 15% and 25% increases in average client equity and average money market / FDIC sweep client balances, respectively.
Primarily as a result of the increase in securities ADV, interest expense increased $65.3 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $66.4 million, to $295.5 million and interest expense directly attributable to securities lending activities increasing $8.4 million, to $25.0 million. Partially offsetting these increases, interest from short-term financing facilities and other counterparties decreased $7.3 million and interest paid to clients decreased $2.2 million to $23.8 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the three months ended June 30, 2025 compared to 23% in the three months ended June 30, 2024.
Segment income increased $25.2 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $10.8 million increase in variable direct compensation and benefits as well as a $4.1 million increase in non-variable direct expenses. The increase in segment income was partially offset by a $2.3 million loss on the disposal of certain capitalized hardware expenditures.
For the three months ended June 30, 2025, we calculated an allocation for overhead costs of $14.9 million for the Institutional segment compared to a $13.1 million allocation in the three months ended June 30, 2024.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Operating revenues increased $318.8 million, or 23%, to $1,726.8 million in the nine months ended June 30, 2025 compared to $1,408.0 million in the nine months ended June 30, 2024. Net operating revenues increased $109.0 million, or 24%, to $565.1 million in the nine months ended June 30, 2025 compared to $456.1 million in the nine months ended June 30, 2024.
Operating revenues derived from listed derivatives increased modestly compared with the prior year.
Operating revenues derived from securities transactions increased $271.3 million, principally driven by a 28% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets, as well as a 3% increase in securities RPM.
Operating revenues derived from FX contracts increased $0.6 million, principally driven by an 11% increase in the average rate per contract, which was partially offset by a 17% decline in the ADV of FX contracts traded.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $7.7 million, principally driven by increases of 12% and 20% in average client equity and average money market / FDIC sweep client balances, respectively, which was partially offset by a decline in short term interest rates.
Primarily as a result of the increase in Securities ADV, interest expense increased $179.6 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $152.5 million, to $751.7 million and interest expense directly attributable to securities lending activities increasing $23.2 million to $68.4 million. Partially offsetting these increases, interest paid to clients decreased $9.8 million to $75.0 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues declined to 23% in the nine months ended June 30, 2025 compared to 24% in the nine months ended June 30, 2024.
Segment income increased $63.3 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $10.9 million increase in non-variable direct expenses. The increase in non-variable direct expenses was primarily related to a $5.6 million increase in fixed compensation and benefits, a $1.5 million increase in trade systems and market information, a $1.7 million unfavorable variance in bad debts, net of recoveries, a $0.6 million increase in travel and business development and a $0.5 million increase in non-trading technology and support. These increases were partially offset by a $2.9 million decrease in professional fees. Segment income in the nine months ended June 30, 2025 included a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.3 million related to proceeds received from class action settlements.
For the nine months ended June 30, 2025, we calculated an allocation for overhead costs of $44.8 million for the Institutional segment compared to a $39.2 million allocation in the nine months ended June 30, 2024.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$11.2	$10.1	11%	$65.7	$33.4	97%
Principal gains, net	64.9	56.9	14%	194.6	174.3	12%
Commission and clearing fees	12.6	12.2	3%	39.8	37.1	7%
Consulting, management and account fees	18.6	14.9	25%	53.9	42.9	26%
Interest income	8.4	10.0	(16)%	24.8	29.4	(16)%
Total revenues	115.7	104.1	11%	378.8	317.1	19%
Cost of sales of physical commodities	1.5	7.9	(81)%	47.1	26.4	78%
Operating revenues	114.2	96.2	19%	331.7	290.7	14%
Transaction-based clearing expenses	3.6	3.2	13%	10.2	10.2	—%
Introducing broker commissions	27.9	22.0	27%	76.1	64.8	17%
Interest expense	2.1	2.5	(16)%	6.2	5.9	5%
Net operating revenues	80.6	68.5	18%	239.2	209.8	14%
Variable direct compensation and benefits	4.2	4.8	(13)%	11.8	13.6	(13)%
Net contribution	76.4	63.7	20%	227.4	196.2	16%
Fixed compensation and benefits	8.0	11.4	(30)%	26.3	33.0	(20)%
Other fixed expenses	26.8	26.0	3%	83.9	74.9	12%
Bad debts, net of recoveries	0.4	0.5	(20)%	1.5	0.6	150%
Non-variable direct expenses	35.2	37.9	(7)%	111.7	108.5	3%
Other gain	—	1.8	(100)%	4.4	1.8	144%
Segment income	41.2	27.6	49%	120.1	89.5	34%
Allocation of overhead costs	12.7	11.9	7%	38.0	35.4	7%
Segment income, less allocation of overhead costs	$28.5	$15.7	82%	$82.1	$54.1	52%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Securities	$29.6	$25.4	17%	$85.8	$73.8	16%
FX/CFD contracts	79.6	67.4	18%	231.6	206.7	12%
Physical contracts	3.5	2.0	75%	7.2	4.8	50%
Interest / fees earned on client balances	0.5	0.6	(17)%	1.8	2.0	(10)%
Other	1.0	0.8	25%	5.3	3.4	56%
	$114.2	$96.2	19%	$331.7	$290.7	14%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$9,277	$6,904	34%	$8,485	$6,746	26%
FX/CFD contracts RPM	$133	$152	(13)%	$143	$160	(11)%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating revenues increased $18.0 million, or 19%, to $114.2 million in the three months ended June 30, 2025 compared to $96.2 million in the three months ended June 30, 2024. Net operating revenues increased $12.1 million, or 18%, to $80.6 million in the three months ended June 30, 2025 compared to $68.5 million in the three months ended June 30, 2024.
Operating revenues derived from FX/CFD contracts increased $12.2 million, principally due to a 34% increase in ADV, which was partially offset by a 13% decrease in RPM.

Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $4.2 million, principally due to increased management fees, while operating revenues derived from physical contracts increased $1.5 million.
Interest and fee income earned on client balances were relatively flat with the prior year.
Variable expenses, excluding interest, as a percentage of operating revenues were 31% in both the three months ended June 30, 2025 and 2024.
Segment income increased $13.6 million, principally due to the increase in net operating revenues noted above, as well as a $2.7 million decrease in non-variable expenses. The decrease in non-variable direct expenses was primarily a result of a $3.4 million decline in fixed compensation and benefits and a $0.6 million decrease in selling and marketing. These decreases were partially offset by a $1.3 million increase in professional fees and a $0.3 million increase in depreciation and amortization.
For the three months ended June 30, 2025, we calculated an allocation for overhead costs of $12.7 million for the Self-Directed/Retail segment compared to an $11.9 million allocation in the three months ended June 30, 2024.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Operating revenues increased $41.0 million, or 14%, to $331.7 million in the nine months ended June 30, 2025 compared to $290.7 million in the nine months ended June 30, 2024. Net operating revenues increased $29.4 million, or 14%, to $239.2 million in the nine months ended June 30, 2025 compared to $209.8 million in the nine months ended June 30, 2024.
Operating revenues derived from FX/CFD contracts increased $24.9 million, principally due to a 26% increase in FX/CFD contracts ADV, which was partially offset by an 11% decline in FX/CFD contracts RPM.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $12.0 million, principally due to increased management fees. Operating revenues derived from physical contracts increased $2.4 million, as revenues were favorably impacted by realized gains of $1.2 million in the nine months ended June 30, 2025 on the sale of physical inventories carried at the lower of cost or net realizable value, for which losses on related derivative positions were recognized in prior periods. Operating revenues derived from physical contracts were unfavorably impacted by unrealized losses on derivative positions of $0.6 million in the nine months ended June 30, 2024 related to physical inventories held at the lower of cost or net realizable value.
Interest and fee income earned on client balances were relatively flat with the prior year.
Variable expenses, excluding interest, as a percentage of operating revenues were 30% in both the nine months ended June 30, 2025 and 2024.
Segment income increased $30.6 million, principally due to the increase in net operating revenues noted above, which was partially offset by a $3.2 million increase in non-variable direct expenses. The increase in non-variable direct expenses was partially driven by a $4.7 million increase in depreciation and amortization, a $0.9 million increase in bad debts, net of recoveries, and a $2.0 million increase in professional fees. These increases were partially offset by a $6.7 million decline in fixed compensation and benefits. Segment income was favorably impacted by a class action settlements received of $4.4 million and $1.8 million in the nine months ended June 30, 2025 and 2024, respectively.
For the nine months ended June 30, 2025, we calculated an allocation for overhead costs of $38.0 million for the Self-Directed/Retail segment compared to a $35.4 million allocation in the nine months ended June 30, 2024.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	51.1	47.5	8%	153.2	151.5	1%
Commission and clearing fees	1.8	1.5	20%	5.2	4.4	18%
Consulting, management, account fees	0.1	1.7	(94)%	1.9	3.4	(44)%
Interest income	0.3	0.4	(25)%	1.4	1.7	(18)%
Total revenues	53.3	51.1	4%	161.7	161.0	—%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	53.3	51.1	4%	161.7	161.0	—%
Transaction-based clearing expenses	1.9	1.6	19%	5.4	5.1	6%
Introducing broker commissions	1.2	0.8	50%	3.1	2.1	48%
Interest expense	—	—	—%	—	0.1	(100)%
Net operating revenues	50.2	48.7	3%	153.2	153.7	—%
Variable compensation and benefits	8.9	8.6	3%	26.8	28.7	(7)%
Net contribution	41.3	40.1	3%	126.4	125.0	1%
Fixed compensation and benefits	7.1	7.0	1%	21.1	21.6	(2)%
Other fixed expenses	6.1	4.9	24%	18.6	14.6	27%
Bad debts, net of recoveries	—	—	—%	—	1.0	(100)%
Total non-variable direct expenses	13.2	11.9	11%	39.7	37.2	7%
Segment income	28.1	28.2	—%	86.7	87.8	(1)%
Allocation of overhead costs	5.6	5.3	6%	16.9	15.6	8%
Segment income, less allocation of overhead costs	$22.5	$22.9	(2)%	$69.8	$72.2	(3)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Operating Revenues (in millions):
Payments	$52.3	$50.0	5%	$158.3	$157.8	—%
Other	1.0	1.1	(9)%	3.4	3.2	6%
	$53.3	$51.1	4%	$161.7	$161.0	—%

Volumes and Other Select Data:
Payments ADV (millions)	$80	$69	16%	$81	$69	17%
Payments RPM	$10,614	$11,264	(6)%	$10,515	$12,053	(13)%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating revenues increased $2.2 million, or 4%, to $53.3 million in the three months ended June 30, 2025 compared to $51.1 million in the three months ended June 30, 2024. Net operating revenues increased $1.5 million, or 3%, to $50.2 million in the three months ended June 30, 2025 compared to $48.7 million in the three months ended June 30, 2024.
The increase in operating revenues was principally due to a 16% increase in ADV, which was partially offset by a 6% decline in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 23% in the three months ended June 30, 2025 compared to 22% in the three months ended June 30, 2024, principally driven by a decline in variable compensation and benefits.
Segment income decreased $0.1 million, as the increase in operating revenues noted above, were more than offset by an increase in transaction-based clearing expenses and introducing broker commissions, as well as a $0.3 million increase in variable compensation and a $1.3 million increase in non-variable direct expenses.

For the three months ended June 30, 2025, we calculated an allocation for overhead costs of $5.6 million for the Payments segment compared to a $5.3 million allocation in the three months ended June 30, 2024
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Operating revenues increased $0.7 million, to $161.7 million in the nine months ended June 30, 2025 compared to $161.0 million in the nine months ended June 30, 2024. Net operating revenues decreased $0.5 million, or 0%, to $153.2 million in the nine months ended June 30, 2025 compared to $153.7 million in the nine months ended June 30, 2024.
The increase in operating revenues was principally driven by a 17% increase in the ADV, which was partially offset by a 13% decline in RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in both the nine months ended June 30, 2025 and 2024.
Segment income decreased $1.1 million, as the increase in operating revenues noted above, was more than offset by a $2.5 million increase in non-variable expenses, including a $1.9 million increase in professional fees.
For the nine months ended June 30, 2025, we calculated an allocation for overhead costs of $16.9 million for the Payments segment compared to a $15.6 million allocation in the nine months ended June 30, 2024.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$20.8	$21.1	(1)%	$56.9	$56.9	—%
Fixed compensation and benefits	57.8	52.5	10%	174.3	141.8	23%
	78.6	73.6	7%	231.2	198.7	16%
Other expenses:
Occupancy and equipment rental	12.7	13.1	(3)%	36.9	33.5	10%
Non-trading technology and support	17.0	14.3	19%	48.4	40.9	18%
Professional fees	11.2	8.1	38%	28.6	23.9	20%
Depreciation and amortization	7.1	6.1	16%	20.3	17.7	15%
Communications	1.5	1.3	15%	4.4	4.5	(2)%
Selling and marketing	1.9	0.4	375%	5.1	6.0	(15)%
Trading systems and market information	2.5	2.5	—%	5.9	5.7	4%
Travel and business development	2.7	2.5	8%	7.5	6.3	19%
Other	5.2	6.9	(25)%	9.4	16.0	(41)%
	61.8	55.2	12%	166.5	154.5	8%
Overhead costs and expenses	140.4	128.8	9%	397.7	353.2	13%
Allocation of overhead costs	(43.0)	(39.2)	10%	(129.1)	(116.8)	11%
Overhead costs and expense, net of allocation to operating segments	$97.4	$89.6	9%	$268.6	$236.4	14%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The increase in non-variable compensation was partially related to a reorganization of certain IT personnel, including the move of certain development teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT resources. Additionally, the increase in non-variable compensation was partially a result of hiring among our support departments, principally due to company growth. Average administrative headcount increased 25%.
Non-trading technology and support increased $2.7 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount.
Professional fees increased $3.1 million, principally due to corporate merger and acquisition activity.
Selling and marketing costs increased $1.5 million, principally due to an increase in corporate branding initiatives.
The decrease in Other is principally due to the increase in cost offset from the centralized shared services movement discussed above.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
The increase in non-variable compensation was partially related to a reorganization of our IT personnel, including the move of certain development teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option awards during December 2024.

Fixed compensation and benefits for the nine months ended June 30, 2025 and 2024 included, in aggregate, $6.6 million and $4.5 million, respectively, related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of two executive officers.
Occupancy and equipment rental increased $3.4 million, principally due to the prior year including a partial refund of property rates covering prior year in London, as well as higher utility costs.
Non-trading technology and support increased $7.5 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount.
Selling and marketing costs decreased $0.9 million, principally due to costs related to our global sales summit, held in February 2024, which occurs on a once-every-two years rotation.
Travel and business development increased $1.2 million, principally due to higher transportation and lodging costs. This increase is also partially related to the reorganization of certain IT personnel discussed above.
The decrease in Other is principally due to the increase in cost offset by the centralized shared services movement discussed above.
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
As of June 30, 2025, we had total equity of $1,978.8 million, outstanding loans under revolving credit facilities and other payables to lenders of $352.7 million, and $543.9 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2025, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of June 30, 2025 and September 30, 2024, were $34,265.6 million and $27,466.3 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $58.5 million and $80.0 million for the nine months ended June 30, 2025 and 2024, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
On July 8, 2025, we issued $625 million in aggregate principal amount of the Notes due 2032, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and certain of its domestic subsidiaries. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price of the RJO acquisition and to pay related fees and expenses.
Committed Credit Facilities
As of June 30, 2025, we had five committed bank credit facilities, totaling $1,355.0 million, of which $232.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility committed until June 3, 2028, under which $650.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 28, 2025, under which $250.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short-term funding.
•A syndicated borrowing facility committed until July 29, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”), to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex.

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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2025, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended June 30, 2025, interest expense directly attributable to trading activities includes $1,004.9 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $87.5 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2025. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of June 30, 2025 and September 30, 2024, the Company had $114.2 million and $104.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2025. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $800.5 million from $6,672.6 million as of September 30, 2024 to $7,473.1 million as of June 30, 2025. During the nine months ended June 30, 2025, net cash of $858.9 million was provided by operating activities, $58.9 million was used in investing activities and net cash of $3.9 million was used in financing activities.
Net cash used in financing activities during the nine months ended June 30, 2025 included outflows in the period related to deferred payments on acquisitions of $21.1 million and share withholdings of $6.4 million. Inflows in the period related to short term loans, netting $13.9 million, and stock option exercises of $9.7 million.
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
Unrealized gains and losses on open positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Similarly, gains and losses become realized when client transactions are liquidated, although they do not affect cash flow. To some extent, the amount of net deposits made by our clients in any given period is influenced by the impact of gains and losses on our client balances, such that clients may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.
We evaluate opportunities to expand our business. Investing activities included $44.9 million in capital expenditures for property and equipment during the nine months ended June 30, 2025 compared to $48.5 million during the prior year. Additionally, we expended $13.8 million of net cash on the Company’s acquisitions.
Fluctuations in exchange rates increased our cash, segregated cash, cash equivalents and segregated cash equivalents by $4.4 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2025 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations, we are engaged in various securities trading, borrowing and lending activities serving solely institutional counterparties. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair the counterparties’ ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2025 and September 30, 2024, at fair value of the related financial instruments, totaling $3,707.7 million and $2,853.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2025, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2025. The totals of $3,707.7 million and $2,853.3 million include a net liability of $207.7 million and $265.0 million for derivative contracts, including those designated as hedges, based on their fair value as of June 30, 2025 and September 30, 2024, respectively.
We do not anticipate non-performance by counterparties in the situations described above. We have a policy of reviewing the credit standing of each counterparty with which we conduct business. We have credit guidelines that limit our current and potential credit exposure to any one counterparty. We administer limits, monitor credit exposure, and periodically review the financial soundness of counterparties. We manage the credit exposure relating to our trading activities in various ways, including entering into collateral arrangements and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions and entering into risk reducing transactions.
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024.
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

One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, the OBBBA was signed into law in the US. This law contains a broad range of tax reform provisions. We are currently evaluating the potential impacts of the OBBBA, but, at this time, we do not expect this law to have a material impact on our financial position or the results of our operations.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2025The graph above includes unrealized price movements in our precious metals inventories and related futures hedge positions during the period depicted in which we experienced temporary dislocations in published London spot market cash prices and Comex listed gold and silver futures contracts, related to potential tariffs to be imposed by the U.S. government on imported metals.

Marked-to-Market Revenues
Number of Days
45
40
35
30
25
20
15
10
5
0
1
1
1
4
11
21
33
45
30
25
10
3
3
1
4
($24,000) to ($22,000)
($10,000) to ($8,000)
($4,000) to ($2,000)
($2,000) to 0
$0 to $2,000
$2,000 to $4,000
$4,000 to $6,000
$6,000 to $8,000
$8,000 to $10,000
$10,000 to $12,000
$12,000 to $14,000
$14,000 to $16,000
$16,000 to $18,000
$18,000 to $20,000
> $25,000
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of June 30, 2025, an immediate 25 basis point decrease in short-term interest rates would result in approximately $6.8 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of June 30, 2025, $352.7 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2025, $550.0 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2025.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2025 to April 30, 2025	25,386	$88.41	—	2,250,000
May 1, 2025 to May 31, 2025	—	—	—	2,250,000
June 1, 2025 to June 30, 2025	94	84.66	—	2,250,000
Total	25,480	$88.40	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of April 13, 2025, by and among StoneX Group Inc., RTS Merger Sub Inc., RTS Investor Corp. and Westmoor Trail Partners LLC, in its capacity as representative of the Equityholders as set forth therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on April 14, 2025).

4.1
Indenture by and among StoneX Escrow Issuer LLC, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated July 8, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 8, 2025).

4.2
Form of 6.875% Senior Secured Notes due 2032 (included in the Indenture of StoneX Group Inc., dated as of July 8, 2025). (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 8, 2025).

4.3
First Supplemental Indenture dated as of July 31, 2025 to the Indenture by and among StoneX Group Inc. (as successor to StoneX Escrow Issuer LLC), the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated July 8, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 31, 2025).

10.1
Restatement Agreement, dated June 3, 2025 to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Restatement Agreement contains the Amended Credit Agreement, as amended by the Restatement Agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on June 4, 2025).

10.2
Supplement No. 1 to Intercreditor Agreement, dated as of July 31, 2025, by and among the Company, the subsidiaries of the Company party from time to time thereto, Bank of America, N.A., as first lien agent, The Bank of New York Mellon, as second lien agent, and Bank of America, N.A., as control agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 31, 2025).

10.3
Supplement No. 1 to Security and Pledge Agreement, dated as of July 31, 2025, by and among the Company, the subsidiaries of the Company party from time to time thereto, and The Bank of New York Mellon, as collateral agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 31, 2025).

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
StoneX Group Inc.

Date:	August 6, 2025	/s/ Philip A. Smith
Philip A. Smith
Chief Executive Officer

Date:	August 6, 2025	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer