Form 10-K
period 2025-09-30
StoneX Group Inc.
filed 2025-11-28
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,838.7 million.
As of November 21, 2025, there were 52,243,891 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 10, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

StoneX Group Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2025

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
PART I
Item 1. Business
Overview of Business and Strategy
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platforms and team of more than 5,400 employees as of September 30, 2025. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world.
We offer a vertically integrated product suite, beginning with high-touch and electronic access to nearly all major financial markets worldwide, as well as numerous liquidity venues. We deliver this access through the entire lifecycle of a trade, from deep market expertise and on-the-ground intelligence to best execution and post-trade clearing, custody and settlement services. We believe this is a unique product offering outside of bulge bracket banks, which creates long-term relationships with our clients. Our business model has created a revenue stream diversified by asset class, client type and geography, earning commissions and spreads as clients execute transactions across our global network, monetizing non-trading client activity including interest and fee earnings on client balances as well as earning consulting fees for our market intelligence and risk management services.
We currently serve more than 80,000 commercial, institutional, and payments clients, and over 400,000 self-directed/retail accounts located in more than 180 countries. Our clients include commercial entities, regional, national and introducing broker-dealers, asset managers, insurance companies, brokers, institutional and individual investors, professional traders, commercial and investment banks as well as government and non-governmental organizations (“NGOs”). We believe our clients value us for our attention to their needs, expertise and flexibility, global reach, ability to provide access to liquidity in hard-to-reach markets and opportunities, and status as a well-capitalized and regulatory-compliant organization.
We engage in direct sales efforts to seek new clients, with a strategy of extending our services to potential clients that are similar in size and operations to our existing client base. In executing this strategy, we intend to both target new geographic locations and expand services offered in geographic locations in which we currently operate in an effort to increase our market share or where there is an unmet demand for our services. Through our mobile platforms and intranet websites, including StoneX.com, FOREX.com, and StoneXBullion.com we seek to attract and onboard new clients generated from digital marketing and brand advertising initiatives. We also pursue new clients through indirect channels, including our StoneX Marketing Partners affiliate program, StoneX.com/marketing partnerships; our relationships with introducing brokers, who solicit clients on our behalf; and white label partners, who offer our services to their clients under their own brand. In addition, we selectively pursue small- to medium-sized acquisitions, focusing primarily on targets that satisfy specified criteria, including client-centric organizations that enable us to increase market share in existing products, or which help us expand into new asset classes, client segments and geographies where we currently have a small or limited market presence.
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

We focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain our daily operations and making non-interest expenses variable, to the greatest extent possible. Our strategy is to utilize a centralized and disciplined process for capital allocation, risk management and cost control, while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial, operational and compliance controls. We believe this strategy enables us to build a more scalable and significantly larger organization that embraces an entrepreneurial approach to business, supported by strong centralized financial and compliance controls.
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
Capabilities
We connect our clients to global financial and physical markets and liquidity sources to enable them with efficient access to a broad array of financial and physical products through a combination of high-touch service and digital platforms in pursuit of their business objectives. Our financial network connects our clients to over 40 derivatives exchanges, approximately 185 foreign exchange markets, most global securities exchanges and over 18,000 over-the-counter markets.
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
Clearing
We provide competitive and efficient clearing on all major futures exchanges globally. We operate two of the largest non-bank futures commission merchants (“FCM”) in the United States (“U.S.”) as measured by their required client segregated and foreign secured assets of $7.4 billion and $6.3 billion, respectively, as of September 30, 2025. Our United Kingdom (“U.K.”) subsidiary is one of only eight Category One ring dealing members of the London Metals Exchange (the “LME”). In addition, we act as an independent full-service provider of clearing, custody, research and security-based lending products in the global securities markets. We provide multi-asset prime brokerage, outsourced trading and custody, as well as self-clearing and introduced clearing services for hedge funds, mutual funds and family offices. We provide prime brokerage services in major foreign currency pairs and swap transactions to institutional clients. Additionally, we provide clearing of foreign exchange transactions, as well as clearing of a wide range of over-the-counter (“OTC”) products.
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
Payments
We have built a scalable platform to provide end-to-end global payment solutions to banks and commercial businesses, as well as charities, non-governmental organizations (“NGOs”) and government organizations. We offer payments services in more than 140 currencies. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis deriving revenue from the difference between the purchase and sale prices. Through our comprehensive platform and our commitment to client service, we provide simple and fast execution, delivering funds in any of these countries quickly through our global network of approximately 375 correspondent banking relationships.

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
We operate a comprehensive investment banking platform which provides both investment banking services and equity research. This includes participating in the underwriting and trading of equity securities, agency mortgage-backed, commercial mortgage-backed, asset-backed and municipal securities as well as structured credit in domestic and international markets. Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products. Through our independent wealth management business, we provide advisory services to the growing retail investor market.
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
Physical Trading
We act as a principal to support the needs of our clients in a variety of physical commodities, primarily precious metals, as well as across the commodity complex, including energy and renewable fuels, grains, oil seeds, cotton, coffee, cocoa, edible oils, feed products and meats. Through these activities, we have the ability to offer a simplified risk management approach to our commercial clients by embedding more complex hedging structures as part of each physical contract to provide clients with enhanced price risk mitigation. We also offer clients efficient off-take or supply services, as well as logistics management.
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
In addition, we act as a principal to facilitate physical commodity trading and provide marketing, procurement, logistics and price management services to clients across the commodity complex, including renewable fuels, grains, oil seeds, cotton, coffee, cocoa, sugar, edible oils, feed products and meats. We selectively provide financing to commercial companies against physical inventories.
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
Competitive Environment - Commercial Segment
Industry participants include producers/end-users, wholesalers and merchants, corporations, introducing brokers, grain elevators, merchandisers, importer/exporter and market intermediaries such as FCMs and swap dealers, liquidity venues such as commodity exchanges, financial exchanges and OTC markets. Commercial entities face a variety of risks, including risks related to commodity input pricing, supply chain management and inventory financing, interest rate changes, foreign exchange rate changes, and price and quantity volatility in their outputs. Market intermediaries facilitate the identification, management and hedging of commodity and financial risks on behalf of commercial entities by designing and executing hedging programs using various hedging instruments, including futures and options traded on exchanges or plain vanilla and more complex structured products traded bi-laterally on the OTC markets. Commercial entities occasionally prefer to manage exposure to physical commodities through direct purchase and sale agreements for which they may utilize the services of physical commodity merchants.
The need for, and volume of, client hedging activity is driven by commodity supply and demand dynamics, quantity and quality of commodity production and consumption, both locally and globally, trading of various commodities, and economic and geopolitical factors. In addition, the price levels and price volatility of various commodities generally increase the need of commercial clients to hedge. FCMs, swap dealers, physical commodity merchants and other intermediaries and service providers create value for commercial clients by managing risks across the clients’ operations, allowing them to focus on their core expertise. In addition, commercial clients often face financial risks such as interest rate and foreign exchange rate volatility, which these intermediaries help to mitigate. Physical commodity merchants serve clients by providing trading, hedging, inventory financing and logistics services.
Competitors in the Commercial segment include independent (non-bank) FCMs, FCMs affiliated with large commodity producers, global banks and independent and bank-owned swap dealers. Although global banks represent the vast majority of client segregated assets, they tend to focus on larger clients. Independent, non-bank FCMs tend to focus on serving small- to mid-sized commercial clients where they face less competition from the global banks. Over the last 15 years since the financial crisis, global banks have increased the minimum size of clients they are willing to serve, in part due to decreasing profit margins often driven by regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in the United States and the revised Markets in Financial Instruments Directive (“MiFID II”) and accompanying regulation, Markets in Financial Instruments Regulation (“MiFIR”) in Europe. This has presented an opportunity for non-bank participants in this industry, such as us, to acquire small and mid-sized clients and increase market share.
We strive to increase market share and attract new clients that are underserved by global banks, capitalizing on our position as one of few publicly listed mid-sized financial services companies offering our clients access to global futures and options products through our well-capitalized independent FCMs, structured OTC products through our swap dealer as well as our physical commodity offerings. We have also taken advantage of opportunities to consolidate sub-scale competitors into our Commercial businesses.
Institutional
We provide institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally, as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Additionally, we operate a comprehensive investment banking platform which provides both investment banking services and equity research.

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
We are an independent full-service provider to introducing broker-dealers (“IBD’s”) of clearing, custody, research, syndicated and security-based lending products and services, including a proprietary technology platform which offers efficient connectivity to ensure a positive client experience through the clearing and settlement process. We believe we are one of the leading mid-market clearers in the securities industry, with approximately 100 correspondent clearing relationships with over $37 billion in assets under management or administration as of September 30, 2025.
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
As of September 30, 2025, our two U.S. FCMs held $7.4 billion and $6.3 billion in required client segregated and foreign secured assets, which combined makes us the largest non-bank FCM in the U.S., as measured by required client segregated and foreign secured assets. We seek to leverage our capabilities and capacity in clearing to financial institutions, institutional trading firms, professional traders and introducing brokers as well as offering facilities management or outsourcing solutions to other FCMs.
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
Self-Directed/Retail
We provide our self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange and CFDs, which are investment products with returns linked to the performance of underlying assets, and both financial trading and physical investment in precious metals. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the United States and Latin America.
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
Volume growth in the payments market has been steady, driving revenue growth for cross-border payments providers. Increasingly, this volume growth comes from transactions to emerging economies, benefiting those few providers such as us who have a strong competitive position in those emerging economies and an extensive correspondent bank network that would be difficult to replicate. However, as reported in the Boston Consulting Group 2024 Global Payments Report, in recent years these rates of growth have slowed, with market participants shifting focus to unit economics, technological advances and addressing heightened regulatory scrutiny. While growth rates have slowed, the highest rates of growth through 2028 are expected to be in Latin America, the Middle East and Africa, which we believe has the potential to directly benefit our payments business.
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
Subsequent Acquisitions
Plantureux
On November 3, 2025, one of the Company’s subsidiaries, StoneX Financial Europe GmbH, acquired all outstanding shares of Plantureux et Associés, a Paris-based brokerage firm specializing in agricultural commodities across both the physical and derivatives markets.
Intercam Securities, Inc. and Intercam Advisors, Inc.
On October 17, 2025, we acquired all the outstanding shares of Intercam Securities, Inc. and Intercam Advisors, Inc., both U.S.-based firms providing brokerage and investment advisory services to Latin America clients. Subsequent to the acquisitions, the companies have been renamed as StoneX International Securities Inc. and StoneX International Advisors, Inc.
Acquisitions during Fiscal Year 2025
Right Corporation
On September 3, 2025, the Company acquired Right Corporation, a Montana corporation. Right Corporation provides trading and logistics services for independent meat packing operations, distributors, and end-users. Subsequent to the acquisition, the company has been renamed as Right Company LLC.
R.J. O’Brien
On July 31, 2025, the Company acquired RTS Investor Corp., a Delaware corporation, which was the parent company for the R.J. O’Brien global business (“RJO”), including R.J. O’Brien & Associates, LLC, the oldest futures brokerage in the U.S. The acquisition has made StoneX the largest non-bank FCM in the U.S. and is expected to enhance its role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition is expected to expand the Company’s client float and add many introducing brokers to its network, while RJO’s clients benefit from the Company’s extensive range of markets, products, and services.
In connection with the acquisition of RJO, on July 8, 2025, the Company issued $625.0 million in aggregate principal amount of the Notes due 2032, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price and to pay related fees and expenses.

Benchmark
On July 31, 2025, the Company acquired The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. Headquartered in New York City and operating nationwide, Benchmark has been delivering exceptional client service, market access, and deep market and industry expertise for over 35 years. This acquisition will strengthen the Company’s offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking.
Bamboo
On March 13, 2025, the Company purchased a 20% interest in Bamboo Payment Holding LLC (“Bamboo”) as part of a strategic partnership to expand cross-border payment offerings and coverage for global merchants. Bamboo is a cross-border payments company that allows global merchants to accept and make payments in Latin America.
Octo Finances SA
On January 31, 2025, the Company acquired all outstanding shares of Octo Finances SA (“Octo”), a fixed income broker based in Paris, France. Octo, which specializes in bond and convertible sales, debt capital markets, and credit research, expands the Company’s offering in fixed income and strengthens its capabilities in Europe.
Assets of JBR Recovery Limited
On October 1, 2024, the Company’s subsidiary, StoneX Metals Limited, acquired the recycling and refining business, along with certain assets, including licenses, silver inventory and refining/recycling equipment, from JBR Recovery Limited (“JBR”), a recycling and refining business incorporated in England and Wales. JBR is one of only two UK companies accredited for the supply of “Good Delivery” silver to the London Bullion Market. This acquisition extends our metals offering into sourcing and refining.
Acquisitions during Fiscal Year 2024
Trust Advisory Group, Ltd.
In September 2024, our subsidiary StoneX Advisors Inc. acquired all of the outstanding shares of Trust Advisory Group, Ltd. (“TAG”), a Massachusetts corporation. TAG is a FINRA and SIPC registered investment advisor offering a range of investing models to its customer base of mainly retail investors. The TAG acquisition reinforces the Company’s commitment to high-quality financial solutions and enhances its service reach into the Northeast.
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
U.S. Regulation
The commodities industry in the U.S. is subject to extensive regulations under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”). Similarly, the securities industry in the United States is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the SEC, state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and the Financial Industry Regulatory Authority (“FINRA”). These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities.
Our subsidiaries, StoneX Advisors Inc. and OASIS Investment Strategies, LLC, are registered with, and subject to oversight by, the SEC as investment advisers. As such, in their relations with their advisory clients, StoneX Advisers Inc. and OASIS Investment Strategies, LLC are subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. These laws and regulations include obligations relating to, among other things, custody and management of client assets, marketing activities, self-dealing and full disclosure of material conflicts of interest, and generally grant the SEC and other supervisory bodies administrative powers to address non-compliance.
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
Net Capital Requirements
Many of our subsidiaries are regulated and subject to minimum and/or net capital requirements. All of our subsidiaries are in compliance with their capital regulatory requirements as of September 30, 2025. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 to the Consolidated Financial Statements.
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
In addition, we are subject to CFTC regulation 1.25, which governs the acceptable investment of client segregated assets. This regulation allows for the investment of client segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. We predominantly invest our client segregated assets in U.S. Treasury securities and interest-bearing bank deposits.
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

CFDs referencing cryptocurrencies
The FCA adopted rules to ban the sale of CFDs referencing cryptocurrencies to retail consumers in January 2021.
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
Our U.K. and E.U. entities take a risk-based approach and senior management is responsible for addressing these risks. There is a requirement to regularly identify and assess the exposure to financial crime risk and report to the governing body on the same. This enables the targeting of financial crime resources on the areas of greatest risk. Procedures in the U.K. and E.U. are based on guidance and requirements issued both at a national and supranational level.
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
•keep all records relating to the conclusion of derivative contracts and any subsequent modification for 5 years;
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

•the nature, volume, and frequency of the retail client’s transactions in financial instruments and the period over which they have been carried out; and
•the level of education and profession, or relevant former profession, of the retail client or potential retail client.
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
Payments Services Regulations 2017
The Payments Services Regulations 2017 (“PSRs”) implemented the second Payments Services Directive (“PSD II”) in the U.K., which contained the requirement for payment services firms to introduce strong customer authentication (“SCA”) on the payment platforms.
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
The E.U. Markets in Crypto Assets Regulation (“MiCA”) was effective for Crypto-Asset Service Providers (“CASPs”) from the end of December 2024. Entities registered by the CBI and operating as VASPs by that date can take advantage of a 12-month transition period within which they can continue operating while applying for authorization as a CASP. StoneX Digital International Limited, the Group’s Ireland-based digital assets entity, is registered with the CBI as a VASP with the CBI, and intends to apply for authorization as a CASP in Ireland under MiCA. The VASP application comprised a comprehensive CBI review of the Firm’s financial crime systems and controls.
Other International Regulation
Our operating subsidiaries in jurisdictions outside of the U.S., U.K., and E.U. are registered with, or obtained a license from, local regulatory bodies that seek to protect clients by imposing requirements relating to capital adequacy and other matters.
Several of our foreign subsidiaries are subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of clients must be segregated from the firm’s own assets.
Asia Pacific
In the Asia Pacific region, our subsidiaries operate under licenses and/or authority from various regulators. In Singapore, StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore and is a Capital Markets Service Licensee (for dealing in capital market products), an Exempt Financial Adviser (for advising on investment products and issuing or promulgating analyses/ reports on investment products) and a Major Payments Institution (for cross-border and domestic money transfer services). In addition, in Singapore, StoneX APAC Pte. Ltd. is regulated as a Dealer under the Precious Stones and Precious Metals (Prevention of Money Laundering and Terrorism Financing) Act 2019 for purposes of anti-money laundering and countering the financing of terrorism, and is authorized to act as a Spot Commodity Broker under the Commodity Trading Act 1992.
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
Exchange Memberships
Through our various operating subsidiaries, we are members of a number of exchanges, including the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, COMEX, InterContinental Exchange, Inc., the MIAX Futures Exchange, the London Metal Exchange, ICE Europe Ltd, Eurex Exchange, Dubai Mercantile Exchange, Euronext Amsterdam, Euronext Paris, European Energy Exchange, B3 S.A., Norexco ASA, the Rosario Futures Exchange, ICE Futures Abu Dhabi, India International Bullion Exchange, Australian Securities Exchange, the Montreal Exchange, Nodal Exchange, CBOE Futures Exchange, ICE Endex Energy Exchange and the Singapore Exchange. These exchanges impose their own requirements on a variety of matters, in some cases addressing capital adequacy, protection of client assets, record-keeping and reporting.
Failure to comply with our exchange membership requirements could result in a variety of consequences, including, but not limited to fines and revocation of memberships, which would limit our ability to carry on our business with these exchanges.

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
•Performance evaluations. Employee performance is evaluated annually through written self-assessments which are reviewed in discussions with supervisors and managers. Mid-year check-ins are also conducted to provide feedback, assess progress toward goals, and ensure continued alignment with business priorities. Employee performance is assessed based on a variety of key performance indicators, including achievement of objectives specific to the employee’s department or role, an assessment of company core competencies, feedback from peers and subordinate employees and managers in other departments and an assessment conducted by the employee’s direct manager.
•Business Unit Training. Business units provide hands-on training to their employees to equip them for success in their roles and provide increased opportunities to develop their careers.
•Learning and Development Platforms. We provide employees with access to LinkedIn Learning, the firm’s primary platform for professional skills development. This platform offers employees self-directed learning opportunities in areas such as leadership, communication, collaboration, and other critical soft skills that support career advancement and alignment with the company’s core competencies.
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
•     Newly enhanced family-friendly benefits, which include eight (8) weeks of paid leave for our parental bonding, adoption, and birth-related leaves, as well as fertility benefits.
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
We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office (“USPTO”), including: StoneX, StoneX One, StoneHedge, StoneX Bullion, IRMP, FC Stone, CommodityNetwork, CoffeeNetwork, Gain Capital, FOREX.com, It’s Your World. Trade It., Gain Capital Futures, Gain Futures, Hrvyst, RJO Connect, Service is Our Trade, and RJ Oasis Strategic Investment Solutions. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., the E.U., Singapore and China. We also have pursued trademark protection through the Madrid Protocol covering our StoneX brand name in a variety of jurisdictions. To date, we have received grants of registration in Australia, Brazil, Benelux, Columbia, the U.K., Japan, South Korea, Mexico, Singapore and are awaiting examination resolutions in other jurisdictions.
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
Our financial position and results of operations may be adversely affected by unfavorable economic and financial market conditions as well as catastrophic events and crises such as pandemics, armed conflicts, wars and geopolitical tensions.
Economic and financial market conditions, including conditions impacted by public health emergencies, such as the COVID-19 pandemic, and geopolitical events such as terrorism and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, have created significant market volatility, uncertainty and economic disruption. While increased volatility is typically a driver of increased client activity and growth in our operating revenues, longer periods of extreme volatility and dislocation in global securities, foreign exchange and commodity markets may affect our ability to establish effective offsetting positions in our principal trading and market-making activities which may expose us to trading losses. In addition, in the event that a global recession or slowdown occurs, this could lead to extended periods of low short-term interest rates and decreased volatility which could adversely affect our profitability. We also may be exposed to increased counterparty default, liquidity and credit risks with respect to our client accounts, which means if our clients experience losses in excess of the funds they have deposited with us, we may not be able to recover the negative client equity from our clients. In these circumstances, we may nonetheless be required to fund positions with counterparties using our own funds, which in turn would reduce our liquidity buffers. If any of these risks materialize, our operating results or ability to conduct our business may be materially adversely affected.
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

To the extent that our business, financial condition, liquidity or results of operations are adversely affected by catastrophic events and crises, including public health emergencies and armed conflicts, these events may also have the effect of heightening many of the other risks described herein and in any future filings we make with the SEC.
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
Declines in the volume of securities, commodities and derivative transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and other assets, and in interest and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changes in price levels also may result in losses in the fair value of securities, commodities and other assets held in inventory. Sudden sharp changes in the fair value of securities, commodities and other assets can result in a number of adverse consequences for our business, including illiquid markets, fair value losses arising from positions held by us, and the failure of buyers and sellers of securities, commodities and other assets to fulfill their settlement obligations. Any change in market volume, price, liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
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
We are subject to margin funding requirements on short notice. Our business involves establishment and carrying of substantial open positions for clients on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our clients for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, regardless of whether we are able to collect additional margin or credit support from our clients. We maintain borrowing facilities for the purpose of funding margin and credit support and have in place procedures for collecting margin and other deposits from clients on a same-day basis; however, there can be no assurance that these facilities and procedures will provide us with sufficient funds to satisfy funds to satisfy any additional margin or credit support we may be required to post in the event of severe adverse price movements affecting the open positions of our clients. Generally, if a client is unable to meet its margin call, we promptly liquidate the client’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that liquidation will be feasible, given market conditions, size of the account and tenor of the positions.
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
Our risk management policies and procedures rely on a combination of technology and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In addition, our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. To the extent that we elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, we will be exposed to the risk of greater losses. Even if our risk management procedures are effective in mitigating known risks, new unanticipated risks may arise and we may not be protected against significant financial loss stemming from these unanticipated risks. These new risks may emerge if, among other reasons, regulators adopt new interpretations of existing laws, new laws are adopted or third-parties initiate litigation against us based on new, novel or unanticipated legal theories. Our risk management policies and procedures may not prevent us from experiencing a material adverse effect on our financial condition and results of operations and cash flows.
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
Furthermore, the widespread and expanding interconnectivity among financial institutions, clearing banks, CCPs, payment processors, financial technology companies, securities exchanges, clearing houses and other financial market infrastructures increases the risk that the disruption of an operational system involving one institution or entity, including those due to a cyber attack, may cause industry-wide operational disruptions that could materially affect our ability to conduct business.
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
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations. As of September 30, 2025, our total consolidated indebtedness was $1,941.0 million, and we may increase our indebtedness in the future as we continue to expand our business. The level of our indebtedness could have material adverse effects on our business, financial condition and results of operations, including:
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
As of September 30, 2025, $782.0 million of our borrowings are subject to variable interest rates and as such, in periods of rising interest rates, our cost of funds will increase, which could reduce our net income.
Committed credit facilities currently available to us might not be renewed. As of the date of this report, we have various committed credit facilities under which we could borrow up to $1,705.0 million, consisting of:
•a $650.0 million facility for general working capital requirements, committed until June 3, 2028;
•a $325.0 million facility for short-term funding of margin to commodity exchanges, committed until October 27, 2026;
•a $325.0 million committed facility for financing commodity financing arrangements and commodity repurchase agreements, committed until July 29, 2026;
•a $180.0 million committed subordinated credit facility that complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC, committed until April 30, 2027;
•a $175.0 million facility for short-term funding of margin to commodity exchanges, committed until October 6, 2026; and

•a $20.0 million facility for general working capital requirements, committed until January 23, 2026;
•a $15.0 million facility for general working capital requirements, committed until September 4, 2026;
•a $15.0 million facility for general working capital requirements, committed until October 1, 2026;
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
The agreements governing our notes and other debt contain financial covenants that impose restrictions on our business. The indentures governing our 7.875% Senior Secured Notes due 2031, 6.875% Senior Secured Notes due 2032 and the agreements governing our above-mentioned committed credit facilities impose significant operating and financial restrictions and limit our ability and that of our restricted subsidiaries to incur and guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock and prepay, redeem or repurchase certain debt, among other restrictions.
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
Failure to comply with any of these laws, rules or regulations could result in material adverse effects on or business, results of operations and financial condition, including as a result of regulatory investigations and enforcement proceedings, civil litigation, fines and/or other settlement payments. In addition, changes in existing rules or regulations, including the interpretation thereof, or the adoption of new rules or regulations, could subject us to increased cost and risk of regulatory investigation or civil litigation, one or more of which could have a material adverse effect on our business, financial condition and results of operations.
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
International Operations Risks
Our international operations involve special challenges that we may not be able to meet, which could adversely affect our business, financial condition and results of operations. We engage in a significant amount of business with clients in markets outside the United States. We face certain additional risks that are inherent in doing business in international markets, particularly in the regulated industries in which we participate. These risks include an inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and are also subject to unexpected change, difficulties of debt collection and enforcement of contractual rights in foreign jurisdictions and reduced protection for intellectual property rights.
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
As we operate or otherwise extend our services in certain jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement actions and sanctions for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, we may be required to cease operations in one or more of the countries in which we operate without registration, licensing or authorization, or our growth may be limited by newly imposed regulatory or other restrictions. A portion of our trading volume is attributable to clients in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive revenue and profit, and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to clients, and jurisdictions in which we operate or otherwise extend our services in reliance on exemptions from the regulatory regime. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve clients based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.
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

Though we have policies in place designed to comply with applicable OFAC sanctions, rules and regulations as well as the FCPA and equivalent laws and rules of other jurisdictions, including the UK Bribery Act 2010, there can be no assurance that, in the future, our business operations will not violate these laws and regulations, and we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of employees and restrictions on our operations and cash flows.
The imposition of new tariffs or changes to existing tariffs could adversely affect our business, financial condition and results of operations. A number of significant structural, political, and monetary issues continue to confront the global economy, and instability could continue, resulting in changes to the level of inflation, market volatility, potential recession, supply chain constraints and costs, diminished trading volumes, uncertainty, increased operating expenses, and increased costs due to potential new tariffs or changes to existing tariffs. The impact of these events and other factors on our financial position and results of operations is difficult to predict, could affect the comparability of our results of operations from period to period, and may have an adverse effect on our financial results.
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
Organizational Risks
Our growth has depended significantly on acquisitions. A large proportion of our historical growth has been achieved through acquisitions of complementary businesses, technologies or services. Our operating revenues grew from $1,673.1 million in fiscal 2021 to $4,126.9 million in fiscal 2025 partially as a result of several acquisitions. We cannot provide any assurances that we will be able to engage in additional suitable acquisitions on attractive terms or at all, or that we would be able to obtain financing for future transactions. If we are not able to enter into additional transactions, our growth may be adversely affected.
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
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation. We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. Management identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of “securities purchased under agreements to resell” and “securities sold under agreements to repurchase” for financial reporting purposes, as it related to netting by counterparty, within the presentation of our consolidated balance sheet and consolidated statement of cash flows as of and for the year ended September 30, 2025 prior to filing. As a result of the material weakness, management concluded that our disclosure controls and procedures were not effective at September 30, 2025. Management is taking steps to remediate the internal control deficiency through additional employee training on the proper review procedures in their respective internal control areas as well as reinforcement of the importance of a strong control environment and clearly communicating expectations to emphasize responsibilities and the technical requirements for internal control.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2025 that remain unresolved.
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
The ongoing management of material risks from cybersecurity threats includes promoting security awareness throughout the Company, such as quarterly employee training, ongoing monitoring for cybersecurity threats and vulnerabilities, incident response planning, and data backup and retention and recovery readiness in accordance with our global business resilience planning policy and program. We have in place a comprehensive Security Incident Response Plan that outlines the policies and procedures to be followed in the event of an incident, including escalation and communication procedures.
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
We are regularly the target of attempted cyber attacks and such prior incidents have not had a material affect on our business strategy, results of operations or financial condition. We anticipate that we will continue to be subject to such attacks. Our security programs and measures do not prevent all intrusions and the occurrence of a significant cybersecurity incident could have a material adverse effect on our business, financial condition or results of operation. See Item 1A. Risk Factors — Technology and Cybersecurity Risks for additional discussion.
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
Holders of Record
As of September 30, 2025, there were 632 registered holders of record of our common stock. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities for the fiscal years ended September 30, 2025, 2024 and 2023.
Issuer Purchases of Equity Securities
On August 13, 2025, our Board of Directors authorized the repurchase of up to 2.25 million shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2025 and ending on September 30, 2026. This authorization replaced the previous authorization to purchase up to 2.25 million shares during fiscal 2025, which expired on September 30, 2025. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2025 to July 31, 2025	187	$96.97	—	2,250,000
August 1, 2025 to August 31, 2025	18	78.60	—	2,250,000
September 1, 2025 to September 30, 2025	—	—	—	2,250,000
Total	205	$95.36	—
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

Stock Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and the NYSE/Arca Securities Broker/Dealer Index, assuming an initial investment of $100 on September 30, 2020, with all dividends reinvested. The stock price performance is not intended to forecast or be indicative of future performance.

Value over 5 years of $100 invested on September 30, 2020 in each of the company's stock ("SNEX"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

450
400
350
300
250
200
150
100
50
-
2020
2021
2022
2023
2024
2025
SNEX
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this discussion, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including statements about the benefits of our acquisition of RJO, expected synergies and future financial and operating results, the plans, objectives, expectations and intentions of StoneX after the acquisition, adverse changes in economic, political and market conditions, including losses from our market-making and trading activities arising from counterparty failures, global trade policies and tariffs, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item A of this Annual Report on Form 10-K for the year ended September 30, 2025. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.

Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 5,400 employees as of September 30, 2025. We believe our client-first approach differentiates us from large banking institutions, engenders trust and enables us to establish leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within Item 1. Business section of this Annual Report on Form 10-K.
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
Recent Events
Closing of the Acquisition of R.J. O’Brien
On July 31, 2025, we completed our acquisition RTS Investor Corp., which was the parent company for the R.J. O’Brien global business (“RJO”), including R.J. O’Brien & Associates, LLC, the oldest futures brokerage in the U.S., and selected affiliates. The purchase price consideration was paid in a combination of cash of approximately $651.9 million and the issuance of 3,085,554 shares of the Company’s common stock, which were reissued from treasury stock. At closing, we assumed approximately $125.7 million of RJO debt related to a RJO subordinated debt facility. We believe the acquisition significantly strengthens our position as a leading FCM and enhances our role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition expanded our client float and added many introducing brokers to our network, while RJO’s clients benefit from our extensive range of markets, products, and services.
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
Closing of the Acquisition of Benchmark
On July 31, 2025, we completed our acquisition of The Benchmark Company, LLC (“Benchmark”). Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. We believe this acquisition will strengthen our offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking. The purchase price consideration includes cash of approximately $57.1 million and four annual contingent payments, each capped at $7.0 million, plus a final contingent payment for any excess above the annual caps over the four year period following the close, valued together at $25.3 million.

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
Executive Summary
We achieved record net operating revenues, up 16%, and net income, up 17%, in fiscal 2025, despite experiencing generally diminished commodity volatility, declining short-term interest rates, heightened interest expense and logistical charges in our precious metals activities related to tariff related disruptions. We experienced growth in segment income across all of our operating segments, led by a 45% increase in the segment income of our Institutional segment, driven by strong performances in equity trading and prime brokerage as well as in listed derivatives.
We experienced an increase in transaction volumes across all of our product offerings, as well as growth in average client equity and average money market/FDIC sweep client balances as compared to the prior year.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year, we experienced:
•Rate per contract (“RPC”) on listed derivatives increased 8%, due to client mix as well as the acquisition of RJO.
•OTC derivatives RPC declined 3%, with diminished commodity volatility leading to lower spreads captured.
•9% growth in securities rate per million (“RPM”), primarily due to improved performance in global equity markets.
•a 7% decline in FX/CFD RPM, due to product mix and diminished FX volatility
•an 11% decline in payments RPM due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances increased $45.7 million, principally driven by the acquisition of RJO which contributed $50.0 million. This increase was partially offset by the decline in short term interest rates. Average client equity and average money-market/FDIC sweep client balances increased 25% and 21%, respectively.
Interest expense on corporate funding increased $10.0 million, primarily as a result of $7.8 million in bridge loan interest expense and the incremental interest expense associated with the senior secured notes issued related to the acquisition of RJO.
On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 54% of total expenses in the fiscal year ended September 30, 2025 as compared to 52% in the fiscal year ended September 30, 2024. Non-variable expenses, excluding bad debts, increased $124.5 million, including $32.4 million in the acquired RJO and Benchmark businesses as well as $10.4 million in investment banking and M&A related professional fees related to the RJO acquisition.
Net income increased $45.1 million to $305.9 million in the fiscal year ended September 30, 2025. Diluted earnings per share was $5.89 for the fiscal year ended September 30, 2025 compared to $5.31 in the fiscal year ended September 30, 2024.

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
Financial Overview

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Revenues:
Sales of physical commodities	$128,462.6	33%	$96,586.2	66%	$58,131.2
Principal gains, net	1,247.2	5%	1,189.6	10%	1,079.9
Commission and clearing fees	728.2	33%	548.0	10%	498.4
Consulting, management, and account fees	205.9	23%	167.2	5%	159.0
Interest income	1,734.3	24%	1,396.8	41%	987.6
Total revenues	132,378.2	33%	99,887.8	64%	60,856.1
Cost of sales of physical commodities	128,251.3	33%	96,451.6	66%	57,942.0
Operating revenues	4,126.9	20%	3,436.2	18%	2,914.1
Transaction-based clearing expenses	382.2	20%	319.3	17%	271.8
Introducing broker commissions	211.4	27%	166.2	3%	161.6
Interest expense	1,402.7	26%	1,115.7	39%	802.2
Interest expense on corporate funding	77.8	15%	67.8	18%	57.5
Net operating revenues	2,052.8	16%	1,767.2	9%	1,621.0
Variable compensation and benefits	607.1	20%	506.5	5%	483.2
Net contribution	1,445.7	15%	1,260.7	11%	1,137.8
Fixed compensation and benefits	500.6	15%	435.9	13%	385.4
Trading systems and market information	83.1	5%	79.1	7%	74.0
Professional fees	86.3	24%	69.7	29%	54.0
Non-trading technology and support	87.3	19%	73.4	82%	40.4
Occupancy and equipment rental	55.7	14%	49.0	(14)%	57.0
Selling and marketing	50.5	(4)%	52.6	112%	24.8
Travel and business development	33.0	16%	28.4	(54)%	61.6
Communications	9.3	9%	8.5	(83)%	51.0
Depreciation and amortization	67.5	27%	53.1	484%	9.1
Bad debts, net of recoveries	3.1	417%	0.6	(96)%	16.5
Other expenses	66.0	1%	65.1	(2)%	66.4
Total fixed compensation and other expenses	1,042.4	14%	915.4	9%	840.2
Gain on acquisition and other gains, net	5.5	(38)%	8.8	(65)%	25.4
Income before tax	408.8	15%	354.1	10%	323.0
Income tax expense	102.9	10%	93.3	10%	84.5
Net income	$305.9	17%	$260.8	9%	$238.5

Return on equity (“ROE”)(1)	15.6%		16.9%		19.5%
(1)The Company calculates ROE on stated book value based on net income divided by the average stockholders’ equity, calculated based on average monthly equity amounts.

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Operating Revenues (in millions):
Listed derivatives	$574.2	22%	$469.6	13%	$416.5
OTC derivatives	214.4	2%	209.9	(10)%	232.2
Securities	1,833.6	27%	1,442.7	36%	1,064.0
FX/CFD contracts	312.5	(1)%	316.1	21%	261.9
Payments	209.2	2%	205.1	(2)%	208.3
Physical contracts	287.0	32%	217.9	(11)%	244.9
Interest/fees earned on client balances	477.8	11%	432.1	12%	384.7
Other	215.0	48%	145.2	33%	109.4
Corporate	64.4	37%	46.9	48%	31.7
Eliminations	(61.2)	24%	(49.3)	25%	(39.5)
	$4,126.9	20%	$3,436.2	18%	$2,914.1

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)(1)	237,423	11%	214,811	34%	160,292
Listed derivatives, average RPC(2)	$2.26	8%	$2.09	(14)%	$2.44
Average client equity - listed derivatives (millions)(1)	$7,785	25%	$6,206	(13)%	$7,137
OTC derivatives (contracts, 000’s)	3,759	6%	3,538	—%	3,553
OTC derivatives, average RPC	$57.65	(3)%	$59.62	(9)%	$65.78
Securities average daily volume (“ADV”) (millions)	$9,085	27%	$7,156	36%	$5,257
Securities RPM(3)	$278	9%	$256	(15)%	$301
Average MM/FDIC sweep client balances (millions)	$1,233	21%	$1,017	(24)%	$1,338
FX/CFD contracts ADV (millions)	$11,403	5%	$10,813	(9)%	$11,943
FX/CFD contracts RPM	$107	(7)%	$115	32%	$87
Payments ADV (millions)	$80	16%	$69	3%	$67
Payments RPM	$10,444	(11)%	$11,693	(5)%	$12,367

Adjusted EBITDA(4)	$597.6	19%	$503.4	16%	$434.1

(1)	The acquisition of RJO, effective July 31, 2025, contributed 20.0 million listed derivative contracts in the fiscal year ended September 30, 2025. Also, for the fiscal year ended September 30, 2025, the average client equity includes the effect of an incremental $5.6 billion per month from RJO for the two months post-acquisition.
(2)	Give up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(3)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
(4)	Adjusted EBITDA is a non-GAAP measure. See Liquidity, Financial Condition and Capital Resources - Non-GAAP Financial Information for further information.
Operating Revenues
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Operating revenues increased $690.7 million, or 20%, to $4,126.9 million in the fiscal year ended September 30, 2025 compared to $3,436.2 million in the fiscal year ended September 30, 2024. The acquisition of RJO contributed $141.0 million in operating revenues.
Operating revenues from listed derivatives increased $104.6 million, principally driven by the acquisition of RJO which contributed $89.5 million. Our Commercial and Institutional segments were up $53.8 million and $50.8 million, respectively.
Operating revenues in OTC derivatives increased $4.5 million, principally driven by a 6% increase in OTC contract volumes, which was partially offset by a 3% decline in the average rate per contract.

Operating revenue from securities transactions increased $390.9 million, principally due to a 27% increase in securities ADV as well as a 9% increase in securities RPM. Carried interest on fixed income securities is a component of operating revenues, however, interest expense associated with financing these positions is not. In the calculation of securities RPM in the table above, we deduct interest expense associated with our fixed income activities from operating revenues, as well as exclude interest income related to securities lending, in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $126.1 million, principally driven by the increase in ADV and RPM noted above.
Operating revenues from FX/CFD contracts decreased $3.6 million, with a $3.8 million decline in our Institutional segment, partially offset by a $0.2 million increase in our Self-Directed/Retail segment.
Operating revenues from payments increased by $4.1 million, principally driven by a 16% increase in the ADV, which was partially offset by an 11% decline in payments RPM.
Operating revenues from physical contracts increased $69.1 million, driven by increases of $41.2 million and $27.9 million in our physical agricultural and energy and precious metals businesses, respectively. Precious metals related operating revenues were unfavorably impacted by $5.2 million and $6.8 million in the fiscal year ended September 30, 2025 and 2024, respectively, by unrealized losses on derivative positions related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $45.7 million, principally driven by the acquisition of RJO which contributed $50.0 million. This increase was partially offset by the decline in short term interest rates. Average client equity and average money-market/FDIC sweep client balances increased 25% and 21%, respectively. For the fiscal year ended September 30, 2025, the average client equity includes the effect of an incremental $5.6 billion per month from RJO for the two months post-acquisition.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
For a discussion of changes for the year ended September 30, 2024 compared to the year ended September 30, 2023 refer to the Annual Report on Form 10-K filed with the SEC on November 29, 2024.
Interest and Transactional Expenses
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Transaction-based clearing expenses

	Fiscal Year Ended September 30,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$382.2	$319.3	$62.9	20%
Percentage of operating revenues	9%	9%
The business activities of RJO added $24.5 million of increased expenses. Additionally, expenses were higher in the Equity and Debt Capital Markets businesses, principally related to the increased ADV, along with an increase in ADR conversion fees. Additionally, excluding RJO, expenses were higher in our Financial Ag and Energy business, principally related to the increase in contracts traded, and within our Correspondent Clearing business.
Introducing broker commissions

	Fiscal Year Ended September 30,
	2025	2024	$ Change	% Change
Introducing broker commissions	$211.4	$166.2	$45.2	27%
Percentage of operating revenues	5%	5%
The business activities of RJO added $27.4 million of increased expenses. Expenses were higher in our Independent Wealth Management and Self-Directed/Retail Forex businesses, principally due to increased revenues and higher payouts, as well as in our Financial Ag and Energy and LME businesses, principally due to increased volume and client mix traded. These increases were partially offset by lower introducing broker commissions in our Exchange-Traded Futures & Options business, excluding RJO.

Interest expense

	Fiscal Year Ended September 30,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$1,063.6	$852.4	$211.2	25%
Securities borrowing	99.3	64.3	35.0	54%
Client balances on deposit	154.0	132.9	21.1	16%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	85.8	66.1	19.7	30%
	1,402.7	1,115.7	287.0	26%
Corporate funding	77.8	67.8	10.0	15%
Total interest expense	$1,480.5	$1,183.5	$297.0	25%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $17.6 million of interest expense attributable to client balances. The increase in other direct interest expense attributable to operating segments principally resulted from an increase in our physical precious metals business activities and our equity securities trading activities.
During the year ended September 30, 2025, interest expense attributable to corporate funding included $3.1 million of bridge loan financing fees related to the amendment of our revolving credit facility. In addition, the period included interest expense attributable to corporate funding of $4.7 million, related to bridge loan financing fees for the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.
During the year ended September 30, 2024, interest expense attributable to corporate funding included incremental interest from our March 1, 2024 issuance of $550 million in aggregate principal amount of the Notes due 2031, the proceeds of which were used to redeem the Notes due 2025. This redemption did not occur until June 17, 2024, in order to redeem those notes at par, and therefore there was a temporary period in which both the Notes due 2025 and Notes due 2031 were outstanding. In addition, upon completion of the redemption of the Notes due 2025, we recognized a $3.7 million loss on the extinguishment of debt related to the write-off of unamortized original issue discount and deferred financing costs, which we classified as a component of Interest expense on corporate funding on the Consolidated Income Statements.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
For a discussion of changes for the year ended September 30, 2024 compared to the year ended September 30, 2023 refer to the Annual Report on Form 10-K filed with the SEC on November 29, 2024.
Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess the performance of our operating segments. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include payments to non-employee third parties that have introduced clients to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees, including our executive management team.

The table below presents net operating revenues disaggregated across the key products we provide to our clients used by management in evaluating our performance, for the periods indicated.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Net Operating Revenues (in millions):
Listed derivatives	$262.3	21%	$216.0	10%	$195.5
OTC derivatives	214.3	2%	209.8	(10)%	232.1
Securities	496.2	34%	370.1	14%	325.5
FX/CFD contracts	277.1	(2)%	282.2	26%	224.2
Payments	197.6	1%	195.1	(2)%	199.2
Physical contracts	208.7	20%	174.0	(14)%	202.7
Interest, net / fees earned on client balances	338.0	10%	306.8	29%	237.0
Other	115.2	48%	77.9	15%	67.7
Corporate	(56.6)	(13)%	(64.7)	3%	(62.9)
	$2,052.8	16%	$1,767.2	9%	$1,621.0
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Compensation and benefits:
Variable compensation and benefits	$607.1	20%	$506.5	5%	$483.2
Fixed compensation and benefits	500.6	15%	435.9	13%	385.4
	1,107.7	18%	942.4	8%	868.6
Other expenses:
Trading systems and market information	83.1	5%	79.1	7%	74.0
Professional fees	86.3	24%	69.7	22%	57.0
Non-trading technology and support	87.3	19%	73.4	19%	61.6
Occupancy and equipment rental	55.7	14%	49.0	21%	40.4
Selling and marketing	50.5	(4)%	52.6	(3)%	54.0
Travel and business development	33.0	16%	28.4	15%	24.8
Communications	9.3	9%	8.5	(7)%	9.1
Depreciation and amortization	67.5	27%	53.1	4%	51.0
Bad debts, net of recoveries	3.1	417%	0.6	(96)%	16.5
Other	66.0	1%	65.1	(2)%	66.4
	541.8	13%	479.5	5%	454.8
Total compensation and other expenses	$1,649.5	16%	$1,421.9	7%	$1,323.4
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Compensation and Other Expenses: Compensation and other expenses increased $227.6 million, or 16%, to $1,649.5 million in the fiscal year ended September 30, 2025 compared to $1,421.9 million in the fiscal year ended September 30, 2024.

Compensation and Benefits:

	Fiscal Year Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$521.1	$426.5	$94.6	22%
Administrative, executive, and centralized and local operations	86.0	80.0	6.0	8%
Total variable compensation and benefits	607.1	506.5	100.6	20%
Variable compensation and benefits as a percentage of net operating revenues	30%	29%

Fixed compensation and benefits:
Non-variable salaries	343.4	305.6	37.8	12%
Employee benefits and other compensation	97.3	85.1	12.2	14%
Share-based compensation	49.0	37.2	11.8	32%
Severance	10.9	8.0	2.9	36%
Total fixed compensation and benefits	500.6	435.9	64.7	15%
Total compensation and benefits	$1,107.7	$942.4	$165.3	18%
Total compensation and benefits as a percentage of operating revenues	27%	27%
Number of employees, end of period	5,430	4,556	874	19%
Incremental cost from acquisitions completed during the fiscal year ended September 30, 2025 added $14.4 million of non-variable salary expense. The additional increase of $23.4 million is principally due to expansion in our Commercial and Institutional business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and healthcare benefits principally related to the increase in headcount. The fiscal year ended September 30, 2025 and 2024 included $0.9 million in accelerated long-term incentive due to the departures of executive officers.
Share-based compensation, which contains stock option and restricted stock expense, increased principally due to the issuance of additional stock option awards during 2024 and 2025 and additional restricted stock grants, as well as from increased restricted stock amortization related to employee-elected and statutorily-required deferred incentive, which results in cash exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The fiscal year ended September 30, 2025 and 2024 also included $1.1 million and $0.9 million, respectively, in accelerated share-based compensation due to the departure of executive officers.
During the fiscal year ended September 30, 2025 and 2024, severance costs included amounts related to the departure of executive officers.
Other Expenses: Other non-compensation expenses increased $62.3 million, or 13%, to $541.8 million in the fiscal year ended September 30, 2025 compared to $479.5 million in the fiscal year ended September 30, 2024.
Professional fees increased $16.6 million, principally due to investment banking fees related to the closing of the RJO acquisition, as well as higher legal fees related to our defense in various legal matters, net of recoveries, and increased merger and acquisition activity during the fiscal year ended September 30, 2025. Incremental cost from acquired entities completed during the fiscal year ended September 30, 2025 added $4.2 million of expense.
Non-trading technology and support costs increased $13.9 million, principally due to an increase in headcount driven technology costs and compliance costs. Incremental cost from acquisitions completed during the fiscal year ended September 30, 2025 added $2.3 million of expense.
Occupancy and equipment rental costs increased $6.7 million, principally due to the year ended September 30, 2024 including a partial refund of property rates covering prior years in London, and an increase in costs of utilities. Incremental cost from acquired entities completed during the fiscal year ended September 30, 2025 added $3.8 million of expense.
Travel and business development increased $4.6 million, principally due to an increase in higher transportation and lodging costs across our Commercial and Institutional segments and support departments. Incremental cost from acquired entities completed during the fiscal year ended September 30, 2025 added $0.8 million of expense.
Depreciation and amortization increased $14.4 million, principally due to $10.5 million of incremental depreciation expense from internally developed software placed into service, and incremental amortization of acquired intangibles from the acquisitions completed in fiscal 2025, partially offset by decreased amortization of certain intangibles recognized as part of previous acquisitions which became fully amortized during fiscal 2024. Amortization of acquired intangibles related to the RJO and Benchmark acquisitions was $3.6 million during the fiscal year ended September 30, 2025.
During the fiscal year ended September 30, 2025, we recorded bad debts, net of recoveries of $3.1 million, principally related to bad debt expense from client trading deficits in our Self-Directed/Retail segment and Financial Ag & Energy business of our Commercial segment of $1.5 million and $1.7 million, respectively, which were partially offset by $0.1 million of recoveries within the LME business of our Commercial segment. During the fiscal year ended September 30, 2024, we recorded net recoveries of bad debts of $0.6 million, principally related to recoveries within our Institutional segment of $1.3 million, which were partially offset by bad debt expense of $1.2 million of client receivables in the Payments segment, $0.5 million within the Self-Directed/Retail segment, and $0.2 million within the Commercial segment.
Other Gains, net: The results of the fiscal year ended September 30, 2025 include gains of $8.1 million, resulting from proceeds received from class action settlements, partially offset by a $2.3 million loss on the disposal of certain capitalized hardware expenditures and a $0.3 million loss on equity investment. The results of the fiscal year ended September 30, 2024 included gains of $8.8 million resulting from proceeds received from class action settlements.
Provision for Taxes: Our effective income tax rate was 25% and 26% for fiscal year ended September 30, 2025 and 2024, respectively. The effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, GloBe minimum tax, BEAT, GILTI, and the amount of foreign earnings taxed at lower tax rates.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
For a discussion of changes for the year ended September 30, 2024 compared to the year ended September 30, 2023 refer to the Annual Report on Form 10-K filed with the SEC on November 29, 2024.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Fiscal Year Ended September 30,
(in millions)	2025	% of Total	2024	% of Total	2023	% of Total
Variable compensation and benefits	$607.1	27%	$506.5	26%	$483.2	28%
Transaction-based clearing expenses	382.2	17%	319.3	17%	271.8	15%
Introducing broker commissions	211.4	10%	166.2	9%	161.6	9%
Total variable expenses	1,200.7	54%	992.0	52%	916.6	52%
Fixed compensation and benefits	500.6	22%	435.9	23%	385.4	22%
Other fixed expenses	538.7	24%	478.9	25%	438.3	25%
Bad debts, net of recoveries	3.1	—%	0.6	—%	16.5	1%
Total non-variable expenses	1,042.4	46%	915.4	48%	840.2	48%
Total non-interest expenses	$2,243.1	100%	$1,907.4	100%	$1,756.8	100%
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.
During the fiscal year ended September 30, 2025, non-variable expenses, excluding bad debts, net of recoveries, increased $124.5 million, or 14%, compared to the fiscal year ended September 30, 2024.
During the fiscal year ended September 30, 2024, non-variable expenses, excluding bad debts, net of recoveries, increased $91.1 million, or 11%, compared to the fiscal year ended September 30, 2023.
Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 5,400 employees allowing us to serve clients in more than 180 countries.

During the three months ended September 30, 2025, our acquisition of RJO triggered a reassessment of the financial information reviewed by management. We determined the acquired business activities of RJO were similar to our existing businesses, and the reassessment confirmed the current composition of the Company’s operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2022.
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

In the accompanying segment tables, ‘Allocation of overhead costs’ has been added beneath ‘Segment income’, which reconciles the segment income measure to the segment income, less allocation of overhead costs measure beginning with the year ended September 30, 2024.
Total Segment Results
The following table presents summary information concerning all of our business segments on a combined basis, excluding Corporate, for the periods indicated.

	Fiscal Year Ended September 30,
(in millions)	2025	% of Operating Revenues	2024	% of Operating Revenues	2023	% of Operating Revenues
Sales of physical commodities	$128,462.6		$96,586.2		$58,131.2
Principal gains, net	1,229.9		1,186.3		1,077.4
Commission and clearing fees	730.6		550.3		500.3
Consulting, management, and account fees	201.8		165.2		155.6
Interest income	1,750.1		1,402.2		999.4
Total revenues	132,375.0		99,890.2		60,863.9
Cost of sales of physical commodities	128,251.3		96,451.6		57,942.0
Operating revenues	4,123.7	100%	3,438.6	100%	2,921.9	100%
Transaction-based clearing expenses	379.6	9%	318.9	9%	271.6	9%
Introducing broker commissions	211.4	5%	166.2	5%	161.6	6%
Interest expense	1,423.3	35%	1,121.6	33%	804.8	28%
Net operating revenues	2,109.4		1,831.9		1,683.9
Variable compensation and benefits	524.0	13%	430.3	13%	410.3	14%
Net contribution	1,585.4		1,401.6		1,273.6
Fixed compensation and benefits	224.5		218.8		204.9
Trading systems and market information	66.1		59.8		55.9
Professional fees	38.4		37.8		30.6
Non-trading technology and support	16.3		16.7		17.8
Selling and marketing	43.1		44.7		49.6
Travel and business development	20.9		19.4		18.8
Depreciation and amortization	38.0		28.9		28.3
Bad debts, net of recoveries	3.1		0.6		16.5
Shared services	66.8		58.0		52.2
Other fixed expenses	46.0		40.1		37.6
Total non-variable direct expenses	563.2	14%	524.8	15%	512.2	18%
Other gains	5.5		8.8		2.1
Segment income	1,027.7		885.6		763.5
Allocation of overhead costs (1)	172.1		156.0		—
Segment income, less allocation of overhead costs	$855.6		$729.6		$763.5
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the fiscal years ended September 30, 2025 and 2024. These allocations will be provided on an ongoing basis but have not been calculated for fiscal year ended September 30, 2023.
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

As noted in the beginning of this Segment Information section, the portion of our precious metals activities previously reported in our Self-Directed/Retail segment have been moved into and combined with our precious metals activities within this segment. All segment information has been revised to reflect all precious metals business within this segment retroactive to October 1, 2022.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Revenues:
Sales of physical commodities	$128,462.6	33%	$96,586.2	66%	$58,131.2
Principal gains, net	310.8	(8)%	338.2	4%	324.4
Commission and clearing fees	243.3	26%	192.6	8%	178.0
Consulting, management and account fees	31.7	6%	29.8	4%	28.6
Interest income	208.8	15%	182.1	18%	154.5
Total revenues	129,257.2	33%	97,328.9	65%	58,816.7
Cost of sales of physical commodities	128,251.3	33%	96,451.6	66%	57,942.0
Operating revenues	1,005.9	15%	877.3	—%	874.7
Transaction-based clearing expenses	83.2	18%	70.3	16%	60.7
Introducing broker commissions	70.6	59%	44.3	10%	40.2
Interest expense	83.4	100%	41.8	2%	41.0
Net operating revenues	768.7	7%	720.9	(2)%	732.8
Variable compensation and benefits	192.9	11%	174.5	(2)%	177.2
Net contribution	575.8	5%	546.4	(2)%	555.6
Fixed compensation and benefits	77.6	13%	68.9	12%	61.4
Trading systems and market information	17.3	10%	15.7	13%	13.9
Professional fees	8.0	5%	7.6	23%	6.2
Non-trading technology and support	2.0	11%	1.8	(42)%	3.1
Selling and marketing	5.0	(9)%	5.5	12%	4.9
Travel and business development	9.2	11%	8.3	17%	7.1
Depreciation and amortization	10.3	66%	6.2	44%	4.3
Bad debts, net of recoveries	1.6	700%	0.2	(99)%	15.7
Shared services	32.2	12%	28.7	20%	24.0
Other fixed expenses	18.1	(6)%	19.2	30%	14.8
Non-variable direct expenses	181.3	12%	162.1	4%	155.4
Other gains	1.0	(86)%	6.9	n/m	—
Segment income	395.5	1%	391.2	(2)%	400.2
Allocation of overhead costs (1)	39.2	10%	35.6	n/m	—
Segment income, less allocation of overhead costs	$356.3	—%	$355.6	(11)%	$400.2
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the years ended September 30, 2025 and 2024. These allocations will be provided on an ongoing basis but have not been calculated for the year ended September 30, 2023.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Operating Revenues (in millions):
Listed derivatives	$316.1	21%	$262.3	14%	$230.5
OTC derivatives	214.4	2%	209.9	(10)%	232.2
Physical contracts	287.0	32%	217.9	(11)%	244.9
Interest / fees earned on client balances	161.6	1%	160.2	13%	142.2
Other	26.8	(1)%	27.0	8%	24.9
	$1,005.9	15%	$877.3	—%	$874.7
Select data (all $ amounts are U.S. dollar equivalent):
Listed derivatives (contracts, 000’s) (1)	51,402	29%	39,906	16%	34,430
Listed derivatives, average rate per contract (2)	$5.91	(7)%	$6.33	(1)%	$6.37
Average client equity - listed derivatives (millions) (1)	$2,114	23%	$1,715	(11)%	$1,927
Over-the-counter (“OTC”) derivatives (contracts, 000’s)	3,759	6%	3,538	—%	3,553
OTC derivatives, average rate per contract	$57.65	(3)%	$59.62	(9)%	$65.78
(1) The acquisition of RJO, effective July 31, 2025, contributed 4.1 million listed derivative contracts in the fiscal year ended September 30, 2025. Also, for the fiscal year ended September 30, 2025, the average client equity includes the effect of an incremental $2.3 billion per month from RJO for the two months post-acquisition.

(2) Give up fees, related to contract execution for clients of other FCMs, as well as cash and voice brokerage are excluded from the calculation of listed derivatives, average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Operating revenues increased $128.6 million, or 15%, to $1,005.9 million in the fiscal year ended September 30, 2025 compared to $877.3 million in the fiscal year ended September 30, 2024. Net operating revenues increased $47.8 million, or 7%, to $768.7 million in the fiscal year ended September 30, 2025 compared to $720.9 million in the fiscal year ended September 30, 2024.
Operating revenues derived from listed derivatives increased $53.8 million, principally driven by a 29% increase in listed derivative contract volumes, partially offset by a 7% decrease in the average rate per contract. The decline in the average rate per contract was primarily related to activity in LME base metals markets as compared to the prior year, as the prior year benefited from a widening of spreads related to U.S. and U.K. imposed sanctions on Russian base metals exports. The acquired RJO business contributed $35.3 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC transactions increased $4.5 million, principally resulting from a 6% increase in OTC derivative contract volumes, which was partially offset by a 3% decline in the average rate per contract.
Operating revenues derived from physical transactions increased $69.1 million, principally driven by $41.2 million and $27.9 million increases in operating revenues in our physical agricultural and energy and precious metals businesses, respectively. The increase in physical agricultural and energy operating revenues were primarily driven by strong performance in global cocoa and coffee markets. Precious metals related operating revenues were unfavorably impacted by $5.2 million and $6.8 million in the fiscal year ended September 30, 2025 and 2024, respectively, by unrealized losses on derivative positions related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances increased $1.4 million, primarily as a result of the acquisition of RJO, which contributed $16.7 million in interest and fee income earned on client balances and helped drive a 23% increase in average client equity. This increase was partially offset by the decline in short term interest rates.
Interest expense increased $41.6 million, primarily related to heightened interest expense in our precious metals business related to carrying costs on inventory which was held in the U.S. to mitigate against possible U.S. government tariffs on imported precious metals.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 34% and 33% for the fiscal year ended September 30, 2025 and 2024, respectively.
Segment income increased $4.3 million, primarily related to the increase in operating revenues noted above, which were partially offset by a $26.3 million increase in introducing broker commissions and a $12.9 million increase in transaction-based clearing expenses, each of which was principally driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, an $18.4 million increase in variable compensation and an $19.2 million increase in non-variable direct expenses, of which $4.1 million was attributable to the RJO business. Segment income for the fiscal year ended September 30, 2025 and 2024 include gains of $1.0 million and $6.9 million, respectively, related to proceeds received from class action settlements.

For the fiscal year ended September 30, 2025, we calculated an allocation for overhead costs of $39.2 million for the Commercial segment compared to a $35.6 million allocation in the fiscal year ended September 30, 2024.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $2.6 million to $877.3 million in the fiscal year ended September 30, 2024 compared to $874.7 million in the fiscal year ended September 30, 2023. Net operating revenues decreased $11.9 million, or 2%, to $720.9 million in the fiscal year ended September 30, 2024 compared to $732.8 million in the fiscal year ended September 30, 2023.
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
Operating revenues derived from physical transactions declined $27.0 million, principally driven by a $31.0 million decline in operating revenues in our physical agricultural and energy business which was partially offset by a $4.0 million increase in operating revenues in our precious metals businesses.
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
Segment income decreased $9.0 million, partially due to the decline in net operating revenues, as well as a $22.2 million increase in non-variable direct expenses, excluding bad debts, net of recoveries. The increase in non-variable direct expenses was primarily due to a $7.5 million increase in fixed compensation and benefits, a $1.4 million increase in professional fees, a $1.9 million increase in depreciation and amortization and a $1.2 million increase in travel and business development. The increase in non-variable direct expenses were partially offset by a $15.5 million decline in bad debts, net of recoveries. Also, the decline in segment income was partially offset by a nonrecurring gain of $6.9 million related to proceeds from a settlement in a commodity exchange gold futures and options trading matter.
Beginning with the fiscal year ended September 30, 2024, we calculated an allocation for overhead costs of $35.6 million for the Commercial segment as described in the introduction to Total Segment Results above. An allocation of overhead costs was not calculated for historical comparable information.
Institutional
We provide institutional clients with a suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Additionally, we operate a comprehensive investment banking platform which provides both investment banking services and equity research.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Institutional segment, for the periods indicated.

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	464.4	15%	404.1	13%	359.2
Commission and clearing fees	426.9	41%	301.9	12%	268.8
Consulting, management, and account fees	99.8	31%	76.1	4%	72.9
Interest income	1,507.4	28%	1,180.0	45%	812.7
Total revenues	2,498.5	27%	1,962.1	30%	1,513.6
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	2,498.5	27%	1,962.1	30%	1,513.6
Transaction-based clearing expenses	275.7	21%	228.0	21%	187.9
Introducing broker commissions	33.6	8%	31.2	(12)%	35.4
Interest expense	1,332.3	24%	1,072.5	41%	758.3
Net operating revenues	856.9	36%	630.4	18%	532.0
Variable compensation and benefits	281.5	41%	200.1	11%	180.5
Net contribution	575.4	34%	430.3	22%	351.5
Fixed compensation and benefits	87.5	13%	77.1	29%	59.7
Trading systems and market information	34.6	15%	30.0	8%	27.7
Professional fees	15.7	(22)%	20.1	51%	13.3
Non-trading technology and support	3.9	18%	3.3	(35)%	5.1
Selling and marketing	3.4	(3)%	3.5	52%	2.3
Travel and business development	8.7	16%	7.5	15%	6.5
Depreciation and amortization	7.2	85%	3.9	11%	3.5
Bad debts, net of recoveries	—	(100)%	(1.3)	(13)%	(1.5)
Shared services	16.1	18%	13.6	30%	10.5
Other fixed expenses	11.8	79%	6.6	(23)%	8.6
Total non-variable direct expenses	188.9	15%	164.3	21%	135.7
Other (loss) gain, net	(0.7)	n/m	—	(100)%	2.1
Segment income	$385.8	45%	$266.0	22%	$217.9
Allocation of overhead costs (1)	59.8	14%	52.4	—	—
Segment income, less allocation of overhead costs	$326.0	53%	$213.6	n/m	$217.9
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the years ended September 30, 2025 and 2024. These allocations will be provided on an ongoing basis but have not been calculated for the year ended September 30, 2023.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Operating Revenues (in millions):
Listed derivatives	$258.1	25%	$207.3	11%	$186.0
Securities	1,718.0	28%	1,342.1	38%	973.6
FX contracts	30.8	(11)%	34.6	(12)%	39.4
Interest / fees earned on client balances	313.8	17%	269.2	12%	239.5
Other	177.8	63%	108.9	45%	75.1
	$2,498.5	27%	$1,962.1	30%	$1,513.6

Volumes and Other Select Data (all $ amounts are U.S. dollar equivalents):
Listed derivatives (contracts, 000’s)(1)	186,021	6%	174,905	39%	125,862
Listed derivatives, average rate per contract(2)	$1.25	12%	$1.12	(18)%	$1.36
Average client equity - listed derivatives (millions)(1)	$5,671	26%	$4,491	(14)%	$5,210
Securities ADV ( millions)	$9,085	27%	$7,156	36%	$5,257
Securities RPM(3)	$278	9%	$256	(15)%	$301
Average MM/FDIC sweep client balances (millions)	$1,233	21%	$1,017	(24)%	$1,338
FX contracts ADV ( millions)	$3,194	(17)%	$3,827	(11)%	$4,321
FX contracts RPM	$37	(8)%	$40	8%	$37
n/m = not meaningful to present as a percentage
(1) The acquisition of RJO, effective July 31, 2025, contributed 15.9 million listed derivative contracts in the fiscal year ended September 30, 2025. Also, for the fiscal year ended September 30, 2025, the average client equity includes the effect of an incremental $3.3 billion per month from RJO for the two months post-acquisition.

(2) Give up fees, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivative, average rate per contract.
(3) Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Operating revenues increased $536.4 million, or 27%, to $2,498.5 million in the fiscal year ended September 30, 2025 compared to $1,962.1 million in the fiscal year ended September 30, 2024. Net operating revenues increased $226.5 million, or 36%, to $856.9 million in the fiscal year ended September 30, 2025 compared to $630.4 million in the fiscal year ended September 30, 2024.
Operating revenues derived from listed derivatives increased $50.8 million, principally driven by a 6% increase contract volumes, primarily as a result of the acquisition of RJO, as well as 12% increase in the average rate per contract. The acquired RJO business contributed $54.2 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $375.9 million, principally driven by a 27% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets, as well as an 9% increase in securities RPM.
Operating revenues derived from FX contracts declined $3.8 million, principally driven by a 17% decline in the ADV of FX contracts traded as well as an 8% decline in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $44.6 million, principally driven by increases of 26% and 21% in average client equity and average money market / FDIC sweep client balances, respectively, which was partially offset by a decline in short term interest rates. The increase in average client equity was partially driven by the acquisition of RJO, which added $3.3 billion in average client equity in each of the two months post-acquisition. The acquired RJO business contributed $33.3 million in interest and fee income earned on client balances.
Primarily as a result of the increase in Securities ADV, interest expense increased $259.8 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $211.2 million, to $1,063.6 million and interest expense directly attributable to securities lending activities increasing $35.0 million to $99.3 million. Additionally, interest paid to clients increased $4.7 million to $116.3 million, as the acquired RJO business added $13.5 million, partially offset by a decrease in our Exchange-Traded Futures & Options business, excluding RJO.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 24% in the fiscal year ended September 30, 2025 compared to 23% in the fiscal year ended September 30, 2024.
Segment income increased $119.8 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $24.6 million increase in non-variable direct expenses, with $10.2 million of this increase attributable to the acquisition of RJO. Segment income in the fiscal year ended September 30, 2025 included a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.6 million related to proceeds received from class action settlements.
For the fiscal year ended September 30, 2025, we calculated an allocation for overhead costs of $59.8 million for the Institutional segment compared to a $52.4 million allocation in the fiscal year ended September 30, 2024.
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
Beginning with the fiscal year ended September 30, 2024, we calculated an allocation for overhead costs of $52.4 million for the Institutional segment as described in the introduction to Total Segment Results above. An allocation of overhead costs was not calculated for historical comparable information.
Self-Directed/Retail
We provide our self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), as well as contracts for difference (“CFDs”), which are investment products with returns linked to the performance of underlying assets. In addition, our independent wealth management business offers a comprehensive product suite to retail investors in the U.S.
As noted in the beginning of this Segment Information section, the portion of our precious metals activities previously reported in this segment have been moved into and combined with our precious metals activities within our Commercial segment. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2022.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Self-Directed/Retail segment, for the periods indicated.

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	251.9	2%	246.0	27%	193.5
Commission and clearing fees	53.2	7%	49.9	8%	46.3
Consulting, management, and account fees	68.1	22%	55.9	10%	50.7
Interest income	32.3	(15)%	37.8	24%	30.5
Total revenues	405.5	4%	389.6	21%	321.0
Cost of physical commodities sold	—	—%	—	—%	—
Operating revenues	405.5	4%	389.6	21%	321.0
Transaction-based clearing expenses	13.3	(2)%	13.6	(16)%	16.2
Introducing broker commissions	103.0	17%	87.8	5%	83.7
Interest expense	7.6	7%	7.1	34%	5.3
Net operating revenues	281.6	—%	281.1	30%	215.8
Variable compensation and benefits	15.1	(19)%	18.7	36%	13.8
Net contribution	266.5	2%	262.4	30%	202.0
Fixed compensation and benefits	33.5	(24)%	44.2	(6)%	47.2
Trading systems and market information	13.1	3%	12.7	(2)%	13.0
Professional fees	11.5	26%	9.1	(8)%	9.9
Non-trading technology and support	8.6	(12)%	9.8	24%	7.9
Selling and marketing	34.2	(3)%	35.2	(15)%	41.3
Travel and business development	1.9	(24)%	2.5	(26)%	3.4
Depreciation and amortization	15.8	2%	15.5	(21)%	19.7
Bad debts, net of recoveries	1.5	200%	0.5	(78)%	2.3
Shared services	9.7	23%	7.9	(25)%	10.6
Other fixed expenses	12.6	14%	11.1	7%	10.4
Total non-variable direct expenses	142.4	(4)%	148.5	(10)%	165.7
Other gain	5.5	189%	1.9	n/m	—
Segment income	129.6	12%	115.8	219%	36.3
Allocation of overhead costs (1)	50.5	7%	47.1	n/m	—
Segment income, less allocation of overhead costs	$79.1	15%	$68.7	89%	$36.3
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the years ended September 30, 2025 and 2024. These allocations will be provided on an ongoing basis but have not been calculated for the fiscal year ended September 30, 2023.
The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Self-Directed/Retail segment for the periods indicated.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Operating Revenues (in millions):
Securities	$115.6	15%	$100.6	11%	$90.4
FX/CFD contracts	281.7	—%	281.5	27%	222.5
Interest / fees earned on client balances	2.4	(11)%	2.7	(10)%	3.0
Other	5.8	21%	4.8	(6)%	5.1
	$405.5	4%	$389.6	21%	$321.0

Select data (all $ amounts are U.S. dollar equivalents):
FX/CFD contracts ADV (millions)	$8,209	18%	$6,986	(8)%	$7,622
FX/CFD contracts RPM	$134	(15)%	$157	37%	$115
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Operating revenues increased $15.9 million, or 4%, to $405.5 million in the fiscal year ended September 30, 2025 compared to $389.6 million in the fiscal year ended September 30, 2024. Net operating revenues increased $0.5 million to $281.6 million in the fiscal year ended September 30, 2025 compared to $281.1 million in the fiscal year ended September 30, 2024.
Operating revenues derived from FX/CFD contracts increased $0.2 million, principally due to an 18% increase in FX/CFD contracts ADV, which was mostly offset by an 15% decline in FX/CFD contracts RPM.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $15.0 million, principally due to increased management fees.
Interest and fee income earned on client balances decreased $0.3 million versus the prior year, primarily due to a decline in short term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 32% in the fiscal year ended September 30, 2025 compared to 31% in the fiscal year ended September 30, 2024.
Segment income increased $13.8 million, principally due to a $3.6 million decline in variable direct compensation and benefits and a $6.1 million decline in non-variable direct expenses. The decline in non-variable direct expenses was primarily driven by a $10.7 million decline in fixed compensation and benefits, which was partially driven by the move of certain development and marketing teams to a centralized shared services model within overheads. Subsequently, a portion of these costs have been directly allocated to this segment through a shared service fee, which increased $1.8 million as compared to the prior year. Segment income was favorably impacted by a class action settlements received of $5.5 million and $1.9 million in the fiscal year ended September 30, 2025 and 2024, respectively.
For the fiscal year ended September 30, 2025, we calculated an allocation for overhead costs of $50.5 million for the Self-Directed/Retail segment compared to a $47.1 million allocation in the fiscal year ended September 30, 2024.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
Operating revenues increased $68.6 million, or 21%, to $389.6 million in the fiscal year ended September 30, 2024 compared to $321.0 million in the fiscal year ended September 30, 2023. Net operating revenues increased $65.3 million, or 30%, to $281.1 million in the fiscal year ended September 30, 2024 compared to $215.8 million in the fiscal year ended September 30, 2023.
Operating revenues derived from FX/CFD contracts increased $59.0 million, principally due to a 37% increase in FX/CFD contracts RPM, which was primarily driven by increased client activity in gold, oil and index contracts, which typically have a higher RPM than FX contracts. This increase was partially offset by an 8% decline in FX/CFD contracts ADV, primarily related to a decline in client activity in FX markets.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $10.2 million.
Interest and fee income earned on client balances was $2.7 million in the fiscal year ended September 30, 2024 as compared to $3.0 million in the fiscal year ended September 30, 2023.
Variable expenses, excluding interest, as a percentage of operating revenues were 31% in the fiscal year ended September 30, 2024 compared to 35% in the fiscal year ended September 30, 2023, principally due to the increase in operating revenues derived from FX/CFD contracts which typically incur a lower relative percentage of variable expenses than do our other revenue streams within this segment.
Segment income increased $79.5 million, principally due to the increase in net operating revenues noted above as well as a $17.2 million, or 10%, decline in non-variable direct expenses. The decline in non-variable direct expenses was partially driven by a $4.2 million decline in depreciation and amortization, as certain intangibles, recognized as part the acquisition of Gain Capital Holdings, Inc. in fiscal 2020, became fully amortized during fiscal 2023, partially offset by an increase in amortization of capitalized software development for post-acquisition software placed into service. In addition, the decline in non-variable expenses was driven by a $6.1 million decline in direct selling and marketing costs, a $3.0 million decline in fixed compensation and benefits and a $1.8 million decrease in bad debts.
Beginning with the fiscal year ended September 30, 2024, we calculated an allocation for overhead costs of $47.1 million for the Self-Directed/Retail segment as described in the introduction to Total Segment Results above. An allocation of overhead costs was not calculated for historical comparable information.

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

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Revenues:
Sales of physical commodities	$—	—%	$—	—%	$—
Principal gains, net	202.8	2%	198.0	(1)%	200.3
Commission and clearing fees	7.2	22%	5.9	(18)%	7.2
Consulting, management, account fees	2.2	(35)%	3.4	—%	3.4
Interest income	1.6	(30)%	2.3	35%	1.7
Total revenues	213.8	2%	209.6	(1)%	212.6
Cost of sales of physical commodities	—	—%	—	—%	—
Operating revenues	213.8	2%	209.6	(1)%	212.6
Transaction-based clearing expenses	7.4	6%	7.0	3%	6.8
Introducing broker commissions	4.2	45%	2.9	26%	2.3
Interest expense	—	(100)%	0.2	—%	0.2
Net operating revenues	202.2	1%	199.5	(2)%	203.3
Variable compensation and benefits	34.5	(7)%	37.0	(5)%	38.8
Net contribution	167.7	3%	162.5	(1)%	164.5
Fixed compensation and benefits	25.9	(9)%	28.6	(22)%	36.6
Trading systems and market information	1.1	(21)%	1.4	8%	1.3
Professional fees	3.2	220%	1.0	(17)%	1.2
Non-trading technology and support	1.8	—%	1.8	6%	1.7
Selling and marketing	0.5	—%	0.5	(55)%	1.1
Travel and business development	1.1	—%	1.1	(39)%	1.8
Depreciation and amortization	4.7	42%	3.3	313%	0.8
Bad debts, net of recoveries	—	(100)%	1.2	n/m	—
Shared services	8.8	13%	7.8	10%	7.1
Other fixed expenses	3.5	9%	3.2	(16)%	3.8
Total non-variable direct expenses	50.6	1%	49.9	(10)%	55.4
Other gain	(0.3)	n/m	—	—%	—
Segment income	116.8	4%	112.6	3%	109.1
Allocation of overhead costs (1)	22.6	8%	20.9	n/m	—
Segment income, less allocation of overhead costs	$94.2	3%	$91.7	(16)%	$109.1
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the years ended September 30, 2025 and 2024. These allocations will be provided on an ongoing basis but have not been calculated for the year ended September 30, 2023.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
Operating Revenues (in millions):
Payments	$209.2	2%	$205.1	(2)%	$208.3
Other	4.6	2%	4.5	5%	4.3
	$213.8	2%	$209.6	(1)%	$212.6

Select data (all $ amounts are U.S. dollar equivalents):
Payments ADV (millions)	$80	16%	$69	3%	$67
Payments RPM	$10,444	(11)%	$11,693	(5)%	$12,367
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
Operating revenues increased $4.2 million, or 2%, to $213.8 million in the fiscal year ended September 30, 2025 compared to $209.6 million in the fiscal year ended September 30, 2024. Net operating revenues increased $2.7 million, or 1%, to $202.2 million in the fiscal year ended September 30, 2025 compared to $199.5 million in the fiscal year ended September 30, 2024.
The increase in operating revenues was principally driven by a 16% increase in the ADV, which was partially offset by an 11% decline in RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in both the fiscal year ended September 30, 2025 and 2024.
Segment income increased $4.2 million, primarily as a result of the increase in operating revenues noted above.
For the fiscal year ended September 30, 2025, we calculated an allocation for overhead costs of $22.6 million for the Payments segment compared to a $20.9 million allocation in the fiscal year ended September 30, 2024.
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
Beginning with the fiscal year ended September 30, 2024, we calculated an allocation for overhead costs of $20.9 million for the Payments segment as described in the introduction to Total Segment Results above. An allocation of overhead costs was not calculated for historical comparable information.
Overhead Costs
We incur overhead and global operational costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, human resources, certain global operations and other activities.
The following table provides information regarding our overhead costs and expenses. The information in the table below has been reclassified to reflect certain global operations costs on a gross basis, as well as the amount of shared services reimbursement through charges to business segments, retroactive to October 1, 2022. This reclassification has not resulted in any changes to the total compensation and other expenses amounts previously reported.

In addition, for the year ended September 30, 2025 and 2024, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Fiscal Year Ended September 30,
(in millions)	2025	% Change	2024	% Change	2023
Compensation and benefits:
Variable compensation and benefits	$83.1	9%	$76.2	5%	$72.9
Fixed compensation and benefits	276.1	27%	217.1	20%	180.5
	359.2	22%	293.3	16%	253.4
Other expenses:
Occupancy and equipment rental	50.3	7%	46.9	19%	39.4
Non-trading technology and support	71.0	25%	56.7	29%	43.8
Professional fees	47.9	50%	31.9	21%	26.4
Depreciation and amortization	29.5	22%	24.2	7%	22.7
Communications	6.4	7%	6.0	(10)%	6.7
Selling and marketing	7.4	(6)%	7.9	80%	4.4
Trading systems and market information	17.0	(12)%	19.3	7%	18.1
Travel and business development	12.1	34%	9.0	50%	6.0
Other	28.3	(4)%	29.6	(8)%	32.2
	269.9	17%	231.5	16%	199.7
Overhead costs, before shared services	629.1	20%	524.8	16%	453.1
Shared services	(66.8)	15%	(58.0)	11%	(52.2)
Overhead costs, net of shared services	562.3	20%	466.8	16%	400.9
Allocation of overhead costs (1)	(172.1)	10%	(156.0)	—	—
Overhead costs, net of shared services, net of allocation to operating segments	$390.2	26%	$310.8	n/m	$400.9
(1) Includes an allocation of certain overhead costs to our operating segments as noted above for the years ended September 30, 2025 and 2024. An allocation was not calculated for the year ended September 30, 2023.
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
The increase in non-variable compensation was partially related to a reorganization of our IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option awards during December 2024. Incremental cost from acquisitions completed during the fiscal year ended September 30, 2025 added $10.6 million of non-variable compensation expense.
Fixed compensation and benefits for the year ended September 30, 2025 and 2024 included, in aggregate, $6.6 million and $4.5 million, respectively, related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of two executive officers.
Non-trading technology and support increased $14.3 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount. Non-trading technology and support costs related to the activities of RJO added an incremental $1.9 million of increased expenses.
Professional fees increased $16.0 million, principally due to investment banking fees related to the closing of the RJO acquisition, as well as higher legal fees related to our defense in various legal matters, net of recoveries, and increased merger and acquisition activity during the fiscal year ended September 30, 2025. Incremental cost from acquired entities completed during the fiscal year ended September 30, 2025 added $0.8 million of expense.
Travel and business development increased $3.1 million, principally due to higher transportation and lodging costs. This increase is also partially related to the reorganization of certain IT personnel discussed above.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
For a discussion of changes for the year ended September 30, 2024 compared to the Year Ended September 30, 2023 refer to the Annual Report on Form 10-K filed with the SEC on November 29, 2024.

Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is our ability to generate sufficient funding to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis. Senior management establishes liquidity and capital policies, which we monitor and review for funding from both internal and external sources. We evaluate how effectively our policies support our operations, issuing debt and equity securities, and accessing committed credit facilities. Liquidity and capital matters are reported regularly to our Board of Directors.
Regulatory
StoneX Financial Inc. and R.J. O’Brien and Associates LLC are both registered as an futures commission merchant with the CFTC and NFA, and members of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. and R.J. O’Brien and Associates LLC have responsibilities to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. and R.J. O’Brien and Associates LLC are subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC. In addition, StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and MSRB. StoneX Financial Inc. is also subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
These rules specify the minimum amount of capital that must be available to support our clients’ account balances and open trading positions, including the amount of assets that StoneX Financial Inc., R.J. O’Brien and Associates, LLC, Gain Capital Group, LLC and StoneX Markets LLC must maintain in relatively liquid form. Further, the rules are designed to maintain general financial integrity and liquidity.
The Benchmark Company LLC is a registered as a broker-dealer with the SEC and is a member of FINRA.
StoneX Financial Ltd is regulated by the FCA, the regulator of investment and payment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities, futures, and securities exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s regulation for capital liquidity, and CASS regulation for client money and safeguarding. To comply with these liquidity regulations, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
R.J. O’Brien Limited is regulated by the FCA. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets.
R.J. O’Brien (MENA) Capital Limited is registered with the Dubai International Financial Centre (“DIFC”) and regulated by the Dubai Financial Services Authority (“DFSA”). R.J. O’Brien (MENA) Capital Limited has been granted a prudential “Category 3A” license by the DFSA, and is engaged in the business of dealing in investments as principal (limited to deals undertaken on a matched principle basis only), dealing in investments as agent, arranging custody, arranging deals in investments and advising on financial products.
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
As of September 30, 2025, we had total equity of $2,377.4 million, outstanding loans under revolving credit facilities and other payables to lenders of $782.0 million and $1,159.0 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of September 30, 2025, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions and our growth. Our total assets as of September 30, 2025 and 2024, were $45,268.0 million and $27,466.3 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc., R.J. O’Brien and Associates LLC, and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Financial Pte. Ltd, StoneX Markets LLC, Gain Capital Group, LLC, R.J. O’Brien & Associates, LLC, and R.J. O’Brien Limited are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $73.5 million and $100.0 million for the fiscal year ended September 30, 2025 and 2024, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
On July 8, 2025, we issued $625.0 million in aggregate principal amount of the Notes due 2032, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain subsidiaries of the Company that guarantee the Company’s senior committed credit facility and certain of its domestic subsidiaries. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price of the RJO acquisition and to pay related fees and expenses.
The Indentures governing our senior secured notes contain covenants that limit, among other things, our ability to (1) transfer and sell assets; (2) pay dividends or distributions on our capital stock, repurchase our capital stock, make payments on subordinated indebtedness and make certain investments; (3) incur additional debt; (4) create or incur liens on our assets; (5) create any restriction on the ability of any of our restricted subsidiaries to pay dividends, make loans to us or any of our restricted subsidiaries or sell assets to us or any of our restricted subsidiaries; (6) merge, amalgamate or consolidate with another company; and (7) enter into transactions with affiliates. These covenants are subject to a number of important limitations, qualifications and exceptions. In addition, the Indentures provide for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment; failure to comply with redemption and repurchase provisions; failure to comply with the agreements in any of the indentures, notes and related guarantees and security agreements; payment defaults or acceleration of other material indebtedness; failure to pay certain judgments; unenforceability, repudiation, denial or disaffirmation of obligations of certain subsidiaries; and certain events of bankruptcy and insolvency. In addition, upon the occurrence of a Change of Control (as defined in the indentures), each holder of the notes will have the right to require us to make an offer to repurchase all or a portion of the notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.
Committed Credit Facilities
As of the date of this report, we had various committed bank credit facilities, totaling $1,705.0 million, of which $621.8 million was outstanding as of September 30, 2025. Additional information regarding the committed bank credit facilities can be found in Note 11 of the Consolidated Financial Statements. The credit facilities include:

•A first-lien senior secured syndicated loan facility committed until June 3, 2028 under which $650.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 27, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short term funding.
•A syndicated borrowing facility committed until July 29, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex.
•A subordinated credit facility which allows our subsidiary, R.J. O’Brien & Associates, LLC, to borrow up to $180.0 million. As of September 30, 2025, the outstanding tranches of borrowings mature at various dates through July 14, 2026. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
•An unsecured syndicated loan facility committed until October 6, 2026, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $175.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding.
•An unsecured revolving credit facility committed until September 4, 2026, under which $15.0 million is available to our wholly owned subsidiary, StoneX Financial Pte. Ltd. for general working capital requirements.
In October 2025, we added a secured loan facility committed until October 1, 2026, under which our subsidiary, Right Company LLC is entitled to borrow up to $15.0 million, subject to certain terms and conditions of the credit agreement to facilitate physical commodity trade.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of September 30, 2025, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended September 30, 2025, interest expense directly attributable to trading activities includes $1,063.6 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $99.3 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the year ended September 30, 2025. We intend to renew or replace all of our facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of September 30, 2025 and September 30, 2024, the Company had $153.9 million and $104.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.

Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2025. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 21 of the Consolidated Financial Statements.

Cash Flows
We include client cash and securities that meet the short-term requirement for cash classification to be segregated for regulatory purposes in our Consolidated Statements of Cash Flows. We hold a significant amount of U.S. Treasury obligations and U.S. government agency obligations, which represent investments of client funds or client-owned investments pledged in lieu of cash margin. U.S. Treasury or securities or government agency obligations held with third-party banks or pledged with exchange-clearing organizations representing investments of client funds or which are held for particular clients in lieu of cash margin are included in the beginning and ending cash balances reconciled on our Consolidated Statements of Cash Flows to the extent that they have an original or acquired maturity of 90 days or less and, therefore, meet the definition of a segregated cash equivalent. Purchases and sales of securities representing investment of clients’ funds and securities pledged or redeemed by particular clients in lieu of cash margin are presented as operating uses and sources of cash, respectively, within the operating section of the Consolidated Statements of Cash Flows if they have an original or acquired maturity of greater than 90 days. Typically, there is an offsetting use or source of cash related to the change in the payables to clients. However, we will report a use of cash in periods where segregated securities that meet the aforementioned definition of a segregated cash equivalent mature and are replaced with securities that have acquired maturities that are greater than 90 days.
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $4,847.6 million from $6,672.6 million as of September 30, 2024 to $11,520.2 million as of September 30, 2025. Net cash of $4,388.3 million was provided by operating activities, including movements typical of our operations, with large changes coming from payables to clients, securities sold under agreements to repurchase, financial instruments owned, securities purchased under agreements to resell, securities borrowed and loaned, as well as securities purchased and securities sold.
Net cash provided by financing activities during the fiscal year ended September 30, 2025 included significant inflows related to the Notes due 2032, which resulted in an inflow of $625.0 million, and inflows primarily related to our revolving credit facility, of $317.4 million. We did not repurchase any of our outstanding common stock during the years ended September 30, 2025 and September 30, 2024.
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
We evaluate opportunities to expand our business. Investing activities included $65.4 million in capital expenditures for property and equipment and the capitalization of internally developed software during the fiscal year ended September 30, 2025 compared to $65.2 million during the fiscal year ended September 30, 2024 and $46.9 million during the fiscal year ended September 30, 2023. Capital expenditures over the past three years have primarily included software development, core information technology hardware acquisitions, and leasehold improvements on office space.
Investing activities include $392.1 million in cash payments for the acquisition of assets and businesses during the fiscal year ended September 30, 2025 compared to $2.3 million during the fiscal year ended September 30, 2024 and $6.1 million during the fiscal year ended September 30, 2023. Further information about business acquisitions is contained in Note 20 to the Consolidated Financial Statements.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity for information related to the authorization provided by our Board of Directors to repurchase our outstanding common stock.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2025:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$258.8	$34.5	$71.8	$56.7	$95.8
Purchase obligations(1)	149,968.9	149,968.9	—	—	—
Payable to lenders under loans	782.0	264.3	517.7	—	—
Senior secured borrowings	1,159.0	—	—	—	1,159
Deferred acquisition consideration	59.8	17.6	16.1	26.1	—
Other	115.2	24.2	45.4	19.5	26.1
	$152,343.7	$150,309.5	$651.0	$102.3	$1,280.9
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2025 market values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $147,941.2 million.
Total contractual obligations exclude defined benefit pension obligations. We comply with the minimum funding requirements, and accordingly contributed $0.1 million to our defined benefit pension plans during the year ended September 30, 2025. During the year ending September 30, 2025, we anticipate making future benefit payments of $2.0 million related to the defined benefit plans. Additional information on the funded status of these plans can be found in Note 17 of the Consolidated Financial Statements.
Based on our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2025 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, agency mortgage-backed obligations, and asset-backed obligations, we are engaged in various securities trading, borrowing and lending activities serving solely institutional counterparties. Our exposure to credit risk associated with the non-performance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair the counterparties’ ability to satisfy outstanding obligations to us. In the event of non-performance and unfavorable market price movements, we may be required to purchase or sell financial instruments, which may result in a loss to us.
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
Additionally, we hold futures and options on futures contracts resulting from market-making and proprietary trading activities in these product lines. We assist clients in our commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. We also provide our physical commodities trading business clients with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the consolidated financial statements as of September 30, 2025 and 2024, at fair value of the related financial instruments, totaling $2,919.8 million and $2,853.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Consolidated Balance Sheets in Financial instruments owned, at fair value, and Physical commodities inventory, net. We will incur losses if the fair value of the Financial instruments sold, not yet purchased, increases subsequent to September 30, 2025, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2025. The totals of $2,919.8 million and $2,853.3 million include a net liability of $298.3 million and $265.0 million for derivatives contracts, including those designated as hedges, based on their fair value as of September 30, 2025 and 2024, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guarantees to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Consolidated Balance Sheets as of September 30, 2025 and 2024.
Effects of Inflation
Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, as well as occupancy and equipment rental, may result from inflation and may not be readily recoverable by increasing the prices of our services. While heightened interest rates are generally favorable for us, to the extent that changes in interest rates arise from inflationary pressures, and such inflationary pressures have other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
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
Effect if Actual Results Differ From Assumptions
Our valuation assumptions may be incorrect, and the actual value realized upon closing any position could be different from estimated carrying value, because of changes in prices, assumptions, or the overall business environment. We believe that the likelihood of such an outcome is low and, if it should be the case, it is likely to not be significant. This view is supported by a few key factors:
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

A substantial amount of our revenues relate to Commission and clearing fees. These revenue types involve less complexity than Principal gains, net would, as, generally, we are an agent in the underlying transactions. We recognize revenues on a trade date basis for the transactions, as, typically, our obligation is met at that point and there are no future obligations to consider.
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
Valuation of and Accounting for Business Combinations
Description
We made a number of acquisitions of businesses and assets in the periods presented and prior. Certain of these acquisitions, particularly the RJO acquisition, is significant in its size and effect on our financial results. Acquisition accounting involves assumptions and estimates which may be significant.
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at fair value, or a reasonable approximation thereof, as of acquisition date. For the valuation of intangible assets acquired in a business combination, we typically use an income approach or relief from royalty method.
Specifically in the case of RJO, we used the multi-period excess earnings method to determine the estimated acquisition date fair value of the client base intangible assets. The significant assumptions used to estimate the fair value of the client base intangible assets included the expected client base attrition rate and a discount rate. Selection and evaluation of these assumptions requires specialized skills for which we engaged a valuation specialist. Further, we executed controls, including historical comparisons, industry comparisons and sensitivity analyses, surrounding these assumptions and calculations.
Although we believe our estimates of acquisition date fair values are reasonable, actual financial results could differ from those that underlie our estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the client base intangible assets or the goodwill acquired.
Judgment and Uncertainties
Judgment is required in selecting the valuation methods used for intangible assets and assumptions involved in each method. Judgment is further required in calculating fair value for acquired net assets and liabilities.
Effect if Actual Results Differ From Assumptions

If results differ from assumptions it is possible that we will be required to impair intangible assets or goodwill that have significant net book values.
Recent Events
The Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (“Pillar Two”) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. EU member states are required to adopt the OECD Pillar Two rules, some countries have already adopted and other non-U.S. countries are expected to follow suit. Under these rules, we are required to pay a “top-up” tax to the extent that our effective tax rate in any given country is below 15%. The United States is not expected to pass Pillar Two legislation in the near term, but the top-up tax can be collected by other countries. The Pillar Two legislation is effective for us with the fiscal year beginning October 1, 2024. This minimum tax, if any, will be recognized in the period in which it is incurred.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented after. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) related to disclosure of disaggregated expenses. This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in our fiscal 2028 and interim periods beginning in our fiscal first quarter of 2029 with early adoption permitted, although we do not plan to early adopt. This guidance will be applied on a prospective basis with retrospective application permitted. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvement to the Accounting for Internal-Use Software (Subtopic 350-40) related to capitalization of internal-use software costs. This amendment eliminates references to sequential software development stages and requires capitalization of internal-use software costs once management has authorized and committed to funding the software project and when the probability that the project will be completed and the software will be used to perform the function intended is evident. This new guidance is effective for annual and interim periods beginning in our fiscal 2029 with early adoption permitted. This guidance will be applied using a prospective transition approach, with a modified retrospective or full retrospective transition approach permitted. Since the capitalization of internal-use software costs generally will not change significantly for most types of software under the amendments in this guidance, we do not expect adoption of this ASU to have a material impact on our financial condition or results of operations. We are currently evaluating the impact that adopting this guidance will have on our disclosures.

Non-GAAP Financial Information
The following table reconciles net income to EBITDA and Adjusted EBITDA.

	Fiscal Year Ended September 30,
	2025	% Change	2024	% Change	2023
(in millions)
Net income	$305.9	17%	$260.8	9%	$238.5
Interest expense	1,480.5	25%	1,183.5	38%	859.7
Depreciation and amortization	67.5	27%	53.1	4%	51.0
Income tax expense	102.9	10%	93.3	10%	84.5
EBITDA	1,956.8	23%	1,590.7	29%	1,233.7
Amortization of share-based compensation	49.0	32%	37.2	33%	28.0
Interest expense attributable to trading activities	(1,402.7)	26%	(1,115.7)	39%	(802.2)
Gain on acquisition and other gains, net	(5.5)	(38)%	(8.8)	(65)%	(25.4)
Adjusted EBITDA	$597.6	19%	$503.4	16%	$434.1
EBITDA, a non-GAAP measure used to measure operating performance, is defined as net income plus interest expense, depreciation and amortization, and income tax expense. Adjusted EBITDA represents EBITDA plus amortization of share-based compensation and less interest expenses attributable to trading activities, including the credit facilities of our subsidiaries, gain on acquisitions, and other non-recurring gains and losses, net.
Each of the EBITDA-based measures described above is not a presentation made in accordance with GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP as a measure of operating performance or to cash flows as a measure of liquidity. Additionally, each such measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these EBITDA-based measures may not be comparable to other similarly titled measures of other companies.
The Company believes EBITDA is helpful in highlighting the business’s trends because EBITDA excludes the results of decisions that are outside the control of management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we believe EBITDA may provide more comparability between the historical operating results that reflect purchase accounting and the new capital structure.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2025.

Marked-to-Market Revenues
Number of Days
60
50
40
30
20
10
0
1
1
1
2
5
11
26
37
54
53
35
18
5
4
1
4
($24,000) to ($22,000)
($10,000) to ($8,000)
($6,000) to ($4,000)
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional dealer in fixed income securities business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities primarily consist of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations as well as investment grade, high-yield, convertible and emerging markets debt securities. Derivative instruments, which consist of futures, TBA securities and forward settling transactions are used to manage risk exposures in the trading inventory. We enter into TBA securities transactions for the sole purpose of managing risk associated with mortgage-backed securities.
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of September 30, 2025, an immediate 25 basis point decrease in short-term interest rates would result in approximately $13.5 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The carrying value of the debt instruments represents their principal amounts net of unamortized deferred financing costs. As of September 30, 2025, $782.0 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2025, $1,175.0 million of outstanding principal debt was fixed-rate long-term debt, with a fair value of $1,222.1 million.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of StoneX Group Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity for each of the years in the three-year period ended September 30, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for unrealized gains and losses from certain market making activities
As discussed in Note 15 to the consolidated financial statements, the Company recorded principal gains, net from financial transactions for which the Company acted as principal, a portion of which related to unrealized gains and losses derived from over-the-counter derivatives market making activities (collectively, Unrealized Gains and Losses). Such Unrealized Gains and Losses represent the change in fair value for those financial instruments that are held by the Company as of year-end and reflected in earnings.
We identified the accounting for Unrealized Gains and Losses as a critical audit matter. A high degree of auditor subjectivity and judgment was involved in determining the sufficiency and timing of audit procedures required to evaluate the existence and accuracy of certain Unrealized Gains and Losses reflected in earnings as of September 30, 2025.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to Unrealized Gains and Losses, including controls that ensure trading subledger values were not modified within the computations. We evaluated Unrealized Gains and Losses as of September 30, 2025 by comparing inputs to the Unrealized Gains and Losses computation prepared by the Company to source documents and recalculating Unrealized Gains and Losses recorded. We also assessed the sufficiency of the audit evidence obtained related to Unrealized Gains and Losses by evaluating the cumulative results of the audit procedures and potential management bias.
Acquisition date fair value of client base intangible assets
As discussed in Note 20 to the consolidated financial statements, on July 31, 2025, the Company acquired R.J. O’Brien & Associates LLC and selected affiliates. The Company accounted for the acquired business using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values. As part of the transaction, the Company acquired client base intangible assets with an acquisition date fair value of $407.7 million. The Company used the multi-period excess earnings method to determine the estimated acquisition date fair value of client base intangible assets. The significant assumptions used to estimate the fair value of client base intangible assets included an expected client base attrition rate and a discount rate.
We identified the assessment of the acquisition date fair value of client base intangible assets as a critical audit matter. The acquisition date fair value involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of the acquisition date fair value of client base intangible assets encompassed the evaluation of the significant assumptions of expected client base attrition rate and discount rate. Changes in these assumptions could have a material impact on the resulting acquisition date fair value of the client base intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process over client base intangible assets, including controls over the development of the expected client base attrition rate and discount rate. We evaluated the expected client base attrition rate by comparing it to historical attrition rates for similar clients. We evaluated the discount rate by recalculating the components and comparing inputs to industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating:
•the Company’s expected client base attrition rate by comparing to historical attrition rate data
•the Company’s discount rate assumption used for the client base intangible assets by independently developing a range of discount rates based on publicly available market data for comparable entities and comparing that range to the Company’s discount rate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Kansas City, Missouri
November 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
StoneX Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited StoneX Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity, for each of the years in the three-year period ended September 30, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated November 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a control that did not operate effectively that was designed to assess the proper presentation of securities purchased under agreements to resell and securities sold under agreements to repurchase has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired JBR Recovery Limited, Octo Finances SA, R.J. O’Brien & Associates LLC and selected affiliates, The Benchmark Company, LLC, and Right Corporation during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, JBR Recovery Limited, Octo Finances SA, R.J. O’Brien & Associates LLC and selected affiliates, The Benchmark Company, LLC, and Right Corporation’s internal control over financial reporting associated with total assets of $7,583.6 million and total revenues of $211.6 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of JBR Recovery Limited, Octo Finances SA, R.J. O’Brien & Associates LLC and selected affiliates, The Benchmark Company, LLC, and Right Corporation.
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

/s/ KPMG LLP
Kansas City, Missouri
November 28, 2025

StoneX Group Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$1,605.8	$1,269.0
Cash, securities and other assets segregated under federal and other regulations (including $950.0 million and $51.8 million at fair value at September 30, 2025 and 2024, respectively)	5,271.0	2,841.2
Collateralized transactions:
Securities purchased under agreements to resell	10,325.4	5,201.5
Securities borrowed	2,743.1	1,662.3
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $6,442.9 million and $3,287.5 million at fair value at September 30, 2025 and 2024, respectively)	12,890.7	7,283.2
Receivable from clients, net (including $58.1 million and $(8.4) million at fair value at September 30, 2025 and 2024, respectively)	1,333.9	1,013.1
Income taxes receivable	45.7	19.3
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,165.8 million and $2,172.0 million at September 30, 2025 and 2024, respectively)	8,604.4	6,767.1
Physical commodities inventory, net (including $471.1 million and $376.6 million at fair value at September 30, 2025 and 2024, respectively)	917.5	681.1
Deferred tax assets	32.0	46.3
Property and equipment, net	166.6	143.1
Operating right of use assets	161.9	157.0
Goodwill and intangible assets, net	736.2	80.6
Other assets	433.8	301.5
Total assets	$45,268.0	$27,466.3
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $32.3 million and $2.3 million at fair value at September 30, 2025 and 2024, respectively)	$769.1	$522.1
Operating lease liabilities	211.7	195.9
Payables to:
Clients (including $530.7 million and $265.9 million at fair value at September 30, 2025 and 2024, respectively)	19,864.1	10,345.9
Broker-dealers, clearing organizations and counterparties (including $38.4 million and $(1.4) million at fair value at September 30, 2025 and 2024, respectively)	963.4	734.2
Lenders under loans	782.0	338.8
Senior secured borrowings, net	1,159.0	543.1
Income taxes payable	22.8	18.1
Deferred tax liabilities	96.9	8.6
Collateralized transactions:
Securities sold under agreements to repurchase	13,551.0	8,581.3
Securities loaned	2,550.8	1,615.9
Financial instruments sold, not yet purchased, at fair value	2,919.8	2,853.3
Total liabilities	42,890.6	25,757.2
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 54,967,558 issued and 52,186,635 outstanding at September 30, 2025 and 53,678,016 issued and 47,811,539 outstanding at September 30, 2024	0.5	0.5
Common stock in treasury, at cost. 2,780,923 shares at September 30, 2025 and 5,866,477 shares at September 30, 2024	(32.8)	(69.3)
Additional paid-in-capital	730.9	414.2
Retained earnings	1,694.8	1,388.9
Accumulated other comprehensive loss, net	(16.0)	(25.2)
Total equity	2,377.4	1,709.1
Total liabilities and stockholders' equity	$45,268.0	$27,466.3
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Income Statements

	Fiscal Year Ended September 30,
(in millions, except share and per share amounts)	2025	2024	2023
Revenues:
Sales of physical commodities	$128,462.6	$96,586.2	$58,131.2
Principal gains, net	1,247.2	1,189.6	1,079.9
Commission and clearing fees	728.2	548.0	498.4
Consulting, management, and account fees	205.9	167.2	159.0
Interest income	1,734.3	1,396.8	987.6
Total revenues	132,378.2	99,887.8	60,856.1
Cost of sales of physical commodities	128,251.3	96,451.6	57,942.0
Operating revenues	4,126.9	3,436.2	2,914.1
Transaction-based clearing expenses	382.2	319.3	271.8
Introducing broker commissions	211.4	166.2	161.6
Interest expense	1,402.7	1,115.7	802.2
Interest expense on corporate funding	77.8	67.8	57.5
Net operating revenues	2,052.8	1,767.2	1,621.0
Compensation and other expenses:
Compensation and benefits	1,107.7	942.4	868.6
Trading systems and market information	83.1	79.1	74.0
Professional fees	86.3	69.7	57.0
Non-trading technology and support	87.3	73.4	61.6
Occupancy and equipment rental	55.7	49.0	40.4
Selling and marketing	50.5	52.6	54.0
Travel and business development	33.0	28.4	24.8
Communications	9.3	8.5	9.1
Depreciation and amortization	67.5	53.1	51.0
Bad debts, net of recoveries	3.1	0.6	16.5
Other	66.0	65.1	66.4
Total compensation and other expenses	1,649.5	1,421.9	1,323.4
Gain on acquisitions and other gains, net	5.5	8.8	25.4
Income before tax	408.8	354.1	323.0
Income tax expense	102.9	93.3	84.5
Net income	$305.9	$260.8	$238.5

Earnings per share:
Basic	$6.22	$5.49	$5.14
Diluted	$5.89	$5.31	$4.97
Weighted-average number of common shares outstanding:
Basic	47,431,675	45,808,855	44,904,000
Diluted	50,124,502	47,437,543	46,393,516

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Net income	$305.9	$260.8	$238.5
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	9.9	(0.1)	3.2
Cash flow hedges	(0.6)	25.7	35.1
Pension liabilities adjustment	(0.1)	1.0	0.5
Other comprehensive income, net of tax	9.2	26.6	38.8
Comprehensive income	$315.1	$287.4	$277.3
See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$305.9	$260.8	$238.5
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	67.5	53.1	51.0
Amortization of operating right of use assets	31.5	21.5	14.0
Provision for bad debts, net of recoveries	3.1	0.6	16.5
Deferred income taxes	7.3	(10.5)	(2.4)
Loss on extinguishment of debt	—	3.7	—
Amortization and extinguishment of debt issuance costs	4.7	5.4	5.8
Actuarial adjustment on pension and postretirement benefits	(0.1)	0.1	0.3
Amortization of share-based compensation expense	49.0	37.2	28.0
Loss on disposal of property and equipment	2.3	—	—
Gain on acquisition	—	—	(23.5)
Accretion of deferred consideration	1.1	—	—
Adjustment to fair value of deferred consideration	(1.5)	—	—
Loss on equity method investment	0.3	—	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	1,599.0	(46.0)	599.5
Securities purchased under agreements to resell	(3,542.7)	(2,222.0)	(1,307.5)
Securities borrowed	(1,080.8)	(533.2)	80.7
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	182.6	262.5	(595.6)
Receivable from clients, net	(285.5)	(330.3)	(80.5)
Notes receivable, net	—	0.2	(0.1)
Income taxes receivable	(19.7)	7.2	(13.4)
Financial instruments owned, at fair value	(1,801.5)	(1,714.4)	(857.9)
Physical commodities inventory, net	(231.2)	(144.1)	(1.3)
Other assets	(62.3)	(119.8)	(60.4)
Accounts payable and other accrued liabilities	108.4	(5.3)	82.5
Operating lease liabilities	(25.5)	(9.8)	(8.0)
Payable to clients	2,881.0	369.9	81.4
Payable to broker-dealers, clearing organizations and counterparties	229.2	291.8	(217.8)
Income taxes payable	(4.9)	(19.6)	29.3
Securities sold under agreements to repurchase	4,969.7	4,054.7	1,331.0
Securities loaned	934.9	498.6	(72.2)
Financial instruments sold, not yet purchased, at fair value	66.5	(205.4)	658.4
Net cash provided by/(used in) operating activities	4,388.3	506.9	(23.7)
Cash flows from investing activities:
Collection of notes receivable	—	5.0	—
Cash paid for acquisitions of businesses and assets, net of cash acquired	(392.1)	(2.3)	(6.1)
Equity method investment	(8.0)	—	—
Purchase of exchange memberships and common stock	—	(1.2)	—
Purchase of property and equipment and internally developed software	(65.4)	(65.2)	(46.9)
Net cash used in investing activities	(465.5)	(63.7)	(53.0)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	317.4	(2.2)	(119.3)
Proceeds from lenders under loans with maturities greater than 90 days	—	10.0	187.0
Repayments of lenders under loans with maturities greater than 90 days	—	(10.0)	(222.0)
Proceeds from issuance of senior secured notes	625.0	550.0	—
Repayment of senior secured notes	—	(347.9)	—
Deferred payments on acquisitions	(21.2)	(9.6)	(18.7)
Debt issuance costs	(10.5)	(7.7)	—
Shares withheld to cover taxes on vesting of equity awards	(6.6)	(2.3)	—
Exercise of stock options	10.7	7.7	3.7
Net cash provided by/(used in) financing activities	914.8	188.0	(169.3)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	10.0	(0.3)	2.6
Net increase/(decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	4,847.6	630.9	(243.4)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	6,672.6	6,041.7	6,285.1
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$11,520.2	$6,672.6	$6,041.7

(continued)
	Year Ended September 30,
(in millions)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,461.5	$1,230.2	$786.5
Income taxes paid, net of cash refunds	$118.2	$117.8	$71.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$665.2	$5.6	$10.6
Additional consideration payable related to acquisitions, net	$33.6	$3.7	$11.1
Acquisition consideration paid in common stock	$300.1	$—	$—
Acquisition consideration paid in silver bullion	$12.6	$—	$—
Acquisition of businesses:
Assets acquired	$7,412.0	$0.7	$141.6
Liabilities acquired	7,001.1	0.6	84.1
Total net assets acquired	$410.9	$0.1	$57.5
The following table provides a reconciliation of cash, segregated cash, cash equivalents and segregated cash equivalents reported within the Consolidated Balance Sheets.

	September 30,
(in millions)	2025	2024	2023
Cash and cash equivalents	$1,605.8	$1,269.0	$1,108.3
Cash segregated under federal and other regulations(1)	4,321.1	2,789.4	2,420.5
Securities segregated under federal and other regulations(2)	478.8	—	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(3)	3,948.5	1,688.5	1,256.5
Securities segregated and pledged to exchange-clearing organizations(4)	1,166.0	925.7	1,256.4
Total cash, segregated cash, cash equivalents and segregated cash equivalents shown in the consolidated statements of cash flows	$11,520.2	$6,672.6	$6,041.7

(1) Represents segregated client cash held at third-party banks included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client United States (“U.S.”). Treasury obligations and U.S. government agency obligations. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with acquired maturities of greater than 90 days, and other assets, combined totaling $471.1 million, $51.8 million, and $5.8 million as of September 30, 2025, 2024, and 2023, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(3) Represents segregated client cash on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash and other assets, combined totaling $2,629.5 million, $2,662.0 million, and $2,218.3 million as of September 30, 2025, 2024, and 2023, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

(4) Represents segregated client U.S. Treasury obligations and U.S. government agency obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes segregated securities pledged to exchange-clearing organizations with acquired maturities greater than 90 days and other assets, combined totaling $5,146.7 million, $2,007.0 million, and $2,712.6 million as of September 30, 2025, 2024, and 2023, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Consolidated Balance Sheets.

See accompanying notes to consolidated financial statements.

StoneX Group Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2022	$0.5	$(69.3)	$339.9	$889.6	$(90.6)	$1,070.1
Net income	—	—	—	238.5	—	238.5
Other comprehensive income	—	—	—	—	38.8	38.8
Exercise of stock options	—	—	3.7	—	—	3.7
Share-based compensation	—	—	28.0	—	—	28.0
Balances as of September 30, 2023	0.5	(69.3)	371.6	1,128.1	(51.8)	1,379.1
Net income	—	—	—	260.8	—	260.8
Other comprehensive income	—	—	—	—	26.6	26.6
Exercise of stock options	—	—	7.7	—	—	7.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.3)	—	—	(2.3)
Share-based compensation	—	—	37.2	—	—	37.2
Balances as of September 30, 2024	0.5	(69.3)	414.2	1,388.9	(25.2)	1,709.1
Net income	—	—	—	305.9	—	305.9
Other comprehensive income	—	—	—	—	9.2	9.2
Exercise of stock options	—	—	10.7	—	—	10.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(6.6)	—	—	(6.6)
Share-based compensation	—	—	49.0	—	—	49.0
Acquisition consideration shares reissued from treasury	—	36.5	263.6	—	—	300.1
Balances as of September 30, 2025	$0.5	$(32.8)	$730.9	$1,694.8	$(16.0)	$2,377.4
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
The Company provides these services to a diverse group of clients in more than 180 countries. These clients include more than 80,000 commercial, institutional, and payments clients and over 400,000 self-directed/retail clients. The Company’s clients include commercial entities, asset managers, regional, national and introducing broker-dealers, insurance companies, brokers, institutional investors and professional traders, commercial and investment banks, and government and non-governmental organizations (“NGOs”).
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
Use of Estimates
Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments; revenue recognition; valuation of inventories; acquisition valuation for goodwill, intangible assets, and consideration payable; as well as income taxes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to financial statement issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
The Company operates asset management and debt trading businesses in Argentina. Operating revenues from the Company’s Argentine subsidiaries were approximately 1% of the consolidated operating revenues for the fiscal year ended September 30, 2025. The Company designated Argentina’s economy as highly inflationary for accounting purposes and has accounted for its Argentine entities using the U.S. dollar as the functional currency. The Company recorded translation gains through earnings of $2.8 million, $3.1 million, and $6.6 million for the years ended September 30, 2025, 2024, and 2023.
At September 30, 2025, the Company had net monetary liabilities denominated in Argentine pesos of $0.9 million, compared to net monetary liabilities of $2.4 million at September 30, 2024. The Company held cash and cash equivalents, including amounts in segregation, denominated in Argentine pesos of $0.9 million and $3.0 million as of September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, the Company had net non-monetary assets denominated in Argentine pesos of $3.6 million and $2.7 million, respectively.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act and Commission Regulation 30.7 of the U.S. Commodity Futures Trading Commission (“CFTC”) in the U.S., the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset (“CASS”) rules in the Financial Conduct Authority (“FCA”) handbook in the United Kingdom (“U.K.”), and the Securities & Futures Act (“SFA”) in Singapore, funds deposited by clients relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts, which are designated as segregated or secured client accounts. Additionally, in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), the Company maintains separate accounts for the exclusive benefit of securities clients and proprietary accounts of broker dealers (“PABs”). Rule 15c3-3 requires the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. The deposits in segregated client accounts and SRBAs are not commingled with Company funds. Under the FCA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2025 and 2024, cash, securities, and other assets segregated under federal and other regulations consisted of cash held at banks of approximately $4,321.1 million and $2,789.4 million, respectively, securities of $804.5 million and $0.0, respectively, and commodities warehouse receipts of approximately $145.4 million and $51.8 million, respectively (see fair value measurements discussion in Note 3).
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

Certain transactions may be classified in securities purchased under agreements to resell rather than securities borrowed because the characteristics and circumstances more closely align with this presentation, although the securities’ legal form is securities borrowed.
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
Deposits with and Receivables from Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
Deposits with broker-dealers, clearing organizations, and counterparties pertain primarily to deposits made to satisfy margin requirements on client and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also deposits margin with various counterparties for over-the-counter (“OTC”) derivative contracts. These deposits are also included in deposits with broker-dealers, clearing organizations, and counterparties. The Company also deposits cash margin with various securities clearing organizations as an ongoing condition of the securities clearing relationships, and these deposits are included in deposits with and receivables from broker-dealers, clearing organizations, and counterparties. Deposits with and receivables from broker-dealers, clearing organizations, and counterparties are reported gross, except where a right of offset exists. As of September 30, 2025 and 2024, the Company had cash and cash equivalents on deposit with or pledged to broker-dealers, clearing organizations, and counterparties of approximately $5,114.5 million and $2,614.2 million, respectively.
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
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties also include securities pledged to clearing exchanges. Some of these securities are included in the cash equivalents on deposit with or pledged to broker-dealers. These securities are either pledged to the Company by its clients or represent investments of client funds. It is the Company’s practice to include client-owned securities on its Consolidated Balance Sheets, as the rights to those securities have been transferred to the Company under the terms of the relevant futures trading agreements. Securities pledged primarily include U.S. Treasury obligations, U.S. governmental agency obligations, and foreign government obligations. Securities that are not client-owned, and represent an investment of client funds, are adjusted to fair value with associated changes in unrealized gains or losses recorded in Interest income in the Consolidated Income Statements. For client-owned securities, the change in fair value is offset against the payable to clients with no impact recognized in the Consolidated Income Statements. The total fair value of such client owned and non-client owned securities included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net was $6,335.2 million and $2,951.5 million as of September 30, 2025 and 2024, respectively.
Management has considered guidance required by ASC 860, Transfers and Servicing as it relates to securities pledged by clients to margin their futures and options on futures trading accounts. Management believes that the transferor surrenders control over those assets because, under the guidance, the transferee relinquishes control of the assets to the Company, among other factors. Under this guidance, the Company reflects the client collateral assets and corresponding liabilities in the Company’s Consolidated Balance Sheets as of September 30, 2025 and 2024.
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
The JBR Recovery Limited (“JBR”) assets and business acquisition, discussed and defined in Note 20, introduced stages of refining, such as raw materials, work in process, and completed goods. These are reported as components of Physical commodities inventory, net on the Condensed Consolidated Balance Sheets. The Company’s valuation policy includes estimating the cost to complete refining the various stages into finished product, the type of materials being refined, along with the market prices of the finished product to arrive at the lower of cost or net realizable value.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful life. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Expenditures that increase the value or productive capacity of assets are capitalized. When an asset is retired, sold, or otherwise disposed of, the carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings. The Company had no assets held for sale at September 30, 2025 and 2024.
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
In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. The Company has identified impairment indicators as of September 30, 2025, discussed in Note 7. The Company did not identify impairment indicators as of September 30, 2024. This standard applies to assets held for use and not to assets held for sale.
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
Derivative instruments and hedging activities
The Company executes interest rate swaps and foreign currency hedges to lessen the impacts of changes to interest rates and currency exchange rates, respectively, as well as to benefit from favorable conditions. The Company recognizes all derivative instruments as either assets or liabilities at fair value. For all of the Company’s derivative positions that are designated and qualify as part of a cash flow hedging relationship, the Company performs an initial quantitative effectiveness test to achieve hedge accounting treatment as a component of other comprehensive income until the hedged transactions are realized in earnings. All of the Company’s cash flow hedges were initially deemed highly effective and continue to be, through qualitative assessment, as of September 30, 2025 for both accounting and tax purposes. The Company has elected hedge accounting for both U.S. GAAP and tax purposes. The Company maintains formal documentation through a periodic memo and accounting analysis that cover what is being hedged, how it is being hedged, initial hedge effectiveness, qualitative subsequent analysis, and the nature of the risk being hedged, among other required analyses.
Exchange and Clearing Organization Memberships
The Company or its affiliates are required to hold certain exchange and clearing organization memberships and pledges them for clearing purposes, in order to provide the right to process trades directly with the respective venues. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, and the London Metal Exchange (“LME”). Exchange firm and clearing organization common stock include shares of CME Group, Inc., ICE, MIAX Futures Exchange, LME Holdings Limited, and the Depository Trust & Clearing Corporation (“DTCC”).
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

Alternatively, exchange memberships, or seats, that only represent the right to conduct business on an exchange, but not an ownership interest in the exchange, are accounted for as intangible assets at cost with potential impairment determined under Accounting Standards Codification 350-30, Intangibles - Goodwill and Other. As of and during the year ended September 30, 2025, there were no indicators of impairment that would suggest that the carrying value of exchange memberships that don’t represent an ownership interest are impaired, primarily based upon projections of future cash flows and earnings attributable to access these respective venues.
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
Cost of Sales of Physical Commodities
Cost of sales of physical commodities includes finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of physical commodities. Cost of sales of physical commodities also includes changes in the fair value of agricultural commodity inventories held for sale and adjustments for related forward purchase and sale commitments and exchange-traded futures and options contracts. Cost of sales of physical commodities further includes lower of cost or net realizable value for energy commodities and certain precious metals.
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
Share-Based Compensation
The Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. These awards include stock options, restricted stock, and performance share units. The Company accounts for share-based compensation resulting from these awards in accordance with the guidance in ASC 718-10, Compensation - Stock Compensation. The fair value of stock option awards is estimated using a Black-Scholes-Merton option-pricing model.
The fair value of restricted stock and performance share units is the closing market price per share of the Company’s common stock on the grant date less the present value of the expected dividends, if any, not received during the vesting period. The Company estimates the fair value of performance share units using the closing market price of Company common stock on the date of grant, based on the performance condition that was most probable at that time. The Company amortizes the calculated fair value over the requisite service period for each vesting tranche of the award. The Company reassesses the probability at each reporting period and recognize the cumulative effect of the change in estimate in the period of change.
In the reporting period it becomes probable that the minimum performance threshold specified in the performance share unit award will be achieved, the Company recognizes compensation expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed for the performance share units expected to vest. The remaining fair value of the performance share units expected to vest is expensed on a straight-line basis over the remainder of the vesting period. In the event the Company determines it is no longer probable that the minimum performance threshold specified in the award will be achieved, the Company reverses all of the previously recognized compensation expense in the reporting period such a determination is made.
Share-based employee awards that require future service are amortized over the relevant service period. For awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures are accounted for as they occur in determining share-based employee compensation expense. See Note 16 for further information on the Company’s share-based compensation.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial gains and losses from defined benefit pension plans, the unrealized gains and losses from the Company’s cash flow hedges, as well as gains and losses on foreign currency translations.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s Board of Directors. As of September 30, 2025 and 2024, no preferred shares were outstanding and the Company’s Board of Directors had not established any class or series of shares.
Common stock in treasury, at cost
As of September 30, 2025, the Company had 2,780,923 shares at historical cost of $32.8 million held in treasury. During the year ended September 30, 2025, the Company reissued 3,085,554 shares with a historical average cost of $11.82 per share, for a total cost of $36.5 million. These shares were reissued in connection with the Company’s acquisition of RTS Investor Corp., which was the parent company for the R.J. O’Brien global business (“RJO”) for a total fair value $300.1 million or $97.24 per share. The difference between the cost and reissued fair value was booked within Additional paid-in-capital.
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
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to enhance disclosures regarding segments, including significant segment expenses. The Company adopted ASU No. 2023-07 for its annual reporting for fiscal 2025 and updated its disclosures to conform to the new segment disclosure requirement, and applied the updated disclosure requirements retrospectively to all periods presented. See Note 22 for more information.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Fiscal Year Ended September 30,
(in millions, except share amounts)	2025	2024	2023
Numerator:
Net income	$305.9	$260.8	$238.5
Less: Allocation to participating securities	(10.4)	(9.1)	(8.1)
Net income allocated to common stockholders	$295.5	$251.7	$230.4
Denominator:
Weighted average number of:
Common shares outstanding	47,431,675	45,808,855	44,904,000
Dilutive potential common shares outstanding:
Share-based awards	2,692,827	1,628,688	1,489,516
Diluted shares outstanding	50,124,502	47,437,543	46,393,516

Earnings per share - basic	$6.22	$5.49	$5.14
Earnings per share - diluted	$5.89	$5.31	$4.97
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 712,280, 2,348,682 and 557,485 shares of common stock for the years ended September 30, 2025, 2024, and 2023, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2025 and 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2025 and 2024 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of September 30, 2025 and 2024.

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.3	$—	$—	$—	$10.3
Money market mutual funds and other	94.8	—	—	—	94.8
Cash and cash equivalents	105.1	—	—	—	105.1
Commodities warehouse receipts	145.4	—	—	—	145.4
U.S. government agency obligations	—	110.7	—	—	110.7
U.S. Treasury obligations	693.9	—	—	—	693.9
Securities and other assets segregated under federal and other regulations	839.3	110.7	—	—	950.0
U.S. Treasury obligations	5,210.9	—	—	—	5,210.9
U.S. government agency obligations	—	1,103.1	—	—	1,103.1
To be announced ("TBA") and forward settling securities	—	34.9	—	(30.1)	4.8
Foreign government obligations	21.2	—	—	—	21.2
Derivatives	3,208.2	3,508.7	—	(6,614.0)	102.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,440.3	4,646.7	—	(6,644.1)	6,442.9
Receivable from clients, net - Derivatives	61.2	506.5		(509.6)	58.1
Equity securities	556.0	6.7	—	—	562.7
Corporate and municipal bonds	—	485.7	—	—	485.7
U.S. Treasury obligations	678.8	—	—	—	678.8
U.S. government agency obligations	—	701.9	—	—	701.9
Foreign government obligations	—	4.1	—	—	4.1
Agency mortgage-backed obligations	—	5,378.9	—	—	5,378.9
Asset-backed obligations	—	373.4	—	—	373.4
Derivatives	—	658.4	—	(468.0)	190.4
Commodities warehouse receipts	144.6	—	—	—	144.6
Exchange firm common stock	47.0	—	—	—	47.0
Cash flow hedges	—	9.5	—	—	9.5
Mutual funds and other	25.1	—	2.3	—	27.4
Financial instruments owned	1,451.5	7,618.6	2.3	(468.0)	8,604.4
Physical commodities inventory	221.8	249.3	—	—	471.1
Total assets at fair value	$11,119.2	$13,131.8	$2.3	$(7,621.7)	$16,631.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3
Payables to clients - Derivatives	3,113.1	904.1	—	(3,486.5)	530.7
To be announced and forward settling securities	—	76.0	—	(26.1)	49.9
Derivatives	197.5	3,481.1	—	(3,690.1)	(11.5)
Payable to broker-dealers, clearing organizations and counterparties	197.5	3,557.1	—	(3,716.2)	38.4
Equity securities	367.3	4.4	—	—	371.7
Corporate and municipal bonds	—	264.1	—	—	264.1
U.S. Treasury obligations	1,983.2	—	—	—	1,983.2
U.S. government agency obligations	—	1.3	—	—	1.3
Agency mortgage-backed obligations	—	1.1	—	—	1.1
Derivatives	6.3	682.6	—	(391.6)	297.3
Cash flow hedges	—	1.0	—	—	1.0
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	2,356.8	954.5	0.1	(391.6)	2,919.8
Total liabilities at fair value	$5,667.4	$5,415.7	$32.4	$(7,594.3)	$3,521.2
(1)Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$13.9	$—	$—	$—	$13.9
Money market mutual funds	35.3	—	—	—	35.3
Cash and cash equivalents	49.2	—	—	—	49.2
Commodities warehouse receipts	51.8	—	—	—	51.8
Securities and other assets segregated under federal and other regulations	51.8	—	—	—	51.8
U.S. Treasury obligations	2,933.2	—	—	—	2,933.2
To be announced and forward settling securities	—	26.1	—	(18.3)	7.8
Foreign government obligations	18.3	—	—	—	18.3
Derivatives	3,900.1	2,168.2	—	(5,740.1)	328.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,851.6	2,194.3	—	(5,758.4)	3,287.5
Receivable from clients, net - Derivatives	22.4	506.2	—	(537.0)	(8.4)
Equity securities	363.9	15.0	—	—	378.9
Corporate and municipal bonds	—	322.1	—	—	322.1
U.S. Treasury obligations	1,088.6	—	—	—	1,088.6
U.S. government agency obligations	—	531.0	—	—	531.0
Foreign government obligations	41.4	—	—	—	41.4
Agency mortgage-backed obligations	—	3,837.2	—	—	3,837.2
Asset-backed obligations	—	223.5	—	—	223.5
Derivatives	0.1	603.2	—	(375.2)	228.1
Commodities warehouse receipts	67.8	—	—	—	67.8
Exchange firm common stock	13.2	—	—	—	13.2
Cash flow hedges	—	9.6	—	—	9.6
Mutual funds and other	23.6	—	2.1	—	25.7
Financial instruments owned	1,598.6	5,541.6	2.1	(375.2)	6,767.1
Physical commodities inventory	207.6	169.0	—	—	376.6
Total assets at fair value	$8,781.2	$8,411.1	$2.1	$(6,670.6)	$10,523.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.3	$—	$2.3
Payables to clients - Derivatives	3,577.1	228.9	—	(3,540.1)	265.9
TBA and forward settling securities	—	24.4	—	(22.9)	1.5
Derivatives	378.0	2,356.4	—	(2,737.3)	(2.9)
Payable to broker-dealers, clearing organizations and counterparties	378.0	2,380.8	—	(2,760.2)	(1.4)
Equity securities	219.8	5.0	—	—	224.8
Foreign government obligations	41.0	—	—	—	41.0
Corporate and municipal bonds	—	154.6	—	—	154.6
U.S. Treasury obligations	2,139.3	—	—	—	2,139.3
U.S. government agency obligations	—	0.2	—	—	0.2
Agency mortgage-backed obligations	—	23.6	—	—	23.6
Asset-backed obligations	—	3.9	—	—	3.9
Derivatives	8.1	571.0	—	(314.3)	264.8
Cash flow hedges	—	0.2	—	—	0.2
Other	—	—	0.9	—	0.9
Financial instruments sold, not yet purchased	2,408.2	758.5	0.9	(314.3)	2,853.3
Total liabilities at fair value	$6,363.3	$3,368.2	$3.2	$(6,614.6)	$3,120.1
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
Information on Level 3 Financial Liabilities
The acquisition of The Benchmark Company, LLC (“Benchmark”), as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make additional future cash payments. The balance of the earn-out was $26.5 million at September 30, 2025 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
The acquisition of Right Corporation (“Right”), as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make additional future cash payments based on a percentage of pre-tax earnings. The balance of the earn-out was $2.6 million at September 30, 2025 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
The acquisition of JBR Recovery Limited (“JBR”) as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make additional future cash payments. The balance of the earn-out was $1.5 million at September 30, 2025 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
The acquisition of CDI-Societe Cotonniere De Distribution S.A, as further discussed in Note 20, included a put and call option feature that will be settled in a future period. The future value of these options, which are an asset and liability respectively, is dependent upon certain financial metrics. The preceding table contains the current values in Level 3, at $2.3 million and $0.1 million, within Financial instruments owned and Financial instruments sold, not yet purchased, respectively.
The acquisition of Trust Advisory Group, Ltd., as further discussed in Note 20, included a contingent earn-out. Pursuant to the consideration agreement, the Company is required to make an additional future cash payment based on a ratio of the business line’s net revenue. The balance of the earn-out was $1.7 million at September 30, 2025 and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
Additional Disclosures about the Fair Value of Financial Instruments that are not carried on the Consolidated Balance Sheets at Fair Value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at September 30, 2025 and 2024 were not carried at fair value on our Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”) and the Company’s 6.875% Senior Secured Notes due 2032 (the “Notes due 2032”), as further described in Note 11 with carrying values of $544.1 million and $614.9 million, respectively, as of September 30, 2025. The carrying value of the Notes due 2031 and Notes due 2032 represent their principal amounts net of unamortized deferred financing costs. As of September 30, 2025, the Notes due 2031 and Notes due 2032 had a fair value of $578.5 million and $643.6 million, respectively. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2025 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2025. The total Financial instruments sold, not yet purchased, at fair value of $2,919.8 million as of September 30, 2025 includes $297.3 million for derivative contracts not designated as hedges, which represented a liability to the Company based on their fair values as of September 30, 2025.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included in the Consolidated Balance Sheets in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, Receivables from clients, net; Financial instruments owned, and sold, not yet purchased, at fair value, Payable to clients, and Payables to broker-dealers, clearing organizations and counterparties.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2025 and 2024. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2025		September 30, 2024
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,487.3	$2,528.6	$1,383.1	$1,415.7
OTC commodity derivatives	3,580.7	3,517.4	1,967.9	1,924.3
Exchange-traded foreign exchange derivatives	7.5	7.5	2.0	2.0
OTC foreign exchange derivatives	749.5	1,264.0	975.2	938.2
Exchange-traded interest rate derivatives	361.2	367.4	720.1	728.1
OTC interest rate derivatives	148.3	148.3	207.1	207.1
Exchange-traded equity index derivatives	413.4	413.4	1,817.4	1,817.4
OTC equity and indices derivatives	195.1	138.1	127.4	86.7
TBA and forward settling securities	34.9	76.0	26.1	24.4
Total derivative contracts not accounted for as hedges	7,977.9	8,460.7	7,226.3	7,143.9
Derivative contracts designated as hedging instruments:
Interest rate swaps	—	—	—	0.2
Foreign currency forwards	9.5	1.0	9.6	—
Total derivative contracts designated as hedging instruments	9.5	1.0	9.6	0.2
Gross fair value of derivative contracts	$7,987.4	$8,461.7	$7,235.9	$7,144.1
Impact of netting and collateral	(7,621.7)	(7,594.3)	(6,670.6)	(6,614.6)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$107.7		$336.0
Total fair value included in Receivable from clients, net	$58.1		$(8.4)
Total fair value included in Financial instruments owned, at fair value	$199.9		$237.7
Total fair value included in Payables to clients		$530.7		$265.9
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$38.4		$(1.4)
Fair value included in Financial instruments sold, not yet purchased, at fair value		$298.3		$265.0
(1)As of September 30, 2025 and 2024, the Company’s derivative contract volume for open positions was approximately 19.2 million and 12.2 million contracts, respectively.

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
The Company used interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges were designated cash flow hedges, through which the Company mitigated uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. The swaps introduced credit risk, which the Company minimized by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there was limited market risk associated with the swap position, because any amounts the Company paid from having exchanged variable interest was funded by the variable interest the Company received on its deposits. During the period ended September 30, 2025, the Company’s interest rate hedges all matured.
The fair values of derivative instruments designated for hedging held as of September 30, 2025 and 2024 are as follow:

		September 30, 2025	September 30, 2024
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Financial instruments owned, net	$9.5	$9.6
Total derivatives designated as hedging instruments		$9.5	$9.6

Derivative assets, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Foreign currency forward contracts		$8.0	$9.2
Total expected to be released from Other comprehensive income into earnings		$8.0	$9.2

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$—	$0.2
Foreign currency forward contracts	Financial instruments sold, not yet purchased	1.0	—
Total derivatives designated as hedging instruments		$1.0	$0.2

Derivative liabilities, net expected to be released from Other comprehensive income into earnings within the next 12 months:
Interest rate contracts		$—	$0.2
Total expected to be released from Other comprehensive income into earnings		$—	$0.2
The notional values of derivative instruments designated for hedging held as of September 30, 2025 and 2024 are as follows:

	September 30, 2025		September 30, 2024
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$—		$500.0
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	180.0	zł	156.1
USD		$45.0		$37.5
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£93.0		£72.0
USD		$120.4		$88.8

The Consolidated Income Statement effects of derivative instruments designated for hedging held for the fiscal years ended September 30, 2025 and 2024 are as follows:

(in millions)	Income Statement Location	Fiscal Year Ended September 30, 2025	Fiscal Year Ended September 30, 2024
Total gain/(loss) reclassified from Accumulated Other Comprehensive Loss, net into Income:
Interest rate contracts	Interest income	$(0.2)	$(26.7)
Foreign currency forward contracts	Compensation and benefits	14.1	9.6
Total derivatives designated as hedging instruments		$13.9	$(17.1)

Amount of gain reclassified from accumulated other comprehensive loss, net into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the years ended September 30, 2025 and 2024 are as follows:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Fiscal Year Ended September 30, 2025	Fiscal Year Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$0.1	$18.5
Foreign currency forward contracts	(0.7)	7.2
Total	$(0.6)	$25.7

The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the periods indicated, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Consolidated Income Statements.

	Year Ended September 30,
(in millions)	2025	2024	2023
Commodities	$360.5	$383.8	$446.5
Foreign exchange	119.1	124.6	269.2
Interest rate, equities, and indices	104.3	100.2	109.0
TBA and forward settling securities	0.6	(135.5)	73.0
Net gains from derivative contracts	$584.5	$473.1	$897.7
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of September 30, 2025 and 2024 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
The Company had no allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties and no allowance for doubtful accounts related to notes receivable as of September 30, 2025 and 2024. The allowance for doubtful accounts related to receivables from clients was $53.9 million and $51.9 million as of September 30, 2025 and 2024, respectively.
Activity in the allowance for doubtful accounts for the years ended September 30, 2025, 2024, and 2023 was as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$51.9	$59.9	$47.8
Provision (recovery) for bad debts(1)	2.3	(2.4)	12.5
Allowance charge-offs	(0.3)	(6.2)	(0.5)
Other	—	0.6	0.1
Balance, end of year	$53.9	$51.9	$59.9
(1) An additional $0.8 million, $3.0 million, and $4.0 million is included in bad debt expense for the years ended September 30, 2025, 2024, and 2023, respectively, on the consolidated income statement, which is not included in the allowance.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of finished physical commodities as shown below.

	September 30,
(in millions)	2025	2024
Physical Ag & Energy	$249.3	$169.0
Precious metals - held by broker-dealer subsidiary	221.8	207.6
Precious metals - held by non-broker-dealer subsidiaries(1)	446.4	304.5
Physical commodities inventory, net	$917.5	$681.1
(1)Includes raw materials of $4.6 million and work in process of $48.6 million as of September 30, 2025
Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Consolidated Income Statements.
Note 7 – Property and Equipment, net
Property and equipment is stated at cost, and reported net of accumulated depreciation and amortization on the Consolidated Balance Sheets. Depreciation on property and equipment is generally calculated using the straight-line method over the relevant asset’s estimated useful life. The estimated useful lives of property and equipment range from 3 to 10 years. During the years ended September 30, 2025, 2024, and 2023, depreciation and amortization related to property and equipment was $58.0 million, $45.6 million, and $36.3 million respectively.
The Company capitalized $38.3 million and $36.1 million of software development costs during the years ended September 30, 2025 and September 30, 2024.
During the fiscal year ended September 30, 2025, the Company disposed of $6.7 million of property and equipment with a net book value of $2.3 million, which became impaired during the year. The Company recognized this amount as a loss on disposal in Gain on acquisitions and other gains, net in the Consolidated Income Statements. In addition, the Company accelerated the amortization of certain software, which had a cost of $4.0 million and $1.2 million of net book value that was accelerated and recognized as amortization expense in Depreciation and amortization in the Consolidated Income Statements during the year.
During the fiscal year ended September 30, 2024, the Company disposed of $4.8 million of fully depreciated property and equipment assets.
A summary of property and equipment, at cost less accumulated depreciation and amortization as of September 30, 2025 and 2024 is as follows:

	September 30,
(in millions)	2025	2024
Property and equipment:
Furniture and fixtures	$29.9	$21.4
Software	45.3	41.5
Equipment	67.3	57.9
Leasehold improvements	68.6	56.7
Capitalized software development	154.3	113.1
Total property and equipment	365.4	290.6
Less: accumulated depreciation and amortization	(198.8)	(147.5)
Property and equipment, net	$166.6	$143.1

Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2025 and 2024 is as follows:

	September 30,
(in millions)	2025	2024
Commercial	$115.6	$35.5
Institutional	167.0	9.8
Self-Directed/Retail	5.7	5.7
Payments	10.0	10.0
Total Goodwill	$298.3	$61.0
During the three months ended September 30, 2025, the Company’s acquisition of RJO triggered a reassessment of the financial information reviewed by management. The Company determined the acquired business activities of RJO were similar to its existing businesses, and the reassessment confirmed the current composition of the Company’s operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. This business included $2.2 million of goodwill that moved to the Commercial segment. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2022.
The Company recorded $0.7 million and $0.3 million in foreign exchange translation decline related to Goodwill for the years ended September 30, 2025 and 2024, respectively.
The Company recorded additional goodwill during the year ended September 30, 2025 related to the purchase price allocation for the following acquisitions, as further discussed in Note 20 (in millions):

Acquisition	Reportable Segment	Goodwill
JBR	Commercial	$4.8
Octo	Institutional	2.1
RJO	Commercial	75.0
RJO	Institutional	99.4
Benchmark	Institutional	55.7
Right	Commercial	1.0
	Total Goodwill Recorded	$238.0
The Company recorded additional goodwill of $2.0 million during the year ended September 30, 2024 within the Self-Directed/Retail reportable segment related to the initial purchase price allocation for the acquisition of TAG, as further discussed in Note 20.
Note 9 – Intangible Assets
The Company recorded approximately $420.9 million of client base assets and $6.5 million of trade/domain name and other license assets related to various acquisitions during the fiscal year ended September 30, 2025, further discussed in Note 20. The Company wrote off $16.2 million of fully amortized intangible assets during the fiscal year ended September 30, 2025.
The Company recorded $3.6 million of client base assets and wrote off $27.8 million of fully amortized intangible assets during the fiscal year ended September 30, 2024.

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	September 30, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Trade/domain names and other licenses	$10.6	$(4.9)	$5.7	$4.1	$(3.2)	$0.9
Software programs/platforms	2.4	(2.0)	0.4	4.9	(4.1)	0.8
Client base	445.0	(19.2)	425.8	37.7	(25.6)	12.1
Total intangible assets subject to amortization	458.0	(26.1)	431.9	46.7	(32.9)	13.8

Intangible assets not subject to amortization
Website domains	2.3	—	2.3	2.1	—	2.1
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	6.0	—	6.0	5.8	—	5.8
Total intangible assets	$464.0	$(26.1)	$437.9	$52.5	$(32.9)	$19.6
Amortization expense related to intangible assets was $9.5 million, $7.5 million, and $14.7 million for the years ended September 30, 2025, 2024, and 2023, respectively.
As of September 30, 2025, estimated future amortization expense was as follows:

(in millions)
Fiscal 2026	$31.9
Fiscal 2027	28.9
Fiscal 2028	27.8
Fiscal 2029	27.0
Fiscal 2030 and thereafter	316.3
$431.9
Note 10 - Leases
The Company leases office space under non-cancelable operating leases with third parties as of September 30, 2025. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain office space leases include one or more options to renew, with renewal terms that can extend the lease term from three to ten years, and some of which include the Company’s option to terminate the leases within two years of the balance sheet date. In determining the term of certain office space leases, the Company has not considered any renewal options in the lease terms of its office space leases as the Company does not believe it is reasonably certain that any of the rights will be exercised. Further, the Company has not included periods after termination date, if the Company holds a termination option and believes it is reasonably certain to exercise.
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
The Company has elected to not separate lease components from nonlease components for all office space leases. The Company does not have any financing leases as of September 30, 2025. Operating lease expense is recognized on a straight-line basis over the lease term and is reported within Occupancy and equipment rental on the Consolidated Income Statements.
As of September 30, 2025 and 2024, the Company recorded operating lease right-of-use assets of $161.9 million and $157.0 million, respectively, and operating lease liabilities of $211.7 million and $195.9 million, respectively.

The following table presents operating lease costs and other related information as of and for the fiscal year ended September 30, 2025 and 2024 (in millions, except as stated):

	Fiscal Year Ended September 30,
	2025	2024
Operating lease costs (1)(2)	$47.2	$42.9

Supplemental cash flow information and non-cash activity:
Cash paid for amounts included in the measurement of operating lease liabilities	$30.4	$25.8
Right-of-use assets obtained in exchange for operating lease liabilities	$26.9	$56.4

Lease term and discount rate information:
Weighted average remaining lease term (years)	8.0	8.6
Weighted average discount rate	5.2%	5.0%
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Elements of operating lease costs are included as components of Cost of sales of physical commodities and Occupancy and equipment rental in the Consolidated Income Statements.
The maturities of the lease liabilities are as follows as of September 30, 2025 (in millions):

2026	$34.5
2027	35.7
2028	36.1
2029	30.4
2030	26.3
After 2030	95.8
Total lease payments	258.8
Less: interest	47.1
Present value of lease liabilities	$211.7
Note 11 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,705.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities have covenant requirements that generally relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures, as agreed for each. The Company and its subsidiaries were in compliance with all relevant covenants as of September 30, 2025.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities business activities. The agreements are subject to certain borrowing terms and conditions.
Subordinated Credit Facility
The Company’s subsidiary, R.J. O’Brien & Associates, LLC, has a subordinated credit facility which allows it to borrow up to $180.0 million. As of September 30, 2025, the outstanding tranches of borrowings mature at various dates through July 14, 2026. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
Notes Payable to Bank
The Company has a note payable to bank related to financing certain equipment which secures the note.

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
On July 8, 2025, the Company issued $625 million in aggregate principal amount of its 6.875% Notes due 2032, in connection with the acquisition of R.J. O’Brien, at the offering price of 100% of the aggregate principal amount. The Notes due 2032 are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Company’s existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. Interest related to these notes is payable twice annually, in arrears. The Company incurred debt issuance costs of $10.5 million, which are being amortized over the term of the Notes due 2032 under the effective interest method.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

						Amounts Outstanding
Borrower	Security	Renewal or Expiration Date	Interest Rate at September 30, 2025	Total Commitment		September 30, 2025		September 30, 2024
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility	(1)	June 3, 2028	Base rate - 8.25% SOFR - 6.23%	650.0		317.0	(5)	161.0
StoneX Financial Inc.	None	October 27, 2026	9.25%	325.0	(9)	—	(5)	—
R.J. O’Brien & Associates, LLC subordinated	None	April 30, 2027	8.36%	180.0		110.8	(5)	—
R.J. O’Brien Limited	None	January 23, 2026	7.25%	20.0		—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2026	Base rate - 8.5% SOFR - 6.64%	325.0		104.0	(5)	66.0
Right Company LLC	Certain assets	October 1, 2026	6.50%	15.0	(8)	—	(5)	—
StoneX Financial Ltd	None	October 6, 2026	6.75%	175.0	(7)	90.0	(5)	—
StoneX Financial Pte. Ltd.	None	September 4, 2026	6.74%	15.0	(6)	—	(5)	—
				$1,705.0		$621.8		$227.0

Uncommitted Credit Facilities	Various	Various	Various			153.9	(5)	104.9
Notes payable to bank	Certain equipment	December 1, 2025	Index rate plus 2.35%			6.3	(5)	6.9
Senior Secured Notes due 2031	(2)	March 1, 2031	7.875%			544.1	(3)	543.1
Senior Secured Notes due 2032	(2)	July 15, 2032	6.875%			614.9	(4)	—
Total outstanding borrowings						$1,941.0		$881.9
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

(3) Included in Senior secured borrowings, net on the Consolidated Balance Sheets. Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $5.9 million.
(4) Included in Senior secured borrowings, net on the Consolidated Balance Sheets. Amounts outstanding under the Notes due 2032 are reported net of unamortized deferred financing costs of $10.1 million.
(5) Included in Lenders under loans on the Consolidated Balance Sheets.
(6) The facility was amended on October 2, 2025 to extend the maturity date to September 4, 2026.
(7) The facility was amended on October 6, 2025 to extend the maturity date to October 6, 2026, and to increase the amount available from $115.0 million to $175.0 million.
(8) The facility was entered into on October 10, 2025, establishing a $15.0 million commitment with a maturity date of October 1, 2026.
(9) The facility was amended on October 28, 2025 to extend the maturity date to October 27, 2026, and to increase the amount available from $250.0 million to $325.0 million.
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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	September 30, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$26,173.4	$3,128.5	$180.4	$41.4	$29,523.7
Securities loaned	2,550.8	—	—	—	2,550.8
Gross amount of secured financing	$28,724.2	$3,128.5	$180.4	$41.4	$32,074.5

	September 30, 2024
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$15,260.8	$585.4	$631.0	$50.7	$16,527.9
Securities loaned	1,615.9	—	—	—	1,615.9
Gross amount of secured financing	$16,876.7	$585.4	$631.0	$50.7	$18,143.8

Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

	September 30,
Securities sold under agreements to repurchase	2025	2024
U.S. Treasury obligations	$19,311.9	$9,673.7
U.S. government agency obligations and municipal bonds	804.3	652.0
Asset-backed obligations	55.0	136.1
Agency mortgage-backed obligations	7,521.4	5,079.6
Foreign government obligations	881.4	649.6
Corporate bonds	949.7	336.9
Total securities sold under agreement to repurchase	$29,523.7	$16,527.9

Securities loaned
Equity securities	$2,550.8	$1,615.9
Total securities loaned	2,550.8	1,615.9
Gross amount of secured financing	$32,074.5	$18,143.8
The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	September 30, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$26,298.1	$(15,972.7)	$10,325.4
Securities borrowed	$2,743.1	$—	$2,743.1
Securities sold under agreements to repurchase	$29,523.7	$(15,972.7)	$13,551.0
Securities loaned	$2,550.8	$—	$2,550.8

	September 30, 2024
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Securities purchased under agreements to resell	$13,148.1	$(7,946.6)	$5,201.5
Securities borrowed	$1,662.3	$—	$1,662.3
Securities sold under agreements to repurchase	$16,527.9	$(7,946.6)	$8,581.3
Securities loaned	$1,615.9	$—	$1,615.9
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

The following table sets forth the fair value, which approximates carrying value because of the short term nature, of collateral pledged, received and repledged (in millions):

	September 30, 2025	September 30, 2024
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$9,757.7	$6,777.9
Securities received as collateral that may be repledged	$32,452.0	$20,126.8
Securities received as collateral that are subject to segregation rules	$1,739.3	$—
Securities received as collateral that may be repledged covering securities sold short	$1,965.1	$2,408.3
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$2,491.4	$1,533.3
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
As of September 30, 2025 and 2024, the Consolidated Balance Sheets include loss contingency accruals, recorded during and prior to these years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, to be material to the Company’s earnings, financial position or liquidity.
Contingencies
The Company had receivables, net of collections and other allowable deductions, of $9.2 million as of September 30, 2025, due from account holders in connection with the liquidation of their accounts in accordance with StoneX Financial Inc.’s client agreements and obligations under market regulation standards after the balances in the accounts fell below required maintenance margin levels and into deficit balances. The allowance against these uncollected balances was $3.3 million as of September 30, 2025. The Company is pursuing collection of the outstanding balances through arbitration proceedings against the account holders. The Company will consider developments in these proceedings, and any other relevant matters, in determining whether any changes in the allowance against the uncollected balances are required.
In these and other arbitration proceedings, clients are seeking damages from StoneX Financial Inc. relating to the trading losses in their accounts.

During the fiscal year ended September 30, 2025, the Company favorably resolved several of these arbitration claims through arbitration decisions and privately negotiated settlements. All of the arbitration panels that issued decisions during the year awarded StoneX Financial Inc. the full amount of the uncollected balances. As noted, several of the arbitrations were resolved through privately negotiated settlement, pursuant to which the account holders agreed to pay some or all of their outstanding deficit balances. The Company intends to continue vigorously pursuing claims through arbitration and settling cases in what the Company determines to be appropriate circumstances. The ultimate outcome of remaining arbitrations cannot presently be determined.
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
Contractual Commitments
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals and agricultural and energy commodities. Unpriced contract commitments have been estimated using September 30, 2025 fair values. Purchase commitments and other obligations as of September 30, 2025 for less than one year, one to three years, three to five years, and after five years were $150,309.5 million, $651.0 million, $102.3 million, and $1,280.9 million respectively. The purchase commitments for less than one year will be offset by corresponding sales commitments of $147,941.2 million.
Acquisition Consideration
As part of certain of its acquisitions, the Company has contingent liabilities or amounts already determined to be paid at a future date. These are discussed in detail in Note 20.
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
Self-Insurance
The Company self-insures its medical and dental claims costs up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependents, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of the actuarial estimate. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2025 and 2024, the Company had $2.0 million and $2.2 million, respectively, accrued for self-insured medical and dental claims included in Accounts payable and other liabilities in the Consolidated Balance Sheets.

Note 14 – Accumulated Other Comprehensive Loss, Net
Accumulated other comprehensive loss, net includes net actuarial losses from defined benefit pension plans, foreign currency translation adjustments, and cash flow hedge gains or losses.
The following table summarizes the changes in accumulated other comprehensive loss for the years ended September 30, 2025, 2024, and 2023.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2022	$(34.4)	$(2.7)	$(53.5)	$(90.6)
Other comprehensive income, net of tax	3.2	0.5	35.1	38.8
Balances as of September 30, 2023	$(31.2)	$(2.2)	$(18.4)	$(51.8)
Other comprehensive income/(loss), net of tax	(0.1)	1.0	25.7	26.6
Balances as of September 30, 2024	$(31.3)	$(1.2)	$7.3	$(25.2)
Other comprehensive income/(loss), net of tax	9.9	(0.1)	(0.6)	9.2
Balances as of September 30, 2025	$(21.4)	$(1.3)	$6.7	$(16.0)
Note 15 – Revenue from Contracts with Clients
The Company’s revenues from contracts with clients subject to FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”) represent approximately 2.3%, 2.2%, and 5.7% of the Company’s total revenues for the years ended September 30, 2025, 2024, and 2023, respectively.
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

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated (in millions):

	Fiscal Year Ended September 30,
	2025	2024	2023
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$341.0	$226.1	$214.1
OTC derivative brokerage	11.0	11.3	14.5
Equities and fixed income	109.1	65.9	57.8
Mutual funds	3.3	3.1	3.0
Insurance and annuity products	12.2	11.0	9.2
Other	1.5	—	3.4
Total sales-based commission	478.1	317.4	302.0
Trailing:
Mutual funds	13.6	12.7	12.4
Insurance and annuity products	15.9	15.2	14.2
Total trailing commission	29.5	27.9	26.6

Clearing fees	207.0	180.2	153.3
Trade conversion fees	10.5	13.1	8.5
Other	3.1	9.4	8.0
Total commission and clearing fees	728.2	548.0	498.4
Consulting, management, and account fees:
Underwriting fees	8.6	0.4	0.7
Asset management fees	62.7	50.9	45.1
Advisory and consulting fees	34.3	38.2	35.0
Sweep program fees	44.8	44.4	48.6
Client account fees	36.9	19.8	15.9
Other	18.6	13.5	13.7
Total consulting, management, and account fees	205.9	167.2	159.0
Sales of physical commodities:
Precious metals sales under ASC Topic 606	2,133.5	1,500.7	2,836.0
Total revenues from contracts with clients	$3,067.6	$2,215.9	$3,493.4

Method of revenue recognition:
Point-in-time	$2,896.3	$2,054.5	$3,338.1
Time elapsed	171.3	161.4	155.3
Total revenues from contracts with clients	3,067.6	2,215.9	3,493.4
Other sources of revenues
Physical precious metals under ASC Topic 815	121,824.0	91,241.1	50,979.5
Physical agricultural and energy products	4,505.1	3,844.4	4,315.7
Principal gains, net	1,247.2	1,189.6	1,079.9
Interest income	1,734.3	1,396.8	987.6
Total revenues	$132,378.2	$99,887.8	$60,856.1
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

	Year Ended September 30,
(in millions)	2025	2024	2023
Dividend income on long equity positions	$142.3	$192.3	$32.0
Dividend expense on short equity positions	142.4	191.2	33.3
Dividend (loss)/income net of dividend expense reported within Principal Gains, net	$(0.1)	$1.1	$(1.3)
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
Practical Expedients
The Company has applied Topic 606’s practical expedient that permits for the non-disclosure of the value of performance obligations for (i) contracts with an original expected length or one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The Company has also applied Topic 606’s practical expedient that allows for no adjustment to consideration due to a significant financing component if the expectation at contract inception is such that the period between payment by the client and the transfer of the promised goods or services to the client will be one year or less.
Note 16 – Share-Based Compensation
The 2022 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), authorizes the Company to issue up to 5.4 million shares in connection with the grants of stock options, restricted stock, and performance share units, and 4.4 million shares are available for issuance as of September 30, 2025. Share-based compensation expense is included in Compensation and benefits in the Consolidated Income Statements and totaled $49.0 million, $37.2 million and $28.0 million for the years ended September 30, 2025, 2024, and 2023, respectively.
Stock Options
The Company sponsors the Omnibus Plan for its directors, officers, employees and consultants. Shares underlying awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Fiscal Year Ended September 30,
	2025	2024	2023
Expected stock price volatility	36%	38%	42%
Expected dividend yield	—%	—%	—%
Risk free interest rate	2.68%	2.21%	1.60%
Average expected life (in years)	4.91	6.32	4.25
Expected stock price volatility rates are primarily based on historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the years ended September 30, 2025, 2024, and 2023 was $27.93, $26.77, and $22.14, respectively.
The following is a summary of stock option activity for the year ended September 30, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2024	4,591,552	$34.42	$12.86	5.06	$88.7
Granted	533,127	$77.18	$27.93
Exercised	(407,084)	$26.26	$8.43
Forfeited	(55,993)	$39.62	$13.39
Expired	(851)	$27.60	$10.84
Balances as of September 30, 2025	4,660,751	$39.97	$14.96	4.47	$284.1
Exercisable at September 30, 2025	1,234,595	$23.47	$6.83	1.79	$95.6
The total compensation cost not yet recognized for non-vested awards of $45.9 million as of September 30, 2025 has a weighted-average period of 2.60 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the years ended September 30, 2025, 2024, and 2023 was $22.4 million, $9.8 million and $4.2 million, respectively.
The options outstanding as of September 30, 2025 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$15.00	-	$20.00	1,080,000	$20.00	1.18
$25.00	-	$30.00	517,508	$26.79	2.82
$40.00	-	$45.00	2,155,294	$42.77	6.01
$45.00	-	$50.00	386,670	$47.26	5.36
$50.00	-	$85.00	521,279	$77.41	5.92
			4,660,751	$39.97	4.47

Restricted Stock
The Company grants restricted stock under the Omnibus Plan to its directors, officers, and employees. Restricted stock awards that expire or are canceled generally become available for issuance again under the Omnibus Plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
Restricted Stock Units
The following is a summary of restricted stock activity through September 30, 2025:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2024	1,507,715	$41.42	1.13	$81.0
Granted	749,809	$74.65
Vested	(748,398)	$40.02
Forfeited	(1,327)	$47.68
Balances as of September 30, 2025	1,507,799	$58.64	1.24	$152.2
The total compensation cost not yet recognized of $63.7 million as of September 30, 2025 has a weighted-average period of 1.24 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Performance Share Units
During the year ended September 30, 2025, the Company granted performance shares units (“PSU”), which are earned on the basis of pre-established performance goals approved by the Compensation Committee of the Company’s Board of Directors for a specified performance period. The performance shares are subject to a cliff vesting on the fourth anniversary of the grant date. The target amount of the award is 225,000 shares of Company common stock.The range of payout is zero to 337,500 shares, based on the outcome of the performance condition.
The following is a summary of performance share activity through September 30, 2025:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2024	—	n/a	n/a	n/a
Granted	225,000	$76.12
Balances as of September 30, 2025	225,000	$76.12	3.50	$22.7
The total compensation cost not yet recognized for PSUs is $15.0 million as of September 30, 2025. This amount will be amortized on a straight-line basis over the vesting period.
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
The Qualified Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 90% debt securities and 10% equity investments and had a total fair value of $31.2 million and $32.3 million as of September 30, 2025 and 2024, respectively. All Qualified Plan assets fall within Level 2 of the fair value hierarchy. The benefit obligation associated with the Qualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Qualified Plan was frozen in 2006. The benefit obligation was $24.5 million and $25.9 million and the discount rate assumption used in the measurement of this obligation was 5.25% and 4.90% as of September 30, 2025 and 2024, respectively. Related to the Qualified Plan, the Company’s net pension obligation was in a funded status of $6.7 million and $6.4 million as of September 30, 2025 and 2024, respectively.

The Nonqualified Plan assets had a total fair value of less than $0.1 million as of September 30, 2025 and 2024. The benefit obligation associated with the Nonqualified Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments. There are no active participants in the Nonqualified plan. The benefit obligation was $1.1 million and $1.1 million as of September 30, 2025 and 2024, respectively. Related to the Nonqualified Plan, the Company’s unfunded pension obligation was $1.1 million and $1.1 million as of September 30, 2025 and 2024, respectively.
The Company recognized a net periodic benefit of $0.4 million for the year ended September 30, 2025, and a net periodic cost of $0.1 million and $0.3 million for the years ended September 30, 2024 and 2023. The expected long-term return on plan assets assumption for the Qualified Plan was 5.50% for 2025. The Company made contributions of $0.1 million to the plans in the years ended September 30, 2025 and 2024. The Company complies with minimum funding requirements. The estimated undiscounted future benefit payments are expected to be $2.0 million in 2026, $2.0 million in 2027, $2.1 million in 2028, $2.2 million in 2029, $2.1 million in 2030, and $8.9 million in 2031 through 2035.
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
For fiscal years ended September 30, 2025, 2024, and 2023, the Company’s contributions to these defined contribution plans were $27.1 million, $23.3 million and $19.2 million, respectively.
Note 18 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Non-income taxes	$13.3	$12.8	$16.8
Insurance	12.1	11.8	11.1
Employee related expenses	7.3	7.3	10.1
Other direct business expenses	17.7	15.1	14.8
Membership fees	3.9	3.7	3.4
Director and public company expenses	2.7	2.1	2.3
Office expenses	3.0	2.4	1.9
Other expenses	6.0	9.9	6.0
Total other expenses	$66.0	$65.1	$66.4
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

The Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (“Pillar Two”) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. EU member states are required to adopt the OECD Pillar rules, some countries have already adopted and other non-U.S. countries are expected to follow suit. Under these rules, the Company is required to pay a “top-up” tax to the extent that the effective tax rate in any given country is below 15%. The United States is not expected to pass Pillar Two legislation in the near term, but the top-up tax can be collected by other countries. The Pillar Two legislation is effective for the Company with the fiscal year beginning October 1, 2024. This minimum tax, if any, will be recognized in the period in which it is incurred.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented after. The legislation did not have a material impact on the Company’s fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. The Company continues to review the OBBBA tax provisions to assess impacts to the consolidated financial statements.
Income tax expense/(benefit) for the years ended September 30, 2025, 2024, and 2023 was allocated as follows:

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Income tax expense attributable to income from operations	$102.9	$93.3	$84.5
Taxes allocated to stockholders’ equity, related to pension liabilities	—	0.3	0.2
Taxes allocated to stockholders’ equity, related to hedge accounting	0.2	8.1	11.1
Total income tax expense	$103.1	$101.7	$95.8
The components of income tax expense/(benefit) attributable to income from operations were as follows:

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Current taxes:
U.S. federal	$37.2	$26.4	$15.8
U.S. state and local	7.0	5.9	3.9
Brazil	19.7	18.2	16.0
Germany	3.4	4.2	4.5
Singapore	9.4	7.7	4.9
United Kingdom	9.5	34.5	30.9
Other international	9.4	6.9	10.9
Total current taxes	95.6	103.8	86.9
Deferred taxes:
U.S. federal	(2.0)	1.7	(1.1)
U.S. state and local	(1.0)	0.5	—
Brazil	1.2	(3.6)	—
Germany	—	(0.4)	—
United Kingdom	10.5	(7.2)	(1.4)
Other international	(1.4)	(1.5)	0.1
Total deferred taxes	7.3	(10.5)	(2.4)
Income tax expense	$102.9	$93.3	$84.5
U.S. and international components of income from operations, before tax, were as follows:

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
U.S.	$148.9	$97.8	$135.1
Brazil	44.6	37.8	35.3
Germany	11.1	12.1	13.3
Singapore	70.3	55.1	38.1
United Kingdom	65.4	121.3	77.7
Other international	68.5	30.0	23.5
Income from operations, before tax	$408.8	$354.1	$323.0

Items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense were as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Federal statutory rate effect of:	21.0%	21.0%	21.0%
U.S. State and local income taxes	1.1%	1.5%	1.0%
Foreign earnings and losses taxed at different rates	0.5%	2.6%	1.1%
Stock compensation	(1.4)%	(1.0)%	(0.6)%
BEAT	1.0%	—%	—%
Pillar 2 minimum tax	0.8%	—%	—%
Non-deductible compensation	1.9%	1.5%	1.5%
Permanent items	0.1%	(0.8)%	1.8%
U.S. bargain purchase gain	—%	—%	(1.4)%
GILTI	0.6%	2.0%	2.0%
R&D Credit	(0.4)%	(0.5)%	(0.2)%
Effective rate	25.2%	26.3%	26.2%
The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2025	September 30, 2024
Deferred tax assets:
Share-based compensation	$21.0	$12.2
Deferred compensation	—	5.4
Net operating loss carryforwards	31.5	19.6
Capitalized interest	5.0	—
Bad debt reserve	7.7	7.2
Foreign tax credit carryforwards	0.4	1.2
Other compensation	9.8	7.5
Pension	2.9	2.5
Right of use assets	30.2	30.1
Property and equipment	2.1	3.4
Other	2.4	2.9
Total gross deferred tax assets	113.0	92.0
Less valuation allowance	(18.5)	(15.5)
Deferred tax assets	94.5	76.5
Deferred income tax liabilities:
Unrealized gain on securities	4.1	3.1
Prepaid expenses	2.7	2.5
Intangibles	105.2	—
Right of use liabilities	25.2	26.7
Mark to market on inventory	7.6	3.8
Other deferred liabilities	3.3	0.5
Deferred compensation	9.3	—
Hedging	2.0	2.2
Deferred income tax liabilities	159.4	38.8
Deferred income taxes, net	$(64.9)	$37.7
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2025 and 2024, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $13.0 million and $5.3 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The state and local net operating loss carryforwards of $12.1 million, net of valuation allowance, begin to expire after September 2025.
The Company also has $0.6 million, net of valuation allowances, of federal net operating loss carryforwards, which consist of a portion that will expire in tax years ending 2031 through 2036, and are limited by Internal Revenue Code (“IRC”) Section 382.

The remaining portion of the federal net operating loss carryforwards do not expire, but cannot be utilized until after 2037 and are also limited by IRC Section 382. As of September 30, 2025, the Company has $0.3 million, net of valuation allowance, of foreign net operating loss carryforwards primarily in Brazil, Columbia, Germany, Netherlands and United Kingdom, which have various carryforward periods.

The valuation allowance for deferred tax assets as of September 30, 2025 was $18.5 million. The net change in the total valuation allowance for the year ended September 30, 2025 was an increase of $3.0 million. The increase was related to the increase in foreign net operating loss carryforwards and increases related to foreign tax credits. The valuation allowances as of September 30, 2025 and 2024 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
The Company does not intend to distribute earnings of its foreign subsidiaries in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. The Company repatriated $73.5 million and $100.0 million during the years ended September 30, 2025 and 2024, respectively, of earnings previously taxed in the U.S. resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2025	2024	2023
Balance, beginning of year	$0.3	$—	$—
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	0.4	0.3	—
Gross decreases for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(0.2)	—	—
Balance, end of year	$0.5	$0.3	$—
The Company had $0.5 million of unrecognized tax benefits as of September 30, 2025 that, if recognized, would affect the effective tax rate. The Company had a de minimis balance of unrecognized tax benefits as of September 30, 2024 and 2023 that, if recognized, would affect the effective tax rate.
Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets. The Company had $0.1 million and $0.1 million of accrued interest and penalties included in the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had $0.0 million of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the year ended September 30, 2025, $0.1 million of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the year ended September 30, 2024 and a de minimis amount during the year ended September 30, 2023.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2018 through September 30, 2025 with U.S. federal and state and local taxing authorities, however the Company has acquired net operating losses from tax year 2010 that may allow the IRS to make adjustments to positions in returns as early as 2010. In the U.K., the Company has open tax years ending September 30, 2023 to September 30, 2025. In Brazil, the Company has open tax years ranging from December 31, 2020 through December 31, 2024. In Singapore, the Company has open tax years ranging from September 30, 2021 to September 30, 2025.
Note 20 – Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.

Acquisitions in Fiscal 2025
Assets of JBR Recovery Limited
On October 1, 2024, the Company’s subsidiary, StoneX Metals Limited, executed a sale and purchase agreement to acquire the recycling and refining business, along with certain assets, including licenses, silver inventory, and refining and recycling equipment, from JBR, a company incorporated in England and Wales. This transaction was effective on the closing date of October 1, 2024. The asset purchase was accounted for as a business acquisition in accordance with ASC 805. JBR was, at the acquisition date, one of only two UK companies accredited for the supply of “Good Delivery” silver to the London Bullion Market and is expected to enhance the Company’s supply chain integration.
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
R.J. O’Brien
On April 14, 2025, the Company announced that it had entered into a definitive agreement with RTS Merger Sub Inc., RTS Investor Corp., and Westmoor Trail Partners LLC to acquire 100% ownership of RTS Investor Corp., which was the parent company for the R.J. O’Brien global business (“RJO”), including R.J. O’Brien & Associates, LLC, the oldest futures brokerage in the U.S, and selected affiliates. This transaction was effective on the closing date of July 31, 2025, subsequent to approval by regulators and completing customary closing conditions. The purchase price consideration was paid in a combination of cash and the issuance of 3,085,554 shares of the Company’s common stock, which were reissued from treasury stock. The number of shares issued was determined using a pre-close target value of $275.0 million, as per the merger agreement. The issued shares are subject to certain lock-up provisions that restrict share transfer per the terms of the relevant agreements. At closing, the Company assumed approximately $125.7 million related to a RJO subordinated debt facility.
The acquisition is expected to significantly strengthen the Company’s position as a leading FCM and enhance its role as an essential part of the global financial market structure, offering institutional grade execution, clearing, custody, and prime brokerage across all asset classes. The acquisition is expected to expand the Company’s client float and add many introducing brokers to its network, while RJO’s clients benefit from the Company’s extensive range of markets, products, and services. As of September 30, 2025 the Company’s fair value and purchase price accounting are preliminary.
On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price and to pay related fees and expenses, as described above. See Note 11 for further discussion surrounding the Notes due 2032.
Purchase Price
The aggregate merger consideration was (in millions):

Cash consideration	$651.9
Common stock	300.1
Amounts receivable from sellers	(10.0)
Total merger consideration	$942.0

The following table summarizes the preliminary purchase price allocation as of the RJO acquisition date (in millions):

Preliminary Purchase Price Allocation

Cash and cash equivalents	$162.5
Cash, securities and other assets segregated under federal and other regulations	2,182.0
Securities purchased under agreements to resell	1,581.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	3,287.7
Receivable from clients, net	25.6
Financial instruments owned, at fair value	30.6
Deferred tax asset	(0.5)
Property and equipment, net	14.9
Operating right of use assets	6.4
Other assets	54.9
Total fair value of assets acquired	7,345.3

Accounts payable and other accrued liabilities	118.0
Operating lease liabilities	11.3
Payable to clients	6,637.2
Payables to lenders under loans	125.7
Income taxes payable	0.8
Deferred tax liabilities	95.3
Total fair value of liabilities assumed	6,988.3
Fair value of tangible net assets acquired	357.0

Identifiable intangible assets acquired
Client base	407.7
Trade name	2.9
Total fair value of intangible assets acquired	410.6
Fair value of identifiable net assets acquired	767.6
Total merger consideration	942.0
Goodwill	$174.4
RJO’s assets and liabilities in the above table were reported at fair value or values that approximate fair value, as determined by using certain estimates and assumptions that are not observable in the market. The Company used the multi-period excess earnings method to determine the estimated acquisition date fair value of client base intangible assets. The significant assumptions used to estimate the fair value of client base intangibles included expected client base attrition rate and a discount rate. Other assets and liabilities were generally valued using observable inputs.
Post-Acquisition Results and Unaudited Pro Forma Information
RJO’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to July 31, 2025. For the year ended September 30, 2025, the Company’s results include total operating revenues and net income from RJO of $141.0 million and $14.7 million, respectively.
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the RJO merger as if it had been consummated on October 1, 2023.

	Fiscal Year Ended September 30
	2025	2024
Total revenues	$133,102.0	$100,784.7
Operating revenues	$4,850.7	$4,333.1
Net income	$329.2	$345.6
Basic earnings per share	$6.37	$6.84
Diluted earnings per share	$6.05	$6.62

The Company incurred costs related to the merger of $10.1 million for the year ended September 30, 2025, that are included within Professional fees on the consolidated income statement.
Benchmark
On March 11, 2025, the Company announced that it had signed an agreement to acquire Benchmark. Benchmark is a full-service investment banking firm offering a robust sales and trading platform, award-winning equity research, and a highly experienced investment banking team. The purchase price consideration includes cash of $57.1 million and four annual contingent payments, each capped at $7.0 million, plus a final contingent payment for any excess above the annual caps over the four year period following the close, valued together at $25.3 million. This transaction was effective on the closing date of July 31, 2025. The business activities of Benchmark have been assigned to the Company’s Institutional reportable segment. The acquisition generated $55.7 million of Goodwill and $10.2 million of intangible assets. As of September 30, 2025, the Company’s fair value and purchase price accounting are preliminary.
Benchmark’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to July 31, 2025. For the year ended September 30, 2025, the Company’s results include total operating revenues and net income from Benchmark of $11.4 million and $1.6 million, respectively.
Headquartered in New York City and operating nationwide, Benchmark has been delivering exceptional client service, market access, and deep market and industry expertise for over 35 years. This acquisition will strengthen the Company’s offerings in equity and debt capital markets, with significant enhancements in equity research and investment banking.
Right Corporation
On September 3, 2025, the Company entered into, and closed, an agreement to acquire Right, a Montana corporation. Right Corporation provides trading and logistics services for independent meat packing operations, distributors, and end-users. The purchase price consideration includes cash of approximately $9.2 million, $2.5 million of hold-back payable within 6 months based on successful collection of customer receivables, an earn-out valued at approximately $2.6 million payable over a 4 year period following the close, and $5.0 million in extinguishment of Right’s outstanding debt on the close date. The business activities of Right have been assigned to the Company’s Commercial reportable segment. The acquisition generated $1.0 million of Goodwill and $1.9 million of intangible assets.
Bamboo
On March 13, 2025, the Company entered into an agreement to purchase a 20% interest in Bamboo Payment Holding LLC (“Bamboo”) for $8.0 million cash, which was funded as of July 1, 2025. Under the terms of the agreement, the Company is entitled to designate no less than 25% of the members comprising Bamboo’s board. As a result, this investment was accounted for under the equity method in accordance with relevant accounting guidance. For the year ended September 30, 2025, the Company recognized a loss of $0.3 million for the Company’s share of Bamboo’s loss. This loss is recorded in Gain on acquisitions and other gains, net on the Consolidated Income Statements.
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
Note 21 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary StoneX Financial Inc. is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. StoneX Financial Inc. is also a futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, StoneX Financial Inc. is required to maintain “adjusted net capital”, equivalent to the greater of $1.5 million or 8% of client and non-client risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Adjusted net capital and the related net capital requirement may fluctuate on a daily basis. StoneX Financial Inc., along with certain regulated affiliates, including GAIN Capital Group, LLC and others, has a restriction on dividends. For StoneX Financial Inc. and R.J.

O’brien and Associates LLC, withdrawn excess capital cannot reduce excess capital, after haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
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
The Company’s subsidiary R.J. O’Brien and Associates LLC, is subject to regulation by the CFTC and NFA and is required to maintain specific levels of regulatory capital. R.J. O’Brien and Associates LLC is required to maintain adjusted net capital of the greater of $20 million or the sum of 8% of customer and 8% of non-customer risk maintenance margin requirement on all positions.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by clients of R.J. O’Brien and Associates LLC supporting trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated client accounts. Pursuant to the requirements of the CFTC, funds deposited by clients of R.J. O’Brien and Associates LLC related to trading futures and options on futures traded on, or subject to the rules of a foreign board of trade, must be carried in separate accounts, which are designated as secured clients’ accounts.
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
StoneX Financial Inc. as a registered securities carrying broker dealer is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”), which requires the Company to maintain separate accounts for the benefit of securities clients and proprietary accounts of broker dealers (“PABs”). These client protection rules require the Company to maintain special reserve bank accounts (“SRBAs”) for the exclusive benefit of securities clients and PABs. As of September 30, 2025, StoneX Financial Inc. prepared reserve computations for the client accounts and PAB accounts in accordance with the customer reserve computation guidelines set forth in Rule 15c3-3. Based upon these computations, excess of total credits over debits was $149.0 million as of September 30, 2025. The Company held $147.5 million in customer SRBAs as of September 30, 2025, and made additional deposits of $17.2 million on October 2, 2025. The total PAB credits over total PAB debits was $8.9 million as of September 30, 2025 and the PAB reserve requirement was $8.9 million as of September 30, 2025. The Company held $14.5 million in the PAB SRBA as of September 30, 2025, and withdrew $0.6 million on October 2, 2025.
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
The Company’s subsidiary R.J. O’Brien Limited is regulated by the FCA. The regulations impose regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets.
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

The following table details the Company’s subsidiaries with a minimum regulatory client money or segregation requirement, as well as the client segregated funds and secured funds of the subsidiary as of September 30, 2025 (in millions):

		Client Segregated Funds		Client Secured Funds
Subsidiary	Regulatory Authority	Actual	Minimum Requirement	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$7,244.8	$7,159.6	$260.4	$247.1
StoneX Financial Ltd	FCA	$1,874.4	$1,853.8	N/A	N/A
StoneX Financial Pte. Ltd.	MAS	$1,062.6	$1,049.1	N/A	N/A
R.J. O’Brien & Associates LLC	CFTC and NFA	$6,293.6	$6,015.7	$280.8	$248.2
R.J. O’Brien Limited	FCA	$460.3	$460.0	N/A	N/A
The following table details the Company’s subsidiaries with a minimum regulatory net capital requirement in excess of $10.0 million as well as the actual regulatory capital of the subsidiary as of September 30, 2025 (in millions):

Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$519.1	$362.8
StoneX Financial Ltd	FCA	$557.4	$457.1
GAIN Capital Group, LLC	CFTC and NFA	$65.8	$30.4
StoneX Financial Pte. Ltd.	MAS	$127.4	$26.3
StoneX Markets LLC	CFTC and NFA	$252.5	$154.4
R.J. O’Brien & Associates LLC	CFTC and NFA	$367.4	$275.8
R.J. O’Brien Limited	FCA	$39.1	$20.3
Certain other subsidiaries of the Company, each with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of September 30, 2025, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 22 – Segment and Geographic Information
The Company's operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 5,400 employees allowing it to serve clients in more than 180 countries.
During the three months ended September 30, 2025, the Company’s acquisition of RJO triggered a reassessment of the financial information reviewed by management. The Company determined the acquired business activities of RJO were similar to its existing businesses, and the reassessment confirmed the current composition of the Company’s operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2022.
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
Institutional
The Company provides institutional clients with a complete suite of equity trading services to help them find liquidity with best execution, consistent liquidity across a robust array of fixed income products, competitive and efficient clearing and execution in all major futures and securities exchanges globally as well as prime brokerage in equities and major foreign currency pairs and swap transactions. Additionally, the Company operates a comprehensive investment banking platform which provides both investment banking services and equity research.
Self-Directed/Retail
The Company provides self-directed/retail clients around the world access to over 18,000 global financial markets, including spot foreign exchange ("forex"), as well as CFDs, which are investment products with returns linked to the performance of underlying assets. In addition, its independent wealth management business offers a comprehensive product suite to self-directed/retail investors in the U.S.
Payments
The Company provides customized payment, technology and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 180 countries and 140 currencies, which it believes is more than any other payments solution provider.
********
The total revenues reported combine gross revenues from physical contracts for subsidiaries that are not broker-dealers and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below reflect Operating revenues, Net operating revenues, Net contribution, and Segment income by segment, which are key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources
Operating revenues, which is shown on the face of the Consolidated Income Statements is calculated by deducting physical commodities cost of sales from total revenues.
Net Operating revenues, which is also shown on the face of the Consolidated Income Statements is calculated by deducting transaction-based clearing expenses, introducing broker commissions, and interest expense from operating revenues.
Net contribution is calculated as net operating revenues less direct variable compensation. Variable compensation paid to risk management consultants/traders generally represents a fixed percentage of revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
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
The Company’s Executive Committee functions as the Company’s Chief Operating Decision Maker ("CODM"). The Executive Committee comprises its Executive Vice-Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, Chief Governance and Legal Officer, Chief Information Officer, and Chief Executive Officer - Asia Pacific.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM uses segment net operating revenues and segment income to manage business operational decisions, including the allocation of financial and employee resources, and to evaluate the performance of each segment by comparing the results of each segment with one another, as well as to internal forecasts.

The following tables summarize by segment certain revenues and significant expense categories that are regularly provided to the CODM.

	Fiscal Year Ended September 30, 2025
(in millions)	Commercial		Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$129,048.4		$991.1	$373.2	$212.2	$22.2	$(3.2)	$130,643.9
Interest income	208.8		1,507.4	32.3	1.6	42.2	(58.0)	1,734.3
Total revenues	129,257.2		2,498.5	405.5	213.8	64.4	(61.2)	132,378.2
Cost of sales of physical commodities	128,251.3		—	—	—	—	—	128,251.3
Operating revenues	1,005.9		2,498.5	405.5	213.8	64.4	(61.2)	4,126.9
Transaction-based clearing expenses	83.2		275.7	13.3	7.4	5.8	(3.2)	382.2
Introducing broker commissions	70.6		33.6	103.0	4.2	—	—	211.4
Total interest expense	83.4		1,332.3	7.6	—	115.2	(58.0)	1,480.5
Net operating revenues	768.7		856.9	281.6	202.2	(56.6)	—	2,052.8
Variable compensation and benefits	192.9		281.5	15.1	34.5	83.1	—	607.1
Net contribution	575.8		575.4	266.5	167.7	(139.7)	—	1,445.7
Fixed compensation and benefits	77.6		87.5	33.5	25.9	276.1	—	500.6
Trading systems and market information	17.3		34.6	13.1	1.1	17.0	—	83.1
Professional fees	8.0		15.7	11.5	3.2	47.9	—	86.3
Non-trading technology and support	2.0		3.9	8.6	1.8	71.0	—	87.3
Selling and marketing	5.0		3.4	34.2	0.5	7.4	—	50.5
Travel and business development	9.2		8.7	1.9	1.1	12.1	—	33.0
Depreciation and amortization	10.3		7.2	15.8	4.7	29.5	—	67.5
Bad debts, net of recoveries	1.6		—	1.5	—	—	—	3.1
Shared services	32.2		16.1	9.7	8.8	(66.8)	—	—
Other fixed expenses	18.1		11.8	12.6	3.5	85.0	—	131.0
Non-variable expenses	181.3		188.9	142.4	50.6	479.2	—	1,042.4
Other gains (losses), net	1.0		(0.7)	5.5	(0.3)	—	—	5.5
Segment income	$395.5	2`	$385.8	$129.6	$116.8	$(618.9)	$—	$408.8

	As of September 30, 2025
Total assets	$9,826.3		$32,465.5	$1,256.2	$722.5	$997.5	$—	$45,268.0

	Fiscal Year Ended September 30, 2024
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$97,146.8	$782.1	$351.8	$207.3	$5.5	$(2.5)	$98,491.0
Interest income	182.1	1,180.0	37.8	2.3	41.4	(46.8)	1,396.8
Total revenues	97,328.9	1,962.1	389.6	209.6	46.9	(49.3)	99,887.8
Cost of sales of physical commodities	96,451.6	—	—	—	—	—	96,451.6
Operating revenues	877.3	1,962.1	389.6	209.6	46.9	(49.3)	3,436.2
Transaction-based clearing expenses	70.3	228.0	13.6	7.0	2.9	(2.5)	319.3
Introducing broker commissions	44.3	31.2	87.8	2.9	—	—	166.2
Total interest expense	41.8	1,072.5	7.1	0.2	108.7	(46.8)	1,183.5
Net operating revenues	720.9	630.4	281.1	199.5	(64.7)	—	1,767.2
Variable compensation and benefits	174.5	200.1	18.7	37.0	76.2	—	506.5
Net contribution	546.4	430.3	262.4	162.5	(140.9)	—	1,260.7
Fixed compensation and benefits	68.9	77.1	44.2	28.6	217.1	—	435.9
Trading systems and market information	15.7	30.0	12.7	1.4	19.3	—	79.1
Professional fees	7.6	20.1	9.1	1.0	31.9	—	69.7
Non-trading technology and support	1.8	3.3	9.8	1.8	56.7	—	73.4
Selling and marketing	5.5	3.5	35.2	0.5	7.9	—	52.6
Travel and business development	8.3	7.5	2.5	1.1	9.0	—	28.4
Depreciation and amortization	6.2	3.9	15.5	3.3	24.2	—	53.1
Bad debts, net of recoveries	0.2	(1.3)	0.5	1.2	—	—	0.6
Shared services	28.7	13.6	7.9	7.8	(58.0)	—	—
Other fixed expenses	19.2	6.6	11.1	3.2	82.5	—	122.6
Non-variable expenses	162.1	164.3	148.5	49.9	390.6	—	915.4
Other gains, net	6.9	—	1.9	—	—	—	8.8
Segment income	$391.2	$266.0	$115.8	$112.6	$(531.5)	$—	$354.1

	As of September 30, 2024
Total assets	$5,383.9	$19,492.9	$1,027.2	$438.8	$1,123.5	$—	$27,466.3

	Fiscal Year Ended September 30, 2023
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$58,662.2	$700.9	$290.5	$210.9	$6.1	$(2.1)	$59,868.5
Interest income	154.5	812.7	30.5	1.7	25.6	(37.4)	987.6
Total revenues	58,816.7	1,513.6	321.0	212.6	31.7	(39.5)	60,856.1
Cost of sales of physical commodities	57,942.0	—	—	—	—	—	57,942.0
Operating revenues	874.7	1,513.6	321.0	212.6	31.7	(39.5)	2,914.1
Transaction-based clearing expenses	60.7	187.9	16.2	6.8	2.3	(2.1)	271.8
Introducing broker commissions	40.2	35.4	83.7	2.3	—	—	161.6
Total interest expense	41.0	758.3	5.3	0.2	92.3	(37.4)	859.7
Net operating revenues	732.8	532.0	215.8	203.3	(62.9)	—	1,621.0
Variable compensation and benefits	177.2	180.5	13.8	38.8	72.9	—	483.2
Net contribution	555.6	351.5	202.0	164.5	(135.8)	—	1,137.8
Fixed compensation and benefits	61.4	59.7	47.2	36.6	180.5	—	385.4
Trading systems and market information	13.9	27.7	13.0	1.3	18.1	—	74.0
Professional fees	6.2	13.3	9.9	1.2	26.4	—	57.0
Non-trading technology and support	3.1	5.1	7.9	1.7	43.8	—	61.6
Selling and marketing	4.9	2.3	41.3	1.1	4.4	—	54.0
Travel and business development	7.1	6.5	3.4	1.8	6.0	—	24.8
Depreciation and amortization	4.3	3.5	19.7	0.8	22.7	—	51.0
Bad debts, net of recoveries	15.7	(1.5)	2.3	—	—	—	16.5
Shared services	24.0	10.5	10.6	7.1	(52.2)	—	—
Other fixed expenses	14.8	8.6	10.4	3.8	78.3	—	115.9
Non-variable expenses	155.4	135.7	165.7	55.4	328.0	—	840.2
Gain on acquisition and other gains, net	—	2.1	—	—	23.3	—	25.4
Segment income	$400.2	$217.9	$36.3	$109.1	$(440.5)	$—	$323.0

	As of September 30, 2023
Total assets	$4,707.2	$15,059.3	$983.3	$376.6	$812.3	$—	$21,938.7

Information regarding revenues and operating revenues for the fiscal years ended September 30, 2025, 2024, and 2023, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2025, 2024, and 2023 in geographic areas were as follows:

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Total revenues:
United States	$7,760.5	$6,026.3	$6,017.4
Europe	3,107.4	2,358.8	3,498.9
South America	564.0	455.0	271.4
Middle East and Asia	120,922.7	91,015.0	51,023.6
Other	23.6	32.7	44.8
Total	$132,378.2	$99,887.8	$60,856.1
Operating revenues:
United States	$3,013.6	$2,507.0	$2,120.4
Europe	663.7	594.8	494.3
South America	177.5	141.8	127.0
Middle East and Asia	236.7	159.9	127.6
Other	35.4	32.7	44.8
Total	$4,126.9	$3,436.2	$2,914.1

(in millions)	As of September 30, 2025	As of September 30, 2024	As of September 30, 2023
Long-lived assets, as defined:
United States	$77.5	$76.2	$76.0
Europe	74.7	54.2	40.7
South America	6.8	5.6	4.4
Middle East and Asia	6.6	7.1	2.4
Other	1.0	—	—
Total	$166.6	$143.1	$123.5

Schedule I
StoneX Group Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$11.2	$22.1
Receivable from subsidiaries, net	122.3	7.9
Deposits with and receivables from subsidiary broker-dealer, net	—	2.0
Income taxes receivable	139.1	135.9
Investment in subsidiaries	3,630.0	2,244.0
Financial instruments owned, at fair value	9.5	9.6
Deferred tax assets	3.2	2.3
Property and equipment, net	52.4	61.2
Operating right of use assets	56.9	62.2
Other assets	82.3	39.8
Total assets	$4,106.9	$2,587.0
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$156.3	$78.1
Operating lease liabilities	82.6	88.6
Payable to broker-dealers, clearing organizations and counterparties	7.3	—
Payable to lenders under loans	323.3	167.9
Senior secured borrowings, net	1,159.0	543.1
Financial instruments sold, not yet purchased, at fair value	1.0	0.2
Total liabilities	1,729.5	877.9

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 54,967,558 issued and 52,186,635 outstanding at September 30, 2025 and 53,678,016 issued and 47,811,539 outstanding at September 30, 2024	0.5	0.5
Common stock in treasury, at cost. 2,780,923 shares at September 30, 2025 and 5,866,477 shares at September 30, 2024	(32.8)	(69.3)
Additional paid-in capital	730.9	414.2
Retained earnings	1,694.8	1,388.9
Accumulated other comprehensive loss, net	(16.0)	(25.2)
Total stockholders’ equity	2,377.4	1,709.1
Total liabilities and equity	$4,106.9	$2,587.0

(1) The periods presented follow the equity method of accounting.

Schedule I
StoneX Group Inc.
Condensed Statements of Operations
Parent Company Only

	Fiscal Year Ended September 30,
(in millions)	2025	2024	2023
Revenues:
Management fees from affiliates	$245.3	$274.2	$328.7
Principal gains, net	0.4	(0.6)	1.8
Consulting, management, and account fees	—	—	0.2
Interest income	8.1	9.3	3.3
Equity earnings of subsidiaries	512.7	428.8	370.5
Total revenues	766.5	711.7	704.5
Interest expense	95.6	92.2	83.1
Net revenues	670.9	619.5	621.4
Non-interest expenses:
Compensation and benefits	129.9	137.3	137.9
Trade systems and market information	8.1	9.5	10.2
Occupancy and equipment rental	10.1	10.7	9.3
Selling and marketing	2.2	5.5	2.2
Professional fees	26.4	13.2	12.7
Travel and business development	4.1	3.3	3.1
Non-trading technology and support	59.5	49.4	37.4
Depreciation and amortization	18.0	16.6	13.7
Communications	2.6	2.9	3.4
Management services fees to affiliates	151.8	140.4	188.4
Other	15.3	16.5	12.1
Total non-interest expenses	428.0	405.3	430.4
Gain on acquisitions and other gains, net	0.1	7.0	2.1
Income before tax	243.0	221.2	193.1
Income tax benefit	62.9	39.6	45.4
Net income	$305.9	$260.8	$238.5

(1) The periods presented follow the equity method of accounting.

Schedule I
StoneX Group Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$305.9	$260.8	$238.5
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity earnings of subsidiaries	(512.7)	(428.8)	(370.5)
Depreciation and amortization	18.0	16.6	13.7
Amortization of operating right of use assets	6.0	5.7	5.8
Deferred income taxes	(0.7)	(3.2)	(3.6)
Amortization and extinguishment of debt issuance costs	2.6	3.8	3.9
Loss on extinguishment of debt	—	3.7	—
Amortization of share-based compensation expense	44.2	33.6	26.2
Accretion of deferred consideration	1.0	—	—
Loss on disposal of property and equipment	2.2	—	—
Changes in operating assets and liabilities:
Cash dividends from subsidiaries	178.1	224.7	268.4
Receivables from subsidiaries, net	(149.4)	(7.9)	—
Payable to subsidiaries, net	38.1	(245.1)	11.0
Receivable from clients, net	—	—	0.2
Deposits with and receivables from subsidiary broker-dealer, net	2.0	75.0	12.1
Income taxes receivable	(3.2)	(3.9)	(76.6)
Financial instruments owned, at fair value	0.1	5.9	(0.8)
Other assets	(43.6)	(5.1)	(5.7)
Accounts payable and other accrued liabilities	97.4	(34.8)	45.8
Operating lease liabilities	(6.7)	(4.9)	(4.5)
Payable to broker-dealers, clearing organizations and counterparties	7.3	—	—
Financial instruments sold, not yet purchased, at fair value	—	0.1	(3.1)
Net cash (used in)/provided by operating activities	(13.4)	(103.8)	160.8
Cash flows from investing activities:
Capital contribution to and investment in affiliates	(740.0)	(56.3)	(40.0)
Collection of notes receivable	—	5.0	—
Purchase of property and equipment and internally developed software	(11.4)	(11.5)	(17.9)
Net cash used in investing activities	(751.4)	(62.8)	(57.9)
Cash flows from financing activities:
Net change in lenders under loans with maturities 90 days or less	155.4	10.4	(110.6)
Repayments of senior secured notes	—	(347.9)	—
Proceeds from issuance of senior secured notes	625.0	550.0	—
Deferred payments on acquisitions	(20.1)	(23.6)	—
Debt issuance costs	(10.5)	(7.7)	—
Shares withheld to cover taxes on vesting of equity awards	(6.6)	—	—
Exercise of stock options	10.7	5.4	3.7
Net cash provided by/(used in) financing activities	753.9	186.6	(106.9)
Net (decrease)/increase in cash and cash equivalents	(10.9)	20.0	(4.0)
Cash and cash equivalents at beginning of period	22.1	2.1	6.1
Cash and cash equivalents at end of period	$11.2	$22.1	$2.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$71.1	$26.5	$15.3
Income taxes (received)/paid, net of cash refunds	$(59.0)	$21.3	$34.9
Non-cash dividends received from subsidiaries	$47.1	$48.1	$12.7

(1) The periods presented follow the equity method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, based on the material weakness discussed in Management’s Report on Internal Control over Financial Reporting described below.
Notwithstanding such material weakness in our Internal Control over Financial Reporting, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 excluded JBR Recovery Limited, the recycling and refining business, along with certain assets, acquired with effect from October 1, 2024, Octo Finances SA, acquired with effect from January 31, 2025, R.J. O’Brien & Associates LLC and selected affiliates, acquired with effect from July 31, 2025, The Benchmark Company, LLC, acquired with effect from July 31, 2025, and Right Corporation, acquired with effect from September 3, 2025. These acquired businesses had aggregate total assets of $7,583.6 million and total revenues of $211.6 million included in the Company’s consolidated financial statements as of and for the year ended September 30, 2025.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the Company’s internal control over financial reporting as of September 30, 2025, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025 due to the material weakness in internal control over financial reporting, described below.
Management identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of “securities purchased under agreements to resell” and “securities sold under agreements to repurchase” for financial reporting purposes, as it related to netting by counterparty, within the presentation of the Company’s consolidated balance sheet and consolidated statement of cash flows as of and for the year ended September 30, 2025. This material weakness was the result of the control operator not appropriately detecting and correcting the error, as a result of insufficient training and enforcement of internal control responsibilities in this internal control area.

Prior to the filing of this Annual Report on Form 10-K, the control deficiency resulted in a material error associated with the calculation of offsetting amounts of collateralized transactions with the same counterparty, whereby “securities purchased under agreements to resell” were underreported with a consistent dollar amount underreported for “securities sold under agreements to repurchase” within the Company’s consolidated balance sheet. This error was corrected in the consolidated balance sheet as of and for the fiscal year ended September 30, 2025 prior to filing. This error had no impact on the Company’s earnings, financial position or liquidity.
KPMG LLP, our independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of September 30, 2025. KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.
(c)Remediation Steps to Address Material Weakness
Management intends to remediate the material weakness described above through additional employee training on the proper review procedures in their respective internal control areas as well as reinforcement of the importance of a strong control environment and clearly communicating expectations to emphasize responsibilities and the technical requirements for internal control.
In addition, the Company has redesigned the process to automate the calculation of offsetting amounts of collateralized transactions with the same counterparty, to ensure proper presentation of “securities purchased under agreements to resell” and “securities sold under agreements to repurchase” within the Company’s consolidated balance sheet.
(d)Changes in Internal Control Over Financial Reporting
Other than the material weakness discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Diego A. Rotsztain	Rule 10b5-1 trading arrangement	8/18/2025	12/17/2025 to 12/31/2026	11,986	Sales of shares
John M. Fowler - Director	Rule 10b5-1 trading arrangement	9/10/2025	12/31/2026	2,100	Sales of shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on March 10, 2026. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2025 (the “2026 Proxy Statement”). The 2026 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our Board of Directors in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2026 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2025, the last day of fiscal 2025, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by stockholders	4,660,751	$39.97	4,367,808
Equity compensation plans not approved by stockholders	—	—	—
Total	4,660,751	$39.97	4,367,808
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
Information regarding principal accountant fees and services will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

2.2
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

4.4
Indenture by and among StoneX Escrow Issuer LLC, the guarantors party thereto from time to time and The Bank of New York Mellon, as trustee and collateral agent, dated July 8, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 8, 2025).

4.5
Form of 6.875% Senior Secured Notes due 2032 (included in the Indenture of StoneX Group Inc., dated as of July 8, 2025). (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 8, 2025).

4.6
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

10.13	StoneX Group Inc. 2021 Executive Performance Plan (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.14	2022 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on March 10, 2025) +

10.15	StoneX Group Inc. Clawback Policy (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021) +

10.16
License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on December 14, 2020).

10.17
Restatement Agreement, dated June 3, 2025 to the Amended and Restated Credit Agreement, dated as of February 22, 2019 by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the Restatement Agreement contains the Amended Credit Agreement, as amended by the Restatement Agreement) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K of StoneX Group Inc. filed on June 4, 2025).

10.18
Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on February 7, 2023).

10.19
Commitment Amount Increase Request, dated December 19, 2022, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on February 7, 2023).

10.20
First Amendment dated October 31, 2023, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on November 24,2023).

10.21
Second Amendment dated October 29, 2024, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference from the Company’s Report of Form 10-K filed with the SEC on November 29, 2024).

10.22
Fourth Amendment dated October 28, 2025, to the Credit Agreement, entered into as of December 12, 2022, by and between StoneX Financial Inc., as borrower, StoneX Group Inc., as a guarantor, BMO Harris Bank N.A., as Administrative Agent, and the lenders party thereto.*

10.23
Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022).

10.24
First Amendment and Limited Waiver dated July 29, 2024 to Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from the Company’s Report of Form 10-K filed with the SEC on November 29, 2024).

10.25
Increase Request dated August 5, 2024 to the Third Amended and Restated Credit Agreement, entered into as of July 28, 2022, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent (incorporated by reference from the Company’s Report of Form 10-K filed with the SEC on November 29, 2024).

10.26
Second Amendment to Third Amended and Restated Credit Agreement, entered into as of July 29, 2025, by and among StoneX Commodity Solutions LLC (formerly known as FCStone Merchant Services, LLC), as Borrower, StoneX Group Inc., as Guarantor, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent.*

10.27
Amended and Restated Credit Agreement, made as of October 9, 2024, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent.

10.28
Amended and Restated Credit Agreement, made as of October 6, 2025, by and among StoneX Financial Ltd, as Borrower, StoneX Group Inc., as Guarantor, the financial institutions from time to time party to this Agreement, as Lenders, and Barclays Bank PLC, as Administrative Agent.*

10.29
Amended and Restated First Amendment entered into as of July 11, 2025 by and among R.J. O’Brien & Associates, LLC, as Borrower, Bank of Hope, as Administrative Agent, and the lenders party thereto (the “Lenders”), to the Third Amended and Restated Senior Unsecured Loan Agreement (the “Senior Unsecured Loan Agreement”) and the related Addendum thereto (the “Addendum”), each dated as of February 28, 2025 (collectively, the “Loan Agreement”). This Amendment restated and amends in its entirety that certain First Amendment to Third Amended and Restated Senior Unsecured Loan Agreement dated as of May 7, 2025.*

10.30
Employment Agreement, dated February 5, 2025, between StoneX Group Inc. and Sean O’Connor (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.31
Employment Agreement, dated February 5, 2025, between StoneX Group Inc. and Charles Lyon (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.32
Employment Agreement, dated March 25, 2022, between StoneX Group Inc. and Philip Smith (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.33
Employment Agreement, dated March 25, 2022 between StoneX Group Inc. and William Dunaway (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.34
Employment Agreement, dated March 25, 2022 between StoneX Group Inc. and Mark Maurer (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.35
Letter Agreement, dated as of March 31, 2025 by and between StoneX Group Inc. and Sean M. O’Connor (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.36
StoneX Group Inc. 2022 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement - Restricted Performance Stock (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 07, 2025). +

10.37
Support Agreement, dated as of April 13, 2025, by and among the Company and certain RTS stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed by the Company on April 14, 2025).

10.38
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

10.39
Supplement No. 1 to Security and Pledge Agreement, dated as of July 31, 2025, by and among the Company, the subsidiaries of the Company party from time to time thereto, and The Bank of New York Mellon, as collateral agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of StoneX Group Inc. filed on July 31, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K of StoneX Group Inc. filed on November 29, 2024).

21.1	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K of StoneX Group Inc. filed on November 29, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed as part of this report.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement
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

StoneX Group Inc.

/s/ PHILIP A. SMITH
Philip A. Smith
Chief Executive Officer
Dated:	November 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	November 28, 2025
John Radziwill

/s/ SEAN M. O’CONNOR	Director and Executive Chairman	November 28, 2025
Sean M. O’Connor

/s/ PHILIP A. SMITH	Chief Executive Officer	November 28, 2025
Philip A. Smith	(Principal Executive Officer)

/s/ ANNABELLE G. BEXIGA	Director	November 28, 2025
Annabelle G. Bexiga

/s/ DIANE L. COOPER	Director	November 28, 2025
Diane L. Cooper

/s/ JOHN M. FOWLER	Director	November 28, 2025
John M. Fowler

/s/ STEVEN KASS	Director	November 28, 2025
Steven Kass

/s/ ERIC PARTHEMORE	Director	November 28, 2025
Eric Parthemore

/s/ DHAMU THAMODARAN	Director	November 28, 2025
Dhamu Thamodaran

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	November 28, 2025
William J. Dunaway	(Principal Financial and Accounting Officer)