Form 10-Q
period 2025-12-31
StoneX Group Inc.
filed 2026-02-04
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of February 2, 2026, there were 52,463,316 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	December 31, 2025	September 30, 2025
ASSETS
Cash and cash equivalents	$1,592.7	$1,605.8
Cash, securities and other assets segregated under federal and other regulations (including $1,010.6 million and $950.0 million at fair value at December 31, 2025 and September 30, 2025, respectively)	5,730.0	5,271.0
Collateralized transactions:
Securities purchased under agreements to resell	13,414.5	10,325.4
Securities borrowed	2,381.8	2,743.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $4,663.0 million and $6,442.9 million at fair value at December 31, 2025 and September 30, 2025, respectively)	10,244.9	12,890.7
Receivable from clients, net (including $25.3 million and $58.1 million at fair value at December 31, 2025 and September 30, 2025, respectively)	1,013.7	1,333.9
Income taxes receivable	70.4	45.7
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $1,969.0 million and $1,165.8 million at December 31, 2025 and September 30, 2025, respectively)	10,265.7	8,604.4
Physical commodities inventory, net (including $708.7 million and $471.1 million at fair value at December 31, 2025 and September 30, 2025, respectively)	1,373.9	917.5
Deferred tax asset, net	27.3	32.0
Property and equipment, net	165.1	166.6
Operating right of use assets	159.2	161.9
Goodwill and intangible assets, net	755.0	736.2
Other assets	590.2	433.8
Total assets	$47,784.4	$45,268.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $55.5 million and $32.3 million at fair value at December 31, 2025 and September 30, 2025, respectively)	$798.5	$769.1
Operating lease liabilities	208.9	211.7
Payables to:
Clients (including $1,049.3 million and $530.7 million at fair value at December 31, 2025 and September 30, 2025, respectively)	19,118.8	19,864.1
Broker-dealers, clearing organizations and counterparties (including $16.6 million and $38.4 million at fair value at December 31, 2025 and September 30, 2025, respectively)	969.0	963.4
Lenders under loans	488.8	782.0
Senior secured borrowings, net	1,159.6	1,159.0
Income taxes payable	38.7	22.8
Deferred tax liability	101.9	96.9
Collateralized transactions:
Securities sold under agreements to repurchase	16,000.9	13,551.0
Securities loaned	2,212.3	2,550.8
Financial instruments sold, not yet purchased, at fair value	4,164.8	2,919.8
Total liabilities	45,262.2	42,890.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 55,137,294 issued and 52,356,371 outstanding at December 31, 2025 and 54,967,558 issued and 52,186,635 outstanding at September 30, 2025	0.5	0.5
Common stock in treasury, at cost. 2,780,923 shares at December 31, 2025 and September 30, 2025	(32.8)	(32.8)
Additional paid-in-capital	739.9	730.9
Retained earnings	1,833.8	1,694.8
Accumulated other comprehensive loss, net	(19.2)	(16.0)
Total equity	2,522.2	2,377.4
Total liabilities and stockholders' equity	$47,784.4	$45,268.0
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2025	2024
Revenues:
Sales of physical commodities	$37,689.1	$27,051.1
Principal gains, net	378.5	308.9
Commission and clearing fees	305.0	149.3
Consulting, management, and account fees	76.1	47.8
Interest income	581.2	378.2
Total revenues	39,029.9	27,935.3
Cost of sales of physical commodities	37,591.7	26,991.0
Operating revenues	1,438.2	944.3
Transaction-based clearing expenses	132.6	86.5
Introducing broker commissions	93.2	44.3
Interest expense	461.7	306.2
Interest expense on corporate funding	26.3	15.2
Net operating revenues	724.4	492.1
Compensation and other expenses:
Compensation and benefits	355.9	252.5
Trading systems and market information	25.0	20.0
Professional fees	32.8	19.0
Non-trading technology and support	26.6	19.7
Occupancy and equipment rental	16.1	13.0
Selling and marketing	14.1	12.0
Travel and business development	11.8	8.4
Communications	3.7	2.1
Depreciation and amortization	25.0	15.7
Bad debts, net of recoveries	1.2	1.8
Other	26.9	16.7
Total compensation and other expenses	539.1	380.9
Other (loss) gains, net	(0.4)	5.7
Income before tax	184.9	116.9
Income tax expense	45.9	31.8
Net income	$139.0	$85.1
Earnings per share:
Basic	$2.66	$1.77
Diluted	$2.50	$1.69
Weighted-average number of common shares outstanding:
Basic	50,569,386	46,464,063
Diluted	53,654,586	48,667,158
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2025	2024
Net income	$139.0	$85.1
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(0.5)	(18.3)
Cash flow hedges	(2.7)	(6.9)
Total other comprehensive loss, net of tax	(3.2)	(25.2)
Comprehensive income	$135.8	$59.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$139.0	$85.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25.0	15.7
Amortization of right of use assets	6.9	7.7
Bad debts, net of recoveries	1.2	1.8
Loss on equity method investment	0.4	—
Deferred income taxes	14.1	5.4
Amortization of debt issuance costs	1.5	0.9
Amortization of share-based compensation	14.3	11.3
Accretion of deferred consideration	1.9	—
Adjustment to fair value of deferred consideration	0.9	—
Loss on sale of property and equipment	0.1	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(353.4)	42.7
Securities purchased under agreements to resell	(3,089.1)	(277.7)
Securities borrowed	361.3	(458.4)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	964.2	(1,317.6)
Receivables from clients, net	320.1	(85.0)
Income taxes receivable	(33.2)	(12.1)
Financial instruments owned, at fair value	(1,664.0)	(158.9)
Physical commodities inventory, net	(456.4)	(178.6)
Other assets	(152.5)	(3.7)
Accounts payable and other accrued liabilities	6.3	(64.3)
Operating lease liabilities	(7.0)	(7.7)
Payables to clients	(745.3)	992.3
Payables to broker-dealers, clearing organizations, and counterparties	5.5	(288.7)
Income taxes payable	20.9	21.7
Securities sold under agreements to repurchase	2,449.9	291.6
Securities loaned	(338.5)	210.6
Financial instruments sold, not yet purchased, at fair value	1,244.2	688.1
Net cash used in operating activities	(1,261.7)	(477.8)
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash received	(7.9)	(8.0)
Cost method investment	(5.0)	—
Purchases of property and equipment	(15.2)	(13.6)
Net cash used in investing activities	(28.1)	(21.6)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(286.9)	211.2
Repayments of note payable	(6.3)	—
Deferred payments on acquisitions	(1.3)	(20.1)
Shares withheld to cover taxes on vesting of equity awards	(6.2)	(3.7)
Exercise of stock options	0.9	0.8
Net cash (used in)/provided by financing activities	(299.8)	188.2
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(0.9)	(18.4)
Net decrease in cash, segregated cash, cash equivalents, and segregated cash equivalents	(1,590.5)	(329.6)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	11,520.2	6,672.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$9,929.7	$6,343.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$452.3	$304.7
Income taxes paid, net of cash refunds	$44.0	$17.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$26.6	$7.3
Additional consideration payable related to acquisitions, net	$20.1	$3.1
Acquisition consideration paid in silver bullion	$—	$12.6
Acquisition of business:
Assets acquired	$7.6	$18.6
Liabilities assumed	4.4	2.2
Total net assets acquired	$3.2	$16.4

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$1,592.7	$1,398.2
Cash segregated under federal and other regulations(1)	4,719.4	2,847.5
Securities segregated under federal and other regulations(2)	186.1	299.9
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(3)	3,313.0	860.5
Securities segregated and pledged to exchange-clearing organizations(4)	118.5	936.9
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$9,929.7	$6,343.0

(1) Represents segregated client cash held at third-party banks included within Cash, securities and other assets segregated under federal and other regulations on the Consolidated Balance Sheets.

(2) Represents segregated client United States (“U.S.”) Treasury obligations and U.S. government agency obligations. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with acquired maturities of greater than 90 days, and other assets, combined totaling $824.5 million and $9.2 million as of December 31, 2025 and 2024, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(3) Represents segregated client cash on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash and other assets, combined totaling $2,561.9 million and $2,683.6 million as of December 31, 2025 and 2024, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

(4) Represents segregated client U.S. Treasury obligations and U.S. government agency obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes segregated securities pledged to exchange-clearing organizations with acquired maturities greater than 90 days and other assets, combined totaling $4,251.5 million and $3,303.0 million as of December 31, 2025 and 2024, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$0.5	$(69.3)	$414.2	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	85.1	—	85.1
Other comprehensive loss, net of tax	—	—	—	—	(25.2)	(25.2)
Exercise of stock options	—	—	0.8	—	—	0.8
Shares withheld to cover taxes on vesting of equity awards	—	—	(3.7)	—	—	(3.7)
Share-based compensation	—	—	11.3	—	—	11.3
Balances as of December 31, 2024	$0.5	$(69.3)	$422.6	$1,474.0	$(50.4)	$1,777.4

	Three Months Ended December 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2025	$0.5	$(32.8)	$730.9	$1,694.8	$(16.0)	$2,377.4
Net income	—	—	—	139.0	—	139.0
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	(3.2)
Exercise of stock options	—	—	0.9	—	—	0.9
Shares withheld to cover taxes on vesting of equity awards	—	—	(6.2)	—	—	(6.2)
Share-based compensation	—	—	14.3	—	—	14.3
Balances as of December 31, 2025	$0.5	$(32.8)	$739.9	$1,833.8	$(19.2)	$2,522.2

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2025, which has been derived from the audited consolidated balance sheet of September 30, 2025, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC.
These condensed consolidated financial statements include the accounts of StoneX Group Inc. and all entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments to the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of December 31, 2025 and through the date of this Form 10-Q.
Subsequent Common Stock Split
On February 3, 2026, the Company’s Board of Directors approved a three-for-two split of its common stock, which will be effected as a stock dividend entitling each stockholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend will be distributed after close of trading on March 20, 2026, to stockholders of record at the close of business on March 10, 2026. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on March 11, 2026. Trading is expected to begin on a stock split-adjusted basis at market open on March 23, 2026. All share and per share amounts contained herein have not been retroactively adjusted for this subsequent stock split.
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to enhance disclosures regarding segments, including significant segment expenses. The Company adopted ASU No. 2023-07 related to annual disclosure requirements effective with the fiscal 2025 Form 10-K, with newly required annual disclosures being included in Note 22 of the fiscal 2025 Form 10-K. The Company adopted ASU 2023-07 related to interim disclosure requirements effective with the first quarter fiscal 2026 10-Q filing and applied the updated disclosure requirements retrospectively to all periods presented. See Note 18 for more information.

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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2025	2024
Numerator:
Net income	$139.0	$85.1
Less: Allocation to participating securities	(4.6)	(2.7)
Net income allocated to common stockholders	$134.4	$82.4
Denominator:
Weighted average number of:
Common shares outstanding	50,569,386	46,464,063
Dilutive potential common shares outstanding:
Share-based awards	3,085,200	2,203,095
Diluted weighted-average common shares	53,654,586	48,667,158
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 531,848 and 717,832 shares of common stock for the three months ended December 31, 2025 and 2024, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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

Certain derivatives without a quoted price in an active market and derivatives executed OTC are valued using internal valuation techniques, including pricing models which utilize significant inputs observable to market participants. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest yield curves, foreign exchange rates, commodity prices, volatilities and correlations. These derivative instruments are included within Level 2 of the fair value hierarchy.
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
With the exception of certain derivative instruments where the valuation approach is disclosed above, financial instruments owned and sold are primarily valued using third-party pricing sources. Third-party pricing vendors compile prices from various sources and often apply matrix pricing for similar securities when market-observable transactions for the instruments are not observable for substantially the full term. The Company reviews the pricing methodologies used by third-party pricing vendors in order to evaluate the fair value hierarchy classification of vendor-priced financial instruments and the accuracy of vendor pricing, which typically involves comparing primary vendor prices to internal trader prices or secondary vendor prices. When evaluating the propriety of vendor-priced financial instruments using secondary prices, considerations include the range and quality of vendor prices, level of observable transactions for identical and similar instruments, and judgments based upon knowledge of a particular market and asset class. If the primary vendor price does not represent fair value, justification for using a secondary price, including source data used to make the determination, is subject to review and approval by authorized personnel prior to using a secondary price. Financial instruments owned and sold that are valued using third party pricing sources are included within either Level 1 or Level 2 of the fair value hierarchy based upon the observability of the inputs used and the level of activity in the market.
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2025 and September 30, 2025 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2025 and September 30, 2025 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of December 31, 2025 and September 30, 2025.

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$23.5	$—	$—	$—	$23.5
Money market mutual funds and other	57.0	—	—	—	57.0
Cash and cash equivalents	80.5	—	—	—	80.5
Commodities warehouse receipts	172.4	—	—	—	172.4
U.S. government agency obligations	—	110.7	—	—	110.7
U.S. Treasury obligations	727.5	—	—	—	727.5
Securities and other assets segregated under federal and other regulations	899.9	110.7	—	—	1,010.6
U.S. Treasury obligations	2,817.9	—	—	—	2,817.9
U.S. government agency obligations	—	1,557.0	—	—	1,557.0
To be announced and forward settling securities	—	30.0	—	(28.4)	1.6
Foreign government obligations	21.5	—	—	—	21.5
Derivatives	3,732.7	2,400.4	—	(5,868.1)	265.0
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	6,572.1	3,987.4	—	(5,896.5)	4,663.0
Receivables from clients, net - Derivatives	113.1	557.7	—	(645.5)	25.3
Equity securities	664.6	10.5	—	—	675.1
Corporate and municipal bonds	—	522.4	—	—	522.4
U.S. Treasury obligations	1,598.3	—	—	—	1,598.3
U.S. government agency obligations	—	468.9	—	—	468.9
Foreign government obligations	—	4.0	—	—	4.0
Agency mortgage-backed obligations	—	6,230.2	—	—	6,230.2
Asset-backed obligations	—	346.2	—	—	346.2
Derivatives	—	552.9	—	(371.1)	181.8
Commodities warehouse receipts	153.4	—	—	—	153.4
Exchange firm common stock	47.5	—	—	—	47.5
Cash flow hedges	—	6.8	—	—	6.8
Mutual funds and other	28.8	—	2.3	—	31.1
Financial instruments owned	2,492.6	8,141.9	2.3	(371.1)	10,265.7
Physical commodities inventory	406.5	302.2	—	—	708.7
Total assets at fair value	$10,564.7	$13,099.9	$2.3	$(6,913.1)	$16,753.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$55.5	$—	$55.5
Payables to clients - Derivatives	3,066.9	1,307.3	—	(3,324.9)	1,049.3
To be announced and forward settling securities	—	47.7	—	(25.8)	21.9
Derivatives	731.5	2,462.2	—	(3,199.0)	(5.3)
Payable to broker-dealers, clearing organizations and counterparties	731.5	2,509.9	—	(3,224.8)	16.6
Equity securities	489.5	3.7	—	—	493.2
Corporate and municipal bonds	—	172.3	—	—	172.3
U.S. Treasury obligations	3,227.4	—	—	—	3,227.4
U.S. government agency obligations	—	0.5	—	—	0.5
Asset-backed obligations	—	5.2	—	—	5.2
Derivatives	3.5	638.5	—	(377.7)	264.3
Cash flow hedges	—	1.8	—	—	1.8
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	3,720.4	822.0	0.1	(377.7)	4,164.8
Total liabilities at fair value	$7,518.8	$4,639.2	$55.6	$(6,927.4)	$5,286.2
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.3	$—	$—	$—	$10.3
Money market mutual funds	94.8	—	—	—	94.8
Cash and cash equivalents	105.1	—	—	—	105.1
Commodities warehouse receipts	145.4	—	—	—	145.4
U.S. government agency obligations	—	110.7	—	—	110.7
U.S. Treasury obligations	693.9	—	—	—	693.9
Securities and other assets segregated under federal and other regulations	839.3	110.7	—	—	950.0
U.S. Treasury obligations	5,210.9	—	—	—	5,210.9
U.S. government agency obligations	—	1,103.1	—	—	1,103.1
To be announced and forward settling securities	—	34.9	—	(30.1)	4.8
Foreign government obligations	21.2	—	—	—	21.2
Derivatives	3,208.2	3,508.7	—	(6,614.0)	102.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,440.3	4,646.7	—	(6,644.1)	6,442.9
Receivables from clients, net - Derivatives	61.2	506.5		(509.6)	58.1
Equity securities	556.0	6.7	—	—	562.7
Corporate and municipal bonds	—	485.7	—	—	485.7
U.S. Treasury obligations	678.8	—	—	—	678.8
U.S. government agency obligations	—	701.9	—	—	701.9
Foreign government obligations	—	4.1	—	—	4.1
Agency mortgage-backed obligations	—	5,378.9	—	—	5,378.9
Asset-backed obligations	—	373.4	—	—	373.4
Derivatives	—	658.4	—	(468.0)	190.4
Commodities warehouse receipts	144.6	—	—	—	144.6
Exchange firm common stock	47.0	—	—	—	47.0
Cash flow hedges	—	9.5	—	—	9.5
Mutual funds and other	25.1	—	2.3	—	27.4
Financial instruments owned	1,451.5	7,618.6	2.3	(468.0)	8,604.4
Physical commodities inventory	221.8	249.3	—	—	471.1
Total assets at fair value	$11,119.2	$13,131.8	$2.3	$(7,621.7)	$16,631.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3
Payables to clients - Derivatives	3,113.1	904.1	—	(3,486.5)	530.7
To be announced and forward settling securities	—	76.0	—	(26.1)	49.9
Derivatives	197.5	3,481.1	—	(3,690.1)	(11.5)
Payable to broker-dealers, clearing organizations and counterparties	197.5	3,557.1	—	(3,716.2)	38.4
Equity securities	367.3	4.4	—	—	371.7
Corporate and municipal bonds	—	264.1	—	—	264.1
U.S. Treasury obligations	1,983.2	—	—	—	1,983.2
U.S. government agency obligations	—	1.3	—	—	1.3
Agency mortgage-backed obligations	—	1.1	—	—	1.1
Asset-backed obligations	—	—	—	—	—
Derivatives	6.3	682.6	—	(391.6)	297.3
Cash flow hedges	—	1.0	—	—	1.0
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	2,356.8	954.5	0.1	(391.6)	2,919.8
Total liabilities at fair value	$5,667.4	$5,415.7	$32.4	$(7,594.3)	$3,521.2
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at December 31, 2025 and September 30, 2025 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company's 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”) and the Company’s 6.875% Senior Secured Notes due 2032 (the “Notes due 2032”), as further described in Note 9, with a carrying values of $544.4 million and $615.2 million, respectively, as of December 31, 2025. The carrying value of the Notes due 2031 and Notes due 2032 represent their principal amount net of unamortized deferred financing costs. As of December 31, 2025, the Notes due 2031 and Notes due 2032 had a fair value of $583.6 million and $647.2 million, respectively. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2025 and September 30, 2025 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2025. The total Financial instruments sold, not yet purchased of $4,164.8 million and $2,919.8 million as of December 31, 2025 and September 30, 2025, respectively, includes $264.3 million and $297.3 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of December 31, 2025 and September 30, 2025.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2025 and September 30, 2025. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2025		September 30, 2025
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,245.4	$3,198.1	$2,487.3	$2,528.6
OTC commodity derivatives	2,680.4	3,795.8	3,580.7	3,517.4
Exchange-traded foreign exchange derivatives	4.2	4.2	7.5	7.5
OTC foreign exchange derivatives	506.0	330.4	749.5	1,264.0
Exchange-traded interest rate derivatives	259.1	262.5	361.2	367.4
OTC interest rate derivatives	148.0	148.0	148.3	148.3
Exchange-traded equity index derivatives	337.1	337.1	413.4	413.4
OTC equity and indices derivatives	176.6	133.8	195.1	138.1
To be announced (“TBA”) and forward settling securities	30.0	47.7	34.9	76.0
Subtotal	7,386.8	8,257.6	7,977.9	8,460.7
Derivative contracts designated as hedging instruments:
Interest rate contracts	0.8	0.9	—	—
Foreign currency forward contracts	6.0	0.9	9.5	1.0
Subtotal	6.8	1.8	9.5	1.0
Gross fair value of derivative contracts	$7,393.6	$8,259.4	$7,987.4	$8,461.7
Impact of netting and collateral	(6,913.1)	(6,927.4)	(7,621.7)	(7,594.3)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$266.6		$107.7
Total fair value included in Receivable from clients, net	$25.3		$58.1
Total fair value included in Financial instruments owned, at fair value	$188.6		$199.9
Total fair value included in Payables to clients		$1,049.3		$530.7
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$16.6		$38.4
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$266.1		$298.3
(1)As of December 31, 2025 and September 30, 2025, the Company’s derivative contract volume for open positions was approximately 17.6 million and 19.2 million contracts, respectively.
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

The Company also uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. These hedges will all mature within 2 years from the end of the current period.

The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three months ended December 31, 2025 and 2024, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.

The fair values of derivative instruments designated for hedging held as of December 31, 2025 and September 30, 2025 are as follows:

		December 31, 2025	September 30, 2025
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$0.8	$—
Foreign currency forward contracts	Financial instruments owned, net	6.0	9.5
Total derivatives designated as hedging instruments		$6.8	$9.5

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$4.8	$8.0
Total expected to be released from Other comprehensive income into earnings		$4.8	$8.0

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$0.9	$—
Foreign currency forward contracts	Financial instruments sold, not yet purchased	0.9	1.0
Total derivatives designated as hedging instruments		$1.8	$1.0

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$1.7	$—
Total expected to be released from Other comprehensive income into earnings		$1.7	$—

The notional values of derivative instruments designated for hedging held as of December 31, 2025 and September 30, 2025 are as follows:

	December 31, 2025		September 30, 2025
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$1,200.0		$—
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	210.0	zł	180.0
USD		$54.1		$4.5
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£124.0		£93.0
USD		$166.0		$120.4
The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three months ended December 31, 2025 and 2024 are as follows:

(in millions)	Income Statement Location	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Total amounts of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(1.0)	$(0.2)
Foreign currency forward contracts	Compensation and benefits	5.1	0.8
Total derivatives designated as hedging instruments		$4.1	$0.6

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for three months ended December 31, 2025 and 2024 are as follows:

	Amount of (Loss)/Gain Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(0.1)	$0.1
Foreign currency forward contracts	(2.6)	(7.0)
Total	$(2.7)	$(6.9)
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three months ended December 31, 2025 and 2024 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2025	2024
Commodities	$100.8	$54.8
Foreign exchange	19.3	45.4
Interest rate, equities, and indices	23.2	42.3
TBA and forward settling securities	(27.8)	92.0
Net gains from derivative contracts	$115.5	$234.5
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2025 and September 30, 2025 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from clients was $54.8 million and $53.9 million as of December 31, 2025 and September 30, 2025, respectively.
Activity in the allowance for doubtful accounts for the three months ended December 31, 2025 was as follows:

(in millions)
Balance as of September 30, 2025	$53.9
Provision for bad debts(1)	1.6
Allowance charge-offs	(0.7)
Balance as of December 31, 2025	$54.8
(1) $(0.4) million is included in bad debt expense for the quarter ended December 31, 2025 on the Condensed Consolidated Income Statements, which is not included in the allowance.
Note 6 – Physical Commodities Inventory
The Company’s inventories consist of physical commodities as shown below:

(in millions)	December 31, 2025	September 30, 2025
Physical Ag & Energy	$302.2	$249.3
Precious metals - held by broker-dealer subsidiary	406.5	221.8
Precious metals - held by non-broker-dealer subsidiaries(1)	665.2	446.4
Physical commodities inventory, net	$1,373.9	$917.5
(1) Includes raw materials of $24.4 million and work in process of $115.3 million as of December 31, 2025
Physical Ag & Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.

Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	December 31, 2025	September 30, 2025
Commercial	$118.4	$115.6
Institutional	167.1	167.0
Self-Directed/Retail	6.1	5.7
Payments	10.0	10.0
Total Goodwill	$301.6	$298.3
The Company recorded additional goodwill during the quarter ended December 31, 2025 related to the purchase price allocation for the following acquisitions, as further discussed in Note 17 (in millions):

Acquisition	Reportable Segment	Goodwill
Intercam	Self-Directed/Retail	$0.4
Plantureux et Associés	Commercial	2.9
	Total Goodwill Recorded	$3.3
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	December 31, 2025			September 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$7.1	$(2.1)	$5.0	$10.6	$(4.9)	$5.7
Software programs/platforms	2.4	(2.1)	0.3	2.4	(2.0)	0.4
Client and supplier base	467.6	(25.5)	442.1	445.0	(19.2)	425.8
Total intangible assets subject to amortization	477.1	(29.7)	447.4	458.0	(26.1)	431.9

Intangible assets not subject to amortization
Website domains	2.3	—	2.3	2.3	—	2.3
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$483.1	$(29.7)	$453.4	$464.0	$(26.1)	$437.9
Amortization expense related to intangible assets was $8.2 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively.

The Company wrote off $4.6 million of fully amortized intangible assets during the three months ended December 31, 2025.
As of December 31, 2025, estimated future amortization expense was as follows:

(in millions)
Fiscal 2026 (remaining months)	$25.6
Fiscal 2027	31.3
Fiscal 2028	30.1
Fiscal 2029	29.4
Fiscal 2030 and thereafter	331.0
Total intangible assets subject to amortization	$447.4

Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,685.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of December 31, 2025.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions.
Subordinated Credit Facility
The Company’s subsidiary, R.J. O’Brien & Associates, LLC, has a subordinated credit facility which allows it to borrow up to $180.0 million. As of December 31, 2025, the outstanding tranches of borrowings mature at various dates through July 14, 2026. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
Note Payable to Bank
The Company had a note payable to a commercial bank related to the financing of certain equipment which secured the note. The note matured on December 1, 2025 and was fully paid off, with final payment of $6.3 million.

Senior Secured Notes
On March 1, 2024, the Company issued $550.0 million in aggregate principal amount of its 7.875% Notes due 2031 at the offering price of 100% of the aggregate principal amount. The Notes due 2031 are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Company’s existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. Interest related to these notes is payable twice annually, in arrears. The Company incurred debt issuance costs of $7.7 million, which are being amortized over the term of the Notes due 2031 under the effective interest method.
On July 8, 2025, the Company issued $625.0 million in aggregate principal amount of its 6.875% Notes due 2032, in connection with the acquisition of R.J. O’Brien, at the offering price of 100% of the aggregate principal amount. The Notes due 2032 are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Company’s existing and future subsidiaries that guarantee indebtedness under the Company’s senior secured revolving credit facility and certain other senior indebtedness. Interest related to these notes is payable twice annually, in arrears. The Company incurred debt issuance costs of $10.5 million, which are being amortized over the term of the Notes due 2032 under the effective interest method.
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		December 31, 2025		September 30, 2025
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	June 3, 2028	$650.0		$70.0	(5)	$317.0
R.J. O'Brien & Associates, LLC Subordinated Credit Facility	None	April 30, 2027	180.0		93.3	(5)	110.8
StoneX Financial Inc.	None	October 27, 2026	325.0	(6)	—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2026	325.0		147.0	(5)	104.0
Right Company LLC	Certain assets	October 1, 2026	15.0		8.0	(5)	—
StoneX Financial Ltd.	None	October 6, 2026	175.0		—	(5)	90.0
StoneX Financial Pte. Ltd.	None	September 4, 2026	15.0		—	(5)	—
			$1,685.0		$318.3		$621.8

Uncommitted Credit Facilities	Various	Various			170.5	(5)	153.9
Note Payable to Bank	Certain equipment	December 1, 2025			—	(5)	6.3
Senior Secured Notes due 2031	(2)	March 1, 2031			544.4	(3),(4)	544.1
Senior Secured Notes due 2032	(2)	July 15, 2032			615.2	(3),(4)	614.9
Total outstanding borrowings					$1,648.4		$1,941.0

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
(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $5.6 million and $5.9 million, in the respective periods presented. Amounts outstanding under the Notes due 2032 are reported net of unamortized deferred financing costs of $9.8 million and $10.1 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
(6) R.J. O’Brien & Associates, LLC may borrow up to $50.0 million as part of the total commitment.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2025. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	December 31, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$24,931.0	$6,724.4	$106.4	$10.4	$31,772.2
Securities loaned	2,212.3	—	—	—	2,212.3
Gross amount of secured financing	$27,143.3	$6,724.4	$106.4	$10.4	$33,984.5

	September 30, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$26,173.4	$3,128.5	$180.4	$41.4	$29,523.7
Securities loaned	2,550.8	—	—	—	2,550.8
Gross amount of secured financing	$28,724.2	$3,128.5	$180.4	$41.4	$32,074.5
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	December 31, 2025	September 30, 2025
U.S. Treasury obligations	$18,893.3	$19,311.9
U.S. government agency obligations and municipal bonds	797.4	804.3
Asset-backed obligations	51.7	55.0
Agency mortgage-backed obligations	9,264.0	7,521.4
Foreign government obligations	1,303.2	881.4
Corporate bonds	1,462.6	949.7
Total securities sold under agreement to repurchase	$31,772.2	$29,523.7

Securities loaned
Equity securities	$2,212.3	$2,550.8
Total securities loaned	2,212.3	2,550.8
Gross amount of secured financing	$33,984.5	$32,074.5

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	December 31, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$29,185.8	$(15,771.3)	$13,414.5
Securities borrowed	$2,381.8	$—	$2,381.8
Securities sold under agreements to repurchase	$31,772.2	$(15,771.3)	$16,000.9
Securities loaned	$2,212.3	$—	$2,212.3

	September 30, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$26,298.1	$(15,972.7)	$10,325.4
Securities borrowed	$2,743.1	$—	$2,743.1
Securities sold under agreements to repurchase	$29,523.7	$(15,972.7)	$13,551.0
Securities loaned	$2,550.8	$—	$2,550.8
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
The Company receives securities as collateral under reverse repurchase agreements, securities borrowed agreements, and margin securities held on behalf of counterparties. This collateral is used by the Company to cover financial instruments sold, not yet purchased; to obtain financing in the form of repurchase agreements; and to meet counterparties’ needs under lending arrangements and matched-book trading strategies. Additional securities collateral is obtained as necessary to ensure such transactions are adequately collateralized. In many instances, the Company is permitted by contract to repledge the securities received as collateral, which may include pledges to cover collateral requirements for tri-party repurchase agreements.
The following table sets forth the fair values, which approximate carrying value because of the short-term nature of collateral pledged, received and repledged (in millions):

	December 31, 2025	September 30, 2025
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$11,065.6	$9,757.7
Securities pledged as collateral that are subject to segregation rules	$99.7	$—
Securities received as collateral that may be repledged	$34,746.0	$32,452.0
Securities received as collateral that are subject to segregation rules	$2,819.6	$1,739.3
Securities received as collateral that may be repledged covering securities sold short	$3,088.3	$1,965.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$2,080.2	$2,491.4
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
In November 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings have moved to FINRA Arbitration and the court action is stayed. The evidentiary hearing has concluded. The matter remains pending before the FINRA panel and a decision has not yet been issued. The Company continues to vigorously defend itself. The Company received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint, and the Company is cooperating with these agencies. The ultimate outcomes of the BTIG complaint and the DOJ and SEC subpoenas cannot presently be determined.
As of December 31, 2025 and September 30, 2025, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued, to be material to the Company’s earnings, financial position or liquidity.
Note 12 – Accumulated Other Comprehensive Loss, Net
Accumulated other comprehensive loss, net consists of gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income includes net actuarial losses from defined benefit pension plans, foreign currency translation adjustments, and cash flow hedge gains or losses. See Note 4 for additional information on cash flow hedges.
The following table summarizes the changes in accumulated other comprehensive loss, net for the three months ended December 31, 2025.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2025	$(21.4)	$(1.3)	$6.7	$(16.0)
Other comprehensive loss, net of tax	(0.5)	—	(2.7)	(3.2)
Balances as of December 31, 2025	$(21.9)	$(1.3)	$4.0	$(19.2)
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
Revenues within the scope of Topic 606 are presented within Commission and clearing fees, Consulting, management, and account fees, and Sales of physical commodities on the Condensed Consolidated Income Statements. Revenues that are not within the scope of Topic 606 are presented within Sales of physical commodities, Principal gains, net, and Interest income on the Condensed Consolidated Income Statements.

	Three Months Ended December 31,
(in millions)	2025	2024
Revenues from contracts with clients as a percentage of total revenues	3.1%	2.4%

The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	2024
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$172.2	$63.2
OTC derivative brokerage	3.2	2.8
Equities and fixed income	34.3	15.1
Mutual funds	0.8	0.8
Insurance and annuity products	3.4	3.2
Other	0.1	0.4
Total sales-based commission	214.0	85.5
Trailing:
Mutual funds	3.6	3.4
Insurance and annuity products	4.0	4.0
Total trailing commission	7.6	7.4

Clearing fees	79.0	44.1
Trade conversion fees	2.3	2.2
Other	2.1	10.1
Total commission and clearing fees	305.0	149.3
Consulting, management, and account fees:
Underwriting fees	11.9	0.3
Asset management fees	16.2	14.8
Advisory and consulting fees	12.9	8.6
Sweep program fees	10.6	11.6
Client account fees	21.5	6.2
Other	3.0	6.3
Total consulting, management, and account fees	76.1	47.8
Sales of physical commodities:
Precious metals sales under ASC Topic 606	819.4	466.0
Total revenues from contracts with clients	$1,200.5	$663.1

Method of revenue recognition:
Point-in-time	$1,153.2	$620.7
Time elapsed	47.3	42.4
Total revenues from contracts with clients	1,200.5	663.1
Other sources of revenues
Physical precious metals under ASC Topic 815	35,682.4	25,522.4
Physical agricultural and energy products	1,187.3	1,062.7
Principal gains, net	378.5	308.9
Interest income	581.2	378.2
Total revenues	$39,029.9	$27,935.3

Total revenues by primary geographic region:
United States	$2,243.6	$1,695.6
Europe	1,164.3	782.5
South America	195.7	168.0
Middle East and Asia	35,342.0	25,285.4
Other	84.3	3.8
Total revenues	$39,029.9	$27,935.3

Operating revenues by primary geographic region:
United States	$1,008.4	$659.1
Europe	240.1	189.6
South America	34.4	35.9
Middle East and Asia	108.7	55.9
Other	46.6	3.8
Total operating revenues	$1,438.2	$944.3

The substantial majority of the Company’s performance obligations for revenues from contracts with clients are satisfied at a point in time and are typically collected from clients by debiting their accounts with the Company.
Commission and clearing fees revenue and Consulting, management, and account fees revenue are primarily related to the Commercial, Institutional and Self-Directed/Retail reportable segments. Sales of physical commodities under Topic 606 are related to the Company’s Commercial segment. Principal gains, net are contributed by all of the Company’s reportable segments. Interest income is primarily related to the Commercial and Institutional reportable segments. Precious metals trading and agricultural and energy product trading revenues are related to the Commercial reportable segment. Precious metals sales that are recognized on a point-in-time basis are included in the Commercial reportable segment.
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended December 31,
(in millions)	2025	2024
Dividend income on long equity positions	$36.1	$35.6
Dividend expense on short equity positions	36.2	36.4
Dividend expense, net reported within Principal gains, net	$(0.1)	$(0.8)
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	2024
Non-income taxes	$0.9	$2.8
Insurance	4.8	3.6
Employee related expenses	2.1	1.9
Other direct business expenses	6.6	4.0
Membership fees	1.1	0.9
Director and public company expenses	0.5	0.5
Office expenses	0.9	0.7
Other expenses	10.0	2.3
Total other expenses	$26.9	$16.7
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
Current and Prior Period Tax Expense
Income tax expense of $45.9 million and $31.8 million for the three months ended December 31, 2025 and 2024, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 25% and 27% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended December 31, 2025 due to U.S. state and local taxes, Global Intangible Low-Taxed Income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2025. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of December 31, 2025
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$517.2	$299.5
StoneX Financial Ltd.	FCA	$613.7	$430.2
Gain Capital Group, LLC	CFTC and NFA	$64.8	$30.1
StoneX Financial Pte. Ltd.	MAS	$138.9	$28.2
StoneX Markets LLC	CFTC and NFA	$260.2	$159.5
R.J. O'Brien & Associates LLC	CFTC and NFA	$393.3	$278.8
R.J. O'Brien Limited	FCA	$37.8	$20.3
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of December 31, 2025, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 - Acquisitions
The Company’s consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Current Year Acquisitions
Intercam Advisors, Inc. and Intercam Securities, Inc.
On October 17, 2025, the Company completed its acquisition of Intercam Advisors, Inc. and Intercam Securities, Inc. (together “Intercam”), both U.S.-based firms providing brokerage and investment advisory services to Latin American clients. This acquisition bolsters the Company’s existing wealth management business and further strengthens its connection with Latin America. Through this transaction, the Company expands its ability to serve cross-border clients with a broader range of integrated advisory and brokerage solutions supported by the firm’s global reach and infrastructure.
The purchase price consists of $1.7 million of cash consideration paid at closing and deferred consideration totaling $0.8 million. The business activities of Intercam have been assigned to the Company’s Self-Directed/Retail reportable segment. The acquisition generated $0.4 million of Goodwill.
Plantureux et Associés
On October 31, 2025, the Company’s wholly owned subsidiary, StoneX Financial Europe GmbH, completed its acquisition of Plantureux et Associés (“Plantureux”), a Paris-based brokerage firm specializing in agricultural commodities across both the physical and derivatives markets. The acquisition provides a strategic foothold in the French agricultural commodities market – Europe’s leading grain producing region. With nearly 40 years of experience in agricultural commodities, Plantureux is a respected intermediary in the French cereal market, known for its deep knowledge of the industry and its strong relationships with both buyers and sellers.
The purchase price consists of $2.8 million of cash consideration paid at closing and deferred consideration totaling $1.2 million. The business activities of Plantureux have been assigned to the Company’s Commercial reportable segment. The acquisition generated $2.9 million of Goodwill.
The Assets of GEA Capital
On October 7, 2025, the Company acquired certain assets of GEA Capital (“GEA”) to add to the Company’s Independent Wealth businesses by delivering boutique-style services to both private and corporate clients. The purchase price consists of $5.2 million of cash consideration paid at closing and deferred consideration totaling $18.1 million. The acquired asset was a customer list asset valued at $23.3 million.

Prior Year Acquisitions
R.J. O’Brien
On April 14, 2025, the Company announced that it had entered into a definitive agreement with RTS Merger Sub Inc., RTS Investor Corp., and Westmoor Trail Partners LLC to acquire 100% ownership of RTS Investor Corp., which was the parent company for the R.J. O’Brien global business (“RJO”), including R.J. O’Brien & Associates, LLC, the oldest futures brokerage in the U.S., and selected affiliates. This transaction was effective on the closing date of July 31, 2025.
Post-Acquisition Results and Unaudited Pro Forma Information
RJO’s results of operations and cash flows have been included in the Company’s consolidated financial statements for the period subsequent to July 31, 2025. For the three months ended December 31, 2025, the Company’s results include total operating revenues and net income from RJO of $201.0 million and $19.7 million, respectively. As of December 31, 2025 the Company’s fair value and purchase price accounting are preliminary.
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the RJO merger as if it had been consummated on October 1, 2024. The pro forma adjustments include additional interest expense related to the Notes Due 2032, net of tax and intangible amortization, net of tax. RJO net income for the three months ended December 31, 2024 was adversely impacted by an unrealized mark to market loss of $18.2 million on RJO’s investment portfolio.

Three Months Ended December 31, 2024
Total revenues	$28,144.4
Operating revenues	$1,153.4
Net income	$79.5
Basic earnings per share	$1.56
Diluted earnings per share	$1.49
Note 18 – Segment Analysis
The Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 5,400 employees, allowing it to serve clients in more than 180 countries.
During the three months ended September 30, 2025, the Company’s acquisition of RJO triggered a reassessment of the financial information reviewed by management. The Company determined the acquired business activities of RJO were similar to its existing businesses, and the reassessment confirmed the current composition of the Company’s operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2024.
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
Payments
The Company provides customized payment, technology, and treasury services to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company provides transparent pricing and offers payments services in more than 180 countries and 140 currencies, which it believes is more than any other payments solution provider.
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
Operating revenues, which are shown on the face of the Consolidated Income Statements is calculated by deducting physical commodities cost of sales from total revenues.
Net Operating revenues, which are also shown on the face of the Consolidated Income Statements is calculated by deducting transaction-based clearing expenses, introducing broker commissions, and interest expense from operating revenues.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31, 2025
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$37,939.1	$364.7	$86.9	$56.7	$2.1	$(0.8)	$38,448.7
Interest income	79.9	501.3	7.5	0.3	10.1	(17.9)	581.2
Total revenues	38,019.0	866.0	94.4	57.0	12.2	(18.7)	39,029.9
Cost of sales of physical commodities	37,591.6	—	—	—	0.1	—	37,591.7
Operating revenues	427.4	866.0	94.4	57.0	12.1	(18.7)	1,438.2
Transaction-based clearing expenses	30.3	95.3	3.6	2.0	2.2	(0.8)	132.6
Introducing broker commissions	49.9	14.7	27.4	1.0	0.2	—	93.2
Total interest expense	30.9	431.8	2.1	—	41.1	(17.9)	488.0
Net operating revenues	316.3	324.2	61.3	54.0	(31.4)	—	724.4
Variable compensation and benefits	81.1	107.3	5.1	8.6	13.8	—	215.9
Net contribution	235.2	216.9	56.2	45.4	(45.2)	—	508.5
Fixed compensation and benefits	22.5	26.4	7.3	4.9	78.9	—	140.0
Trading systems and market information	4.7	11.5	2.9	0.2	5.7	—	25.0
Professional fees	2.4	15.2	1.9	0.4	12.9	—	32.8
Non-trading technology and support	0.5	1.5	1.6	0.3	22.7	—	26.6
Selling and marketing	0.8	1.3	8.3	0.1	3.6	—	14.1
Travel and business development	3.2	3.3	0.5	0.3	4.5	—	11.8
Depreciation and amortization	5.5	5.4	3.0	1.3	9.8	—	25.0
Bad debts, net of recoveries	1.0	0.1	0.1	—	—	—	1.2
Shared services	9.3	6.7	3.2	2.9	(22.1)	—	—
Other fixed expenses	6.2	6.2	9.1	0.7	24.5	—	46.7
Non-variable expenses	56.1	77.6	37.9	11.1	140.5	—	323.2
Other loss	—	—	—	(0.4)	—	—	(0.4)
Segment income	$179.1	$139.3	$18.3	$33.9	$(185.7)	$—	$184.9

	As of December 31, 2025
Total assets	$10,255.9	$34,545.0	$1,300.2	$521.3	$1,162.0	$—	$47,784.4

	Three Months Ended December 31, 2024
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$27,172.5	$214.6	$113.3	$57.5	$—	$(0.8)	$27,557.1
Interest income	53.3	325.0	8.3	0.6	11.1	(20.1)	378.2
Total revenues	27,225.8	539.6	121.6	58.1	11.1	(20.9)	27,935.3
Cost of sales of physical commodities	26,991.0	—	—	—	—	—	26,991.0
Operating revenues	234.8	539.6	121.6	58.1	11.1	(20.9)	944.3
Transaction-based clearing expenses	17.6	63.0	3.4	1.8	1.5	(0.8)	86.5
Introducing broker commissions	11.3	8.1	24.0	0.9	—	—	44.3
Total interest expense	14.4	294.5	1.9	—	30.7	(20.1)	321.4
Net operating revenues	191.5	174.0	92.3	55.4	(21.1)	—	492.1
Variable compensation and benefits	43.7	56.2	2.8	9.1	21.5	—	133.3
Net contribution	147.8	117.8	89.5	46.3	(42.6)	—	358.8
Fixed compensation and benefits	17.1	18.6	9.3	6.6	67.6	—	119.2
Trading systems and market information	4.0	7.9	3.5	0.4	4.2	—	20.0
Professional fees	2.1	4.7	2.6	0.7	8.9	—	19.0
Non-trading technology and support	0.4	0.9	2.1	0.5	15.8	—	19.7
Selling and marketing	1.3	1.0	8.7	0.1	0.9	—	12.0
Travel and business development	2.3	2.4	0.6	0.3	2.8	—	8.4
Depreciation and amortization	1.8	1.0	5.3	1.0	6.6	—	15.7
Bad debts, net of recoveries	1.2	—	0.5	0.1	—	—	1.8
Shared services	6.8	3.4	3.1	2.1	(15.4)	—	—
Other fixed expenses	6.7	1.1	3.2	0.4	20.4	—	31.8
Non-variable expenses	43.7	41.0	38.9	12.2	111.8	—	247.6
Other gains	—	1.3	4.4	—	—	—	5.7
Segment income	$104.1	$78.1	$55.0	$34.1	$(154.4)	$—	$116.9

	As of September 30, 2025
Total assets	$9,826.3	$32,465.5	$1,256.2	$722.5	$997.5	$—	$45,268.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to StoneX Group Inc. and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,”, “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including statements about the benefits of our acquisition of RJO, expected synergies and future financial and operating results, the plans, objectives, expectations and intentions of StoneX with respect to the acquisition, adverse changes in economic, political and market conditions, including losses from our market-making and trading activities arising from counterparty failures, global trade policies and tariffs, the loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, the possibility of liabilities arising from violations of foreign, United States (“U.S.”) federal and U.S. state securities laws, the impact of changes in technology in the securities and commodities trading industries, and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2025. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We caution readers that any forward-looking statements are not guarantees of future performance.
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 5,400 employees as of December 31, 2025. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Unless noted otherwise, comparisons in the following discussions relate to the three months ended December 31, 2025 as compared to the same three-month period in the prior fiscal year.
Recent Events
Closing of the Acquisition of Certain Assets of GEA Capital
On October 7, 2025, we acquired certain assets of GEA Capital (“GEA”) to add to our Independent Wealth businesses by delivering boutique-style services to both private and corporate clients. The purchase price consists of $5.2 million of cash consideration paid at closing and deferred consideration totaling $18.1 million. The acquired asset was a customer list asset valued at $23.3 million.

Closing of the Acquisition of Intercam Securities, Inc. and Intercam Advisors, Inc.
On October 17, 2025, we acquired all the outstanding shares of Intercam Securities, Inc. and Intercam Advisors, Inc., both U.S.-based firms providing brokerage and investment advisory services to Latin America clients. Subsequent to the acquisitions, the companies have been renamed StoneX International Securities Inc. and StoneX International Advisors, Inc.
Closing of the Acquisition of Plantureux
On October 31, 2025, one of the Company’s subsidiaries, StoneX Financial Europe GmbH, acquired all outstanding shares of Plantureux et Associés, a Paris-based brokerage firm specializing in agricultural commodities across both the physical and derivatives markets.
Potential Impacts of Global Instability, New Tariffs or Changes to Existing Tariffs
A number of significant structural, political, and monetary issues, and geopolitical conflicts continue to confront the global economy, and instability could continue, resulting in changes to the level of inflation, market volatility, potential recession, supply chain constraints and costs, diminished trading volumes, uncertainty, increased operating expenses, and increased costs or restrictions due to potential new tariffs or changes to existing tariffs. The impacts of these events and other factors on our financial position and results of operations is difficult to predict, could affect the comparability of our results of operations from period to period, and may have an adverse effect on our financial results.
Common Stock Split
On February 3, 2026, the Company’s Board of Directors approved a three-for-two split of its common stock to make stock ownership more accessible to employees and investors. The stock split will be effected as a stock dividend entitling each stockholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend will be distributed after close of trading on March 20, 2026, to stockholders of record at the close of business on March 10, 2026. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on March 11, 2026. Trading is expected to begin on a stock split-adjusted basis at market open on March 23, 2026. All share and per share amounts contained herein have not been retroactively adjusted for this subsequent stock split.
Executive Summary
We achieved a strong start to our fiscal year, with record net operating revenues and net income, up 47% and 63%, respectively, as our breadth of product and geographical reach, enabled us to benefit from increased client demand and activity associated with rising prices and volatility in global metals markets, while our equity and fixed income businesses continued to capitalize on continued client demand for our products and services. In addition, this quarter represents the first full quarter that includes RJO and Benchmark, which contributed $93.0 million and $17.2 million in net operating revenues, respectively.
We experienced strong transactional volume growth in listed and OTC derivatives, securities and payments, while FX/CFD contracts declined modestly, principally driven by a decline in our Institutional segment, which was partially offset by growth in Self-Directed/Retail segment ADV.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year, we experienced:
•Rate per contract (“RPC”) on listed derivatives increased 40%, due to client mix as well as the acquisition of RJO.
•OTC derivatives RPC increased 48%, compared to the prior year period which had historically low spreads captured.
•35% growth in securities rate per million (“RPM”), primarily due to improved performance in both global equity and fixed income markets.
•a 30% decline in FX/CFD RPM, compared to a historically strong RPM in the prior year period.
•a 10% decline in payments RPM due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances increased $66.1 million, principally driven by the acquisition of RJO, which contributed $63.8 million in interest and fee income earned on client balances on an additional $5.8 billion in average client equity contributed by RJO, helping to drive the 100% growth in average client equity.
Interest expense on corporate funding increased $11.1 million, principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.

On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 58% of total expenses in the three months ended December 31, 2025 as compared to 52% in the three months ended December 31, 2024. Non-variable expenses, excluding bad debts, increased $76.2 million, including $44.3 million in the acquired RJO and Benchmark businesses.
Net income increased $53.9 million to $139.0 million in the three months ended December 31, 2025. Diluted earnings per share was $2.50 for the three months ended December 31, 2025 compared to $1.69 in the three months ended December 31, 2024.

Selected Summary Financial Information
Results of Operations
Our total revenues, as reported, combine gross revenues for the physical commodities business and net revenues for all other businesses. Management believes that operating revenues, which deduct the cost of sales of physical commodities from total revenues, are a more useful financial measure with which to assess our results of operations. The table below sets forth our operating revenues, as well as other key financial measures, for the periods indicated.

Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Revenues:
Sales of physical commodities	$37,689.1	$27,051.1	39%
Principal gains, net	378.5	308.9	23%
Commission and clearing fees	305.0	149.3	104%
Consulting, management, and account fees	76.1	47.8	59%
Interest income	581.2	378.2	54%
Total revenues	39,029.9	27,935.3	40%
Cost of sales of physical commodities	37,591.7	26,991.0	39%
Operating revenues	1,438.2	944.3	52%
Transaction-based clearing expenses	132.6	86.5	53%
Introducing broker commissions	93.2	44.3	110%
Interest expense	461.7	306.2	51%
Interest expense on corporate funding	26.3	15.2	73%
Net operating revenues	724.4	492.1	47%
Variable compensation and benefits	215.9	133.3	62%
Net contribution	508.5	358.8	42%
Fixed compensation and benefits	140.0	119.2	17%
Trading systems and market information	25.0	20.0	25%
Professional fees	32.8	19.0	73%
Non-trading technology and support	26.6	19.7	35%
Occupancy and equipment rental	16.1	13.0	24%
Selling and marketing	14.1	12.0	18%
Travel and business development	11.8	8.4	40%
Communications	3.7	2.1	76%
Depreciation and amortization	25.0	15.7	59%
Bad debts, net of recoveries	1.2	1.8	(33)%
Other expenses	26.9	16.7	61%
Total fixed compensation and other expenses	323.2	247.6	31%
Other (losses) gains, net	(0.4)	5.7	n/m
Income before tax	184.9	116.9	58%
Income tax expense	45.9	31.8	44%
Net income	$139.0	$85.1	63%

Return on equity (“ROE”)(1)	22.5%	19.5%
(1) The Company calculates ROE on stated book value based on net income divided by the average stockholders’ equity, calculated based on average monthly equity amounts.
Balance Sheet information:	December 31, 2025	December 31, 2024	% Change
Total assets	$47,784.4	$29,585.3	62%
Payables to lenders under loans	$488.8	$550.0	(11)%
Senior secured borrowings, net	$1,159.6	$543.3	113%
Stockholders’ equity	$2,522.2	$1,777.4	42%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended December 31,
	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$269.1	$111.8	141%
Over-the-counter (“OTC”) derivatives	63.1	36.6	72%
Securities	575.9	401.8	43%
FX / Contracts For Difference (“CFD”) contracts	68.7	98.6	(30)%
Payments	54.6	56.8	(4)%
Physical contracts	156.7	92.6	69%
Interest / fees earned on client balances	173.7	107.6	61%
Other (1)	83.0	48.3	72%
Corporate	12.1	11.1	9%
Eliminations	(18.7)	(20.9)	(11)%
	$1,438.2	$944.3	52%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (2)	84,120	53,180	58%
Listed derivatives, average rate per contract (3)	$2.84	$2.03	40%
Average client equity - listed derivatives (millions) (2)	$13,244	$6,620	100%
OTC derivatives (contracts, 000’s)	1,007	859	17%
OTC derivatives, average rate per contract	$63.55	$42.84	48%
Securities average daily volume (“ADV”) (millions)	$10,615	$8,733	22%
Securities rate per million (“RPM”) (4)	$320	$237	35%
Average money market / FDIC sweep client balances (millions)	$1,259	$1,197	5%
FX/CFD contracts ADV (millions)	$11,253	$11,685	(4)%
FX/CFD contracts RPM	$93	$133	(30)%
Payments ADV (millions)	$93	$84	11%
Payments RPM	$9,377	$10,414	(10)%

Adjusted EBITDA(4)	$250.9	$153.4	64%

(1)	Other operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income associated with securities lending activities.
(2)	The acquisition of RJO, effective July 31, 2025, contributed 30.9 million listed derivative contracts in the three months ended December 31, 2025. Also, for the three months ended December 31, 2025, the average client equity includes the effect of an incremental $5.8 billion per month from RJO post-acquisition.
(3)	Give up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(4)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
(5)	Adjusted EBITDA is a non-GAAP measure. See Liquidity, Financial Condition and Capital Resources - Non-GAAP Financial Information for further information.
Operating Revenues
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Operating revenues increased $493.9 million, or 52%, to $1,438.2 million in the three months ended December 31, 2025 compared to $944.3 million in the three months ended December 31, 2024. The acquisition of RJO, which was effective July 31, 2025, contributed $201.0 million in operating revenue in the three months ended December 31, 2025. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $157.3 million, with our Commercial and Institutional segments up $71.7 million and $85.6 million, respectively.
Operating revenues derived from OTC derivatives increased $26.5 million, principally driven by a 48% increase in the average RPC as well as a 17% increase in OTC derivative contract volumes.

Operating revenues derived from securities transactions increased $174.1 million, principally due to a 22% increase in ADV, driven by increases in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, however interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $55.7 million, due to the increase in ADV noted above, as well as a 35% increase in the RPM.
Operating revenues derived from FX/CFD contracts declined $29.9 million, as a result of a $27.2 million decrease in our Self-Directed/Retail segment and a $2.7 million decrease in Institutional segment FX contracts operating revenues.
Operating revenues from payments decreased $2.2 million, principally driven by a 10% decline in payments RPM, which was partially offset by an 11% increase in payments ADV.
Operating revenues derived from physical contracts increased $64.1 million, as a result of an $83.9 million increase in precious metals operating revenues, principally driven by an increase in macro volatility, driving a strong increase in client demand, combined with our expansive global footprint allowing us to benefit from regional differences in premiums, which was partially offset by a $19.8 million decline in physical agricultural and energy operating revenues. Precious metals related operating revenues were unfavorably impacted by $3.0 million unrealized losses on derivative positions related to physical inventories carried at the lower of cost or net realizable value, while the prior year period was favorably impacted by realized gains of $4.7 million on the sale of physical inventories carried at the lower of costs or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $66.1 million, principally as a result of an increase in average client equity and average money-market/FDIC sweep client balances of 100% and 5%, respectively. The acquisition of RJO, contributed $63.7 million in growth to interest and fee income earned on client balances and $5.8 billion in average client equity for the period.
Interest and Transactional Expenses
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Transaction-based clearing expenses

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Transaction-based clearing expenses	$132.6	$86.5	$46.1	53%
Percentage of operating revenues	9%	9%
The business activities of RJO added $36.3 million of increased expenses. Excluding RJO, expenses were higher in our Global Hedging (f/k/a Financial Ag & Energy) and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded. Additionally, expenses were higher in the Global Metals business, principally related to LME activity, and Equity Capital Markets business, principally related to an increase in ADR conversion fees in equities principal market-making.
Introducing broker commissions

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Introducing broker commissions	$93.2	$44.3	$48.9	110%
Percentage of operating revenues	6%	5%
The business activities of RJO added $45.0 million of increased expenses. Also, expenses were higher in our Independent Wealth Management business, principally due to increased revenues.

Interest expense

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$353.7	$223.6	$130.1	58%
Securities borrowing	27.9	22.0	5.9	27%
Client balances on deposit	61.2	33.8	27.4	81%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	18.9	26.8	(7.9)	(29)%
	461.7	306.2	155.5	51%
Corporate funding	26.3	15.2	11.1	73%
Total interest expense	$488.0	$321.4	$166.6	52%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $26.7 million of interest expense, with $24.3 million attributable to client balances.
The increase in interest expense attributable to corporate funding was principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.
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
The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended December 31,
	2025	2024	% Change
Net Operating Revenues (in millions):
Listed derivatives	$118.3	$49.9	137%
OTC derivatives	63.1	36.6	72%
Securities	157.5	101.8	55%
FX/CFD contracts	59.5	90.3	(34)%
Payments	51.6	54.2	(5)%
Physical contracts	135.4	77.1	76%
Interest, net / fees earned on client balances	115.5	77.4	49%
Other (1)	54.9	25.9	112%
Corporate	(31.4)	(21.1)	49%
	$724.4	$492.1	47%

(1)	Other net operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income, net of interest expense associated with securities lending activities.

Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$215.9	$133.3	62%
Fixed compensation and benefits	140.0	119.2	17%
	355.9	252.5	41%
Other expenses:
Trading systems and market information	25.0	20.0	25%
Professional fees	32.8	19.0	73%
Non-trading technology and support	26.6	19.7	35%
Occupancy and equipment rental	16.1	13.0	24%
Selling and marketing	14.1	12.0	18%
Travel and business development	11.8	8.4	40%
Communications	3.7	2.1	76%
Depreciation and amortization	25.0	15.7	59%
Bad debts, net of recoveries	1.2	1.8	(33)%
Other	26.9	16.7	61%
	183.2	128.4	43%
Total compensation and other expenses	$539.1	$380.9	42%

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Compensation and Other Expenses: Compensation and other expenses increased $158.2 million, or 42%, to $539.1 million in the three months ended December 31, 2025 compared to $380.9 million in the three months ended December 31, 2024, principally due to the acquisitions of RJO, Benchmark and others, as discussed further below.
Compensation and Benefits:

	Three Months Ended December 31,
(in millions)	2025	2024	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$201.2	$110.7	$90.5	82%
Administrative, executive, and centralized and local operations	14.7	22.6	(7.9)	(35)%
Total variable compensation and benefits	215.9	133.3	82.6	62%
Variable compensation and benefits as a percentage of net operating revenues	30%	27%

Fixed compensation and benefits:
Non-variable salaries	101.2	79.4	21.8	27%
Employee benefits and other compensation	21.9	23.3	(1.4)	(6)%
Share-based compensation	14.3	11.3	3.0	27%
Severance	2.6	5.2	(2.6)	(50)%
Total fixed compensation and benefits	140.0	119.2	20.8	17%
Total compensation and benefits	355.9	252.5	103.4	41%
Total compensation and benefits as a percentage of operating revenues	25%	27%
Number of employees, end of period	5,436	4,620	816	18%
Administrative, executive, and centralized and local operations variable compensation and benefits decreased principally due to a recovery of certain benefit liabilities established in the U.K. over the last three fiscal years.
Incremental cost from recent acquisitions completed since December 31, 2024 added $15.5 million of non-variable salary expense during the three months ended December 31, 2025. The additional increase of $6.3 million is principally due to growth in our business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases that were effective at the beginning of the calendar year ended December 31, 2025.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and healthcare benefits principally related to the increase in headcount, and were partially offset by an increase in employee-elected deferred incentive. Additionally, the three months ended December 31, 2024 included $0.9 million in accelerated long-term incentive due to the departure of an executive officer.
Share-based compensation, which contains stock option and restricted stock expenses, increased principally due to the issuance of additional stock option awards and additional restricted stock grants since December 31, 2024, as well as from increased restricted stock amortization related to employee-elected and statutorily-required deferred incentive, which results in cash exchanged for restricted stock that is amortized over a thirty-six month period following the grant date. The three months ended December 31, 2024 also included $1.1 million in accelerated share-based compensation due to the departure of an executive officer.
During the three months ended December 31, 2024, severance costs included amounts related to the departure of an executive officer mentioned above.
Other Expenses: Other non-compensation expenses increased $54.8 million, or 43%, to $183.2 million in the three months ended December 31, 2025 compared to $128.4 million in the three months ended December 31, 2024.
Professional fees increased $13.8 million, principally due to higher legal fees related to our defense in various legal matters, net of recoveries, including fees related to the BTIG matter, which saw the arbitration commence during the three months ended December 31, 2025. To a lesser extent, higher audit and tax fees also contributed to the increase. Incremental cost from acquired entities completed since December 31, 2024 added $4.5 million of expense.
Non-trading technology and support increased $6.9 million, principally due to an increase in headcount driven technology costs and compliance costs. Incremental cost from acquisitions completed since December 31, 2024 added $3.8 million of expense.

Occupancy and equipment rental costs increased $3.1 million, as incremental cost from acquisitions completed since December 31, 2024 added $2.3 million of expense. Additionally, we had increased office costs in Singapore and Colombia, along with an increase in property service charges, utilities and storage costs.
Travel and business development increased $3.4 million, principally due to an increase in transportation and employee and client meals and entertainment costs. Incremental cost from acquired entities completed since December 31, 2024 added $2.1 million of expense.
Depreciation and amortization increased $9.3 million, principally due to $7.1 million of incremental amortization of acquired intangibles from the acquisitions completed since December 31, 2024, and $1.7 million of incremental depreciation expense from internally developed software placed into service.
Other expenses increased $10.2 million, principally due to a proposed settlement in a Self-Directed/Retail Forex matter, accretion of the contingent consideration liability related to the Benchmark acquisition, and higher insurance costs.
Other Gains: The results of the three months ended December 31, 2025 include a $0.4 million loss on an equity investment. The results of the three months ended December 31, 2024 include nonrecurring gains of $5.7 million, resulting from proceeds received from class action settlements, reported within the Self-Directed/Retail and Institutional segments.
Provision for Taxes: The effective income tax rate was 25% and 27% in the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 and 2024 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	% of Total	2024	% of Total
Variable compensation and benefits	$215.9	28%	$133.3	26%
Transaction-based clearing expenses	132.6	18%	86.5	17%
Introducing broker commissions	93.2	12%	44.3	9%
Total variable expenses	441.7	58%	264.1	52%
Fixed compensation and benefits	140.0	18%	119.2	23%
Other fixed expenses	182.0	24%	126.6	25%
Bad debts, net of recoveries	1.2	—%	1.8	—%
Total non-variable expenses	323.2	42%	247.6	48%
Total non-interest expenses	$764.9	100%	$511.7	100%
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
During the three months ended September 30, 2025, our acquisition of RJO triggered a reassessment of the financial information reviewed by management. We determined the acquired business activities of RJO were similar to our existing businesses, and the reassessment confirmed the current composition of the Company’s operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2024.
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Self-Directed/Retail	Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Global Hedging (f/k/a Financial Ag & Energy)	Equity Capital Markets	Forex/CFD	Payments
Global Metals (f/k/a LME and Precious Metals)	Prime Services	Independent Wealth Management	Payment Technology Services
Physical Ag & Energy	Debt Capital Markets
FX Prime Brokerage
Exchange-Traded Futures & Options
Correspondent Clearing
Total revenues, operating revenues and net operating revenues shown as “Corporate” primarily consist of interest income from our centralized corporate treasury function. Corporate also includes net costs not allocated to operating segments, including costs and expenses of certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities. For additional information regarding Corporate, see Note 18 to the Condensed Consolidated Financial Statements.
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

Segment income is used by our chief operating decision maker (“CODM”) as the primary measure of segment profit or loss in the evaluation of each of our operating segments. The CODM also uses ‘Segment income, less allocation of overhead costs’ as an additional segment measure of our segments’ financial performance. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses. The measure of segment profit or loss most consistent with the corresponding amounts in the consolidated financial statements is segment income.
Total Segment Results
The following table shows summary information concerning all of our business segments on a combined basis, excluding Corporate, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	% of Operating Revenues	2024	% of Operating Revenues
Revenues:
Sales of physical commodities	$37,689.1		$27,051.1
Principal gains, net	378.3		309.7
Commission and clearing fees	305.8		149.7
Consulting, management, and account fees	74.2		47.4
Interest income	589.0		387.2
Total revenues	39,036.4		27,945.1
Cost of sales of physical commodities	37,591.6		26,991.0
Operating revenues	1,444.8	100%	954.1	100%
Transaction-based clearing expenses	131.2	9%	85.8	9%
Introducing broker commissions	93.0	6%	44.3	5%
Interest expense	464.8	32%	310.8	33%
Net operating revenues	755.8		513.2
Variable direct compensation and benefits	202.1	14%	111.8	12%
Net contribution	553.7		401.4
Fixed compensation and benefits	61.1		51.6
Trading systems and market information	19.3		15.8
Professional fees	19.9		10.1
Non-trading technology and support	3.9		3.9
Selling and marketing	10.5		11.1
Travel and business development	7.3		5.6
Depreciation and amortization	15.2		9.1
Bad debts, net of recoveries	1.2		1.8
Shared services	22.1		15.4
Other fixed expenses	22.2		11.4
Total fixed compensation and other expenses	182.7	13%	135.8	14%
Other (losses) gains, net	(0.4)		5.7
Segment income	370.6		271.3
Allocation of overhead costs	44.8		42.7
Segment income, less allocation of overhead costs	$325.8		$228.6
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
As noted in the beginning of this Segment Information section, the portion of our precious metals activities previously reported in our Self-Directed/Retail segment has been moved into and combined with our precious metals activities within this segment. All segment information has been revised to reflect all precious metals business within this segment retroactive to October 1, 2024.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Revenues:
Sales of physical commodities	$37,689.1	$27,051.1	39%
Principal gains, net	129.5	65.5	98%
Commission and clearing fees	111.9	48.7	130%
Consulting, management and account fees	8.6	7.2	19%
Interest income	79.9	53.3	50%
Total revenues	38,019.0	27,225.8	40%
Cost of sales of physical commodities	37,591.6	26,991.0	39%
Operating revenues	427.4	234.8	82%
Transaction-based clearing expenses	30.3	17.6	72%
Introducing broker commissions	49.9	11.3	342%
Interest expense	30.9	14.4	115%
Net operating revenues	316.3	191.5	65%
Variable direct compensation and benefits	81.1	43.7	86%
Net contribution	235.2	147.8	59%
Fixed compensation and benefits	22.5	17.1	32%
Trading systems and market information	4.7	4.0	18%
Professional fees	2.4	2.1	14%
Non-trading technology and support	0.5	0.4	25%
Selling and marketing	0.8	1.3	(38)%
Travel and business development	3.2	2.3	39%
Depreciation and amortization	5.5	1.8	206%
Bad debts, net of recoveries	1.0	1.2	(17)%
Shared services	9.3	6.8	37%
Other fixed expenses	6.2	6.7	(7)%
Total fixed compensation and other expenses	56.1	43.7	28%
Segment income	179.1	104.1	72%
Allocation of overhead costs	11.6	9.7	20%
Segment income, less allocation of overhead costs	$167.5	$94.4	77%

	Three Months Ended December 31,
	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$133.9	$62.2	115%
OTC derivatives	63.1	36.6	72%
Physical contracts	156.7	92.6	69%
Interest / fees earned on client balances	64.6	36.6	77%
Other	9.1	6.8	34%
	$427.4	$234.8	82%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	18,781	10,608	77%
Listed derivatives, average rate per contract (2)	$6.87	$5.67	21%
Average client equity - listed derivatives (millions) (1)	$4,018	$1,727	133%
OTC derivatives (contracts, 000’s)	1,007	859	17%
OTC derivatives, average rate per contract	$63.55	$42.84	48%

(1)	The acquisition of RJO, effective July 31, 2025, contributed 5.8 million listed derivative contracts and $2.2 billion in average client equity for the three months ended December 31, 2025.
(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Operating revenues increased $192.6 million, or 82%, to $427.4 million in the three months ended December 31, 2025 compared to $234.8 million in the three months ended December 31, 2024. Net operating revenues increased $124.8 million, or 65%, to $316.3 million in the three months ended December 31, 2025 compared to $191.5 million in the three months ended December 31, 2024.
Operating revenues derived from listed derivatives increased $71.7 million, principally driven by a 77% increase in listed derivative contract volumes and a 21% increase in the average rate per contract. The increase in contract volumes as well as the increase in rate per contract was primarily driven by the acquisition of RJO as well as increased client activity and a widening of spreads in LME base metals markets. The acquired RJO business contributed $55.2 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC transactions increased $26.5 million, principally resulting from a 17% increase in OTC derivative contract volumes, primarily driven by increased activity in South American and European markets as well as a 48% increase in the average rate per contract, as compared to a period of historically modest spreads in the prior year period.
Operating revenues derived from physical transactions increased $64.1 million, principally driven by a $83.9 million increase in operating revenues in our physical precious metals business, which was partially offset by a $19.8 million decline in our physical agricultural and energy business. The record performance in our precious metals business was primarily driven by an increase in macro volatility, driving a strong increase in client demand, combined with our expansive global footprint allowing us to benefit from regional differences in premiums. Precious metals related operating revenues were unfavorably impacted by $3.0 million unrealized losses on derivative positions related to physical inventories carried at the lower of cost or net realizable value, while the prior year period was favorably impacted by realized gains of $4.7 million on the sale of physical inventories carried at the lower of costs or net realizable value, for which losses on related derivative positions were recognized in prior periods.
Interest and fee income earned on client balances increased $28.0 million, primarily as a result of the acquisition of RJO, which contributed $21.7 million in interest and fee income earned on client balances and helped drive a 133% increase in average client equity. This increase was partially offset by the decline in short-term interest rates.
Interest expense increased $16.5 million, principally related to an $11.8 million increase in interest paid to clients, primarily driven by the acquisition of RJO, as well as increase in interest expense in our physical businesses due to heightened client activity.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 38% and 31% for the three months ended December 31, 2025 and 2024, respectively. The growth was principally driven by an increase in introducing broker commissions related to the acquisition of the RJO business.
Segment income increased $75.0 million, primarily related to the increase in operating revenues noted above, which were partially offset by a $38.6 million increase in introducing broker commissions and a $12.7 million increase in transaction-based clearing expenses, each of which was principally driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, a $37.4 million increase in variable compensation and an $12.4 million increase in non-variable direct expenses, of which $5.4 million was attributable to the RJO business.
For the three months ended December 31, 2025, we calculated an allocation for overhead costs of $11.6 million for the Commercial segment compared to a $9.7 million allocation in the three months ended December 31, 2024.
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

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	139.6	108.6	29%
Commission and clearing fees	177.4	85.7	107%
Consulting, management and account fees	47.7	20.3	135%
Interest income	501.3	325.0	54%
Total revenues	866.0	539.6	60%
Cost of sales of physical commodities	—	—	—%
Operating revenues	866.0	539.6	60%
Transaction-based clearing expenses	95.3	63.0	51%
Introducing broker commissions	14.7	8.1	81%
Interest expense	431.8	294.5	47%
Net operating revenues	324.2	174.0	86%
Variable direct compensation and benefits	107.3	56.2	91%
Net contribution	216.9	117.8	84%
Fixed compensation and benefits	26.4	18.6	42%
Trading systems and market information	11.5	7.9	46%
Professional fees	15.2	4.7	223%
Non-trading technology and support	1.5	0.9	67%
Selling and marketing	1.3	1.0	30%
Travel and business development	3.3	2.4	38%
Depreciation and amortization	5.4	1.0	440%
Bad debts, net of recoveries	0.1	—	n/m
Shared services	6.7	3.4	97%
Other fixed expenses	6.2	1.1	464%
Total fixed compensation and other expenses	77.6	41.0	89%
Other gain	—	1.3	(100)%
Segment income	139.3	78.1	78%
Allocation of overhead costs	14.4	14.8	(3)%
Segment income, less allocation of overhead costs	$124.9	$63.3	97%

	Three Months Ended December 31,
	2025	2024	% Change
Operating Revenues (in millions):
Listed derivatives	$135.2	$49.6	173%
Securities	544.4	373.5	46%
FX contracts	6.9	9.6	(28)%
Interest / fees earned on client balances	108.6	70.3	54%
Other	70.9	36.6	94%
	$866.0	$539.6	60%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	65,339	42,572	53%
Listed derivatives, average rate per contract (2)	$1.68	$1.12	50%
Average client equity - listed derivatives (millions) (1)	$9,225	$4,893	89%
Securities ADV (millions)	$10,615	$8,733	22%
Securities RPM (3)	$320	$237	35%
Average money market / FDIC sweep client balances (millions)	$1,259	$1,197	5%
FX contracts ADV ( millions)	$2,626	$4,082	(36)%
FX contracts RPM	$40	$36	11%

(1)	The acquisition of RJO, effective July 31, 2025, contributed 25.1 million listed derivative contracts and $3.6 billion in average client equity for the three months ended December 31, 2025.
(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average RPC.
(3)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Operating revenues increased $326.4 million, or 60%, to $866.0 million in the three months ended December 31, 2025 compared to $539.6 million in the three months ended December 31, 2024. Net operating revenues increased $150.2 million, or 86%, to $324.2 million in the three months ended December 31, 2025 compared to $174.0 million in the three months ended December 31, 2024.
Operating revenues derived from listed derivatives increased $85.6 million, principally driven by a 57% increase in contract volumes, primarily as a result of the acquisition of RJO, as well as a 47% increase in the average rate per contract. The acquired RJO business contributed $80.5 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $170.9 million, principally driven by a 22% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets, as well as a 35% increase in securities RPM.
Operating revenues derived from FX contracts declined $2.7 million, principally driven by a 36% decline in the ADV of FX contracts traded, which was partially offset by an 11% increase in the average rate per contract.
Finally, interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $38.3 million, principally driven by increases of 89% and 5% in average client equity and average money market / FDIC sweep client balances, respectively, which was partially offset by a decline in short-term interest rates. The acquisition of RJO contributed $3.6 billion in average client equity and $42.0 million in interest and fee income earned on client balances in the three months ended December 31, 2025.
Primarily as a result of the increase in Securities ADV, interest expense increased $137.3 million, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $130.1 million, to $353.7 million and interest expense directly attributable to securities lending activities increasing $5.9 million to $27.9 million. Additionally, interest paid to clients increased $15.4 million to $42.3 million, as the acquired RJO business added $18.4 million, partially offset by a decrease in our Exchange-Traded Futures & Options business, excluding RJO.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 25% in the three months ended December 31, 2025 compared to 24% in the three months ended December 31, 2024.
Segment income increased $61.2 million, principally driven by the increase in net operating revenues noted above, which was partially offset by a $36.6 million increase in non-variable direct expenses, with $13.7 million of this increase attributable to the acquisition of RJO. Excluding the acquired RJO business, non-variable direct expenses increased $20.2 million, primarily related to a $4.3 million increase in fixed compensation and benefits, a $1.2 million increase in trading systems and market information, an $8.2 million increase in professional fees and a $1.8 million increase in contingent acquisition revaluation expense. The increase in fixed compensation and benefits, market information, and contingent acquisition revaluation expense was primarily related to the acquisition of The Benchmark Company and Octo Finances, while the increase in professional fees was related to the BTIG matter, which saw arbitration commence during the three months ended December 31, 2025. Segment income in the three months ended December 31, 2024, was favorably impacted by a nonrecurring gain related to proceeds received of $1.3 million resulting from a foreign exchange class action settlement.
For the three months ended December 31, 2025, we calculated an allocation for overhead costs of $14.4 million for the Institutional segment compared to a $14.8 million allocation in the three months ended December 31, 2024.
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
As noted in the beginning of this Segment Information section, the portion of our precious metals activities previously reported in this segment have been moved into and combined with our precious metals activities within our Commercial segment. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2024.
The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Self-Directed/Retail segment, for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	55.4	81.2	(32)%
Commission and clearing fees	14.2	13.5	5%
Consulting, management and account fees	17.3	18.6	(7)%
Interest income	7.5	8.3	(10)%
Total revenues	94.4	121.6	(22)%
Cost of sales of physical commodities	—	—	—%
Operating revenues	94.4	121.6	(22)%
Transaction-based clearing expenses	3.6	3.4	6%
Introducing broker commissions	27.4	24.0	14%
Interest expense	2.1	1.9	11%
Net operating revenues	61.3	92.3	(34)%
Variable direct compensation and benefits	5.1	2.8	82%
Net contribution	56.2	89.5	(37)%
Fixed compensation and benefits	7.3	9.3	(22)%
Trading systems and market information	2.9	3.5	(17)%
Professional fees	1.9	2.6	(27)%
Non-trading technology and support	1.6	2.1	(24)%
Selling and marketing	8.3	8.7	(5)%
Travel and business development	0.5	0.6	(17)%
Depreciation and amortization	3.0	5.3	(43)%
Bad debts, net of recoveries	0.1	0.5	(80)%
Shared services	3.2	3.1	3%
Other fixed expenses	9.1	3.2	184%
Total fixed compensation and other expenses	37.9	38.9	(3)%
Other gain	—	4.4	(100)%
Segment income	18.3	55.0	(67)%
Allocation of overhead costs	14.8	12.6	17%
Segment income, less allocation of overhead costs	$3.5	$42.4	(92)%

The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Self-Directed/Retail segment for the periods indicated.

	Three Months Ended December 31,
	2025	2024	% Change
Operating Revenues (in millions):
Securities	$31.5	$28.3	11%
FX/CFD contracts	61.8	89.0	(31)%
Interest / fees earned on client balances	0.5	0.7	(29)%
Other	0.6	3.6	(83)%
	$94.4	$121.6	(22)%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$8,627	$7,603	13%
FX/CFD contracts RPM	$110	$185	(41)%
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Operating revenues decreased $27.2 million, or 22%, to $94.4 million in the three months ended December 31, 2025 compared to $121.6 million in the three months ended December 31, 2024. Net operating revenues decreased $31.0 million to $61.3 million in the three months ended December 31, 2025 compared to $92.3 million in the three months ended December 31, 2024.

Operating revenues derived from FX/CFD contracts decreased $27.2 million, principally due to a 41% decline in FX/CFD contracts RPM as compared to a very strong prior year period. This was partially offset by a 13% increase in FX/CFD contracts ADV.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $3.2 million, principally due to increased management fees.
Interest and fee income earned on client balances decreased $0.2 million versus the prior year, primarily due to a decline in short-term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 38% in the three months ended December 31, 2025 compared to 25% in the three months ended December 31, 2024, primarily as a result of the decline in FX/CFD operating revenues, which have a relatively low component of associated variable expenses.
Non-variable direct expenses declined $1.0 million, with the $5.9 million increase in other expenses, which was principally driven by a $6.2 million proposed settlement of a matter that was outstanding prior to the acquisition of Gain Capital Holdings, Inc. in 2020, being more than offset by declines in other non-variable direct expenses noted above. Segment income decreased $36.7 million, principally due to the decline in net operating revenues noted above. Segment income in the three months ended December 31, 2024 was favorably impacted by a $4.4 million class action settlement received.
For the three months ended December 31, 2025, we calculated an allocation for overhead costs of $14.8 million for the Self-Directed/Retail segment compared to a $12.6 million allocation in the three months ended December 31, 2024.

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

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Revenues:
Sales of physical commodities	$—	$—	—%
Principal gains, net	53.8	54.4	(1)%
Commission and clearing fees	2.3	1.8	28%
Consulting, management, account fees	0.6	1.3	(54)%
Interest income	0.3	0.6	(50)%
Total revenues	57.0	58.1	(2)%
Cost of sales of physical commodities	—	—	—%
Operating revenues	57.0	58.1	(2)%
Transaction-based clearing expenses	2.0	1.8	11%
Introducing broker commissions	1.0	0.9	11%
Interest expense	—	—	—%
Net operating revenues	54.0	55.4	(3)%
Variable compensation and benefits	8.6	9.1	(5)%
Net contribution	45.4	46.3	(2)%
Fixed compensation and benefits	4.9	6.6	(26)%
Trading systems and market information	0.2	0.4	(50)%
Professional fees	0.4	0.7	(43)%
Non-trading technology and support	0.3	0.5	(40)%
Selling and marketing	0.1	0.1	—%
Travel and business development	0.3	0.3	—%
Depreciation and amortization	1.3	1.0	30%
Bad debts	—	0.1	(100)%
Shared services	2.9	2.1	38%
Other fixed expenses	0.7	0.4	75%
Total fixed compensation and other expenses	11.1	12.2	(9)%
Other loss	(0.4)	—	n/m
Segment income	33.9	34.1	(1)%
Allocation of overhead costs	4.0	5.6	(29)%
Segment income, less allocation of overhead costs	$29.9	$28.5	5%

	Three Months Ended December 31,
	2025	2024	% Change
Operating Revenues (in millions):
Payments	$54.6	$56.8	(4)%
Other	2.4	1.3	85%
	$57.0	$58.1	(2)%

Volumes and Other Select Data:
Payments ADV (millions)	$93	$84	11%
Payments RPM	$9,377	$10,414	(10)%

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Operating revenues decreased $1.1 million, or 2%, to $57.0 million in the three months ended December 31, 2025 compared to $58.1 million in the three months ended December 31, 2024. Net operating revenues decreased $1.4 million, or 3%, to $54.0 million in the three months ended December 31, 2025 compared to $55.4 million in the three months ended December 31, 2024.
The decline in operating revenues was principally driven by a 10% decline in RPM, which was partially offset by an 11% increase in the ADV.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 20% and 20% for the three months ended December 31, 2025 and 2024, respectively.
Segment income decreased $0.2 million, primarily as a result of the decline in net operating revenues noted, as well as a $0.4 million loss on an equity investment, which is included in the Other loss line above, partially offset by a $1.1 million decline in non-variable direct expenses.
For the three months ended December 31, 2025, we calculated an allocation for overhead costs of $4.0 million for the Payments segment compared to a $5.6 million allocation in the three months ended December 31, 2024.
Overhead Costs and Expenses
We incur overhead and global operational costs and expenses, including certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, human resources, certain global operations and other activities.
The following table provides information regarding our overhead costs and expenses. The information in the table below has been reclassified to reflect certain global operations costs on a gross basis, as well as the amount of shared services reimbursement through charges to business segments, retroactive to October 1, 2024. This reclassification has not resulted in any changes to the total compensation and other expenses amounts previously reported.
In addition, for the three months ended December 31, 2025 and 2024, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended December 31,
(in millions)	2025	2024	% Change
Compensation and benefits:
Variable compensation and benefits	$13.8	$21.5	(36)%
Fixed compensation and benefits	78.9	67.6	17%
	92.7	89.1	4%
Other expenses:
Occupancy and equipment rental	13.6	12.1	12%
Non-trading technology and support	22.7	15.8	44%
Professional fees	12.9	8.9	45%
Depreciation and amortization	9.8	6.6	48%
Communications	2.6	1.5	73%
Selling and marketing	3.6	0.9	300%
Trading systems and market information	5.7	4.2	36%
Travel and business development	4.5	2.8	61%
Other	8.3	6.8	22%
	83.7	59.6	40%
Overhead costs, before shared services	176.4	148.7	19%
Shared services	(22.1)	(15.4)	44%
Overhead costs, net of shared services	154.3	133.3	16%
Allocation of overhead costs	(44.8)	(42.7)	5%
Overhead costs, net of shared services, net of allocation to operating segments	$109.5	$90.6	21%

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Variable compensation and benefits decreased principally due to a recovery of certain benefit liabilities established in the U.K. over the last three fiscal years.
The increase in non-variable compensation was partially related to a reorganization of IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option and restricted stock award grants to certain executive officers during fiscal 2025. Incremental cost from acquisitions completed since December 31, 2024 added $12.6 million of non-variable compensation expense.
Fixed compensation and benefits for the three months ended December 31, 2024 included, in aggregate, $6.6 million related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Non-trading technology and support increased $6.9 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies, driven by increased headcount. Incremental cost from acquired entities completed since December 31, 2024 added $3.3 million of expense.
Professional fees increased $4.0 million, principally due to an increase in audit, tax, and other legal fees on corporate matters. Incremental cost from acquired entities completed since December 31, 2024 added $1.3 million of expense.
Selling and marketing costs increased $2.7 million, principally related to the reorganization of certain centralized marketing personnel discussed above.
Travel and business development increased $1.7 million, principally due to higher transportation and lodging costs. This increase is also partially related to the reorganization of certain IT personnel discussed above. Incremental cost from acquired entities completed since December 31, 2024 added $0.8 million of expense.
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
Regulatory
StoneX Financial Inc. and R.J. O’Brien and Associates LLC are both registered as futures commission merchants with the CFTC and NFA, and members of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. and R.J. O’Brien and Associates LLC have responsibilities to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. and R.J. O’Brien and Associates LLC are subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC. In addition, StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and Municipal Securities Rulemaking Board (the “MSRB”). StoneX Financial Inc. is also subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
The Benchmark Company LLC is registered as a broker-dealer with the SEC and is a member of FINRA.
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
R.J. O’Brien (MENA) Capital Limited is registered with the Dubai International Financial Centre (“DIFC”) and regulated by the Dubai Financial Services Authority (“DFSA”). StoneX Financial (DIFC) Limited, f/k/a R.J. O’Brien (MENA) Capital Limited, has been granted a prudential “Category 3A” license by the DFSA, and is engaged in the business of dealing in investments as principal (limited to deals undertaken on a matched principal basis only), dealing in investments as agent, arranging custody, arranging deals in investments and advising on financial products.
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Market Services License and a Payment Services License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS pursuant to the Securities and Futures Act and the Payment Services Act 2019. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets.
The regulations discussed above limit funds available for dividends to us. As a result, we may be unable to access our operating subsidiaries’ funds when we need them.
In our physical commodities trading, commercial hedging OTC, securities and foreign exchange trading activities, we may be required to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.
We review our overall credit and capital needs to determine whether our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of December 31, 2025, we had total equity of $2,522.2 million, outstanding loans under revolving credit facilities and other payables to lenders of $488.8 million, and $1,159.6 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of December 31, 2025, approximately 96% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of December 31, 2025 and September 30, 2025, were $47.8 billion and $45.3 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Financial Pte. Ltd., StoneX Markets LLC, Gain Capital Group, LLC, R.J. O’Brien & Associates, LLC, and R.J. O’Brien Limited are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $27.0 million and $16.0 million for the three months ended December 31, 2025 and 2024, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

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
Committed Credit Facilities
As of December 31, 2025, we had seven committed bank credit facilities, totaling $1,685.0 million, of which $318.3 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility committed until June 3, 2028, under which $650.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 27, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short-term funding. R.J. O’Brien & Associates, LLC has the ability to borrow up to $50.0 million as part of the total commitment.
•A secured syndicated borrowing facility committed until July 29, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex.
•A subordinated credit facility which allows our subsidiary, R.J. O’Brien & Associates, LLC, to borrow up to $180.0 million. As of December 31, 2025, the outstanding tranches of borrowings mature at various dates through July 14, 2026. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
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

•In October 2025, we added a secured loan facility committed until October 1, 2026, under which our subsidiary, Right Company LLC is entitled to borrow up to $15.0 million, subject to certain terms and conditions of the credit agreement to facilitate physical commodity trade.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2025, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended December 31, 2025, interest expense directly attributable to trading activities includes $1,193.7 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $105.2 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended December 31, 2025. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of December 31, 2025 and September 30, 2025, the Company had $170.5 million and $153.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2025. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents decreased by $1,590.5 million from $11,520.2 million as of September 30, 2025 to $9,929.7 million as of December 31, 2025. During the three months ended December 31, 2025, net cash of $1,261.7 million was used in operating activities, $28.1 million was used in investing activities and net cash of $299.8 million was used in financing activities.
Net cash used in financing activities during the three months ended December 31, 2025 included significant outflows from payables to lenders under 90 days of $286.9 million, deferred acquisition payments of $1.3 million, repayment of notes payable of $6.3 million and outflows for tax related withholdings for equity awards of $6.2 million.
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
We invest in our offerings and opportunistically expand our business. Investing activities included $15.2 million in capital expenditures for property and equipment during the three months ended December 31, 2025 compared to $13.6 million during the prior year. Additionally, we paid net cash of $7.9 million for acquisitions of assets and businesses in the current year and $5.0 million for a cost method investment.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.9 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of December 31, 2025 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of December 31, 2025 and September 30, 2025, at fair value of the related financial instruments, totaling $4,164.8 million and $2,919.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2025, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2025. The totals of $4,164.8 million and $2,919.8 million include a net liability of $266.1 million and $298.3 million for derivative contracts, including those designated as hedges, based on their fair value as of December 31, 2025 and September 30, 2025, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025.
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
Accounting Development Updates
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company’s annual reporting in the fiscal year ending September 30, 2026. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvement to the Accounting for Internal-Use Software (Subtopic 350-40) related to capitalization of internal-use software costs. This amendment eliminates references to sequential software development stages and requires capitalization of internal-use software costs once management has authorized and committed to funding the software project and when the probability that the project will be completed and the software will be used to perform the function intended is evident. This new guidance is effective for annual and interim periods beginning in our fiscal year ending September 30, 2029 with early adoption permitted. This guidance will be applied using a prospective transition approach, with a modified retrospective or full retrospective transition approach permitted. Since the capitalization of internal-use software costs generally will not change significantly for most types of software under the amendments in this guidance, we do not expect adoption of this ASU to have a material impact on our financial condition or results of operations. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In November 2025, the FASB issued No. ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends certain hedge accounting guidance. Among other changes, this ASU permits groups of forecasted transactions in a designated cash flow hedging relationship using a single derivative to share similar risk characteristics versus the same risk characteristics as required under existing guidance. This new guidance is effective for annual and interim periods beginning in our fiscal year ending September 30, 2028 with early adoption permitted. This standard is to be applied on a prospective basis for all hedging relationships and early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our financial condition or results of operations. We are currently evaluating the impact that adopting this guidance will have on our disclosures.

Non-GAAP Financial Information
The following table reconciles net income to EBITDA and Adjusted EBITDA.

	Three Months Ended December 31,
	2025	% Change	2024
(in millions)
Net income	$139.0	63%	$85.1
Interest expense	488.0	52%	321.4
Depreciation and amortization	25.0	59%	15.7
Income tax expense	45.9	44%	31.8
EBITDA	697.9	54%	454.0
Amortization of share-based compensation	14.3	27%	11.3
Interest expense attributable to trading activities	(461.7)	51%	(306.2)
Other losses (gains), net	0.4	n/m	(5.7)
Adjusted EBITDA	$250.9	64%	$153.4
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2025.

Marked-to-Market Revenues
Number of Days
18
16
14
12
10
8
6
4
2
0
1
2
5
10
17
13
11
3
1
1
$0 to $2,000
$4,000 to $6,000
$6,000 to $8,000
$8,000 to $10,000
$10,000 to $12,000
$12,000 to $14,000
$14,000 to $16,000
$18,000 to $20,000
$24,000 to $26,000
$26,000 to $28,000
Daily Revenues ($000's)

The graph above includes unrealized price movements in our precious metals inventories and related futures hedge positions during the period in which we experienced temporary dislocations in published London spot market cash prices and Comex-listed gold and silver futures contracts, related to potential tariffs to be imposed by the U.S. government on imported metals.
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

In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of December 31, 2025, an immediate 25 basis point decrease in short-term interest rates would result in approximately $10.8 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of December 31, 2025, $488.8 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2025, $1,175.0 million of outstanding principal debt was fixed-rate long-term debt.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Principally, all sales are denominated in the currency of the subsidiary, while related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We have executed hedging transactions in relation to certain currencies to mitigate our exposure to volatility in certain foreign currency exchange rates. From time to time, we may consider entering into larger hedges in certain contracts or hedging transactions in additional currencies to mitigate our exposure to more foreign currency exchange rates. These hedging transactions may not be successful.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of December 31, 2025.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, except as discussed below, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended December 31, 2025, Management integrated the internal control structure of RJO, which was acquired on July 31, 2025, into its internal control environment. As a result, RJO has been included in management’s assessment of internal control over financial reporting for the first time in this quarterly period. Key integrations assessed during the quarter include controls around accounting policies, general ledger reconciliations, and financial statement disclosure.
During the quarter ended December 31, 2025, Management redesigned the process to automate the calculation of offsetting amounts of collateralized transactions with the same counterparty, to ensure proper presentation of “securities purchased under agreements to resell” and “securities sold under agreements to repurchase” within the Company’s condensed consolidated balance sheet.
PART II
Item 1. Legal Proceedings
For information regarding certain legal proceedings to which we are currently a party, see Note 11, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results.
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
Our common stock repurchase activity for the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2025 to October 31, 2025	31,540	$93.43	—	2,250,000
November 1, 2025 to November 30, 2025	—	—	—	2,250,000
December 1, 2025 to December 31, 2025	32,480	97.43	—	2,250,000
Total	64,020	$95.46	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Philip Smith - Chief Executive Officer	Rule 10b5-1 trading arrangement	12/9/2025	04/10/2026 to 12/4/2026	150,050	Sales of shares and exercise of stock options and sale of underlying shares
Annabelle G. Bexiga - Director	Rule 10b5-1 trading arrangement	12/15/2025	3/13/2026 to 07/15/2026	5,000	Sales of shares

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* #

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* #

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	February 4, 2026	/s/ Philip Smith
Philip Smith
Chief Executive Officer

Date:	February 4, 2026	/s/ William Dunaway
William Dunaway
Chief Financial Officer