Form 10-Q
period 2026-03-31
StoneX Group Inc.
filed 2026-05-06
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 4, 2026, there were 79,251,496 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	March 31, 2026	September 30, 2025
ASSETS
Cash and cash equivalents	$2,122.6	$1,605.8
Cash, securities and other assets segregated under federal and other regulations (including $1,117.4 million and $950.0 million at fair value at March 31, 2026 and September 30, 2025, respectively)	6,494.0	5,271.0
Collateralized transactions:
Securities purchased under agreements to resell	15,201.1	10,325.4
Securities borrowed	2,289.9	2,743.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $5,307.6 million and $6,442.9 million at fair value at March 31, 2026 and September 30, 2025, respectively)	12,095.0	12,890.7
Receivable from clients, net (including $52.4 million and $58.1 million at fair value at March 31, 2026 and September 30, 2025, respectively)	1,401.1	1,333.9
Income taxes receivable	55.6	45.7
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,193.9 million and $1,165.8 million at March 31, 2026 and September 30, 2025, respectively)	11,261.9	8,604.4
Physical commodities inventory, net (including $437.2 million and $471.1 million at fair value at March 31, 2026 and September 30, 2025, respectively)	1,038.8	917.5
Deferred tax asset, net	30.3	32.0
Property and equipment, net	167.8	166.6
Operating right of use assets	169.3	161.9
Goodwill and intangible assets, net	743.8	736.2
Other assets	555.7	433.8
Total assets	$53,626.9	$45,268.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $59.8 million and $32.3 million at fair value at March 31, 2026 and September 30, 2025, respectively)	$867.4	$769.1
Operating lease liabilities	219.3	211.7
Payables to:
Clients (including $(41.5) million and $530.7 million at fair value at March 31, 2026 and September 30, 2025, respectively)	22,751.7	19,864.1
Broker-dealers, clearing organizations and counterparties (including $5.8 million and $38.4 million at fair value at March 31, 2026 and September 30, 2025, respectively)	1,779.7	963.4
Lenders under loans	564.8	782.0
Senior secured borrowings, net	1,160.3	1,159.0
Income taxes payable	40.4	22.8
Deferred tax liability	106.8	96.9
Collateralized transactions:
Securities sold under agreements to repurchase	17,374.5	13,551.0
Securities loaned	2,273.5	2,550.8
Financial instruments sold, not yet purchased, at fair value	3,789.2	2,919.8
Total liabilities	50,927.6	42,890.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 83,200,883 issued and 79,029,499 outstanding at March 31, 2026 and 82,451,337 issued and 78,279,953 outstanding at September 30, 2025	0.8	0.8
Common stock in treasury, at cost. 4,171,384 shares at March 31, 2026 and September 30, 2025	(32.8)	(32.8)
Additional paid-in-capital	757.3	730.6
Retained earnings	2,008.1	1,694.8
Accumulated other comprehensive loss, net	(34.1)	(16.0)
Total equity	2,699.3	2,377.4
Total liabilities and stockholders' equity	$53,626.9	$45,268.0
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Sales of physical commodities	$44,296.9	$35,992.6	$81,986.0	$63,043.7
Principal gains, net	469.7	300.5	848.2	609.4
Commission and clearing fees	347.5	164.3	652.5	313.6
Consulting, management, and account fees	69.0	44.3	145.1	92.1
Interest income	577.8	389.0	1,159.0	767.2
Total revenues	45,760.9	36,890.7	84,790.8	64,826.0
Cost of sales of physical commodities	44,194.1	35,934.7	81,785.8	62,925.7
Operating revenues	1,566.8	956.0	3,005.0	1,900.3
Transaction-based clearing expenses	152.7	91.8	285.3	178.3
Introducing broker commissions	97.4	45.5	190.6	89.8
Interest expense	461.1	316.6	922.8	622.8
Interest expense on corporate funding	26.5	14.8	52.8	30.0
Net operating revenues	829.1	487.3	1,553.5	979.4
Compensation and other expenses:
Compensation and benefits	407.2	267.1	763.1	519.6
Trading systems and market information	25.8	19.5	50.8	39.5
Professional fees	18.4	16.5	51.2	35.5
Non-trading technology and support	28.4	20.9	55.0	40.6
Occupancy and equipment rental	17.9	13.1	34.0	26.1
Selling and marketing	14.0	13.4	28.1	25.4
Travel and business development	16.8	7.1	28.6	15.5
Communications	3.7	2.1	7.4	4.2
Depreciation and amortization	26.9	15.6	51.9	31.3
Bad debts, net of recoveries	12.4	0.1	13.6	1.9
Other	27.8	14.8	54.7	31.5
Total compensation and other expenses	599.3	390.2	1,138.4	771.1
Other (losses)/gains, net	(2.7)	—	(3.1)	5.7
Income before tax	227.1	97.1	412.0	214.0
Income tax expense	52.8	25.4	98.7	57.2
Net income	$174.3	$71.7	$313.3	$156.8
Earnings per share:
Basic	$2.21	$0.99	$3.98	$2.17
Diluted	$2.07	$0.94	$3.74	$2.07
Weighted-average number of common shares outstanding:
Basic	76,498,598	70,184,147	76,174,376	69,903,861
Diluted	81,456,531	74,064,635	80,956,862	73,472,168
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net income	$174.3	$71.7	$313.3	$156.8
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	0.6	12.0	0.1	(6.3)
Cash flow hedges	(15.5)	6.6	(18.2)	(0.3)
Total other comprehensive (loss)/gain, net of tax	(14.9)	18.6	(18.1)	(6.6)
Comprehensive income	$159.4	$90.3	$295.2	$150.2
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$313.3	$156.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	51.9	31.3
Amortization of right of use assets	10.2	14.6
Bad debts, net of recoveries	13.6	1.9
Deferred income taxes	14.9	15.8
Amortization and extinguishment of debt issuance costs	3.1	2.0
Amortization of share-based compensation expense	28.0	22.0
Loss on disposal of property and equipment	2.5	—
Accretion of deferred consideration	4.4	—
Adjustment to fair value of deferred consideration	1.1	—
Loss on equity method investment	0.6	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	(350.9)	41.6
Securities purchased under agreements to resell	(4,875.7)	(1,716.1)
Securities borrowed	453.2	(141.6)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	677.4	(767.0)
Receivables from clients, net	(79.6)	(343.7)
Income taxes receivable	(23.0)	(28.2)
Financial instruments owned, at fair value	(2,664.8)	(1,429.3)
Physical commodities inventory, net	(121.3)	(113.4)
Other assets	(119.0)	(15.7)
Accounts payable and other accrued liabilities	71.6	24.1
Operating lease liabilities	(10.6)	(11.4)
Payables to clients	2,887.6	366.7
Payables to broker-dealers, clearing organizations, and counterparties	816.2	(155.5)
Income taxes payable	27.5	10.0
Securities sold under agreements to repurchase	3,823.5	2,556.0
Securities loaned	(277.3)	(106.0)
Financial instruments sold, not yet purchased, at fair value	858.5	952.8
Net cash provided by/(used in) operating activities	1,536.9	(632.3)
Cash flows from investing activities:
Cash paid for acquisitions of businesses and assets, net of cash acquired	(5.7)	(13.8)
Purchase of exchange memberships and common stock	(0.1)	—
Cost method investment	(5.0)	—
Purchases of property and equipment	(36.5)	(28.9)
Net cash used in investing activities	(47.3)	(42.7)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(210.9)	2.1
Repayments of note payable	(6.3)	—
Deferred payments on acquisitions	(1.5)	(21.1)
Shares withheld to cover taxes on vesting of equity awards	(9.9)	(4.1)
Exercise of stock options	8.6	4.8
Net cash used in financing activities	(220.0)	(18.3)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(0.4)	(6.7)
Net increase/(decrease) in cash, segregated cash, cash equivalents, and segregated cash equivalents	1,269.2	(700.0)
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	11,520.2	6,672.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$12,789.4	$5,972.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$935.4	$635.1
Income taxes paid, net of cash refunds	$77.8	$57.6
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$33.0	$11.3
Additional consideration payable related to acquisitions, net	$22.7	$3.2
Acquisition consideration paid in silver bullion	$—	$12.6
Acquisition of business:
Assets acquired	$19.5	$29.0
Liabilities assumed	11.6	8.1
Total net assets acquired	$7.9	$20.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	March 31,
(in millions)	2026	2025
Cash and cash equivalents	$2,122.6	$1,307.3
Cash segregated under federal and other regulations(1)	5,376.7	2,840.1
Securities segregated under federal and other regulations(2)	295.4	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(3)	4,848.0	1,797.5
Securities segregated and pledged to exchange-clearing organizations(4)	146.7	27.7
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$12,789.4	$5,972.6

(1) Represents segregated client cash held at third-party banks included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client United States (“U.S.”) Treasury obligations and U.S. government agency obligations. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with acquired maturities of greater than 90 days, and other assets, combined totaling $821.9 million and $10.2 million as of March 31, 2026 and 2025, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(3) Represents segregated client cash on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash and other assets, combined totaling $2,699.7 million and $2,336.9 million as of March 31, 2026 and 2025, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

(4) Represents segregated client U.S. Treasury obligations and U.S. government agency obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes segregated securities pledged to exchange-clearing organizations with acquired maturities greater than 90 days and other assets, combined totaling $4,400.6 million and $3,099.1 million as of March 31, 2026 and 2025, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2024	$0.8	$(69.3)	$422.3	$1,474.0	$(50.4)	$1,777.4
Net income	—	—	—	71.7	—	71.7
Other comprehensive gain, net of tax	—	—	—	—	18.6	18.6
Exercise of stock options	—	—	4.0	—	—	4.0
Shares withheld to cover taxes on vesting of equity awards	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	10.7	—	—	10.7
Balances as of March 31, 2025	$0.8	$(69.3)	$436.6	$1,545.7	$(31.8)	$1,882.0

	Three Months Ended March 31, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of December 31, 2025	$0.8	$(32.8)	$739.6	$1,833.8	$(19.2)	$2,522.2
Net income	—	—	—	174.3	—	174.3
Other comprehensive loss, net of tax	—	—	—	—	(14.9)	(14.9)
Exercise of stock options	—	—	7.7	—	—	7.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(3.7)	—	—	(3.7)
Share-based compensation	—	—	13.7	—	—	13.7
Balances as of March 31, 2026	$0.8	$(32.8)	$757.3	$2,008.1	$(34.1)	$2,699.3

	Six Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$0.8	$(69.3)	$413.9	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	156.8	—	156.8
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Exercise of stock options	—	—	4.8	—	—	4.8
Shares withheld to cover taxes on vesting of equity awards	—	—	(4.1)	—	—	(4.1)
Share-based compensation	—	—	22.0	—	—	22.0
Balances as of March 31, 2025	$0.8	$(69.3)	$436.6	$1,545.7	$(31.8)	$1,882.0

	Six Months Ended March 31, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2025	$0.8	$(32.8)	$730.6	$1,694.8	$(16.0)	$2,377.4
Net income	—	—	—	313.3	—	313.3
Other comprehensive loss, net of tax	—	—	—	—	(18.1)	(18.1)
Exercise of stock options	—	—	8.6	—	—	8.6
Shares withheld to cover taxes on vesting of equity awards	—	—	(9.9)	—	—	(9.9)
Share-based compensation	—	—	28.0	—	—	28.0
Balances as of March 31, 2026	$0.8	$(32.8)	$757.3	$2,008.1	$(34.1)	$2,699.3

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
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “SNEX”.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2025, which has been derived from the audited consolidated balance sheet as of September 30, 2025, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the included disclosures clearly and fairly present the information within. In management’s opinion, all adjustments, generally consisting of normal accruals, considered necessary to fairly present the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments to the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of March 31, 2026 and through the date of this Form 10-Q.
Common Stock Split
On February 3, 2026, the Company’s Board of Directors approved a 3-for-2 split of its common stock, effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on March 20, 2026, to stockholders of record at the close of business on March 10, 2026. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on March 11, 2026. All share and per share amounts contained herein have been retroactively adjusted for this stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional paid-in-capital to Common stock.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2026	2025	2026	2025
Numerator:
Net income	$174.3	$71.7	$313.3	$156.8
Less: Allocation to participating securities	(5.4)	(2.1)	(10.0)	(4.8)
Net income allocated to common stockholders	$168.9	$69.6	$303.3	$152.0
Denominator:
Weighted average number of:
Common shares outstanding	76,498,598	70,184,147	76,174,376	69,903,861
Dilutive potential common shares outstanding:
Share-based awards	4,957,933	3,880,488	4,782,486	3,568,307
Diluted weighted-average common shares	81,456,531	74,064,635	80,956,862	73,472,168
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 394,013 and 389,271 shares of common stock for the three months ended March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 969,150 and 504,456 shares of common stock for the six months ended March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2026 and September 30, 2025 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2026 and September 30, 2025 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of March 31, 2026 and September 30, 2025.

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$26.7	$—	$—	$—	$26.7
Money market mutual funds and other	153.1	—	—	—	153.1
Cash and cash equivalents	179.8	—	—	—	179.8
Commodities warehouse receipts	21.5	—	—	—	21.5
U.S. government agency obligations	—	110.8	—	—	110.8
U.S. Treasury obligations	985.1	—	—	—	985.1
Securities and other assets segregated under federal and other regulations	1,006.6	110.8	—	—	1,117.4
U.S. Treasury obligations	2,947.6	—	—	—	2,947.6
U.S. government agency obligations	—	1,606.9	—	—	1,606.9
To be announced and forward settling securities	—	167.6	—	(91.1)	76.5
Foreign government obligations	23.4	—	—	—	23.4
Derivatives	6,714.6	1,938.6	—	(8,000.0)	653.2
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	9,685.6	3,713.1	—	(8,091.1)	5,307.6
Receivables from clients, net - Derivatives	606.9	871.2	—	(1,425.7)	52.4
Equity securities	703.1	12.1	—	—	715.2
Corporate and municipal bonds	—	683.6	—	—	683.6
U.S. Treasury obligations	1,614.6	—	—	—	1,614.6
U.S. government agency obligations	—	912.9	—	—	912.9
Foreign government obligations	—	2.5	—	—	2.5
Agency mortgage-backed obligations	—	6,412.3	—	—	6,412.3
Asset-backed obligations	—	185.4	—	—	185.4
Derivatives	—	889.6	—	(594.7)	294.9
Commodities warehouse receipts	346.9	—	—	—	346.9
Exchange firm common stock	50.8	—	—	—	50.8
Cash flow hedges	—	2.2	—	—	2.2
Mutual funds and other	38.3	—	2.3	—	40.6
Financial instruments owned	2,753.7	9,100.6	2.3	(594.7)	11,261.9
Physical commodities inventory	133.4	303.8	—	—	437.2
Total assets at fair value	$14,366.0	$14,099.5	$2.3	$(10,111.5)	$18,356.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$59.8	$—	$59.8
Payables to clients - Derivatives	6,264.6	688.1	—	(6,994.2)	(41.5)
To be announced and forward settling securities	—	99.0	—	(92.0)	7.0
Derivatives	1,001.0	1,431.1	—	(2,433.3)	(1.2)
Payable to broker-dealers, clearing organizations and counterparties	1,001.0	1,530.1	—	(2,525.3)	5.8
Equity securities	473.4	6.2	—	—	479.6
Corporate and municipal bonds	—	240.4	—	—	240.4
U.S. Treasury obligations	2,626.8	—	—	—	2,626.8
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	2.2	956.7	—	(529.8)	429.1
Cash flow hedges	—	11.9	—	—	11.9
Other	—	1.2	0.1	—	1.3
Financial instruments sold, not yet purchased	3,102.4	1,216.5	0.1	(529.8)	3,789.2
Total liabilities at fair value	$10,368.0	$3,434.7	$59.9	$(10,049.3)	$3,813.3
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.3	$—	$—	$—	$10.3
Money market mutual funds	94.8	—	—	—	94.8
Cash and cash equivalents	105.1	—	—	—	105.1
Commodities warehouse receipts	145.4	—	—	—	145.4
U.S. government agency obligations	—	110.7	—	—	110.7
U.S. Treasury obligations	693.9	—	—	—	693.9
Securities and other assets segregated under federal and other regulations	839.3	110.7	—	—	950.0
U.S. Treasury obligations	5,210.9	—	—	—	5,210.9
U.S. government agency obligations	—	1,103.1	—	—	1,103.1
To be announced and forward settling securities	—	34.9	—	(30.1)	4.8
Foreign government obligations	21.2	—	—	—	21.2
Derivatives	3,208.2	3,508.7	—	(6,614.0)	102.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,440.3	4,646.7	—	(6,644.1)	6,442.9
Receivables from clients, net - Derivatives	61.2	506.5		(509.6)	58.1
Equity securities	556.0	6.7	—	—	562.7
Corporate and municipal bonds	—	485.7	—	—	485.7
U.S. Treasury obligations	678.8	—	—	—	678.8
U.S. government agency obligations	—	701.9	—	—	701.9
Foreign government obligations	—	4.1	—	—	4.1
Agency mortgage-backed obligations	—	5,378.9	—	—	5,378.9
Asset-backed obligations	—	373.4	—	—	373.4
Derivatives	—	658.4	—	(468.0)	190.4
Commodities warehouse receipts	144.6	—	—	—	144.6
Exchange firm common stock	47.0	—	—	—	47.0
Cash flow hedges	—	9.5	—	—	9.5
Mutual funds and other	25.1	—	2.3	—	27.4
Financial instruments owned	1,451.5	7,618.6	2.3	(468.0)	8,604.4
Physical commodities inventory	221.8	249.3	—	—	471.1
Total assets at fair value	$11,119.2	$13,131.8	$2.3	$(7,621.7)	$16,631.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3
Payables to clients - Derivatives	3,113.1	904.1	—	(3,486.5)	530.7
To be announced and forward settling securities	—	76.0	—	(26.1)	49.9
Derivatives	197.5	3,481.1	—	(3,690.1)	(11.5)
Payable to broker-dealers, clearing organizations and counterparties	197.5	3,557.1	—	(3,716.2)	38.4
Equity securities	367.3	4.4	—	—	371.7
Corporate and municipal bonds	—	264.1	—	—	264.1
U.S. Treasury obligations	1,983.2	—	—	—	1,983.2
U.S. government agency obligations	—	1.3	—	—	1.3
Agency mortgage-backed obligations	—	1.1	—	—	1.1
Derivatives	6.3	682.6	—	(391.6)	297.3
Cash flow hedges	—	1.0	—	—	1.0
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	2,356.8	954.5	0.1	(391.6)	2,919.8
Total liabilities at fair value	$5,667.4	$5,415.7	$32.4	$(7,594.3)	$3,521.2
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at March 31, 2026 and September 30, 2025 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company’s 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”) and the Company’s 6.875% Senior Secured Notes due 2032 (the “Notes due 2032”), as further described in Note 9, with carrying values of $544.7 million and $615.6 million, respectively, as of March 31, 2026. The carrying value of the Notes due 2031 and Notes due 2032 represent their principal amount net of unamortized deferred financing costs. As of March 31, 2026, the Notes due 2031 and Notes due 2032 had fair values of $570.9 million and $630.7 million, respectively. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2026 and September 30, 2025 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2026. The total Financial instruments sold, not yet purchased of $3,789.2 million and $2,919.8 million as of March 31, 2026 and September 30, 2025, respectively, includes $429.1 million and $297.3 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of March 31, 2026 and September 30, 2025.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2026 and September 30, 2025. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2026		September 30, 2025
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$5,944.9	$5,889.0	$2,487.3	$2,528.6
OTC commodity derivatives	2,851.2	2,427.4	3,580.7	3,517.4
Exchange-traded foreign exchange derivatives	7.7	7.7	7.5	7.5
OTC foreign exchange derivatives	557.5	418.6	749.5	1,264.0
Exchange-traded interest rate derivatives	917.1	919.3	361.2	367.4
OTC interest rate derivatives	79.2	85.5	148.3	148.3
Exchange-traded equity index derivatives	451.8	451.8	413.4	413.4
OTC equity and indices derivatives	211.5	144.4	195.1	138.1
To be announced (“TBA”) and forward settling securities	167.6	99.0	34.9	76.0
Subtotal	11,188.5	10,442.7	7,977.9	8,460.7
Derivative contracts designated as hedging instruments:
Interest rate contracts	0.2	8.1	—	—
Foreign currency forward contracts	2.0	3.8	9.5	1.0
Subtotal	2.2	11.9	9.5	1.0
Gross fair value of derivative contracts	$11,190.7	$10,454.6	$7,987.4	$8,461.7
Impact of netting and collateral	(10,111.5)	(10,049.3)	(7,621.7)	(7,594.3)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$729.7		$107.7
Total fair value included in Receivable from clients, net	$52.4		$58.1
Total fair value included in Financial instruments owned, at fair value	$297.1		$199.9
Total fair value included in Payables to clients		$(41.5)		$530.7
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$5.8		$38.4
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$441.0		$298.3
(1)As of March 31, 2026 and September 30, 2025, the Company’s derivative contract volume for open positions was approximately 17.5 million and 19.2 million contracts, respectively.
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

The Company also uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is limited market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. These hedges will all mature within 2 years from the end of the current period.
The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three and six months ended March 31, 2026 and 2025, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.
The fair values of derivative instruments designated for hedging held as of March 31, 2026 and September 30, 2025 are as follows:

		March 31, 2026	September 30, 2025
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$0.2	$—
Foreign currency forward contracts	Financial instruments owned, net	2.0	9.5
Total derivatives designated as hedging instruments		$2.2	$9.5

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$1.8	$8.0
Total expected to be released from Other comprehensive income into earnings		$1.8	$8.0

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$8.1	$—
Foreign currency forward contracts	Financial instruments sold, not yet purchased	3.8	1.0
Total derivatives designated as hedging instruments		$11.9	$1.0

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$4.1	$—
Foreign currency forward contracts		3.3	—
Total expected to be released from Other comprehensive income into earnings		$7.4	$—

The notional values of derivative instruments designated for hedging held as of March 31, 2026 and September 30, 2025 are as follows:

	March 31, 2026		September 30, 2025
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$1,800.0		$—
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	210.0	zł	180.0
USD		$54.8		$45.0
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£124.0		£93.0
USD		$167.0		$120.4

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2026 and 2025 are as follows:

(in millions)	Income Statement Location	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(1.2)	$—
Foreign currency forward contracts	Compensation and benefits	1.7	2.2
Total derivatives designated as hedging instruments		$0.5	$2.2

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest Income	$(2.2)	$—
Foreign currency forward contracts	Compensation and benefits	6.8	3.0
Total derivatives designated as hedging instruments		$4.6	$3.0

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and six months ended March 31, 2026 and 2025 are as follows:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(10.2)	$—
Foreign currency forward contracts	(5.3)	6.6
Total	$(15.5)	$6.6

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(10.3)	$0.1
Foreign currency forward contracts	(7.9)	(0.4)
Total	$(18.2)	$(0.3)
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and six months ended March 31, 2026 and 2025 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Commodities	$103.5	$131.2	$211.8	$186.0
Foreign exchange	22.0	21.7	36.7	67.1
Interest rate, equities, and indices	31.1	7.6	51.4	49.9
To be announced and forward settling securities	32.0	(73.2)	4.2	18.8
Net gains from derivative contracts	$188.6	$87.3	$304.1	$321.8

During the three and six months ended March 31, 2026, Commodities is net of credit valuation allowances of $6.4 million and $9.3 million, respectively, related to the non-performance of a counterparty under derivative contracts in precious metals.
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2026 and September 30, 2025 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to receivables from clients was $63.8 million and $53.9 million as of March 31, 2026 and September 30, 2025, respectively. The allowance for doubtful accounts related to deposits with and receivables from broker-dealers, clearing organizations, and counterparties was $0.1 million and $0.0 million as of March 31, 2026 and September 30, 2025, respectively.
Activity in the allowance for doubtful accounts for the six months ended March 31, 2026 was as follows:

(in millions)
Balance as of September 30, 2025	$53.9
Provision for bad debts(1)	13.7
Allowance charge-offs	(3.5)
Other	(0.2)
Balance as of March 31, 2026	$63.9
(1) $(0.1) million is included in bad debt expense for the six months ended March 31, 2026 on the Condensed Consolidated Income Statements, which is not included in the allowance.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of physical commodities as shown below:

(in millions)	March 31, 2026	September 30, 2025
Physical Agriculture and Energy	$303.8	$249.3
Precious metals - held by broker-dealer subsidiary	133.4	221.8
Precious metals - held by non-broker-dealer subsidiaries(1)	601.6	446.4
Physical commodities inventory, net	$1,038.8	$917.5
(1)Includes raw materials of $2.4 million and work in process of $148.4 million as of March 31, 2026
Physical Agriculture and Energy consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	March 31, 2026	September 30, 2025
Commercial	$115.0	$115.6
Institutional	162.6	167.0
Self-Directed/Retail	6.1	5.7
Payments	18.1	10.0
Total Goodwill	$301.8	$298.3
The Company recorded additional goodwill and adjustments to goodwill during the six months ended March 31, 2026 related to the purchase price allocation for the following acquisitions, as further discussed in Note 17 (in millions):

Acquisition	Reportable Segment	Goodwill
Intercam Advisors, Inc. and Intercam Securities, Inc.	Self-Directed/Retail	$0.4
Plantureux et Associés	Commercial	2.9
WCS International Limited	Payments	8.0
R.J. O’Brien & Associates, LLC (1)	Commercial	(3.4)
R.J. O’Brien & Associates, LLC(1)	Institutional	(4.4)
	Total Goodwill Recorded	$3.5
(1) These amounts represent current period adjustments related to this acquisition, which was completed during the year ended September 30, 2025.

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	March 31, 2026			September 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$7.1	$(3.4)	$3.7	$10.6	$(4.9)	$5.7
Software programs/platforms	2.4	(2.2)	0.2	2.4	(2.0)	0.4
Client and supplier base	465.9	(33.7)	432.2	445.0	(19.2)	425.8
Total intangible assets subject to amortization	475.4	(39.3)	436.1	458.0	(26.1)	431.9

Intangible assets not subject to amortization
Website domains	2.2	—	2.2	2.3	—	2.3
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.9	—	5.9	6.0	—	6.0
Total intangible assets	$481.3	$(39.3)	$442.0	$464.0	$(26.1)	$437.9
Amortization expense related to intangible assets was $9.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to intangible assets was $17.9 million and $2.3 million for the six months ended March 31, 2026 and 2025, respectively.
The Company wrote off $4.6 million of fully amortized intangible assets during the six months ended March 31, 2026.
As of March 31, 2026, estimated future amortization expense was as follows:

(in millions)
Fiscal 2026 (remaining months)	$16.7
Fiscal 2027	31.1
Fiscal 2028	30.0
Fiscal 2029	29.2
Fiscal 2030 and thereafter	329.1
Total intangible assets subject to amortization	$436.1
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,685.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of March 31, 2026.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions.
Subordinated Credit Facility
The Company’s subsidiary, R.J. O’Brien & Associates, LLC, has a subordinated credit facility which allows it to borrow up to $180.0 million. As of March 31, 2026, the outstanding tranches of borrowings mature at various dates through March 17, 2027. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and outstanding (in millions, except for percentages):

(in millions)					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		March 31, 2026		September 30, 2025
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	June 3, 2028	$650.0		$95.0	(5)	$317.0
R.J. O'Brien & Associates, LLC Subordinated Credit Facility	None	April 30, 2027	180.0		128.3	(5)	110.8
StoneX Financial Inc.	None	October 27, 2026	325.0	(6)	—	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2026	325.0		180.0	(5)	104.0
Right Company LLC	Certain assets	October 1, 2026	15.0		9.0	(5)	—
StoneX Financial Ltd.	None	October 6, 2026	175.0		—	(5)	90.0
StoneX Financial Pte. Ltd.	None	September 4, 2026	15.0		—	(5)	—
			$1,685.0		$412.3		$621.8

Uncommitted Credit Facilities	Various	Various			152.5	(5)	153.9
Note Payable to Bank	Certain equipment	December 1, 2025			—	(5)	6.3
Senior Secured Notes due 2031	(2)	March 1, 2031		(3)	544.7	(3),(4)	544.1
Senior Secured Notes due 2032	(2)	July 15, 2032			615.6	(3),(4)	614.9
Total outstanding borrowings					$1,725.1		$1,941.0

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
(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $5.3 million and $5.9 million, in the respective periods presented. Amounts outstanding under the Notes due 2032 are reported net of unamortized deferred financing costs of $9.4 million and $10.1 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
(6) R.J. O’Brien & Associates, LLC may borrow up to $50.0 million as part of the total commitment.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2026. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

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
The following tables set forth the carrying value of repurchase agreements, and securities lending agreements by remaining contractual maturity (in millions):

	March 31, 2026
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$30,726.8	$3,296.9	$782.4	$143.4	$34,949.5
Securities loaned	2,273.5	—	—	—	2,273.5
Gross amount of secured financing	$33,000.3	$3,296.9	$782.4	$143.4	$37,223.0

	September 30, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$26,173.4	$3,128.5	$180.4	$41.4	$29,523.7
Securities loaned	2,550.8	—	—	—	2,550.8
Gross amount of secured financing	$28,724.2	$3,128.5	$180.4	$41.4	$32,074.5
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	March 31, 2026	September 30, 2025
U.S. Treasury obligations	$19,525.0	$19,311.9
U.S. government agency obligations and municipal bonds	1,680.9	804.3
Asset-backed obligations	423.7	55.0
Agency mortgage-backed obligations	10,208.6	7,521.4
Foreign government obligations	1,400.9	881.4
Corporate bonds	1,710.4	949.7
Total securities sold under agreement to repurchase	$34,949.5	$29,523.7

Securities loaned
Equity securities	$2,273.5	$2,550.8
Total securities loaned	2,273.5	2,550.8
Gross amount of secured financing	$37,223.0	$32,074.5

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	March 31, 2026
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$32,776.1	$(17,575.0)	$15,201.1
Securities borrowed	$2,289.9	$—	$2,289.9
Securities sold under agreements to repurchase	$34,949.5	$(17,575.0)	$17,374.5
Securities loaned	$2,273.5	$—	$2,273.5

	September 30, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$26,298.1	$(15,972.7)	$10,325.4
Securities borrowed	$2,743.1	$—	$2,743.1
Securities sold under agreements to repurchase	$29,523.7	$(15,972.7)	$13,551.0
Securities loaned	$2,550.8	$—	$2,550.8
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
The following table sets forth the fair values, which approximate carrying value because of the short-term nature of collateral pledged, received and repledged (in millions):

	March 31, 2026	September 30, 2025
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$11,975.1	$9,757.7
Securities pledged as collateral that are subject to segregation rules	$249.0	$—
Securities received as collateral that may be repledged	$35,948.4	$32,452.0
Securities received as collateral that are subject to segregation rules	$3,774.8	$1,739.3
Securities received as collateral that may be repledged covering securities sold short	$3,114.4	$1,965.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$2,322.8	$2,491.4

Note 11 – Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, and workers’ compensation claims. The Company carries insurance that provides protection against certain types of claims, up to the limits of the respective policy. Additionally, the Company is subject to extensive regulation and supervision by U.S. federal and international governmental agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such regulatory agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
In November 2023, BTIG filed a civil complaint (the “BTIG complaint”) against the Company and StoneX Financial Inc. (“StoneX”) in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed at StoneX. The proceedings moved to FINRA Arbitration and the court action was stayed. On August 7, 2024 and October 21, 2024, BTIG filed additional FINRA arbitration claims against certain employees of the Company.
On March 12, 2026, StoneX received a final arbitration award from the FINRA arbitration panel adjudicating the claims against StoneX. The panel awarded StoneX $1.0 million in compensatory damages and awarded BTIG $2.9 million in damages. The panel found that these sums should be offset, resulting in a net payment to BTIG of $1.9 million, which was paid by the Company in March 2026. Finally, the panel denied BTIG’s request for injunctive relief and granted StoneX’s petition for declaratory relief, finding that StoneX did not tortiously interfere with the non-compete and non-solicitation provisions of BTIG’s employee agreements. All claims for additional relief, including punitive damages, treble damages and attorneys’ fees were denied.
On May 4, 2026, StoneX and its employees fully and finally resolved all differences with BTIG and no additional claims remain. As part of this resolution, StoneX agreed to pay an immaterial amount to BTIG.
The Company received from the U.S. Department of Justice (the “DOJ”) and the SEC subpoenas that the Company believes are related to conduct alleged in the BTIG complaint. The SEC concluded its investigation into the Company, indicating that it did not intend to recommend an enforcement action by the Commission against the Company. The Company continues to cooperate with the DOJ. The ultimate outcome of the DOJ subpoena cannot presently be determined.
As of March 31, 2026 and September 30, 2025, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued to be material to the Company’s earnings, financial position or liquidity.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the six months ended March 31, 2026.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2025	$(21.4)	$(1.3)	$6.7	$(16.0)
Other comprehensive loss, net of tax	0.1	—	(18.2)	(18.1)
Balances as of March 31, 2026	$(21.3)	$(1.3)	$(11.5)	$(34.1)
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Revenues from contracts with clients as a percentage of total revenues	3.0%	2.2%	3.0%	2.3%
The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$188.9	$71.0	$361.1	$134.2
OTC derivative brokerage	1.6	2.5	4.8	5.3
Equities and fixed income	40.0	15.0	74.3	30.1
Mutual funds	1.0	0.8	1.8	1.6
Insurance and annuity products	4.1	3.3	7.5	6.5
Other	0.8	0.4	0.9	0.8
Total sales-based commission	236.4	93.0	450.4	178.5
Trailing:
Mutual funds	3.6	3.5	7.2	6.9
Insurance and annuity products	4.3	4.0	8.3	8.0
Total trailing commission	7.9	7.5	15.5	14.9

Clearing fees	97.8	48.0	176.8	92.1
Trade conversion fees	3.8	3.4	6.1	5.6
Other	1.6	12.4	3.7	22.5
Total commission and clearing fees	347.5	164.3	652.5	313.6
Consulting, management, and account fees:
Underwriting fees	8.6	0.2	20.5	0.5
Asset management fees	15.9	14.4	32.1	29.2
Advisory and consulting fees	10.0	9.2	22.9	17.8
Sweep program fees	9.6	11.4	20.2	23.0
Client account fees	18.2	6.5	39.7	12.7
Other	6.7	2.6	9.7	8.9
Total consulting, management, and account fees	69.0	44.3	145.1	92.1
Sales of physical commodities:
Precious metals sales under ASC Topic 606	966.2	611.8	1,785.6	1,077.8
Total revenues from contracts with clients	$1,382.7	$820.4	$2,583.2	$1,483.5

Method of revenue recognition:
Point-in-time	$1,339.3	$777.9	$2,492.5	$1,398.6
Time elapsed	43.4	42.5	90.7	84.9
Total revenues from contracts with clients	1,382.7	820.4	2,583.2	1,483.5
Other sources of revenues
Physical precious metals under ASC Topic 815	41,949.4	34,233.2	77,631.8	59,755.6
Physical agricultural and energy products	1,381.3	1,147.6	2,568.6	2,210.3
Principal gains, net	469.7	300.5	848.2	609.4
Interest income	577.8	389.0	1,159.0	767.2
Total revenues	$45,760.9	$36,890.7	$84,790.8	$64,826.0

Total revenues by primary geographic region:
United States	$2,749.0	$1,880.0	$4,992.6	$3,664.4
Europe	1,416.6	840.2	2,580.9	1,546.0
South America	183.4	141.7	379.1	305.0
Middle East and Asia	41,397.7	34,024.2	76,739.7	59,314.9
Other	14.2	4.6	98.5	(4.3)
Total revenues	$45,760.9	$36,890.7	$84,790.8	$64,826.0

Operating revenues by primary geographic region:
United States	$1,087.4	$728.6	$2,095.8	$1,364.0
Europe	297.6	102.7	537.7	308.9
South America	53.5	53.8	87.9	85.0
Middle East and Asia	114.2	59.6	222.9	120.9
Other	14.1	11.3	60.7	21.5
Total operating revenues	$1,566.8	$956.0	$3,005.0	$1,900.3
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
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Dividend income on long equity positions	$34.8	$37.3	$70.9	$72.9
Dividend expense on short equity positions	35.5	35.2	71.7	71.6
Dividend (expense)/income, net reported within Principal gains, net	$(0.7)	$2.1	$(0.8)	$1.3
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Non-income taxes	$4.2	$2.5	$5.1	$5.3
Insurance	4.2	2.6	9.0	6.2
Employee related expenses	1.6	1.7	3.7	3.6
Other direct business expenses	8.9	3.9	15.5	7.9
Membership fees	1.4	1.0	2.5	1.9
Director and public company expenses	0.7	0.7	1.2	1.2
Office expenses	1.1	0.6	2.0	1.3
Other expenses	5.7	1.8	15.7	4.1
Total other expenses	$27.8	$14.8	$54.7	$31.5
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
Current and Prior Period Tax Expense
Income tax expense of $52.8 million and $25.4 million for the three months ended March 31, 2026 and 2025, respectively, reflects estimated federal, foreign, state and local income taxes.
The Company’s effective tax rate was 23% and 26% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was higher than the U.S. federal statutory rate of 21% for the three months ended March 31, 2026 due to U.S. state and local taxes, Global Intangible Low-Taxed Income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2026. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of March 31, 2026
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$536.4	$359.2
StoneX Financial Ltd.	FCA	$603.6	$437.1
Gain Capital Group, LLC	CFTC and NFA	$80.9	$30.0
StoneX Financial Pte. Ltd.	MAS	$144.8	$40.1
StoneX Markets LLC	CFTC and NFA	$261.5	$166.4
R.J. O'Brien & Associates, LLC	CFTC and NFA	$450.9	$341.2
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of March 31, 2026, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
Note 17 - Acquisitions
The Company’s condensed consolidated financial statements include the operating results and cash flows of the acquired businesses from the dates of acquisition.
Current Year Acquisitions
WCS International Limited
On March 23, 2026, the Company’s wholly owned subsidiary, StoneX Financial Ltd., completed the acquisition of WCS International Limited (“WCSI”), a London based wholesale banknotes trading and distribution business. The acquisition enhances the Company’s relevance to financial institutions by adding a complementary product and capability alongside the existing cross-border payments business.
The purchase price consists of $8.6 million of cash consideration paid at closing and deferred consideration totaling $4.2 million. The business activities of WCSI have been assigned to the Company’s Payments reportable segment. The acquisition generated $8.0 million of Goodwill.
Intercam Advisors, Inc. and Intercam Securities, Inc.
On October 17, 2025, the Company completed the acquisition of Intercam Advisors, Inc. and Intercam Securities, Inc. (together “Intercam”), both U.S.-based firms providing brokerage and investment advisory services to Latin American clients. This acquisition bolsters the Company’s existing wealth management business and further strengthens its connection with Latin America. Through this transaction, the Company expands its ability to serve cross-border clients with a broader range of integrated advisory and brokerage solutions supported by the firm’s global reach and infrastructure.
The purchase price consists of $1.7 million of cash consideration paid at closing and deferred consideration totaling $0.8 million. The business activities of Intercam have been assigned to the Company’s Self-Directed/Retail reportable segment. The acquisition generated $0.4 million of Goodwill.
Plantureux et Associés
On October 31, 2025, the Company’s wholly owned subsidiary, StoneX Financial Europe GmbH, completed the acquisition of Plantureux et Associés (“Plantureux”), a Paris-based brokerage firm specializing in agricultural commodities across both the physical and derivatives markets. The acquisition provides a strategic foothold in the French agricultural commodities market – Europe’s leading grain producing region. With nearly 40 years of experience in agricultural commodities, Plantureux is a respected intermediary in the French cereal market, known for its deep knowledge of the industry and its strong relationships with both buyers and sellers.
The purchase price consists of $2.8 million of cash consideration paid at closing and deferred consideration totaling $1.2 million. The business activities of Plantureux have been assigned to the Company’s Commercial reportable segment. The acquisition generated $2.9 million of Goodwill.

The Assets of GEA Capital
On October 7, 2025, the Company acquired certain assets of GEA Capital (“GEA”) to add to the Company’s Independent Wealth businesses by delivering boutique-style services to both private and corporate clients. The purchase price consists of $5.2 million of cash consideration paid at closing and deferred consideration totaling $16.5 million. The acquired asset was a customer list asset valued at $21.7 million.
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
The aggregate merger consideration was (in millions):

Cash consideration	$651.9
Common stock	300.1
Amounts receivable from sellers	(10.0)
Total merger consideration	$942.0

Total fair value of intangible assets acquired	$410.6
Goodwill(1)	$166.6
(1) The current period contains a reduction of Goodwill of $7.8 million, related to changes to the estimated fair value of acquired assets and liabilities
Post-Acquisition Results and Unaudited Pro Forma Information
RJO’s results of operations and cash flows have been included in the Company’s condensed consolidated financial statements for the period subsequent to July 31, 2025. As of March 31, 2026 the Company’s fair value and purchase price accounting are preliminary.

For the three and six months ended March 31, 2026, the Company’s results include total operating revenues and net income from RJO, as follows (in millions):

	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026
Operating revenue	$213.5	$414.5
Net income	$20.9	$40.3
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the RJO merger as if it had been consummated on October 1, 2024. The pro forma adjustments include additional interest expense related to the Notes Due 2032, net of tax and intangible amortization, net of tax. RJO net income included an unrealized mark to market gain of $14.2 million and a loss of $4.0 million on RJO’s investment portfolio for the three and six months ended March 31, 2025, respectively.

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Total revenues	$37,114.2	$65,258.6
Operating revenues	$1,179.5	$2,332.9
Net income	$94.4	$173.9
Basic earnings per share	$1.23	$2.27
Diluted earnings per share	$1.17	$2.16

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
Operating revenues, which are shown on the face of the Condensed Consolidated Income Statements is calculated by deducting physical commodities cost of sales from total revenues.
Net Operating revenues, which are also shown on the face of the Condensed Consolidated Income Statements is calculated by deducting transaction-based clearing expenses, introducing broker commissions, and interest expense from operating revenues.
Net contribution is calculated as net operating revenues less direct variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, variable compensation, introducing broker commissions, and interest expense. Variable compensation paid to risk management consultants/traders generally represent a fixed percentage of revenues generated, and in some cases, revenues generated less transaction-based clearing expenses, base salaries and an overhead allocation.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31, 2026
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$44,646.1	$372.6	$98.7	$55.7	$10.9	$(0.9)	$45,183.1
Interest income	85.7	495.8	7.8	0.3	8.8	(20.6)	577.8
Total revenues	44,731.8	868.4	106.5	56.0	19.7	(21.5)	45,760.9
Cost of sales of physical commodities	44,194.2	—	—	—	(0.1)	—	44,194.1
Operating revenues	537.6	868.4	106.5	56.0	19.8	(21.5)	1,566.8
Transaction-based clearing expenses	41.9	102.3	4.5	2.2	2.7	(0.9)	152.7
Introducing broker commissions	51.7	17.0	27.4	1.3	—	—	97.4
Total interest expense	33.8	433.6	2.2	—	38.6	(20.6)	487.6
Net operating revenues	410.2	315.5	72.4	52.5	(21.5)	—	829.1
Variable compensation and benefits	95.1	114.2	4.3	8.8	26.1	—	248.5
Net contribution	315.1	201.3	68.1	43.7	(47.6)	—	580.6
Fixed compensation and benefits	24.5	36.7	8.6	5.3	83.6	—	158.7
Trading systems and market information	5.5	10.3	3.2	0.2	6.6	—	25.8
Professional fees	1.6	3.0	1.5	1.0	11.3	—	18.4
Non-trading technology and support	0.6	1.2	2.1	0.4	24.1	—	28.4
Selling and marketing	1.8	1.2	8.6	0.1	2.3	—	14.0
Travel and business development	2.7	2.8	0.5	0.2	10.6	—	16.8
Depreciation and amortization	6.1	5.5	3.8	1.3	10.2	—	26.9
Bad debts, net of recoveries	10.4	1.5	0.5	—	—	—	12.4
Shared services	11.8	7.0	3.7	2.5	(25.0)	—	—
Other fixed expenses	5.8	8.7	5.4	0.7	28.8	—	49.4
Non-variable expenses	70.8	77.9	37.9	11.7	152.5	—	350.8
Other losses	—	(2.5)	—	(0.2)	—	—	(2.7)
Segment income	$244.3	$120.9	$30.2	$31.8	$(200.1)	$—	$227.1

	Three Months Ended March 31, 2025
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$36,138.4	$223.8	$84.6	$49.8	$5.9	$(0.8)	$36,501.7
Interest income	46.1	337.4	7.6	0.5	10.8	(13.4)	389.0
Total revenues	36,184.5	561.2	92.2	50.3	16.7	(14.2)	36,890.7
Cost of sales of physical commodities	35,934.7	—	—	—	—	—	35,934.7
Operating revenues	249.8	561.2	92.2	50.3	16.7	(14.2)	956.0
Transaction-based clearing expenses	19.1	67.1	3.2	1.7	1.5	(0.8)	91.8
Introducing broker commissions	13.1	7.2	24.2	1.0	—	—	45.5
Total interest expense	23.3	295.9	1.8	—	23.8	(13.4)	331.4
Net operating revenues	194.3	191.0	63.0	47.6	(8.6)	—	487.3
Variable compensation and benefits	53.4	62.5	4.6	8.8	17.4	—	146.7
Net contribution	140.9	128.5	58.4	38.8	(26.0)	—	340.6
Fixed compensation and benefits	19.8	21.8	8.8	7.4	62.6	—	120.4
Trading systems and market information	4.7	7.7	3.3	0.3	3.5	—	19.5
Professional fees	1.9	1.9	2.8	1.2	8.7	—	16.5
Non-trading technology and support	0.4	1.0	2.6	0.5	16.4	—	20.9
Selling and marketing	1.2	0.8	8.9	0.2	2.3	—	13.4
Travel and business development	2.0	1.9	0.5	0.3	2.4	—	7.1
Depreciation and amortization	2.1	1.0	4.3	1.2	7.0	—	15.6
Bad debts, net of recoveries	(0.3)	(0.1)	0.6	(0.1)	—	—	0.1
Shared services	7.0	3.5	2.3	2.1	(14.9)	—	—
Other fixed expenses	4.9	2.5	2.8	1.2	18.6	—	30.0
Non-variable expenses	43.7	42.0	36.9	14.3	106.6	—	243.5
Segment income	$97.2	$86.5	$21.5	$24.5	$(132.6)	$—	$97.1

	Six Months Ended March 31, 2026
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$82,585.2	$737.3	$185.6	$112.4	$13.0	$(1.7)	$83,631.8
Interest income	165.6	997.1	15.3	0.6	18.9	(38.5)	1,159.0
Total revenues	82,750.8	1,734.4	200.9	113.0	31.9	(40.2)	84,790.8
Cost of sales of physical commodities	81,785.8	—	—	—	—	—	81,785.8
Operating revenues	965.0	1,734.4	200.9	113.0	31.9	(40.2)	3,005.0
Transaction-based clearing expenses	72.2	197.6	8.1	4.2	4.9	(1.7)	285.3
Introducing broker commissions	101.6	31.7	54.8	2.3	0.2	—	190.6
Total interest expense	64.7	865.4	4.3	—	79.7	(38.5)	975.6
Net operating revenues	726.5	639.7	133.7	106.5	(52.9)	—	1,553.5
Variable compensation and benefits	176.2	221.5	9.4	17.4	39.9	—	464.4
Net contribution	550.3	418.2	124.3	89.1	(92.8)	—	1,089.1
Fixed compensation and benefits	47.0	63.1	15.9	10.2	162.5	—	298.7
Trading systems and market information	10.2	21.8	6.1	0.4	12.3	—	50.8
Professional fees	4.0	18.2	3.4	1.4	24.2	—	51.2
Non-trading technology and support	1.1	2.7	3.7	0.7	46.8	—	55.0
Selling and marketing	2.6	2.5	16.9	0.2	5.9	—	28.1
Travel and business development	5.9	6.1	1.0	0.5	15.1	—	28.6
Depreciation and amortization	11.6	10.9	6.8	2.6	20.0	—	51.9
Bad debts, net of recoveries	11.4	1.6	0.6	—	—	—	13.6
Shared services	21.1	13.7	6.9	5.4	(47.1)	—	—
Other fixed expenses	12.0	14.9	14.5	1.4	53.3	—	96.1
Non-variable expenses	126.9	155.5	75.8	22.8	293.0	—	674.0
Other losses	—	(2.5)	—	(0.6)	—	—	(3.1)
Segment income	$423.4	$260.2	$48.5	$65.7	$(385.8)	$—	$412.0

	As of March 31, 2026
Total assets	$10,896.2	$38,787.2	$1,342.2	$606.1	$1,995.2	$—	$53,626.9

	Six Months Ended March 31, 2025
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$63,310.9	$438.4	$197.9	$107.3	$5.9	$(1.6)	$64,058.8
Interest income	99.4	662.4	15.9	1.1	21.9	(33.5)	767.2
Total revenues	63,410.3	1,100.8	213.8	108.4	27.8	(35.1)	64,826.0
Cost of sales of physical commodities	62,925.7	—	—	—	—	—	62,925.7
Operating revenues	484.6	1,100.8	213.8	108.4	27.8	(35.1)	1,900.3
Transaction-based clearing expenses	36.7	130.1	6.6	3.5	3.0	(1.6)	178.3
Introducing broker commissions	24.4	15.3	48.2	1.9	—	—	89.8
Total interest expense	37.7	590.4	3.7	—	54.5	(33.5)	652.8
Net operating revenues	385.8	365.0	155.3	103.0	(29.7)	—	979.4
Variable compensation and benefits	97.1	118.7	7.4	17.9	38.9	—	280.0
Net contribution	288.7	246.3	147.9	85.1	(68.6)	—	699.4
Fixed compensation and benefits	36.9	40.4	18.1	14.0	130.2	—	239.6
Trading systems and market information	8.7	15.6	6.8	0.7	7.7	—	39.5
Professional fees	4.0	6.6	5.4	1.9	17.6	—	35.5
Non-trading technology and support	0.8	1.9	4.7	1.0	32.2	—	40.6
Selling and marketing	2.5	1.8	17.6	0.3	3.2	—	25.4
Travel and business development	4.3	4.3	1.1	0.6	5.2	—	15.5
Depreciation and amortization	3.9	2.0	9.6	2.2	13.6	—	31.3
Bad debts, net of recoveries	0.9	(0.1)	1.1	—	—	—	1.9
Shared services	13.8	6.9	5.4	4.2	(30.3)	—	—
Other fixed expenses	11.6	3.6	6.0	1.6	39.0	—	61.8
Non-variable expenses	87.4	83.0	75.8	26.5	218.4	—	491.1
Other gains, net	—	1.3	4.4	—	—	—	5.7
Segment income	$201.3	$164.6	$76.5	$58.6	$(287.0)	$—	$214.0

	As of September 30, 2025
Total assets	$9,826.3	$32,465.5	$1,256.2	$722.5	$997.5	$—	$45,268.0

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 5,400 employees as of March 31, 2026. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Unless noted otherwise, comparisons in the following discussions relate to the three months ended March 31, 2026 as compared to the same three-month period in the prior fiscal year and the six months ended March 31, 2026 as compared to the same six-month period in the prior fiscal year.

Recent Events
Closing of the Acquisition of WCSI
On March 23, 2026, one of our subsidiaries, StoneX Financial Ltd, acquired all outstanding shares of WCS International Ltd, a London based wholesale banknotes trading and distribution business.
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
Common Stock Split
On February 3, 2026, our Board of Directors approved a three-for-two split of its common stock to make stock ownership more accessible to employees and investors. The stock split was effected as a stock dividend entitling each stockholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on March 20, 2026, to stockholders of record at the close of business on March 10, 2026. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on March 11, 2026. Trading began on a stock split-adjusted basis at market open on March 23, 2026. All share and per share amounts contained herein have been retroactively adjusted for this stock split.
Executive Summary
We built on the strong first quarter start to our fiscal year, with record net operating revenues and net income in our fiscal second quarter, up 70% and 143%, respectively as compared to the prior year and up 14% and 25%, respectively as compared to the immediately preceding first fiscal quarter. This result was driven by strong performances across all of our operating segments, which highlights the depth and breadth of our product offering and capabilities as well as the geographical reach of our ecosystem. We continued to benefit from increased client demand and activity associated with rising prices and volatility in global metals markets, while the onset and continuation of the U.S.-Iran conflict and the resulting effect of heightened volatility on commodity, securities and interest rate markets drove heightened client demand for our products and services, most notably in our global hedging business, and also across equities, fixed income and institutional listed derivatives. In addition, this quarter includes net operating revenue contributions from the RJO and Benchmark acquisitions, of $101.9 million and $13.6 million, respectively.
We experienced strong transactional volume growth in listed and over-the-counter (“OTC”) derivatives, securities and payments, while we saw more modest growth in FX/contracts for difference (“CFD”) contracts. We believe this volume growth not only reflects continued client demand but also validates and is reflective of the significant investments made across our platforms to drive more efficient execution, clearing, and hedging of client transactions.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year quarter:
•Rate per contract (“RPC”) on listed derivatives increased 44%, due to volatility in LME markets as well as the acquisition of RJO.
•OTC derivatives RPC increased 17%, driven by heightened volatility noted above.
•Securities rate per million (“RPM”) decreased 3%, primarily driven by product mix, resulting in an increased volumes in narrower spread products, such as U.S. equities and U.S. Treasuries.
•FX/CFD RPM increased 6%, primarily driven by heightened global volatility across markets.
•Payments RPM declined 7% due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances increased $54.8 million, principally driven by the acquisition of RJO, which contributed $53.9 million in interest and fee income earned on client balances on an additional $6.4 billion in average client equity contributed by RJO, helping to drive the 110% growth in average client equity.
Interest expense on corporate funding increased $11.7 million, principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.

On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 59% of total expenses in the three months ended March 31, 2026 as compared to 54% in the three months ended March 31, 2025. Non-variable expenses, excluding bad debts, increased $95.0 million, including $52.6 million in the acquired RJO and Benchmark businesses.
Net income increased $102.6 million to $174.3 million in the three months ended March 31, 2026. Diluted earnings per share was $2.07 for the three months ended March 31, 2026 compared to $0.94 in the three months ended March 31, 2025.
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
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$44,296.9	$35,992.6	23%	$81,986.0	$63,043.7	30%
Principal gains, net	469.7	300.5	56%	848.2	609.4	39%
Commission and clearing fees	347.5	164.3	112%	652.5	313.6	108%
Consulting, management, and account fees	69.0	44.3	56%	145.1	92.1	58%
Interest income	577.8	389.0	49%	1,159.0	767.2	51%
Total revenues	45,760.9	36,890.7	24%	84,790.8	64,826.0	31%
Cost of sales of physical commodities	44,194.1	35,934.7	23%	81,785.8	62,925.7	30%
Operating revenues	1,566.8	956.0	64%	3,005.0	1,900.3	58%
Transaction-based clearing expenses	152.7	91.8	66%	285.3	178.3	60%
Introducing broker commissions	97.4	45.5	114%	190.6	89.8	112%
Interest expense	461.1	316.6	46%	922.8	622.8	48%
Interest expense on corporate funding	26.5	14.8	79%	52.8	30.0	76%
Net operating revenues	829.1	487.3	70%	1,553.5	979.4	59%
Variable compensation and benefits	248.5	146.7	69%	464.4	280.0	66%
Net contribution	580.6	340.6	70%	1,089.1	699.4	56%
Fixed compensation and benefits	158.7	120.4	32%	298.7	239.6	25%
Trading systems and market information	25.8	19.5	32%	50.8	39.5	29%
Professional fees	18.4	16.5	12%	51.2	35.5	44%
Non-trading technology and support	28.4	20.9	36%	55.0	40.6	35%
Occupancy and equipment rental	17.9	13.1	37%	34.0	26.1	30%
Selling and marketing	14.0	13.4	4%	28.1	25.4	11%
Travel and business development	16.8	7.1	137%	28.6	15.5	85%
Communications	3.7	2.1	76%	7.4	4.2	76%
Depreciation and amortization	26.9	15.6	72%	51.9	31.3	66%
Bad debts, net of recoveries	12.4	0.1	n/m	13.6	1.9	616%
Other expenses	27.8	14.8	88%	54.7	31.5	74%
Total fixed compensation and other expenses	350.8	243.5	44%	674.0	491.1	37%
Other (losses) gains, net	(2.7)	—	n/m	(3.1)	5.7	n/m
Income before tax	227.1	97.1	134%	412.0	214.0	93%
Income tax expense	52.8	25.4	108%	98.7	57.2	73%
Net income	$174.3	$71.7	143%	$313.3	$156.8	100%

Return on equity (“ROE”)(1)	26.5%	15.7%		24.5%	17.5%
(1) The Company calculates ROE on stated book value based on net income divided by the average stockholders’ equity, calculated based on average monthly equity amounts.
Balance Sheet information:				March 31, 2026	March 31, 2025	% Change
Total assets				$53,626.9	$31,282.9	71%
Payables to lenders under loans				$564.8	$340.9	66%
Senior secured borrowings, net				$1,160.3	$543.6	113%
Stockholders’ equity				$2,699.3	$1,882.0	43%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$317.8	$128.4	148%	$586.9	$240.2	144%
Over-the-counter (“OTC”) derivatives	119.1	60.3	98%	182.2	96.9	88%
Securities	587.9	426.7	38%	1,163.8	828.5	40%
FX / Contracts For Difference (“CFD”) contracts	77.6	70.9	9%	146.3	169.5	(14)%
Payments	55.9	49.2	14%	110.5	106.0	4%
Physical contracts	190.1	72.6	162%	346.8	165.2	110%
Interest / fees earned on client balances	156.5	101.7	54%	330.2	209.3	58%
Other	63.6	43.7	46%	146.6	92.0	59%
Corporate	19.8	16.7	19%	31.9	27.8	15%
Eliminations	(21.5)	(14.2)	51%	(40.2)	(35.1)	15%
	$1,566.8	$956.0	64%	$3,005.0	$1,900.3	58%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	97,152	61,153	59%	181,273	114,333	59%
Listed derivatives, average rate per contract (1)	$2.91	$2.02	44%	$2.88	$2.02	43%
Average client equity - listed derivatives (millions)	$13,958	$6,639	110%	$13,601	$6,630	105%
OTC derivatives (contracts, 000’s)	1,507	897	68%	2,514	1,756	43%
OTC derivatives, average rate per contract	$79.89	$68.35	17%	$73.35	$55.87	31%
Securities average daily volume (“ADV”) (millions)	$12,066	$8,915	35%	$11,323	$8,822	28%
Securities rate per million (“RPM”) (2)	$272	$279	(3)%	$295	$258	14%
Average money market / FDIC sweep client balances (millions)	$1,196	$1,283	(7)%	$1,228	$1,240	(1)%
FX/CFD contracts ADV (millions)	$11,907	$11,539	3%	$11,575	$11,613	—%
FX/CFD contracts RPM	$103	$97	6%	$98	$115	(15)%
Payments ADV (millions)	$92	$77	19%	$93	$81	15%
Payments RPM	$9,815	$10,526	(7)%	$9,589	$10,466	(8)%

Adjusted EBITDA(4)	$296.9	$138.2	115%	$547.8	$291.6	88%

(1)	Other operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income associated with securities lending activities.
(2)
The acquisition of RJO, effective July 31, 2025, contributed 37.8 million and 68.7 million listed derivative contracts and $6.4 billion and $6.1 billion in average client equity for the three and six months ended March 31, 2026, respectively.

(3)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.
(4)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.
(5)	Adjusted EBITDA is a non-GAAP measure. See Liquidity, Financial Condition and Capital Resources - Non-GAAP Financial Information for further information.
Operating Revenues
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating revenues increased $610.8 million, or 64%, to $1,566.8 million in the three months ended March 31, 2026 compared to $956.0 million in the three months ended March 31, 2025. The acquisition of RJO, which was effective July 31, 2025, contributed $213.5 million in operating revenue in the three months ended March 31, 2026. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $189.4 million, with our Institutional and Commercial segments up $105.1 million and $84.3 million, respectively.
Operating revenues derived from OTC derivatives increased $58.8 million, principally driven by a 68% increase in OTC derivative contract volumes, as well as a 17% increase in the average RPC.

Operating revenues derived from securities transactions increased $161.2 million, principally due to a 35% increase in ADV, driven by increases in both equity and fixed income markets. Carried interest on fixed income securities is a component of operating revenues, while interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $36.9 million, due to the increase in ADV noted above, partially offset by a 3% decrease in the RPM.
Operating revenues derived from FX/CFD contracts increased $6.7 million, as a result of a $7.7 million increase in our Self-Directed/Retail segment driven by increases in both ADV and RPM, partially offset by a $1.0 million decrease in Institutional segment FX contracts operating revenues, principally as a result of a decrease in RPM.
Operating revenues derived from payments increased $6.7 million, principally driven by a 19% increase in payments ADV, partially offset by a 7% decline in payments RPM.
Operating revenues derived from physical contracts increased $117.5 million, principally driven by a $116.1 million increase in operating revenues in our physical precious metals business, along with a $1.0 million increase in physical supply and trading operating revenues. Precious metals related operating revenues were favorably impacted by $4.0 million of realized gains on the sale of physical inventories carried at the lower of cost or net realizable value for which losses on related derivative positions were recognized in prior periods, while the prior year period was unfavorably impacted by unrealized losses of $4.0 million on derivative positions related to physical inventories carried at the lower of costs or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $54.8 million, principally as a result of an increase in average client equity balances of 110%, partially offset by a decrease in average money-market/FDIC sweep client balances of 7%. The acquisition of RJO contributed $53.9 million in growth to interest and fee income earned on client balances and $6.4 billion in average client equity for the period.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Operating revenues increased $1,104.7 million, or 58%, to $3,005.0 million in the six months ended March 31, 2026 compared to $1,900.3 million in the six months ended March 31, 2025. The acquisition of RJO contributed $414.5 million in operating revenue in the six months ended March 31, 2026.
Operating revenues derived from listed derivatives increased $346.7 million, with our Institutional and Commercial segments up $190.7 million and $156.0 million, respectively.
Operating revenues derived from OTC derivatives increased $85.3 million, principally driven by a 43% increase in OTC contract volumes and a 31% increase in the average rate per contract.
Operating revenues derived from securities transactions increased $335.3 million, principally due to a 28% increase in securities ADV. Carried interest on fixed income securities is a component of operating revenues, while interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $92.6 million, principally driven by the increase in ADV noted above, as well as a 14% increase in RPM.
Operating revenues derived from FX/CFD contracts decreased $23.2 million, with decreases of $19.5 million in our Self-Directed/Retail segment, driven primarily by a decrease in RPM, and $3.7 million in our Institutional segment, principally resulting from a decline in ADV.
Operating revenues derived from payments increased by $4.5 million, principally driven by a 15% increase in the ADV, partially offset by an 8% decline in payments RPM.
Operating revenues derived from physical contracts increased $181.6 million as a result of a $200.0 million increase in precious metals operating revenues, partially offset by an $18.8 million decline in physical supply and trading operating revenues.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $120.9 million, principally as a result of an increase in average client equity balances of 105%, partially offset by a 1% decline in average money-market/FDIC sweep client balances. The acquisition of RJO, contributed $117.7 million in growth to interest and fee income earned on client balances and $6.1 billion in average client equity for the period.

Interest and Transactional Expenses
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Transaction-based clearing expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Transaction-based clearing expenses	$152.7	$91.8	$60.9	66%
Percentage of operating revenues	10%	10%
The business activities of RJO added $37.8 million of increased expenses. Excluding RJO, expenses were higher in our Global Hedging and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded. Additionally, expenses were higher in the Global Metals business, principally related to LME activity.
Introducing broker commissions

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Introducing broker commissions	$97.4	$45.5	$51.9	114%
Percentage of operating revenues	6%	5%
The business activities of RJO added $47.3 million of increased expenses. Also, expenses were higher in our Independent Wealth Management business, principally due to increased revenues.
Interest expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$364.1	$232.6	$131.5	57%
Securities borrowing	22.5	21.4	1.1	5%
Client balances on deposit	57.8	31.1	26.7	86%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	16.7	31.5	(14.8)	(47)%
	461.1	316.6	144.5	46%
Corporate funding	26.5	14.8	11.7	79%
Total interest expense	$487.6	$331.4	$156.2	47%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $26.5 million of interest expense, with $23.6 million attributable to client balances.
The increase in interest expense attributable to corporate funding was principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Transaction-based clearing expenses

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Transaction-based clearing expenses	$285.3	$178.3	$107.0	60%
Percentage of operating revenues	9%	9%
The business activities of RJO added $74.0 million of increased expenses. Excluding RJO, expenses were higher in our Global Hedging and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded. Additionally, expenses were higher in the Global Metals business, principally related to LME activity.
Introducing broker commissions

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Introducing broker commissions	$190.6	$89.8	$100.8	112%
Percentage of operating revenues	6%	5%
The business activities of RJO added $92.4 million of increased expenses. Also, expenses were higher in our Independent Wealth Management and Retail Forex businesses.
Interest expense

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$717.8	$456.2	$261.6	57%
Securities borrowing	50.4	43.4	7.0	16%
Client balances on deposit	119.0	64.9	54.1	83%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	35.6	58.3	(22.7)	(39)%
	922.8	622.8	300.0	48%
Corporate funding	52.8	30.0	22.8	76%
Total interest expense	$975.6	$652.8	$322.8	49%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $53.2 million of interest expense, with $47.9 million attributable to client balances.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Net Operating Revenues (in millions):
Listed derivatives	$144.9	$60.3	140%	$263.2	$110.2	139%
OTC derivatives	119.0	60.2	98%	182.1	96.8	88%
Securities	157.7	120.8	31%	315.2	222.6	42%
FX/CFD contracts	67.4	62.5	8%	126.9	152.8	(17)%
Payments	52.4	46.5	13%	104.0	100.7	3%
Physical contracts	164.6	48.6	239%	300.0	125.7	139%
Interest, net / fees earned on client balances	107.7	74.5	45%	223.2	151.9	47%
Other (1)	36.9	22.5	64%	91.8	48.4	90%
Corporate	(21.5)	(8.6)	150%	(52.9)	(29.7)	78%
	$829.1	$487.3	70%	$1,553.5	$979.4	59%

(1)	Other net operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income, net of interest expense associated with securities lending activities and subordinated debt.
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits:
Variable compensation and benefits	$248.5	$146.7	69%	$464.4	$280.0	66%
Fixed compensation and benefits	158.7	120.4	32%	298.7	239.6	25%
	407.2	267.1	52%	763.1	519.6	47%
Other expenses:
Trading systems and market information	25.8	19.5	32%	50.8	39.5	29%
Professional fees	18.4	16.5	12%	51.2	35.5	44%
Non-trading technology and support	28.4	20.9	36%	55.0	40.6	35%
Occupancy and equipment rental	17.9	13.1	37%	34.0	26.1	30%
Selling and marketing	14.0	13.4	4%	28.1	25.4	11%
Travel and business development	16.8	7.1	137%	28.6	15.5	85%
Communications	3.7	2.1	76%	7.4	4.2	76%
Depreciation and amortization	26.9	15.6	72%	51.9	31.3	66%
Bad debts, net of recoveries	12.4	0.1	n/m	13.6	1.9	616%
Other	27.8	14.8	88%	54.7	31.5	74%
	192.1	123.1	56%	375.3	251.5	49%
Total compensation and other expenses	$599.3	$390.2	54%	$1,138.4	$771.1	48%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Compensation and Other Expenses: Compensation and other expenses increased $209.1 million, or 54%, to $599.3 million in the three months ended March 31, 2026 compared to $390.2 million in the three months ended March 31, 2025, principally due to the acquisitions of RJO, Benchmark and others, as discussed further below.
Compensation and Benefits:

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$221.9	$128.5	$93.4	73%
Administrative, executive, and centralized and local operations	26.6	18.2	8.4	46%
Total variable compensation and benefits	248.5	146.7	101.8	69%
Variable compensation and benefits as a percentage of net operating revenues	30%	30%

Fixed compensation and benefits:
Non-variable salaries	104.4	81.2	23.2	29%
Employee benefits and other compensation	29.5	26.5	3.0	11%
Share-based compensation	13.7	10.7	3.0	28%
Severance	11.1	2.0	9.1	455%
Total fixed compensation and benefits	158.7	120.4	38.3	32%
Total compensation and benefits	407.2	267.1	140.1	52%
Total compensation and benefits as a percentage of operating revenues	26%	28%
Number of employees, end of period	5,307	4,709	598	13%
Administrative, executive, and centralized and local operations variable compensation and benefits increased related to incremental cost from acquisition-related headcount increases as well as higher operating performance.
Incremental cost from recent acquisitions completed since March 31, 2025 added $14.7 million of non-variable salary expense during the three months ended March 31, 2026. The additional increase of $11.2 million is principally due to growth in our business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, healthcare benefits, and retirement costs, resulting from the increase in headcount, and these increases were partially offset by the increased participation in an employee-elected deferred incentive plan, which is a company-offered plan whereby employees can exchange a portion of cash incentive for an award of restricted stock that is amortized over a thirty-six month period following the grant date.
Share-based compensation, which contains stock option and restricted stock expenses, increased principally due to the issuance of certain executive stock option and restricted stock grants since December 31, 2024.
During the three months ended March 31, 2026, severance included costs related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities. Severance also included termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities.
Other Expenses: Other non-compensation expenses increased $69.0 million, or 56%, to $192.1 million in the three months ended March 31, 2026 compared to $123.1 million in the three months ended March 31, 2025.
Trading system and market information increased $6.3 million, principally due to an increase in trading system costs in our OTC and clearing business activities, and an increase in market information in our Global Hedging and Debt Capital Markets businesses. Incremental cost from acquisitions completed since March 31, 2025 added $2.9 million of expense.
Professional fees increased $1.9 million, as incremental cost from acquisitions completed since March 31, 2025 added $2.2 million of expense.
Non-trading technology and support increased $7.5 million, principally due to an increase in core and development technology costs. Incremental cost from acquisitions completed since March 31, 2025 added $3.3 million of expense.
Occupancy and equipment rental costs increased $4.8 million, as incremental cost from acquisitions completed since March 31, 2025 added $2.3 million of expense. Additionally, we had increased office costs in Germany, France, Singapore, Colombia, and India, along with an increase in property service charges, utilities and office equipment costs.

Travel and business development increased $9.7 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since March 31, 2025 added $1.3 million of expense.
Depreciation and amortization increased $11.3 million, principally due to $8.2 million of incremental amortization of acquired intangibles and $1.6 million of depreciation from the acquisitions completed since March 31, 2025, along with an increase in depreciation expense from capitalized internally developed software.
During the three months ended March 31, 2026, we recorded bad debts, net of recoveries of $12.4 million, principally related to bad debt expense from client receivables in the Global Metals and Supply & Trading businesses of our Commercial segment of $8.0 million and $2.1 million, respectively, as well as from client trading deficits in our Institutional, Self-Directed/Retail, and Commercial segments of $1.5 million, $0.5 million, and $0.4 million, respectively, which were partially offset by recoveries of $0.1 million.
Other expenses increased $13.0 million, principally due to the accretion of the contingent consideration liability related to the Benchmark acquisition, an increase in insurance costs and non-income taxes, as well as a $1.9 million charge in the resolution of the BTIG matter. Incremental cost from acquired entities completed since March 31, 2025 added $4.3 million of expense.
Other Losses: The results of the three months ended March 31, 2026 include a $2.5 million charge on the abandonment of certain software license and capitalized internally developed expenditures and a $0.2 million loss on an equity investment.
Provision for Taxes: The effective income tax rate was 23% and 26% in the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, global intangible low taxed income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Compensation and Other Expenses: Compensation and other expenses increased $367.3 million, or 48%, to $1,138.4 million in the six months ended March 31, 2026 compared to $771.1 million in the six months ended March 31, 2025, principally due to the acquisitions of RJO, Benchmark and others, as discussed further below.
Compensation and Benefits:

	Six Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$423.1	$239.2	$183.9	77%
Administrative, executive, and centralized and local operations	41.3	40.8	0.5	1%
Total variable compensation and benefits	464.4	280.0	184.4	66%
Variable compensation and benefits as a percentage of net operating revenues	30%	29%

Fixed compensation and benefits:
Non-variable salaries	205.6	160.6	45.0	28%
Employee benefits and other compensation	51.4	49.8	1.6	3%
Share-based compensation	28.0	22.0	6.0	27%
Severance	13.7	7.2	6.5	90%
Total fixed compensation and benefits	298.7	239.6	59.1	25%
Total compensation and benefits	$763.1	$519.6	$243.5	47%
Total compensation and benefits as a percentage of operating revenues	25%	27%
Number of employees, end of period	5,307	4,709	598	13%
Administrative, executive, and centralized and local operations variable compensation and benefits increased modestly, as increased costs from acquisition-related headcount increases as well as higher operating performance was partially offset by the recovery of certain benefit liabilities established in the U.K.
Incremental cost from recent acquisitions completed since March 31, 2025 added $29.6 million of non-variable salary expense during the six months ended March 31, 2026. The additional increase of $18.3 million is principally due to growth in our business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
Employee benefits and other compensation increased principally due to higher payroll taxes, retirement costs, and healthcare benefits resulting from the increase in headcount. These increases were partially offset by increased participation in the aforementioned employee-elected deferred incentive plan.
Share-based compensation, which contains stock option and restricted stock expenses, increased principally due to the issuance of additional stock option awards and additional restricted stock grants since December 31, 2024.
During the six months ended March 31, 2026, severance included costs related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities. Severance also included termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities. During the six months ended March 31, 2025, severance costs included amounts related to the departure of an executive officer.
Other Expenses: Other non-compensation expenses increased $123.8 million, or 49%, to $375.3 million in the six months ended March 31, 2026 compared to $251.5 million in the six months ended March 31, 2025.
Trading system and market information increased $11.3 million, principally due to an increase in trading system costs in our OTC and clearing business activities, and an increase in market information in our Debt Capital Markets, Equity Capital Markets, Correspondent Clearing, and Global Hedging businesses. Incremental cost from acquisitions completed since March 31, 2025 added $6.5 million of expense.
Professional fees increased $15.7 million, principally due to higher legal fees related to our defense in various legal matters, net of recoveries, including fees related to the BTIG matter, which was arbitrated during the six months ended March 31, 2026. To a lesser extent, higher audit, tax and other consultant fees also contributed to the increase. Incremental cost from acquired entities completed since March 31, 2025 added $6.5 million of expense.
Non-trading technology and support costs increased $14.4 million, principally due to an increase in core technology and development costs. Incremental cost from acquisitions completed since March 31, 2025 added $7.2 million of expense.

Occupancy and equipment rental costs increased $7.9 million, as incremental cost from acquisitions completed since March 31, 2025 added $4.3 million of expense. Additionally, we had increased office costs in Germany, France, Singapore, Colombia, and India, along with an increase in property service charges, utilities and office equipment costs.
Travel and business development increased $13.1 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since March 31, 2025 added $3.3 million of expense.
Depreciation and amortization increased $20.6 million, principally due to $15.3 million of incremental amortization of acquired intangibles and $3.5 million of depreciation from the acquisitions completed since March 31, 2025, along with an increase in depreciation expense from capitalized internally developed software.
During the six months ended March 31, 2026, we recorded bad debts, net of recoveries of $13.6 million, principally related to bad debt expense from client receivables in the Global Metals and Supply & Trading businesses of our Commercial segment of $8.0 million and $2.1 million, respectively, and from client trading deficits in our Institutional, Self-Directed/Retail, and Commercial segments of $1.6 million, $0.6 million, and $1.3 million. During the six months ended March 31, 2025, we recorded bad debts, net of recoveries of $1.9 million, principally related to bad debt expense of $0.6 million in the Supply & Trading business of our Commercial segment, and client trading deficits in our Self-Directed/Retail and Commercial segments of $1.1 million and $0.6 million, respectively, which were partially offset by recoveries of $0.4 million.
Other expenses increased $23.2 million, principally due to a settlement in a Self-Directed/Retail Forex matter, a charge in the resolution of the BTIG matter, the accretion of the contingent consideration liability related to the Benchmark acquisition, and an increase in insurance costs. Incremental cost from acquired entities completed since March 31, 2025 added $3.6 million of expense.
Other (Loss) Gains, net: The results of the six months ended March 31, 2026 included a $2.5 million charge on the abandonment of certain software license and capitalized internally developed expenditures and a $0.6 million loss on an equity investment. The results of the six months ended March 31, 2025 included nonrecurring gains of $5.7 million, resulting from proceeds received from class action settlements, reported within the Self-Directed/Retail and Institutional segments.
Provision for Taxes: Our effective income tax rate was 24% and 27% for the six months ended March 31, 2026 and 2025, respectively. The effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, changes in valuation allowances, GILTI, GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
Variable compensation and benefits	$248.5	29%	$146.7	28%	$464.4	29%	$280.0	27%
Transaction-based clearing expenses	152.7	19%	91.8	17%	285.3	17%	178.3	17%
Introducing broker commissions	97.4	11%	45.5	9%	190.6	12%	89.8	9%
Total variable expenses	498.6	59%	284.0	54%	940.3	58%	548.1	53%
Fixed compensation and benefits	158.7	19%	120.4	23%	298.7	19%	239.6	23%
Other fixed expenses	179.7	21%	123.0	23%	361.7	22%	249.6	24%
Bad debts, net of recoveries	12.4	1%	0.1	—%	13.6	1%	1.9	—%
Total non-variable expenses	350.8	41%	243.5	46%	674.0	42%	491.1	47%
Total non-interest expenses	$849.4	100%	$527.5	100%	$1,614.3	100%	$1,039.2	100%
Our variable expenses included variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 5,400 employees allowing us to serve clients in more than 180 countries.
During the three months ended September 30, 2025, our acquisition of RJO triggered a reassessment of the financial information reviewed by management. We determined the acquired business activities of RJO were similar to our existing businesses, and the reassessment confirmed the current composition of our operating segments, except for one change resulting in the combination of all physical trading capabilities in precious metals being reported within the Commercial segment. Previously, the Self-Directed/Retail segment contained a portion of our precious metals activities. All segment information has been revised to reflect all precious metals business within the Commercial segment retroactive to October 1, 2024.
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Self-Directed/Retail	Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Global Hedging (f/k/a Financial Ag & Energy)	Equity Capital Markets	Forex/CFD	Payments
Global Metals (f/k/a LME and Precious Metals)	Prime Services	Independent Wealth Management	Payment Technology Services
StoneX Supply & Trading (f/k/a Physical Ag & Energy)	Debt Capital Markets
Exchange-Traded Futures & Options
Correspondent Clearing
FX Prime Brokerage
Investment Banking
Digital Assets
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

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2026	% of Operating Revenues	2025	% of Operating Revenues	2026	% of Operating Revenues	2025	% of Operating Revenues
Revenues:
Sales of physical commodities	$44,296.9		$35,992.6		$81,986.0		$63,043.7
Principal gains, net	460.9		295.4		839.2		605.1
Commission and clearing fees	348.2		165.0		654.0		314.7
Consulting, management, and account fees	67.1		43.6		141.3		91.0
Interest income	589.6		391.6		1,178.6		778.8
Total revenues	45,762.7		36,888.2		84,799.1		64,833.3
Cost of sales of physical commodities	44,194.2		35,934.7		81,785.8		62,925.7
Operating revenues	1,568.5	100%	953.5	100%	3,013.3	100%	1,907.6	100%
Transaction-based clearing expenses	150.9	10%	91.1	10%	282.1	9%	176.9	9%
Introducing broker commissions	97.4	6%	45.5	5%	190.4	6%	89.8	5%
Interest expense	469.6	30%	321.0	34%	934.4	31%	631.8	33%
Net operating revenues	850.6		495.9		1,606.4		1,009.1
Variable direct compensation and benefits	222.4	14%	129.3	14%	424.5	14%	241.1	13%
Net contribution	628.2		366.6		1,181.9		768.0
Fixed compensation and benefits	75.1		57.8		136.2		109.4
Trading systems and market information	19.2		16.0		38.5		31.8
Professional fees	7.1		7.8		27.0		17.9
Non-trading technology and support	4.3		4.5		8.2		8.4
Selling and marketing	11.7		11.1		22.2		22.2
Travel and business development	6.2		4.7		13.5		10.3
Depreciation and amortization	16.7		8.6		31.9		17.7
Bad debts, net of recoveries	12.4		0.1		13.6		1.9
Shared services	25.0		14.9		47.1		30.3
Other fixed expenses	20.6		11.4		42.8		22.8
Total fixed compensation and other expenses	198.3	13%	136.9	14%	381.0	13%	272.7	14%
Other (losses) gains, net	(2.7)		—		(3.1)		5.7
Segment income	427.2		229.7		797.8		501.0
Allocation of overhead costs	47.6		43.4		92.4		86.1
Segment income, less allocation of overhead costs	$379.6		$186.3		$705.4		$414.9

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$44,296.9	$35,992.6	23%	$81,986.0	$63,043.7	30%
Principal gains, net	215.7	84.0	157%	345.2	149.5	131%
Commission and clearing fees	121.9	54.3	124%	233.8	103.0	127%
Consulting, management and account fees	11.6	7.5	55%	20.2	14.7	37%
Interest income	85.7	46.1	86%	165.6	99.4	67%
Total revenues	44,731.8	36,184.5	24%	82,750.8	63,410.3	31%
Cost of sales of physical commodities	44,194.2	35,934.7	23%	81,785.8	62,925.7	30%
Operating revenues	537.6	249.8	115%	965.0	484.6	99%
Transaction-based clearing expenses	41.9	19.1	119%	72.2	36.7	97%
Introducing broker commissions	51.7	13.1	295%	101.6	24.4	316%
Interest expense	33.8	23.3	45%	64.7	37.7	72%
Net operating revenues	410.2	194.3	111%	726.5	385.8	88%
Variable direct compensation and benefits	95.1	53.4	78%	176.2	97.1	81%
Net contribution	315.1	140.9	124%	550.3	288.7	91%
Fixed compensation and benefits	24.5	19.8	24%	47.0	36.9	27%
Trading systems and market information	5.5	4.7	17%	10.2	8.7	17%
Professional fees	1.6	1.9	(16)%	4.0	4.0	—%
Non-trading technology and support	0.6	0.4	50%	1.1	0.8	38%
Selling and marketing	1.8	1.2	50%	2.6	2.5	4%
Travel and business development	2.7	2.0	35%	5.9	4.3	37%
Depreciation and amortization	6.1	2.1	190%	11.6	3.9	197%
Bad debts, net of recoveries	10.4	(0.3)	n/m	11.4	0.9	n/m
Shared services	11.8	7.0	69%	21.1	13.8	53%
Other fixed expenses	5.8	4.9	18%	12.0	11.6	3%
Total fixed compensation and other expenses	70.8	43.7	62%	126.9	87.4	45%
Segment income	244.3	97.2	151%	423.4	201.3	110%
Allocation of overhead costs	12.4	9.9	25%	24.0	19.6	22%
Segment income, less allocation of overhead costs	$231.9	$87.3	166%	$399.4	$181.7	120%

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$159.8	$75.5	112%	$293.7	$137.7	113%
OTC derivatives	119.1	60.3	98%	182.2	96.9	88%
Physical contracts	190.1	72.6	162%	346.8	165.2	110%
Interest / fees earned on client balances	62.7	34.7	81%	127.3	71.3	79%
Other	5.9	6.7	(12)%	15.0	13.5	11%
	$537.6	$249.8	115%	$965.0	$484.6	99%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	18,951	11,434	66%	37,732	22,042	71%
Listed derivatives, average rate per contract (2)	$8.03	$6.35	26%	$7.45	$6.02	24%
Average client equity - listed derivatives (millions) (1)	$4,279	$1,737	146%	$4,149	$1,732	140%
OTC derivatives (contracts, 000’s)	1,507	897	68%	2,514	1,756	43%
OTC derivatives, average rate per contract	$79.89	$68.35	17%	$73.35	$55.87	31%

(1)
The acquisition of RJO, effective July 31, 2025, contributed 5.1 million and 10.9 million listed derivative contracts and $2.1 billion and $2.2 billion in average client equity for the three and six months ended March 31, 2026, respectively.

(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating revenues increased $287.8 million, or 115%, to $537.6 million in the three months ended March 31, 2026 compared to $249.8 million in the three months ended March 31, 2025. Net operating revenues increased $215.9 million, or 111%, to $410.2 million in the three months ended March 31, 2026 compared to $194.3 million in the three months ended March 31, 2025.
Operating revenues derived from listed derivatives increased $84.3 million, principally driven by a 66% increase in listed derivatives contract volumes and a 26% increase in the average rate per contract. The increase in contract volumes as well as the increase in rate per contract was primarily driven by the acquisition of RJO as well as an increase in client activity and a widening of spreads in LME base metals markets. The acquired RJO business contributed $56.5 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC derivatives increased $58.8 million, principally resulting from a 68% increase in OTC derivative contract volumes as well as a 17% increase in the average rate per contract. This significant increase in client activity and the widening of spreads, most prevalent in agricultural and energy markets, including renewable fuels, was primarily driven by heightened volatility as a result of the onset and continuation of the U.S.-Iran conflict. In addition, we experienced strong performance in soft commodity markets, most notably in cocoa, while overall OTC performance was enhanced by the significant investments made in technology, which have allowed for more efficient processing and hedging of OTC transactions.
Operating revenues derived from physical transactions increased $117.5 million, principally driven by a $116.1 million increase in operating revenues in our physical precious metals business, along with a $1.0 million increase in physical supply and trading operating revenues. The record performance in our precious metals business was primarily driven by sustained volatility in global markets, which combined with our expansive global footprint, enabled us to fulfill heightened client needs for our services. Precious metals related operating revenues were favorably impacted by $4.0 million in the three months ended March 31, 2026 of realized gains on the sale of physical inventories carried at the lower of cost or net realizable value for which losses on related derivative positions were recognized in prior periods, while the prior year period was unfavorably impacted by unrealized losses of $4.0 million on derivative positions related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances increased $28.0 million, primarily as a result of the acquisition of RJO, which contributed $17.8 million in interest and fee income earned on client balances and helped drive a 146% increase in average client equity. This increase was partially offset by the decline in short-term interest rates.
Interest expense increased $10.5 million, principally related to a $12.4 million increase in interest paid to clients, primarily driven by the acquisition of RJO, partially offset by a decrease in interest expense related to financing costs in our physical precious metals business.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 35% and 34% for the three months ended March 31, 2026 and 2025, respectively. The growth was principally driven by an increase in introducing broker commissions related to the acquisition of the RJO business.
Segment income increased $147.1 million, principally due to the increase in operating revenues noted above, which were partially offset by a $38.6 million increase in introducing broker commissions and a $22.8 million increase in transaction-based clearing expenses, each of which was primarily driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, a $41.7 million increase in variable compensation and a $27.1 million increase in non-variable direct expenses, of which $6.3 million was attributable to the RJO business. The increase in non-variable direct expenses was also partially driven by an unfavorable $10.7 million variance in bad debt, net of recoveries, primarily related to our physical precious metals business.
For the three months ended March 31, 2026, we calculated an allocation for overhead costs of $12.4 million for the Commercial segment compared to a $9.9 million allocation in the three months ended March 31, 2025.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Operating revenues increased $480.4 million, or 99%, to $965.0 million in the six months ended March 31, 2026 compared to $484.6 million in the six months ended March 31, 2025. Net operating revenues increased $340.7 million, or 88%, to $726.5 million in the six months ended March 31, 2026 compared to $385.8 million in the six months ended March 31, 2025.
Operating revenues derived from listed derivatives increased $156.0 million, principally driven by a 71% increase in listed derivative contract volumes and a 24% increase in the average rate per contract. The increase in contract volumes as well as the increase in rate per contract was primarily driven by the acquisition of RJO as well as increased client activity and a widening of spreads in LME base metals markets. The acquired RJO business contributed $111.7 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC transactions increased $85.3 million, principally resulting from a 43% increase in OTC derivative contract volumes as well as a 31% increase in the average rate per contract. This significant increase in client activity and the widening of spreads, most prevalent in agricultural and energy markets, including renewable fuels, was primarily driven by heightened volatility as a result of the onset and continuation of the U.S.-Iran conflict. In addition, we experienced strong performance in soft commodity markets, most notably in cocoa, while overall OTC performance was enhanced by the significant investments made in technology, which have allowed for more efficient processing and hedging of OTC transactions.
Operating revenues derived from physical transactions increased $181.6 million, principally driven by a $200.0 million increase in operating revenues in our physical precious metals business, partially offset by an $18.8 million decline in our physical supply and trading business. The performance in our precious metals business was primarily driven by sustained volatility in global markets, which combined with our expansive global footprint, enabled us to fulfill heightened client needs for our services.
Interest and fee income earned on client balances increased $56.0 million, primarily as a result of the acquisition of RJO, which contributed $39.5 million in interest and fee income earned on client balances and helped drive a 140% increase in average client equity. This increase was partially offset by the decline in short-term interest rates.
Interest expense increased $27.0 million, principally related to a $24.2 million increase in interest paid to clients, primarily driven by the acquisition of RJO.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 36% and 33% for the six months ended March 31, 2026 and 2025, respectively. The growth was principally driven by an increase in introducing broker commissions related to the acquisition of the RJO business.
Segment income increased $222.1 million, primarily related to the increase in operating revenues noted above, which were partially offset by a $77.2 million increase in introducing broker commissions and a $35.5 million increase in transaction-based clearing expenses, each of which was principally driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, a $79.1 million increase in variable compensation and a $39.5 million increase in non-variable direct expenses, of which $12.3 million was attributable to the RJO business.
For the six months ended March 31, 2026, we calculated an allocation for overhead costs of $24.0 million for the Commercial segment compared to a $19.6 million allocation in the six months ended March 31, 2025.
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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	126.9	107.9	18%	266.5	216.5	23%
Commission and clearing fees	208.0	95.4	118%	385.4	181.1	113%
Consulting, management and account fees	37.7	20.5	84%	85.4	40.8	109%
Interest income	495.8	337.4	47%	997.1	662.4	51%
Total revenues	868.4	561.2	55%	1,734.4	1,100.8	58%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	868.4	561.2	55%	1,734.4	1,100.8	58%
Transaction-based clearing expenses	102.3	67.1	52%	197.6	130.1	52%
Introducing broker commissions	17.0	7.2	136%	31.7	15.3	107%
Interest expense	433.6	295.9	47%	865.4	590.4	47%
Net operating revenues	315.5	191.0	65%	639.7	365.0	75%
Variable direct compensation and benefits	114.2	62.5	83%	221.5	118.7	87%
Net contribution	201.3	128.5	57%	418.2	246.3	70%
Fixed compensation and benefits	36.7	21.8	68%	63.1	40.4	56%
Trading systems and market information	10.3	7.7	34%	21.8	15.6	40%
Professional fees	3.0	1.9	58%	18.2	6.6	176%
Non-trading technology and support	1.2	1.0	20%	2.7	1.9	42%
Selling and marketing	1.2	0.8	50%	2.5	1.8	39%
Travel and business development	2.8	1.9	47%	6.1	4.3	42%
Depreciation and amortization	5.5	1.0	450%	10.9	2.0	445%
Bad debts, net of recoveries	1.5	(0.1)	n/m	1.6	(0.1)	n/m
Shared services	7.0	3.5	100%	13.7	6.9	99%
Other fixed expenses	8.7	2.5	248%	14.9	3.6	314%
Non-variable direct expenses	77.9	42.0	85%	155.5	83.0	87%
Other (loss) gain, net	(2.5)	—	n/m	(2.5)	1.3	n/m
Segment income	120.9	86.5	40%	260.2	164.6	58%
Allocation of overhead costs	15.0	15.1	(1)%	29.4	29.9	(2)%
Segment income, less allocation of overhead costs	$105.9	$71.4	48%	$230.8	$134.7	71%

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$158.0	$52.9	199%	$293.2	$102.5	186%
Securities	553.6	398.8	39%	1,098.0	772.3	42%
FX contracts	6.9	7.9	(13)%	13.8	17.5	(21)%
Interest / fees earned on client balances	93.1	66.4	40%	201.7	136.7	48%
Other	56.8	35.2	61%	127.7	71.8	78%
	$868.4	$561.2	55%	$1,734.4	$1,100.8	58%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	78,201	49,719	57%	143,541	92,291	56%
Listed derivatives, average rate per contract (2)	$1.67	$1.02	64%	$1.68	$1.07	57%
Average client equity - listed derivatives (millions) (1)	$9,679	$4,902	97%	$9,452	$4,898	93%
Securities ADV (millions)	$12,066	$8,915	35%	$11,323	$8,822	28%
Securities RPM (2)	$272	$279	(3)%	$295	$258	14%
Average money market / FDIC sweep client balances (millions)	$1,196	$1,283	(7)%	$1,228	$1,240	(1)%
FX contracts ADV ( millions)	$3,068	$2,948	4%	$2,844	$3,524	(19)%
FX contracts RPM	$35	$41	(15)%	$37	$38	(3)%

(1)
The acquisition of RJO, effective July 31, 2025, contributed 32.7 million and 57.9 million listed derivative contracts and $4.2 billion and $3.9 billion in average client equity for the three and six months ended March 31, 2026, respectively.

(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(3)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating revenues increased $307.2 million, or 55%, to $868.4 million in the three months ended March 31, 2026 compared to $561.2 million in the three months ended March 31, 2025. Net operating revenues increased $124.5 million, or 65%, to $315.5 million in the three months ended March 31, 2026 compared to $191.0 million in the three months ended March 31, 2025.
Operating revenues derived from listed derivatives increased $105.1 million principally driven by a 57% increase in contract volumes, primarily as a result of the acquisition of RJO, as well as a 64% increase in the average rate per contract. The acquired RJO business contributed $95.2 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $154.8 million, principally driven by a 35% increase in the ADV of securities traded, partially offset by a 3% decline in the securities RPM. The increase in securities ADV was driven by growth in U.S. equity volumes as well as an increase in overall client activity driven by the onset and continuation of the U.S.-Iran conflict. The decline in securities RPM, was principally driven by product mix, resulting from an increase in narrower spread products, such as U.S. equities and U.S. Treasuries.
Operating revenues derived from FX contracts declined $1.0 million, principally driven by a 15% decrease in the average rate per contract, partially offset by a 4% increase in the ADV of FX contracts traded.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $26.7 million, principally driven by an increase of 97% in the average client equity balances, partially offset by the decrease in short-term interest rates and a 7% decline in average money market / FDIC sweep client balances. The acquisition of RJO contributed $4.2 billion in average client equity and $37.5 million in interest and fee income earned on client balances in the three months ended March 31, 2026.
Interest expense increased $137.7 million, primarily as a result of the increase in securities ADV, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $131.5 million, to $364.1 million and interest expense directly attributable to securities lending activities increasing $1.1 million, to $22.5 million. Interest paid to clients increased $13.9 million to $38.4 million, as the acquired RJO business added $18.3 million, partially offset by a decrease in our Exchange-Traded Futures & Options business, excluding RJO. These increases were partially offset by decreases in interest from short-term financing facilities and other counterparties of $8.7 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 27% in the three months ended March 31, 2026 compared to 24% in the three months ended March 31, 2025.
Segment income increased $34.4 million, principally due to the increase in net operating revenues noted above, partially offset by a $51.7 million increase in variable compensation and benefits and a $35.9 million increase in non-variable direct expenses, with $19.3 million of this increase attributable to the acquisition of RJO. Excluding the acquired RJO business, non-variable direct expenses increased $16.6 million, primarily related to a $7.3 million increase in fixed compensation and benefits, a $1.9 million charge in the resolution of the BTIG matter, a $1.6 million increase in bad debts, net of recoveries, a $1.5 million increase in contingent acquisition accretion expense, and a $2.8 million increase in trading systems and market information. The increase in fixed compensation and benefits, market information, and contingent acquisition accretion expense was primarily related to the acquisition of The Benchmark Company. Segment income in the three months ended March 31, 2026, included a $2.5 million charge on the abandonment of certain capitalized software license and internally developed expenditures.
For the three months ended March 31, 2026, we calculated an allocation for overhead costs of $15.0 million for the Institutional segment compared to a $15.1 million allocation in the three months ended March 31, 2025.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Operating revenues increased $633.6 million, or 58%, to $1,734.4 million in the six months ended March 31, 2026 compared to $1,100.8 million in the six months ended March 31, 2025. Net operating revenues increased $274.7 million, or 75%, to $639.7 million in the six months ended March 31, 2026 compared to $365.0 million in the six months ended March 31, 2025.
Operating revenues derived from listed derivatives increased $190.7 million, principally driven by a 56% increase in contract volumes, primarily as a result of the acquisition of RJO, as well as a 57% increase in the average rate per contract. The acquired RJO business contributed $175.7 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $325.7 million, principally driven by a 28% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets, as well as a 14% increase in securities RPM.

Operating revenues derived from FX contracts declined $3.7 million, principally driven by a 19% decline in the ADV of FX contracts traded, partially offset by a 3% increase in the average rate per contract.
Interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $65.0 million, principally driven by an increase of 93% in average client equity balances, partially offset by a 1% decline in average money market / FDIC sweep client balances, partially offset by a decline in short-term interest rates. The acquisition of RJO contributed $3.9 billion in average client equity and $79.5 million in interest and fee income earned on client balances in the six months ended March 31, 2026.
Interest expense increased $275.0 million, primarily as a result of the increase in Securities ADV, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $261.6 million, to $717.8 million and interest expense directly attributable to securities lending activities increasing $7.0 million to $50.4 million. Interest paid to clients increased $29.4 million to $80.7 million, as the acquired RJO business added $36.7 million, partially offset by a decrease in our Exchange-Traded Futures & Options business, excluding RJO. Partially offsetting these increases, interest from short-term financing facilities and other counterparties decreased $23.0 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 26% in the six months ended March 31, 2026 compared to 24% in the six months ended March 31, 2025.
Segment income increased $95.6 million, principally driven by the increase in net operating revenues noted above, partially offset by a $102.8 million increase in variable compensation and benefits and a $72.5 million increase in non-variable direct expenses, with $35.8 million of this increase attributable to the acquisition of RJO. Excluding the acquired RJO business, non-variable direct expenses increased $36.7 million, primarily related to an $11.6 million increase in fixed compensation and benefits, an $8.5 million increase in professional fees and a $3.3 million increase in contingent acquisition accretion expense, a $2.8 million increase in trading systems and market information, a $1.9 million charge in the resolution of the BTIG matter, and a $1.6 million increase in bad debts, net of recoveries. The increase in fixed compensation and benefits, market information, and contingent acquisition accretion expense was primarily related to the acquisition of The Benchmark Company and Octo Finances, while the increase in professional fees was related to the BTIG matter, which was arbitrated during the six months ended March 31, 2026. Segment income in the six months ended March 31, 2026, included a $2.5 million charge on the abandonment of certain software license and capitalized internally developed expenditures. Segment income in the six months ended March 31, 2025, was favorably impacted by a nonrecurring gain related to proceeds received of $1.3 million resulting from a foreign exchange class action settlement.
For the six months ended March 31, 2026, we calculated an allocation for overhead costs of $29.4 million for the Institutional segment compared to a $29.9 million allocation in the six months ended March 31, 2025.

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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	65.1	55.8	17%	120.5	137.0	(12)%
Commission and clearing fees	16.3	13.7	19%	30.5	27.2	12%
Consulting, management and account fees	17.3	15.1	15%	34.6	33.7	3%
Interest income	7.8	7.6	3%	15.3	15.9	(4)%
Total revenues	106.5	92.2	16%	200.9	213.8	(6)%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	106.5	92.2	16%	200.9	213.8	(6)%
Transaction-based clearing expenses	4.5	3.2	41%	8.1	6.6	23%
Introducing broker commissions	27.4	24.2	13%	54.8	48.2	14%
Interest expense	2.2	1.8	22%	4.3	3.7	16%
Net operating revenues	72.4	63.0	15%	133.7	155.3	(14)%
Variable direct compensation and benefits	4.3	4.6	(7)%	9.4	7.4	27%
Net contribution	68.1	58.4	17%	124.3	147.9	(16)%
Fixed compensation and benefits	8.6	8.8	(2)%	15.9	18.1	(12)%
Trading systems and market information	3.2	3.3	(3)%	6.1	6.8	(10)%
Professional fees	1.5	2.8	(46)%	3.4	5.4	(37)%
Non-trading technology and support	2.1	2.6	(19)%	3.7	4.7	(21)%
Selling and marketing	8.6	8.9	(3)%	16.9	17.6	(4)%
Travel and business development	0.5	0.5	—%	1.0	1.1	(9)%
Depreciation and amortization	3.8	4.3	(12)%	6.8	9.6	(29)%
Bad debts, net of recoveries	0.5	0.6	(17)%	0.6	1.1	(45)%
Shared services	3.7	2.3	61%	6.9	5.4	28%
Other fixed expenses	5.4	2.8	93%	14.5	6.0	142%
Non-variable direct expenses	37.9	36.9	3%	75.8	75.8	—%
Other gain	—	—	—%	—	4.4	(100)%
Segment income	30.2	21.5	40%	48.5	76.5	(37)%
Allocation of overhead costs	16.1	12.7	27%	30.9	25.3	22%
Segment income, less allocation of overhead costs	$14.1	$8.8	60%	$17.6	$51.2	(66)%

The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Self-Directed/Retail segment for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Securities	$34.3	$27.9	23%	$65.8	$56.2	17%
FX/CFD contracts	70.7	63.0	12%	132.5	152.0	(13)%
Interest / fees earned on client balances	0.7	0.6	17%	1.2	1.3	(8)%
Other	0.8	0.7	14%	1.4	4.3	(67)%
	$106.5	$92.2	16%	$200.9	$213.8	(6)%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$8,839	$8,591	3%	$8,731	$8,089	8%
FX/CFD contracts RPM	$126	$116	9%	$118	$149	(21)%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating revenues increased $14.3 million, or 16%, to $106.5 million in the three months ended March 31, 2026 compared to $92.2 million in the three months ended March 31, 2025. Net operating revenues increased $9.4 million, or 15%, to $72.4 million in the three months ended March 31, 2026 compared to $63.0 million in the three months ended March 31, 2025.
Operating revenues derived from FX/CFD contracts increased $7.7 million, principally due to a 3% increase in ADV and a 9% increase in RPM.
Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $6.4 million, principally due to the acquisitions of Intercam and GEA during the three months ended December 31, 2025.
Interest and fee income earned on client balances increased $0.1 million versus the prior year.
Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 34% in the three months ended March 31, 2026 compared to 35% in the three months ended March 31, 2025.
Segment income increased $8.7 million, principally due to the increase in net operating revenues noted above, partially offset by a $1.0 million increase in non-variable expenses.
For the three months ended March 31, 2026, we calculated an allocation for overhead costs of $16.1 million for the Self-Directed/Retail segment compared to a $12.7 million allocation in the three months ended March 31, 2025.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Operating revenues decreased $12.9 million, or 6%, to $200.9 million in the six months ended March 31, 2026 compared to $213.8 million in the six months ended March 31, 2025. Net operating revenues decreased $21.6 million, or 14%, to $133.7 million in the six months ended March 31, 2026 compared to $155.3 million in the six months ended March 31, 2025.
Operating revenues derived from FX/CFD contracts decreased $19.5 million, principally due to a 21% decline in FX/CFD contracts RPM as compared to a very strong prior year period. This was partially offset by an 8% increase in FX/CFD contracts ADV.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $9.6 million, principally due to the acquisitions of Intercam and GEA during the three months ended December 31, 2025.
Interest and fee income earned on client balances decreased $0.1 million versus the prior year, primarily due to a decline in short-term interest rates.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 36% in the six months ended March 31, 2026 compared to 29% in the six months ended March 31, 2025, primarily as a result of the decline in FX/CFD operating revenues, which have a relatively low component of associated variable expenses.
Non-variable direct expenses were flat with the prior year period, as a $6.2 million settlement in the six months ended March 31, 2026, of a matter that was outstanding prior to the acquisition of Gain Capital Holdings, Inc. in 2020, was offset by declines in other non-variable direct expenses, including fixed compensation and benefits, trading systems and market information, professional fees and depreciation and amortization.

Segment income decreased $28.0 million, principally due to the decline in net operating revenues noted above. Segment income in the six months ended March 31, 2025 was favorably impacted by a $4.4 million class action settlement received.
For the six months ended March 31, 2026, we calculated an allocation for overhead costs of $30.9 million for the Self-Directed/Retail segment compared to a $25.3 million allocation in the six months ended March 31, 2025.
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

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	53.2	47.7	12%	107.0	102.1	5%
Commission and clearing fees	2.0	1.6	25%	4.3	3.4	26%
Consulting, management, account fees	0.5	0.5	—%	1.1	1.8	(39)%
Interest income	0.3	0.5	(40)%	0.6	1.1	(45)%
Total revenues	56.0	50.3	11%	113.0	108.4	4%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	56.0	50.3	11%	113.0	108.4	4%
Transaction-based clearing expenses	2.2	1.7	29%	4.2	3.5	20%
Introducing broker commissions	1.3	1.0	30%	2.3	1.9	21%
Interest expense	—	—	—%	—	—	—%
Net operating revenues	52.5	47.6	10%	106.5	103.0	3%
Variable compensation and benefits	8.8	8.8	—%	17.4	17.9	(3)%
Net contribution	43.7	38.8	13%	89.1	85.1	5%
Fixed compensation and benefits	5.3	7.4	(28)%	10.2	14.0	(27)%
Trading systems and market information	0.2	0.3	(33)%	0.4	0.7	(43)%
Professional fees	1.0	1.2	(17)%	1.4	1.9	(26)%
Non-trading technology and support	0.4	0.5	(20)%	0.7	1.0	(30)%
Selling and marketing	0.1	0.2	(50)%	0.2	0.3	(33)%
Travel and business development	0.2	0.3	(33)%	0.5	0.6	(17)%
Depreciation and amortization	1.3	1.2	8%	2.6	2.2	18%
Bad debts, net of recoveries	—	(0.1)	(100)%	—	—	—%
Shared services	2.5	2.1	19%	5.4	4.2	29%
Other fixed expenses	0.7	1.2	(42)%	1.4	1.6	(13)%
Total fixed compensation and other expenses	11.7	14.3	(18)%	22.8	26.5	(14)%
Other losses	(0.2)	—	n/m	(0.6)	—	n/m
Segment income	31.8	24.5	30%	65.7	58.6	12%
Allocation of overhead costs	4.1	5.7	(28)%	8.1	11.3	(28)%
Segment income, less allocation of overhead costs	$27.7	$18.8	47%	$57.6	$47.3	22%

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Payments	$55.9	$49.2	14%	$110.5	$106.0	4%
Other	0.1	1.1	(91)%	2.5	2.4	4%
	$56.0	$50.3	11%	$113.0	$108.4	4%

Volumes and Other Select Data:
Payments ADV (millions)	$92	$77	19%	$93	$81	15%
Payments RPM	$9,815	$10,526	(7)%	$9,589	$10,466	(8)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating revenues increased $5.7 million, or 11%, to $56.0 million in the three months ended March 31, 2026 compared to $50.3 million in the three months ended March 31, 2025. Net operating revenues increased $4.9 million, or 10%, to $52.5 million in the three months ended March 31, 2026 compared to $47.6 million in the three months ended March 31, 2025.
The increase in operating revenues was principally due to a 19% increase in ADV, partially offset by a 7% decline in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the three months ended March 31, 2026 compared to 23% in the three months ended March 31, 2025.
Segment income increased $7.3 million, principally driven by the increase in net operating revenues noted above, as well as a $2.6 million decline in non-variable direct expenses, primarily in non-variable compensation, partially offset by a $0.2 million loss on an equity investment, which is included in the Other loss line above.
For the three months ended March 31, 2026, we calculated an allocation for overhead costs of $4.1 million for the Payments segment compared to a $5.7 million allocation in the three months ended March 31, 2025.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Operating revenues increased $4.6 million, to $113.0 million in the six months ended March 31, 2026 compared to $108.4 million in the six months ended March 31, 2025. Net operating revenues increased $3.5 million, or 3%, to $106.5 million in the six months ended March 31, 2026 compared to $103.0 million in the six months ended March 31, 2025.
The increase in operating revenues was principally driven by a 15% increase in the ADV, partially offset by an 8% decline in RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 21% in both the six months ended March 31, 2026 and 2025.
Segment income increased $7.1 million, principally driven by the increase in net operating revenues noted above, as well as a $3.7 million decline in non-variable direct expenses, primarily in non-variable compensation, partially offset by a $0.6 million loss on an equity investment, which is included in the Other loss line above.
For the six months ended March 31, 2026, we calculated an allocation for overhead costs of $8.1 million for the Payments segment compared to a $11.3 million allocation in the six months ended March 31, 2025.

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
In addition, for the three and six months ended March 31, 2026 and 2025, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits:
Variable compensation and benefits	$26.1	$17.4	50%	$39.9	$38.9	3%
Fixed compensation and benefits	83.6	62.6	34%	162.5	130.2	25%
	109.7	80.0	37%	202.4	169.1	20%
Other expenses:
Occupancy and equipment rental	16.2	12.1	34%	29.8	24.2	23%
Non-trading technology and support	24.1	16.4	47%	46.8	32.2	45%
Professional fees	11.3	8.7	30%	24.2	17.6	38%
Depreciation and amortization	10.2	7.0	46%	20.0	13.6	47%
Communications	2.5	1.4	79%	5.1	2.9	76%
Selling and marketing	2.3	2.3	—%	5.9	3.2	84%
Trading systems and market information	6.6	3.5	89%	12.3	7.7	60%
Travel and business development	10.6	2.4	342%	15.1	5.2	190%
Other	10.1	5.1	98%	18.4	11.9	55%
	93.9	58.9	59%	177.6	118.5	50%
Overhead costs, before shared services	203.6	138.9	47%	380.0	287.6	32%
Shared services	(25.0)	(14.9)	68%	(47.1)	(30.3)	55%
Overhead costs, net of shared services	178.6	124.0	44%	332.9	257.3	29%
Allocation of overhead costs	(47.6)	(43.4)	10%	(92.4)	(86.1)	7%
Overhead costs, net of shared services, net of allocation to operating segments	$131.0	$80.6	63%	$240.5	$171.2	40%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Variable compensation and benefits increased related to incremental cost from acquisition-related headcount increases as well as higher operating performance.
The increase in non-variable compensation was partially related to a reorganization of IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option and restricted stock award grants to certain executive officers during fiscal 2025. Incremental cost from acquisitions completed since March 31, 2025 added $14.3 million of non-variable compensation expense.
During the three months ended March 31, 2026, non-variable compensation included $8.9 million of severance costs, principally related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities, as well as termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities.
Non-trading technology and support increased $7.7 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies. Incremental cost from acquired entities completed since March 31, 2025 added $2.8 million of expense.
Depreciation and amortization increased $3.2 million, principally due to an increase in the amortization of capitalized internally developed software related to various systems technologies. Incremental cost from acquired entities completed since March 31, 2025 added $1.1 million of expense.
Trading systems and market information increased $3.1 million, principally due to higher systems costs within our centralized operations. Incremental cost from acquired entities completed since March 31, 2025 added $1.2 million of expense.
Travel and business development increased $8.2 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since March 31, 2025 added $1.3 million of expense.
The increase in Other is principally due to increased non-income taxes and insurance costs. Incremental cost from acquired entities completed since March 31, 2025 added $2.3 million of expense.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Variable compensation and benefits increased 3%, as increased costs from acquisition-related headcount increases as well as higher operating performance was partially offset by the recovery of certain benefit liabilities established in the U.K. over the last three fiscal years.
The increase in non-variable compensation was partially related to a reorganization of IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option and restricted stock award grants to certain executive officers during fiscal 2025. Incremental cost from acquisitions completed since March 31, 2025 added $26.9 million of non-variable compensation expense.
During the six months ended March 31, 2026, non-variable compensation included $10.0 million of severance costs, principally related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities, as well as termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities. Fixed compensation and benefits for the six months ended March 31, 2025 included, in aggregate, $6.6 million related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Non-trading technology and support increased $14.6 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies. Incremental cost from acquired entities completed since March 31, 2025 added $6.1 million of expense.
Depreciation and amortization increased $6.4 million, principally due to an increase in the amortization of capitalized internally developed software related to various systems technologies. Incremental cost from acquired entities completed since March 31, 2025 added $2.4 million of expense.

Professional fees increased $6.6 million, principally due to an increase in audit, tax, and other legal fees on corporate matters. Incremental cost from acquired entities completed since March 31, 2025 added $2.2 million of expense.
Selling and marketing costs increased $2.7 million, principally related to the reorganization of certain centralized marketing personnel discussed above.
Travel and business development increased $9.9 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since March 31, 2025 added $1.0 million of expense.
The increase in Other is principally due to increased non-income taxes and insurance costs.
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
Regulatory
StoneX Financial Inc. and R.J. O’Brien & Associates, LLC are both registered as futures commission merchants with the CFTC and NFA, and members of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. and R.J. O’Brien & Associates, LLC have responsibilities to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. and R.J. O’Brien & Associates, LLC are subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC. In addition, StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and Municipal Securities Rulemaking Board (the “MSRB”). StoneX Financial Inc. is also subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
These rules specify the minimum amount of capital that must be available to support our clients’ account balances and open trading positions, including the amount of assets that StoneX Financial Inc., R.J. O’Brien & Associates, LLC, Gain Capital Group, LLC and StoneX Markets LLC must maintain in relatively liquid form. Further, the rules are designed to maintain general financial integrity and liquidity.
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
R.J. O’Brien Limited is regulated by the FCA. The regulations impose regulatory capital and liquidity, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances, for certain classes of client, must be segregated from the firm’s own assets.

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
StoneX Financial Pte. Ltd. is regulated by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of a Capital Markets Services License and a Payment Services License. StoneX Financial Pte. Ltd. is subject to the requirements of MAS pursuant to the Securities and Futures Act and the Payment Services Act 2019. The regulations include those that govern the treatment of client money and other assets which under certain circumstances must be segregated from the firm’s own assets.
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
As of March 31, 2026, we had total equity of $2,699.3 million, outstanding loans under revolving credit facilities and other payables to lenders of $564.8 million, and $1,160.3 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of March 31, 2026, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
StoneX Financial Inc., R.J. O’Brien & Associates, LLC, and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of March 31, 2026 and September 30, 2025, were $53.6 billion and $45.3 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $62.0 million and $40.5 million for the six months ended March 31, 2026 and 2025, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, we have not recognized a deferred tax liability on its investment in foreign subsidiaries.

Senior Secured Notes
On March 1, 2024, we issued $550.0 million in aggregate principal amount of the Notes due 2031, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain of our subsidiaries that guarantee our senior committed credit facility and certain of its domestic subsidiaries.
The Notes due 2031 will mature on March 1, 2031. Interest on the Notes due 2031 accrues at a rate of 7.875% per annum and is payable semiannually in arrears on September 1 and March 1 of each year. We incurred debt issuance costs of $7.6 million in connection with the issuance of the Notes due 2031, which are being amortized over the term of the notes.
On July 8, 2025, we issued $625.0 million in aggregate principal amount of the Notes due 2032, which are fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis, by certain of our subsidiaries that guarantee our senior committed credit facility and certain of its domestic subsidiaries. The Notes due 2032 will mature on July 15, 2032. Interest on the Notes due 2032 accrues at a rate of 6.875% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. On July 31, 2025, the net proceeds from the issuance of the Notes due 2032 were used to fund the cash portion of the purchase price of the RJO acquisition and to pay related fees and expenses.
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
Committed Credit Facilities
As of March 31, 2026, we had seven committed bank credit facilities, totaling $1,685.0 million, of which $412.3 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
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
•A subordinated credit facility which allows our subsidiary, R.J. O’Brien & Associates, LLC, to borrow up to $180.0 million. As of March 31, 2026, the outstanding tranches of borrowings mature at various dates through July 14, 2026. The facility matures in April 2027, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for R.J. O’Brien & Associates, LLC.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2026, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended March 31, 2026, interest expense directly attributable to trading activities includes $1,325.2 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $106.3 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended March 31, 2026. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of March 31, 2026 and September 30, 2025, we had $152.5 million and $153.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2026. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.
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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $1,269.2 million from $11,520.2 million as of September 30, 2025 to $12,789.4 million as of March 31, 2026. During the six months ended March 31, 2026, net cash of $1,536.9 million was provided by operating activities, $47.3 million was used in investing activities and net cash of $220.0 million was used in financing activities.
Net cash used in financing activities during the six months ended March 31, 2026 included outflows in the period related to deferred payments on acquisitions of $1.5 million, share withholdings of $9.9 million, and net repayments on short term loans of $210.9 million. Inflows included stock option exercises of $8.6 million.
In the broker-dealer and related trading industries, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and client commodity accounts may occur from day-to-day. A use of cash, as calculated on the condensed consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guaranty funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash.

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
We invest in our offerings and opportunistically expand our business. Investing activities included $36.5 million in capital expenditures for property and equipment during the six months ended March 31, 2026 compared to $28.9 million during the prior year. Additionally, we paid net cash of $5.7 million for acquisitions of assets and businesses in the current year and $5.0 million for a cost method investment.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $0.4 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of March 31, 2026 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.

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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of March 31, 2026 and September 30, 2025, at fair value of the related financial instruments, totaling $3,789.2 million and $2,919.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2026, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2026. The totals of $3,789.2 million and $2,919.8 million include a net liability of $441.0 million and $298.3 million for derivative contracts, including those designated as hedges, based on their fair value as of March 31, 2026 and September 30, 2025, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025.
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
Other Accounting Policies
Note 1 to the Condensed Consolidated Financial Statements included within the most recent Annual Report filed on Form 10-K includes our significant accounting policies. There have been no material changes to these policies.
Accounting Development Updates
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for our annual reporting in the fiscal year ending September 30, 2026. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance primarily will require enhanced disclosures about certain types of expenses. ASU 2024-03 is effective for our fiscal year ending September 30, 2027. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
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
Non-GAAP Financial Information
The following table reconciles net income to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	% Change	2025	2026	% Change	2025
(in millions)
Net income	$174.3	143%	$71.7	$313.3	100%	$156.8
Interest expense	487.6	47%	331.4	975.6	49%	652.8
Depreciation and amortization	26.9	72%	15.6	51.9	66%	31.3
Income tax expense	52.8	108%	25.4	98.7	73%	57.2
EBITDA	741.6	67%	444.1	1,439.5	60%	898.1
Amortization of share-based compensation	13.7	28%	10.7	28.0	27%	22.0
Interest expense attributable to trading activities	(461.1)	46%	(316.6)	(922.8)	48%	(622.8)
Other gains, net	2.7	n/m	—	3.1	n/m	(5.7)
Adjusted EBITDA	$296.9	115%	$138.2	$547.8	88%	$291.6

EBITDA, a non-GAAP measure used to measure operating performance, is defined as net income plus interest expense, depreciation and amortization, and income tax expense. Adjusted EBITDA represents EBITDA plus amortization of share-based compensation and less interest expense attributable to trading activities, including the credit facilities of our subsidiaries, gain on acquisitions, and other non-recurring gains and losses, net.
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
We believe EBITDA is helpful in highlighting the business’s trends because EBITDA excludes the results of decisions that are outside the control of management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we believe EBITDA may provide more comparability between the historical operating results that reflect purchase accounting and the new capital structure.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2026.

Marked-to-Market Revenues
Number of Days
45
40
35
30
25
20
15
10
5
0
2
2
13
32
41
16
11
2
5
2
$0 to $3,000
$3,000 to $6,000
$6,000 to $9,000
$9,000 to $12,000
$12,000 to $15,000
$15,000 to $18,000
$18,000 to $21,000
$21,000 to $24,000
$24,000 to $27,000
> $27,000
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of March 31, 2026, an immediate 25 basis point decrease in short-term interest rates would result in approximately $10.8 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of March 31, 2026, $564.8 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2026, $1,175.0 million of outstanding principal debt was fixed-rate long-term debt.
Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Principally, all sales are denominated in the currency of the subsidiary, while related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We have executed hedging transactions in relation to certain currencies to mitigate our exposure to volatility in certain foreign currency exchange rates. From time-to-time, we may consider entering into larger hedges in certain contracts or hedging transactions in additional currencies to mitigate our exposure to more foreign currency exchange rates. These hedging transactions may not be successful.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of March 31, 2026.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 13, 2025, our Board of Directors authorized the repurchase of up to 3.375 million split-adjusted shares of our outstanding common stock from time to time in open market purchases and private transactions, commencing on October 1, 2025 and ending on September 30, 2026. The repurchases are subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase activity for the three months ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2026 to January 31, 2026	945	$74.59	—	3,375,000
February 1, 2026 to February 28, 2026	—	—	—	3,375,000
March 1, 2026 to March 31, 2026	44,269	77.95	—	3,375,000
Total	45,214	$77.88	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described below.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Diego Rotsztain - Chief Governance and Legal Officer	Rule 10b5-1 trading arrangement	2/10/2026	6/8/2026 - 12/4/2026	8,856 shares, 67,500 options	Sales of shares, and exercise of stock options and sale of underlying shares
Mark Maurer - Chief Risk Officer	Rule 10b5-1 trading arrangement	2/12/2026	5/14/2026 - 12/4/2026	185,000 options	Exercise of stock options and sale of underlying shares
William Dunaway - Chief Financial Officer	Rule 10b5-1 trading arrangement	2/13/2026	5/15/2026 - 12/4/2026	225,000 options	Exercise of stock options and sale of underlying shares
Abbey Perkins - Chief Information Officer	Rule 10b5-1 trading arrangement	2/13/2026	6/8/2026 - 12/4/2026	7,930 shares, 8,875 options	Sales of shares, and exercise of stock options and sale of underlying shares
Sean O’Connor - Executive Vice-Chairman	Rule 10b5-1 trading arrangement	2/13/2026	5/15/2026 - 12/4/2026	370,000 options	Exercise of stock options and sale of underlying shares

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed as part of this report.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
StoneX Group Inc.

Date:	May 6, 2026	/s/ Philip Smith
Philip Smith
Chief Executive Officer

Date:	May 6, 2026	/s/ William Dunaway
William Dunaway
Chief Financial Officer