Form 10-Q
period 2026-06-30
StoneX Group Inc.
filed 2026-08-05
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 4, 2026, there were 120,616,735 shares of the registrant’s common stock outstanding.

StoneX Group Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
StoneX Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value and share amounts)	June 30, 2026	September 30, 2025
ASSETS
Cash and cash equivalents	$2,194.3	$1,605.8
Cash, securities and other assets segregated under federal and other regulations (including $888.5 million and $950.0 million at fair value at June 30, 2026 and September 30, 2025, respectively)	6,270.6	5,271.0
Collateralized transactions:
Securities purchased under agreements to resell	15,820.5	10,325.4
Securities borrowed	3,007.2	2,743.1
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net (including $5,414.0 million and $6,442.9 million at fair value at June 30, 2026 and September 30, 2025, respectively)	11,382.1	12,890.7
Receivable from clients, net (including $70.3 million and $58.1 million at fair value at June 30, 2026 and September 30, 2025, respectively)	1,329.2	1,333.9
Income taxes receivable	72.7	45.7
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $2,244.1 million and $1,165.8 million at June 30, 2026 and September 30, 2025, respectively)	11,135.0	8,604.4
Physical commodities inventory, net (including $413.5 million and $471.1 million at fair value at June 30, 2026 and September 30, 2025, respectively)	1,165.5	917.5
Deferred tax asset, net	27.6	32.0
Property and equipment, net	165.7	166.6
Operating right of use assets	176.9	161.9
Goodwill and intangible assets, net	735.0	736.2
Other assets	563.7	433.8
Total assets	$54,046.0	$45,268.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $57.5 million and $32.3 million at fair value at June 30, 2026 and September 30, 2025, respectively)	$876.7	$769.1
Operating lease liabilities	226.1	211.7
Payables to:
Clients (including $1,033.2 million and $530.7 million at fair value at June 30, 2026 and September 30, 2025, respectively)	21,161.0	19,864.1
Broker-dealers, clearing organizations and counterparties (including $27.0 million and $38.4 million at fair value at June 30, 2026 and September 30, 2025, respectively)	2,222.0	963.4
Lenders under loans	660.7	782.0
Senior secured borrowings, net	1,160.9	1,159.0
Income taxes payable	45.0	22.8
Deferred tax liability	100.5	96.9
Collateralized transactions:
Securities sold under agreements to repurchase	17,996.1	13,551.0
Securities loaned	2,955.7	2,550.8
Financial instruments sold, not yet purchased, at fair value	3,797.3	2,919.8
Total liabilities	51,202.0	42,890.6
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 126,225,774 issued and 119,995,698 outstanding at June 30, 2026 and 123,649,546 issued and 117,419,470 outstanding at September 30, 2025	1.3	1.3
Common stock in treasury, at cost. 6,230,076 shares at June 30, 2026 and September 30, 2025	(32.8)	(32.8)
Additional paid-in-capital	778.4	730.1
Retained earnings	2,136.0	1,694.8
Accumulated other comprehensive loss, net	(38.9)	(16.0)
Total equity	2,844.0	2,377.4
Total liabilities and stockholders' equity	$54,046.0	$45,268.0
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Sales of physical commodities	$38,772.3	$33,839.9	$120,758.3	$96,883.6
Principal gains, net	404.8	334.0	1,253.0	943.4
Commission and clearing fees	332.0	166.0	984.5	479.6
Consulting, management, and account fees	69.6	46.2	214.7	138.3
Interest income	614.3	442.7	1,773.3	1,209.9
Total revenues	40,193.0	34,828.8	124,983.8	99,654.8
Cost of sales of physical commodities	38,725.0	33,804.5	120,510.8	96,730.2
Operating revenues	1,468.0	1,024.3	4,473.0	2,924.6
Transaction-based clearing expenses	144.3	94.9	429.6	273.2
Introducing broker commissions	93.1	49.7	283.7	139.5
Interest expense	484.1	371.3	1,406.9	994.1
Interest expense on corporate funding	26.8	20.1	79.6	50.1
Net operating revenues	719.7	488.3	2,273.2	1,467.7
Compensation and other expenses:
Compensation and benefits	393.8	267.3	1,156.9	786.9
Trading systems and market information	25.7	21.3	76.5	60.8
Professional fees	5.9	23.9	57.1	59.4
Non-trading technology and support	30.1	21.1	85.1	61.7
Occupancy and equipment rental	16.3	14.3	50.3	40.4
Selling and marketing	16.6	13.0	44.7	38.4
Travel and business development	10.9	7.9	39.5	23.4
Communications	3.3	2.2	10.7	6.4
Depreciation and amortization	26.9	14.9	78.8	46.2
Bad debts, net of recoveries	(1.0)	0.4	12.6	2.3
Other	29.7	15.1	84.4	46.6
Total compensation and other expenses	558.2	401.4	1,696.6	1,172.5
Other (losses)/gains, net	(1.7)	(1.3)	(4.8)	4.4
Income before tax	159.8	85.6	571.8	299.6
Income tax expense	31.9	22.2	130.6	79.4
Net income	$127.9	$63.4	$441.2	$220.2
Earnings per share:
Basic	$1.07	$0.57	$3.72	$2.02
Diluted	$1.00	$0.54	$3.49	$1.92
Weighted-average number of common shares outstanding:
Basic	115,856,734	106,010,592	114,793,795	105,240,726
Diluted	124,482,194	112,392,368	122,666,708	110,931,142
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$127.9	$63.4	$441.2	$220.2
Other comprehensive (loss)/gain, net of tax:
Foreign currency translation adjustment	(0.9)	11.3	(0.8)	5.0
Cash flow hedges	(3.9)	6.3	(22.1)	6.0
Total other comprehensive (loss)/gain, net of tax	(4.8)	17.6	(22.9)	11.0
Comprehensive income	$123.1	$81.0	$418.3	$231.2
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$441.2	$220.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.8	46.2
Amortization of right of use assets	21.5	19.1
Bad debts, net of recoveries	12.6	2.3
Deferred income taxes	18.8	12.0
Amortization and extinguishment of debt issuance costs	3.6	3.1
Amortization of share-based compensation expense	42.3	35.2
Loss on disposal of property and equipment	2.5	—
Accretion of deferred consideration	6.6	—
Adjustment to fair value of deferred consideration	1.1	—
Loss on equity method investment	0.8	—
Changes in operating assets and liabilities, net:
Securities and other assets segregated under federal and other regulations	29.6	38.4
Securities purchased under agreements to resell	(5,495.1)	(2,957.8)
Securities borrowed	(264.1)	(823.9)
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	39.2	37.5
Receivables from clients, net	(6.7)	49.1
Income taxes receivable	(34.5)	(36.7)
Financial instruments owned, at fair value	(2,538.7)	(2,194.1)
Physical commodities inventory, net	(248.0)	(22.6)
Other assets	(128.8)	(73.6)
Accounts payable and other accrued liabilities	80.6	71.8
Operating lease liabilities	(22.7)	(11.7)
Payables to clients	1,296.9	610.9
Payables to broker-dealers, clearing organizations, and counterparties	1,258.5	(231.2)
Income taxes payable	25.8	(0.2)
Securities sold under agreements to repurchase	4,445.1	4,794.1
Securities loaned	404.9	416.2
Financial instruments sold, not yet purchased, at fair value	856.7	854.6
Net cash provided by operating activities	328.5	858.9
Cash flows from investing activities:
Cash paid for acquisitions of businesses and assets, net of cash acquired	(5.7)	(13.8)
Purchase of exchange memberships and common stock	(0.1)	(0.2)
Sale of exchange memberships and stock	1.7	—
Cost method investment	(5.0)	—
Purchases of property and equipment	(52.7)	(44.9)
Net cash used in investing activities	(61.8)	(58.9)
Cash flows from financing activities:
Net change in payables to lenders under loans with maturities 90 days or less	(115.0)	13.9
Repayments of note payable	(6.3)	—
Deferred consideration payments	(3.4)	(21.1)
Shares withheld to cover taxes on vesting of equity awards	(13.7)	(6.4)
Exercise of stock options	19.7	9.7
Net cash used in financing activities	(118.7)	(3.9)
Effect of exchange rates on cash, segregated cash, cash equivalents, and segregated cash equivalents	(1.1)	4.4
Net increase in cash, segregated cash, cash equivalents, and segregated cash equivalents	146.9	800.5
Cash, segregated cash, cash equivalents, and segregated cash equivalents at beginning of period	11,520.2	6,672.6
Cash, segregated cash, cash equivalents, and segregated cash equivalents at end of period	$11,667.1	$7,473.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,395.9	$1,016.8
Income taxes paid, net of cash refunds	$120.0	$100.7
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$33.0	$11.3
Additional consideration payable related to acquisitions	$22.7	$3.2
Acquisition consideration paid in silver bullion	$2.6	$12.6
Acquisition of business:
Assets acquired	$19.5	$29.0
Liabilities assumed	11.6	8.1
Total net assets acquired	$7.9	$20.9
See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

The following table provides a reconciliation of cash, segregated cash, cash equivalents, and segregated cash equivalents reported within the Condensed Consolidated Balance Sheets.

	June 30,
(in millions)	2026	2025
Cash and cash equivalents	$2,194.3	$1,313.1
Cash segregated under federal and other regulations(1)	5,382.0	2,910.9
Securities segregated under federal and other regulations(2)	447.1	—
Cash segregated and deposited with or pledged to exchange-clearing organizations and other futures commission merchants (“FCMs”)(3)	3,382.3	2,507.0
Securities segregated and pledged to exchange-clearing organizations(4)	261.4	742.1
Total cash, segregated cash, cash equivalents, and segregated cash equivalents shown in the condensed consolidated statements of cash flows	$11,667.1	$7,473.1

(1) Represents segregated client cash held at third-party banks included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(2) Represents segregated client United States (“U.S.”) Treasury obligations and U.S. government agency obligations. Excludes segregated commodity warehouse receipts, segregated U.S. Treasury obligations with acquired maturities of greater than 90 days, and other assets, combined totaling $441.5 million and $13.4 million as of June 30, 2026 and 2025, respectively, included within Cash, securities and other assets segregated under federal and other regulations on the Condensed Consolidated Balance Sheets.

(3) Represents segregated client cash on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes non-segregated cash and other assets, combined totaling $3,169.5 million and $1,982.2 million as of June 30, 2026 and 2025, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

(4) Represents segregated client U.S. Treasury obligations and U.S. government agency obligations on deposit with, or pledged to, exchange clearing organizations and other FCMs. Excludes segregated securities pledged to exchange-clearing organizations with acquired maturities greater than 90 days and other assets, combined totaling $4,568.9 million and $2,649.3 million as of June 30, 2026 and 2025, respectively, included within Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net on the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

StoneX Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2025	$1.3	$(69.3)	$436.1	$1,545.7	$(31.8)	$1,882.0
Net income	—	—	—	63.4	—	63.4
Other comprehensive gain, net of tax	—	—	—	—	17.6	17.6
Exercise of stock options	—	—	4.9	—	—	4.9
Shares withheld to cover taxes on vesting of equity awards	—	—	(2.3)	—	—	(2.3)
Share-based compensation	—	—	13.2	—	—	13.2
Balances as of June 30, 2025	$1.3	$(69.3)	$451.9	$1,609.1	$(14.2)	$1,978.8

	Three Months Ended June 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of March 31, 2026	$1.3	$(32.8)	$756.8	$2,008.1	$(34.1)	$2,699.3
Net income	—	—	—	127.9	—	127.9
Other comprehensive loss, net of tax	—	—	—	—	(4.8)	(4.8)
Exercise of stock options	—	—	11.1	—	—	11.1
Shares withheld to cover taxes on vesting of equity awards	—	—	(3.8)	—	—	(3.8)
Share-based compensation	—	—	14.3	—	—	14.3
Balances as of June 30, 2026	$1.3	$(32.8)	$778.4	$2,136.0	$(38.9)	$2,844.0

	Nine Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2024	$1.3	$(69.3)	$413.4	$1,388.9	$(25.2)	$1,709.1
Net income	—	—	—	220.2	—	220.2
Other comprehensive gain, net of tax	—	—	—	—	11.0	11.0
Exercise of stock options	—	—	9.7	—	—	9.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(6.4)	—	—	(6.4)
Share-based compensation	—	—	35.2	—	—	35.2
Balances as of June 30, 2025	$1.3	$(69.3)	$451.9	$1,609.1	$(14.2)	$1,978.8

	Nine Months Ended June 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balances as of September 30, 2025	$1.3	$(32.8)	$730.1	$1,694.8	$(16.0)	$2,377.4
Net income	—	—	—	441.2	—	441.2
Other comprehensive loss, net of tax	—	—	—	—	(22.9)	(22.9)
Exercise of stock options	—	—	19.7	—	—	19.7
Shares withheld to cover taxes on vesting of equity awards	—	—	(13.7)	—	—	(13.7)
Share-based compensation	—	—	42.3	—	—	42.3
Balances as of June 30, 2026	$1.3	$(32.8)	$778.4	$2,136.0	$(38.9)	$2,844.0

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
Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions in the current year relate to fair value measurements for financial instruments, revenue recognition, valuation of inventories, and income taxes. The Company reviews all significant estimates affecting the financial statements on a recurring basis and makes necessary adjustments to the financial statements presented within this Form 10-Q. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from estimates. Estimates and assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, using information reasonably available to the Company as of June 30, 2026 and through the date of this Form 10-Q.

Common Stock Splits
On March 20, 2026, the Company completed a 3-for-2 split of its common stock, effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on March 20, 2026, to stockholders of record at the close of business on March 10, 2026. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on March 11, 2026. All share and per share amounts contained herein were retroactively adjusted for this stock split in the Form 10-Q for the Quarterly Period Ended March 31, 2026. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional paid-in-capital to Common stock.
On May 26, 2026, the Company’s Board of Directors approved a 3-for-2 split of its common stock, effected as a stock dividend entitling each shareholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on July 17, 2026, to stockholders of record at the close of business on July 7, 2026. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on July 17, 2026. Although the stock split occurred subsequent to June 30, 2026, all share and per share amounts contained herein have been retroactively adjusted for this stock split, as a result of the stock split being effective prior to the issuance of the financial statements. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional paid-in-capital to Common stock.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2026	2025	2026	2025
Numerator:
Net income	$127.9	$63.4	$441.2	$220.2
Less: Allocation to participating securities	(3.7)	(2.4)	(13.7)	(7.3)
Net income allocated to common stockholders	$124.2	$61.0	$427.5	$212.9
Denominator:
Weighted average number of:
Common shares outstanding	115,856,734	106,010,592	114,793,795	105,240,726
Dilutive potential common shares outstanding:
Share-based awards	8,625,460	6,381,776	7,872,913	5,690,416
Diluted weighted-average common shares	124,482,194	112,392,368	122,666,708	110,931,142
The dilutive effect of share-based awards is reflected in diluted net income per share by applying the treasury stock method, which includes consideration of unamortized share-based compensation expense.
Options to purchase 213,371 and 959,294 shares of common stock for the three months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive. Options to purchase 627,101 and 1,171,539 shares of common stock for the nine months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.
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
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market participants. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity.
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
Financial instruments owned and sold, not yet purchased include the fair value of equity securities, which includes common, preferred, and foreign ordinary shares, American Depositary Receipts (“ADRs”), Global Depositary Receipts (“GDRs”), and exchange-traded funds (“ETFs”), corporate and municipal bonds, U.S. Treasury obligations, U.S. government agency obligations, foreign government obligations, agency mortgage-backed obligations, asset-backed obligations, derivative financial instruments, commodities warehouse receipts, exchange firm common stock, and investments in managed funds. The fair value of exchange firm common stock is determined by quoted market prices.
Cash equivalents, debt and equity securities, commodities warehouse receipts, physical commodities inventory, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed in three levels in the fair value hierarchy.
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
Physical commodities inventory includes precious metals that are a part of the trading activities of a regulated broker-dealer subsidiary. The physical commodities held by the broker-dealer are recorded at fair value using exchange-quoted prices. Physical commodities inventory also includes agricultural commodities that are a part of the trading activities of non-broker dealer subsidiaries and are recorded at net realizable value using exchange-quoted prices adjusted for basis differences. The fair value of precious metals physical commodities inventory is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy. The fair value of agricultural physical commodities inventory and the related OTC firm sale and purchase commitments are generally based upon exchange-quoted prices, adjusted for basis or differences in local markets, broker or dealer quotations or market transactions in either listed or OTC markets. Exchange-quoted prices are adjusted for location and quality because the exchange-quoted prices for agricultural and energy related products represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis or local market adjustments are observable inputs or have an insignificant impact on the measurement of fair value and, therefore, the agricultural physical commodities inventory, as well as the related OTC forward firm sale and purchase commitments have been included within Level 2 of the fair value hierarchy.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2026 and September 30, 2025 and through the dates of the respective reports. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2026 and September 30, 2025 by level in the fair value hierarchy. All fair value measurements were performed on a recurring basis as of June 30, 2026 and September 30, 2025.

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$22.1	$—	$—	$—	$22.1
Money market mutual funds and other	54.5	—	—	—	54.5
Cash and cash equivalents	76.6	—	—	—	76.6
Commodities warehouse receipts	19.6	—	—	—	19.6
U.S. government agency obligations	—	110.8	—	—	110.8
U.S. Treasury obligations	758.1	—	—	—	758.1
Securities and other assets segregated under federal and other regulations	777.7	110.8	—	—	888.5
U.S. Treasury obligations	3,117.7	—	—	—	3,117.7
U.S. government agency obligations	—	1,712.2	—	—	1,712.2
To be announced and forward settling securities	—	47.7	—	(36.5)	11.2
Foreign government obligations	23.4	—	—	—	23.4
Derivatives	5,053.1	1,744.5	—	(6,248.1)	549.5
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,194.2	3,504.4	—	(6,284.6)	5,414.0
Receivables from clients, net - Derivatives	589.8	613.3	—	(1,132.8)	70.3
Equity securities	1,066.1	11.7	—	—	1,077.8
Corporate and municipal bonds	—	586.9	—	—	586.9
U.S. Treasury obligations	1,162.5	—	—	—	1,162.5
U.S. government agency obligations	—	836.1	—	—	836.1
Foreign government obligations	—	4.6	—	—	4.6
Agency mortgage-backed obligations	—	6,739.9	—	—	6,739.9
Asset-backed obligations	—	175.4	—	—	175.4
Derivatives	—	912.8	—	(677.7)	235.1
Commodities warehouse receipts	223.2	—	—	—	223.2
Exchange firm common stock	25.4	—	—	—	25.4
Cash flow hedges	—	1.3	—	—	1.3
Mutual funds and other	64.5	—	2.3	—	66.8
Financial instruments owned	2,541.7	9,268.7	2.3	(677.7)	11,135.0
Physical commodities inventory	187.9	225.6	—	—	413.5
Total assets at fair value	$12,367.9	$13,722.8	$2.3	$(8,095.1)	$17,997.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$57.5	$—	$57.5
Payables to clients - Derivatives	4,695.2	1,182.1	—	(4,844.1)	1,033.2
To be announced and forward settling securities	—	72.3	—	(37.9)	34.4
Derivatives	831.6	1,703.5	—	(2,542.5)	(7.4)
Payable to broker-dealers, clearing organizations and counterparties	831.6	1,775.8	—	(2,580.4)	27.0
Equity securities	647.2	12.5	—	—	659.7
Corporate and municipal bonds	—	202.9	—	—	202.9
U.S. Treasury obligations	2,492.7	—	—	—	2,492.7
Agency mortgage-backed obligations	—	0.1	—	—	0.1
Derivatives	3.1	1,044.0	—	(627.1)	420.0
Cash flow hedges	—	21.8	—	—	21.8
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	3,143.0	1,281.3	0.1	(627.1)	3,797.3
Total liabilities at fair value	$8,669.8	$4,239.2	$57.6	$(8,051.6)	$4,915.0
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Certificates of deposit	$10.3	$—	$—	$—	$10.3
Money market mutual funds	94.8	—	—	—	94.8
Cash and cash equivalents	105.1	—	—	—	105.1
Commodities warehouse receipts	145.4	—	—	—	145.4
U.S. government agency obligations	—	110.7	—	—	110.7
U.S. Treasury obligations	693.9	—	—	—	693.9
Securities and other assets segregated under federal and other regulations	839.3	110.7	—	—	950.0
U.S. Treasury obligations	5,210.9	—	—	—	5,210.9
U.S. government agency obligations	—	1,103.1	—	—	1,103.1
To be announced and forward settling securities	—	34.9	—	(30.1)	4.8
Foreign government obligations	21.2	—	—	—	21.2
Derivatives	3,208.2	3,508.7	—	(6,614.0)	102.9
Deposits with and receivables from broker-dealers, clearing organizations and counterparties, net	8,440.3	4,646.7	—	(6,644.1)	6,442.9
Receivables from clients, net - Derivatives	61.2	506.5	—	(509.6)	58.1
Equity securities	556.0	6.7	—	—	562.7
Corporate and municipal bonds	—	485.7	—	—	485.7
U.S. Treasury obligations	678.8	—	—	—	678.8
U.S. government agency obligations	—	701.9	—	—	701.9
Foreign government obligations	—	4.1	—	—	4.1
Agency mortgage-backed obligations	—	5,378.9	—	—	5,378.9
Asset-backed obligations	—	373.4	—	—	373.4
Derivatives	—	658.4	—	(468.0)	190.4
Commodities warehouse receipts	144.6	—	—	—	144.6
Exchange firm common stock	47.0	—	—	—	47.0
Cash flow hedges	—	9.5	—	—	9.5
Mutual funds and other	25.1	—	2.3	—	27.4
Financial instruments owned	1,451.5	7,618.6	2.3	(468.0)	8,604.4
Physical commodities inventory	221.8	249.3	—	—	471.1
Total assets at fair value	$11,119.2	$13,131.8	$2.3	$(7,621.7)	$16,631.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3
Payables to clients - Derivatives	3,113.1	904.1	—	(3,486.5)	530.7
To be announced and forward settling securities	—	76.0	—	(26.1)	49.9
Derivatives	197.5	3,481.1	—	(3,690.1)	(11.5)
Payable to broker-dealers, clearing organizations and counterparties	197.5	3,557.1	—	(3,716.2)	38.4
Equity securities	367.3	4.4	—	—	371.7
Corporate and municipal bonds	—	264.1	—	—	264.1
U.S. Treasury obligations	1,983.2	—	—	—	1,983.2
U.S. government agency obligations	—	1.3	—	—	1.3
Agency mortgage-backed obligations	—	1.1	—	—	1.1
Derivatives	6.3	682.6	—	(391.6)	297.3
Cash flow hedges	—	1.0	—	—	1.0
Other	—	—	0.1	—	0.1
Financial instruments sold, not yet purchased	2,356.8	954.5	0.1	(391.6)	2,919.8
Total liabilities at fair value	$5,667.4	$5,415.7	$32.4	$(7,594.3)	$3,521.2
(1)Represents cash collateral and the impact of netting across each level of the fair value hierarchy.
Realized and unrealized gains and losses are included in Principal gains, net, Interest income, and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

Additional disclosures about the fair value of financial instruments that are not carried on the Condensed Consolidated Balance Sheets at fair value
Many, but not all, of the financial instruments that the Company holds are recorded at fair value in the Condensed Consolidated Balance Sheets. The following represents financial instruments for which the ending balance at June 30, 2026 and September 30, 2025 was not carried at fair value on the Condensed Consolidated Balance Sheets in accordance with U.S. GAAP:
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
Senior secured borrowings, net: Senior secured borrowings, net includes the Company’s 7.875% Senior Secured Notes due 2031 (the “Notes due 2031”) and the Company’s 6.875% Senior Secured Notes due 2032 (the “Notes due 2032”), as further described in Note 9, with carrying values of $544.9 million and $616.0 million, respectively, as of June 30, 2026. The carrying values of the Notes due 2031 and Notes due 2032 represent their principal amount net of unamortized deferred financing costs. As of June 30, 2026, the Notes due 2031 and Notes due 2032 had fair values of $576.7 million and $642.2 million, respectively. They were classified as Level 2 under the fair value hierarchy.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2026 and September 30, 2025 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2026. The total Financial instruments sold, not yet purchased of $3,797.3 million and $2,919.8 million as of June 30, 2026 and September 30, 2025, respectively, includes $420.0 million and $297.3 million for derivative contracts not designated as hedges, respectively, which represented a liability to the Company based on their fair values as of June 30, 2026 and September 30, 2025.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2026 and September 30, 2025. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2026		September 30, 2025
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,221.1	$4,105.0	$2,487.3	$2,528.6
OTC commodity derivatives	2,589.5	3,333.7	3,580.7	3,517.4
Exchange-traded foreign exchange derivatives	5.5	5.5	7.5	7.5
OTC foreign exchange derivatives	349.0	308.3	749.5	1,264.0
Exchange-traded interest rate derivatives	870.1	873.2	361.2	367.4
OTC interest rate derivatives	94.5	100.7	148.3	148.3
Exchange-traded equity index derivatives	546.2	546.2	413.4	413.4
OTC equity and indices derivatives	237.6	186.9	195.1	138.1
To be announced (“TBA”) and forward settling securities	47.7	72.3	34.9	76.0
Subtotal	8,961.2	9,531.8	7,977.9	8,460.7
Derivative contracts designated as hedging instruments:
Interest rate contracts	—	20.1	—	—
Foreign currency forward contracts	1.3	1.7	9.5	1.0
Subtotal	1.3	21.8	9.5	1.0
Gross fair value of derivative contracts	$8,962.5	$9,553.6	$7,987.4	$8,461.7
Impact of netting and collateral	(8,095.1)	(8,051.6)	(7,621.7)	(7,594.3)
Total fair value included in Deposits with and receivables from broker-dealers, clearing organizations, and counterparties, net	$560.7		$107.7
Total fair value included in Receivable from clients, net	$70.3		$58.1
Total fair value included in Financial instruments owned, at fair value	$236.4		$199.9
Total fair value included in Payables to clients		$1,033.2		$530.7
Total fair value included in Payables to broker-dealers, clearing organizations and counterparties		$27.0		$38.4
Total fair value included in Financial instruments sold, not yet purchased, at fair value		$441.8		$298.3
(1)As of June 30, 2026 and September 30, 2025, the Company’s derivative contract volume for open positions was approximately 16.8 million and 19.2 million contracts, respectively.
The Company’s derivative contracts are principally held in its Institutional, Commercial, and Self-Directed/Retail segments. The Company provides its Institutional segment clients access to exchanges at which they can carry out their trading strategies. The Company assists its Commercial segment clients in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial segment clients with exchange products, including combinations of buying and selling puts and calls. In its Self-Directed/Retail segment, the Company provides its retail clients with access to spot foreign exchange, precious metals trading, as well as contracts for difference (“CFD”) and spread bets, where permitted. The Company mitigates its risk by generally offsetting the client’s transaction simultaneously with one of the Company’s trading counterparties or by offsetting that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, other derivatives, or cash collateral paid or received.
Hedging Activities
The Company uses foreign currency derivatives, in the form of forward contracts, to hedge risk related to the variability in exchange rates relative to certain of the Company’s non-USD expenditures. These hedges are designated cash flow hedges, through which the Company mitigates variability in exchange rates by exchanging foreign currency for USD at fixed exchange rates at a pre-determined future date, or several cash flows at several pre-determined future dates. While the forward contracts mitigate exchange rate variability risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its forward contracts with highly-rated, multi-national institutions. These hedges will all mature within 2 years of June 30, 2026.

The Company also uses interest rate derivatives, in the form of swaps, to hedge risk related to variability in overnight rates. These hedges are designated cash flow hedges, through which the Company mitigates uncertainty in its interest income by converting floating-rate interest income to fixed-rate interest income. While the swaps mitigate interest rate risk, they do introduce credit risk, which is the possibility that the Company’s trading counterparty fails to meet its obligation. The Company minimizes this risk by entering into its swaps with highly-rated, multi-national institutions. In addition to credit risk, there is limited market risk associated with the swap positions. The Company’s market risk is limited, because any amounts the Company must pay from having exchanged variable interest will be funded by the variable interest the Company receives on its deposits. These hedges will all mature within 2 years of June 30, 2026.
The Company assesses the effectiveness of its hedges at each reporting period to identify any required reclassifications into current earnings. During the three and nine months ended June 30, 2026 and 2025, the Company did not designate any portion of its hedges as ineffective and thus did not have any values in current earnings related to ineffective hedges.
The fair values of derivative instruments designated for hedging held as of June 30, 2026 and September 30, 2025 are as follows:

		June 30, 2026	September 30, 2025
(in millions)	Balance Sheet Location	Fair Value	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments owned, net	$—	$—
Foreign currency forward contracts	Financial instruments owned, net	1.3	9.5
Total derivatives designated as hedging instruments		$1.3	$9.5

Derivative assets expected to be released from Other comprehensive income into current earnings:
Foreign currency forward contracts		$0.9	$8.0
Total expected to be released from Other comprehensive income into earnings		$0.9	$8.0

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Financial instruments sold, not yet purchased	$20.1	$—
Foreign currency forward contracts	Financial instruments sold, not yet purchased	1.7	1.0
Total derivatives designated as hedging instruments		$21.8	$1.0

Derivative liabilities expected to be released from Other comprehensive income into current earnings:
Interest rate contracts		$5.7	$—
Foreign currency forward contracts		1.0	—
Total expected to be released from Other comprehensive income into earnings		$6.7	$—

The notional values of derivative instruments designated for hedging held as of June 30, 2026 and September 30, 2025 are as follows:

	June 30, 2026		September 30, 2025
(in millions)	Notional Value		Notional Value
Derivatives designated as hedging instruments:
Interest rate contracts		$2,550.0		$—
Foreign currency forward contracts:
Foreign currency forward contracts to purchase Polish Zloty:
Local currency	zł	210.0	zł	180.0
USD		$55.3		$45.0
Foreign currency forward contracts to purchase British Pound Sterling:
Local currency		£124.0		£93.0
USD		$165.4		$120.4

The Condensed Consolidated Income Statement effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2026 and 2025 are as follows:

(in millions)	Income Statement Location	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest income	$(1.2)	$—
Foreign currency forward contracts	Compensation and benefits	(1.0)	6.1
Total derivatives designated as hedging instruments		$(2.2)	$6.1

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

(in millions)	Income Statement Location	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Total gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income:
Interest rate contracts	Interest Income	$(3.4)	$(0.2)
Foreign currency forward contracts	Compensation and benefits	5.7	9.3
Total derivatives designated as hedging instruments		$2.3	$9.1

Amount of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction that is no longer probable of occurring		$—	$—

The accumulated other comprehensive income effects of derivative instruments designated for hedging held for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(5.1)	$—
Foreign currency forward contracts	1.1	6.3
Total	$(4.0)	$6.3

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivatives, net of tax
(in millions)	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(15.3)	$0.1
Foreign currency forward contracts	(6.8)	5.9
Total	$(22.1)	$6.0
The following table sets forth the Company’s net gains/(losses) related to derivative financial instruments for the three and nine months ended June 30, 2026 and 2025 in accordance with the Derivatives and Hedging Topic of the ASC. The net gains/(losses) set forth below are included in Principal gains, net and Cost of sales of physical commodities in the Condensed Consolidated Income Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Commodities	$50.8	$89.2	$262.6	$275.2
Foreign exchange	11.7	39.3	48.4	106.4
Interest rate, equities, and indices	22.7	33.5	74.1	83.4
To be announced and forward settling securities	(16.0)	22.5	(11.8)	41.3
Net gains from derivative contracts	$69.2	$184.5	$373.3	$506.3

During the nine months ended June 30, 2026, Commodities is net of credit valuation allowances of $9.3 million related to the non-performance of a counterparty under derivative contracts in precious metals.
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
The Company is a party to financial instruments in the normal course of its business through client and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures, OTC swaps and options and spot and forward foreign currency contracts on behalf of its clients, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event that margin requirements are not sufficient to fully cover losses which clients may incur. The Company controls the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require clients to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for clients, which are monitored daily. The Company evaluates each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both clients and exchanges are subject to master netting, or client agreements, which reduce the exposure to the Company by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2026 and September 30, 2025 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure.
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
Note 5 – Allowance for Doubtful Accounts
The allowance for doubtful accounts related to Receivables from clients was $60.8 million and $53.9 million as of June 30, 2026 and September 30, 2025, respectively. The Company had no allowance for doubtful accounts related to Deposits with and receivables from broker-dealers, clearing organizations, and counterparties as of June 30, 2026 and September 30, 2025.
Activity in the allowance for doubtful accounts for the nine months ended June 30, 2026 was as follows:

(in millions)
Balance as of September 30, 2025	$53.9
Provision for bad debts(1)	12.9
Allowance charge-offs	(5.8)
Other	(0.2)
Balance as of June 30, 2026	$60.8
(1) A recovery of $0.3 million is included in bad debt expense for the nine months ended June 30, 2026 on the Condensed Consolidated Income Statements, which is not included in the allowance.

Note 6 – Physical Commodities Inventory
The Company’s inventories consist of physical commodities as shown below:

(in millions)	June 30, 2026	September 30, 2025
Physical Agriculture and Energy	$225.6	$249.3
Precious metals - held by broker-dealer subsidiary	187.9	221.8
Precious metals - held by non-broker-dealer subsidiaries(1)	752.0	446.4
Physical commodities inventory, net	$1,165.5	$917.5
(1)Includes the following:
Raw materials	$24.6	$4.6
Work in process	$89.3	$48.6
Physical Agriculture and Energy inventory consists of agricultural commodity inventories, including corn, soybeans, wheat, dried distillers grain, canola, sorghum, coffee, cocoa, cotton, and various energy commodity inventories. Agricultural inventories have reliable, readily determinable and realizable market prices, have relatively insignificant costs of disposal and are available for immediate delivery. The Company records changes to these values in Cost of sales of physical commodities on the Condensed Consolidated Income Statements.
Note 7 – Goodwill
Goodwill allocated to the Company’s operating segments is as follows:

(in millions)	June 30, 2026	September 30, 2025
Commercial	$115.0	$115.6
Institutional	162.6	167.0
Self-Directed/Retail	6.1	5.7
Payments	18.1	10.0
Total Goodwill	$301.8	$298.3
The Company recorded additional goodwill and adjustments to goodwill during the nine months ended June 30, 2026 related to the purchase price allocation for the following acquisitions, as further discussed in Note 17 (in millions):

Acquisition	Reportable Segment	Goodwill
Intercam Advisors, Inc. and Intercam Securities, Inc.	Self-Directed/Retail	$0.4
Plantureux et Associés	Commercial	2.9
WCS International Limited	Payments	8.0
R.J. O’Brien & Associates, LLC (1)	Commercial	(3.4)
R.J. O’Brien & Associates, LLC(1)	Institutional	(4.4)
	Total Goodwill Recorded	$3.5
(1) These amounts represent current period adjustments related to this acquisition, which was completed during the year ended September 30, 2025.

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows (in millions):

	June 30, 2026			September 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade/domain names and other licenses	$7.1	$(4.3)	$2.8	$10.6	$(4.9)	$5.7
Software programs/platforms	2.4	(2.4)	—	2.4	(2.0)	0.4
Client and supplier base	465.7	(41.2)	424.5	445.0	(19.2)	425.8
Total intangible assets subject to amortization	475.2	(47.9)	427.3	458.0	(26.1)	431.9

Intangible assets not subject to amortization
Website domains	2.2	—	2.2	2.3	—	2.3
Business licenses	3.7	—	3.7	3.7	—	3.7
Total intangible assets not subject to amortization	5.9	—	5.9	6.0	—	6.0
Total intangible assets	$481.1	$(47.9)	$433.2	$464.0	$(26.1)	$437.9
Amortization expense related to intangible assets was $8.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $26.5 million and $3.6 million for the nine months ended June 30, 2026 and 2025, respectively.
The Company wrote off $4.6 million of fully amortized intangible assets during the nine months ended June 30, 2026.
As of June 30, 2026, estimated future amortization expense was as follows:

(in millions)
Fiscal 2026 (remaining months)	$7.9
Fiscal 2027	31.1
Fiscal 2028	30.0
Fiscal 2029	29.2
Fiscal 2030 and thereafter	329.1
Total intangible assets subject to amortization	$427.3
Note 9 – Credit Facilities
Committed Credit Facilities
The Company and its subsidiaries have committed credit facilities under which they may borrow up to $1,760.0 million, subject to the terms and conditions of these facilities. The amounts outstanding under these credit facilities carry variable rates of interest, thus approximating fair value. The committed credit facilities generally have covenant requirements that relate to various leverage, debt to net worth, fixed charge, tangible net worth, excess net capital, or profitability measures. The Company and its subsidiaries were in compliance with all relevant covenants as of June 30, 2026.
Uncommitted Credit Facilities
The Company has access to certain uncommitted financing agreements that support its ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions.
Subordinated Credit Facility
On June 1, 2026, the Company’s subsidiary, StoneX Financial Inc., established a subordinated credit facility which allows it to borrow up to $155.0 million. This facility replaced the R.J. O’Brien & Associates, LLC subordinated credit facility which allowed for borrowings of up to $180.0 million, which was terminated upon establishment of the StoneX Financial Inc. subordinated credit facility. As of June 30, 2026, one outstanding borrowing tranche matures on June 1, 2027, which is due to be repaid one year from borrowing date. The facility matures on June 1, 2028, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for StoneX Financial Inc.
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
The following table sets forth a listing of credit facilities, the current committed amounts as of the report date on the facilities, and amounts outstanding (in millions, except for percentages):

(in millions)					Amounts Outstanding
Borrower	Security	Renewal/Expiration Date	Total Commitment		June 30, 2026		September 30, 2025
Committed Credit Facilities
Senior StoneX Group Inc. Committed Credit Facility - Revolving Line of Credit	(1)	June 3, 2029	$850.0		$190.0	(5)	$317.0
StoneX Financial Inc. Subordinated Credit Facility	None	June 1, 2028	155.0		60.0	(5)	—
R.J. O'Brien & Associates, LLC Subordinated Credit Facility	None	N/A	—		—	(5)	110.8
StoneX Financial Inc.	None	October 27, 2026	325.0		75.0	(5)	—
StoneX Commodity Solutions LLC	Certain assets	July 29, 2027	200.0	(6)	126.0	(5)	104.0
Right Company LLC	Certain assets	October 1, 2026	15.0		7.0	(5)	—
StoneX Financial Ltd.	None	October 6, 2026	200.0		30.0	(5)	90.0
StoneX Financial Pte. Ltd.	None	September 4, 2026	15.0		—	(5)	—
			$1,760.0		$488.0		$621.8

Uncommitted Credit Facilities	Various	Various			172.7	(5)	153.9
Note Payable to Bank	Certain equipment	December 1, 2025			—	(5)	6.3
Senior Secured Notes due 2031	(2)	March 1, 2031		(3)	544.9	(3),(4)	544.1
Senior Secured Notes due 2032	(2)	July 15, 2032			616.0	(3),(4)	614.9
Total outstanding borrowings					$1,821.6		$1,941.0

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
(3) Amounts outstanding under the Notes due 2031 are reported net of unamortized deferred financing costs of $5.0 million and $5.9 million, in the respective periods presented. Amounts outstanding under the Notes due 2032 are reported net of unamortized deferred financing costs of $9.0 million and $10.1 million, in the respective periods presented.
(4) Included in Senior secured borrowings, net on the Condensed Consolidated Balance Sheets.
(5) Included in Payables to Lenders under loans on the Condensed Consolidated Balance Sheets.
(6) The aggregate revolving facility total is $325.0 million, consisting of $200.0 million of committed and $125.0 million of uncommitted amounts.
As reflected above, certain of the Company’s committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2026. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

Note 10 – Securities and Commodity Financing Transactions
The Company’s repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Condensed Consolidated Balance Sheets, which is a reasonable approximation of their fair values due to their short-term nature. Secured borrowing and lending arrangements are entered into to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. The fair value of securities loaned and borrowed is monitored daily compared with the related payable or receivable, and either additional collateral is requested or excess collateral is returned. These arrangements may serve to limit credit risk resulting from transactions with counterparties. Financial instruments are pledged as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Agreements with counterparties generally contain contractual provisions allowing counterparties the right to sell or repledge collateral. Either the Company or its counterparties may require additional collateral. All collateral is held by the Company or a custodian.
The following tables set forth the carrying value of repurchase agreements and securities lending agreements by remaining contractual maturity (in millions):

	June 30, 2026
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$33,676.3	$2,387.5	$272.7	$45.4	$36,381.9
Securities loaned	2,955.7	—	—	—	2,955.7
Gross amount of secured financing	$36,632.0	$2,387.5	$272.7	$45.4	$39,337.6

	September 30, 2025
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$26,173.4	$3,128.5	$180.4	$41.4	$29,523.7
Securities loaned	2,550.8	—	—	—	2,550.8
Gross amount of secured financing	$28,724.2	$3,128.5	$180.4	$41.4	$32,074.5
Offsetting of Collateralized Transactions

The following table sets forth the carrying value of repurchase agreements and securities lending agreements by class of collateral pledged (in millions):

Securities sold under agreements to repurchase	June 30, 2026	September 30, 2025
U.S. Treasury obligations	$20,383.4	$19,311.9
U.S. government agency obligations and municipal bonds	1,773.3	804.3
Asset-backed obligations	477.6	55.0
Agency mortgage-backed obligations	10,532.6	7,521.4
Foreign government obligations	1,194.5	881.4
Corporate bonds	2,020.5	949.7
Total securities sold under agreement to repurchase	$36,381.9	$29,523.7

Securities loaned
Equity securities	$2,955.7	$2,550.8
Total securities loaned	2,955.7	2,550.8
Gross amount of secured financing	$39,337.6	$32,074.5

The following tables provide the netting of securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned as of the periods indicated (in millions):

	June 30, 2026
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$34,206.3	$(18,385.8)	$15,820.5
Securities borrowed	$3,007.2	$—	$3,007.2
Securities sold under agreements to repurchase	$36,381.9	$(18,385.8)	$17,996.1
Securities loaned	$2,955.7	$—	$2,955.7

	September 30, 2025
Offsetting of collateralized transactions:	Gross Amounts Recognized	Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Securities purchased under agreements to resell	$26,298.1	$(15,972.7)	$10,325.4
Securities borrowed	$2,743.1	$—	$2,743.1
Securities sold under agreements to repurchase	$29,523.7	$(15,972.7)	$13,551.0
Securities loaned	$2,550.8	$—	$2,550.8
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
The following table sets forth the fair values, which approximate carrying value because of the short-term nature of collateral pledged, received and repledged (in millions):

	June 30, 2026	September 30, 2025
Securities pledged or repledged to cover collateral requirements for tri-party arrangements	$12,456.2	$9,757.7
Securities pledged as collateral that are subject to segregation rules	$468.5	$—
Securities received as collateral that may be repledged	$38,337.5	$32,452.0
Securities received as collateral that are subject to segregation rules	$3,791.4	$1,739.3
Securities received as collateral that may be repledged covering securities sold short	$3,379.7	$1,965.1
Repledged securities borrowed and client securities held under custodial clearing arrangements to collateralize securities loaned agreements	$2,936.7	$2,491.4

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
On May 4, 2026, StoneX and its employees fully and finally resolved all differences with BTIG and no additional claims remain. As part of this resolution, StoneX paid an immaterial amount to BTIG.
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
As of June 30, 2026 and September 30, 2025, the Condensed Consolidated Balance Sheets include loss contingency accruals which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. Management does not currently believe exposure from loss contingencies in excess of the amounts accrued to be material to the Company’s earnings, financial position or liquidity.
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
The following table summarizes the changes in accumulated other comprehensive loss, net for the nine months ended June 30, 2026.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Loss, net
Balances as of September 30, 2025	$(21.4)	$(1.3)	$6.7	$(16.0)
Other comprehensive loss, net of tax	(0.8)	—	(22.1)	(22.9)
Balances as of June 30, 2026	$(22.2)	$(1.3)	$(15.4)	$(38.9)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues from contracts with clients as a percentage of total revenues	2.0%	2.4%	2.7%	2.3%
The following table represents a disaggregation of the Company’s total revenues separated between revenues from contracts with clients and other sources of revenue for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues from contracts with clients:
Commission and clearing fees:
Sales-based:
Exchange-traded futures and options	$178.1	$72.8	$539.2	$207.0
OTC derivative brokerage	3.5	2.9	8.3	8.2
Equities and fixed income	46.7	16.5	121.0	46.6
Mutual funds	0.8	0.7	2.6	2.3
Insurance and annuity products	2.6	2.8	10.1	9.3
Other	0.8	0.3	1.7	1.1
Total sales-based commission	232.5	96.0	682.9	274.5
Trailing:
Mutual funds	3.6	3.3	10.8	10.2
Insurance and annuity products	4.0	3.9	12.3	11.9
Total trailing commission	7.6	7.2	23.1	22.1

Clearing fees	86.7	49.1	263.5	141.2
Trade conversion fees	4.7	2.5	10.8	8.1
Other	0.5	11.2	4.2	33.7
Total commission and clearing fees	332.0	166.0	984.5	479.6
Consulting, management, and account fees:
Underwriting fees	15.8	0.3	36.3	0.8
Asset management fees	15.2	17.1	47.3	46.3
Advisory and consulting fees	8.8	7.8	31.7	25.6
Sweep program fees	9.6	10.7	29.8	33.7
Client account fees	14.9	7.4	54.6	20.1
Other	5.3	2.9	15.0	11.8
Total consulting, management, and account fees	69.6	46.2	214.7	138.3
Sales of physical commodities:
Precious metals sales under ASC Topic 606	413.5	639.0	2,199.1	1,716.8
Total revenues from contracts with clients	$815.1	$851.2	$3,398.3	$2,334.7

Method of revenue recognition:
Point-in-time	$773.9	$808.4	$3,266.4	$2,207.0
Time elapsed	41.2	42.8	131.9	127.7
Total revenues from contracts with clients	815.1	851.2	3,398.3	2,334.7
Other sources of revenues
Physical precious metals under ASC Topic 815	36,646.7	32,102.3	114,278.5	91,857.9
Physical agricultural and energy products	1,712.1	1,098.6	4,280.7	3,308.9
Principal gains, net	404.8	334.0	1,253.0	943.4
Interest income	614.3	442.7	1,773.3	1,209.9
Total revenues	$40,193.0	$34,828.8	$124,983.8	$99,654.8

Total revenues by primary geographic region:
United States	$2,700.3	$1,930.5	$7,734.9	$5,594.9
Europe	894.8	900.2	3,507.7	2,446.2
South America	191.6	106.5	570.8	411.5
Middle East and Asia	36,390.5	31,877.0	113,138.9	91,191.9
Other	15.8	14.6	31.5	10.3
Total revenues	$40,193.0	$34,828.8	$124,983.8	$99,654.8

Operating revenues by primary geographic region:
United States	$1,068.4	$733.1	$3,168.5	$2,097.1
Europe	258.4	175.4	828.1	484.3
South America	50.1	46.2	138.0	131.2
Middle East and Asia	75.3	55.0	306.8	175.9
Other	15.8	14.6	31.6	36.1
Total operating revenues	$1,468.0	$1,024.3	$4,473.0	$2,924.6
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
Principal gains, net also includes dividend income on long equity positions and dividend expense on short equity positions, which are recognized on the ex-dividend date. The following table indicates the relevant income and expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Dividend income on long equity positions	$46.0	$35.8	$116.9	$108.7
Dividend expense on short equity positions	46.9	37.8	118.6	109.4
Dividend (expense)/income, net reported within Principal gains, net	$(0.9)	$(2.0)	$(1.7)	$(0.7)
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
Note 14 – Other Expenses
Other expenses consisted of the following, for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Non-income taxes	$5.2	$3.5	$10.3	$8.8
Insurance	3.3	2.8	12.2	9.0
Employee related expenses	2.3	1.6	6.0	5.2
Other direct business expenses	9.1	4.6	24.6	12.5
Membership fees	1.0	0.9	3.6	2.8
Director and public company expenses	0.7	1.0	1.9	2.2
Office expenses	1.0	0.7	3.0	2.0
Other expenses	7.1	—	22.8	4.1
Total other expenses	$29.7	$15.1	$84.4	$46.6
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
Current and Prior Period Tax Expense
Income tax expense of $31.9 million and $22.2 million for the three months ended June 30, 2026 and 2025, respectively, reflects estimated federal, foreign, state and local income taxes.

The Company’s effective tax rate was 20% and 26% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 was lower than the U.S. federal statutory rate of 21% due to the impact of windfall stock compensation deductions. As in previous periods, U.S. state and local taxes, global intangible low taxed income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates increased the effective rate. For the three months ended June 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Note 16 – Regulatory Capital Requirements
The Company’s activities are subject to significant governmental regulation, both in the U.S. and in the international jurisdictions in which it operates. Subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2026. The following table details those subsidiaries with minimum regulatory requirements in excess of $10.0 million along with the actual balance maintained as of that date.

(in millions)		As of June 30, 2026
Subsidiary	Regulatory Authority	Actual	Minimum Requirement
StoneX Financial Inc.	SEC and CFTC	$981.8	$602.5
StoneX Financial Ltd.	FCA	$600.3	$490.8
Gain Capital Group, LLC	CFTC and NFA	$89.3	$29.4
StoneX Financial Pte. Ltd.	MAS	$148.0	$36.7
StoneX Markets LLC	CFTC and NFA	$261.4	$167.9
Certain other subsidiaries of the Company, typically with a minimum requirement less than $10.0 million, are also subject to net capital requirements promulgated by authorities in the countries in which they operate. As of June 30, 2026, all of the Company’s subsidiaries were in compliance with their local regulatory requirements.
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
(1) The current period contains a reduction of Goodwill of $7.8 million, related to changes to the estimated fair value of acquired assets and liabilities.
Post-Acquisition Results and Unaudited Pro Forma Information
RJO’s results of operations and cash flows have been included in the Company’s condensed consolidated financial statements for the period subsequent to July 31, 2025. As of June 30, 2026 the Company’s fair value and purchase price accounting are preliminary.

For the three and nine months ended June 30, 2026, the Company’s results include total operating revenues and net income from RJO, as follows (in millions):

	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026
Operating revenue	$187.7	$602.3
Net income	$10.0	$49.2
The following unaudited pro forma financial information (in millions, except per share amounts) has been adjusted to give effect to the RJO merger as if it had been consummated on October 1, 2024. The pro forma adjustments include additional interest expense related to the Notes Due 2032, net of tax and intangible amortization, net of tax.

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Total revenues	$35,054.2	$100,312.8
Operating revenues	$1,249.7	$3,582.6
Net income	$74.0	$247.9
Basic earnings per share	$0.63	$2.14
Diluted earnings per share	$0.60	$2.04

Note 18 – Segment Analysis
Three of the Company’s operating segments are principally based on the nature of the clients it serves (commercial, institutional, and self-directed/retail), and include a fourth operating segment, its payments business. The Company manages its business in this manner due to its large global footprint, in which it has more than 5,200 employees allowing it to serve clients in more than 180 countries.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30, 2026
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$39,084.3	$355.9	$89.3	$59.9	$(8.2)	$(2.5)	$39,578.7
Interest income	92.9	519.4	7.0	0.4	11.0	(16.4)	614.3
Total revenues	39,177.2	875.3	96.3	60.3	2.8	(18.9)	40,193.0
Cost of sales of physical commodities	38,725.0	—	—	—	—	—	38,725.0
Operating revenues	452.2	875.3	96.3	60.3	2.8	(18.9)	1,468.0
Transaction-based clearing expenses	36.5	101.0	3.3	2.5	1.8	(0.8)	144.3
Introducing broker commissions	51.8	15.0	26.7	1.3	—	(1.7)	93.1
Total interest expense	37.5	447.0	1.9	0.1	40.8	(16.4)	510.9
Net operating revenues	326.4	312.3	64.4	56.4	(39.8)	—	719.7
Variable compensation and benefits	80.6	119.8	4.8	9.4	29.4	—	244.0
Net contribution	245.8	192.5	59.6	47.0	(69.2)	—	475.7
Fixed compensation and benefits	24.4	31.7	8.6	4.6	80.5	—	149.8
Trading systems and market information	5.3	10.8	3.5	0.2	5.9	—	25.7
Professional fees	3.0	(10.0)	0.7	0.6	11.6	—	5.9
Non-trading technology and support	1.2	1.4	1.5	0.3	25.7	—	30.1
Selling and marketing	1.9	1.0	9.7	0.2	3.8	—	16.6
Travel and business development	3.0	3.3	0.4	0.2	4.0	—	10.9
Depreciation and amortization	5.7	5.5	3.0	1.5	11.2	—	26.9
Bad debts, net of recoveries	(1.3)	0.3	—	—	—	—	(1.0)
Shared services	12.5	8.5	4.0	3.8	(28.8)	—	—
Other fixed expenses	8.7	10.1	3.3	1.0	26.2	—	49.3
Non-variable expenses	64.4	62.6	34.7	12.4	140.1	—	314.2
Other loss	—	—	—	(0.2)	(1.5)	—	(1.7)
Segment income	$181.4	$129.9	$24.9	$34.4	$(210.8)	$—	$159.8

	Three Months Ended June 30, 2025
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$33,990.9	$233.4	$102.3	$53.0	$7.3	$(0.8)	$34,386.1
Interest income	42.9	392.6	8.4	0.3	8.4	(9.9)	442.7
Total revenues	34,033.8	626.0	110.7	53.3	15.7	(10.7)	34,828.8
Cost of sales of physical commodities	33,804.5	—	—	—	—	—	33,804.5
Operating revenues	229.3	626.0	110.7	53.3	15.7	(10.7)	1,024.3
Transaction-based clearing expenses	21.5	67.5	3.6	1.9	1.2	(0.8)	94.9
Introducing broker commissions	12.8	7.8	27.9	1.2	—	—	49.7
Total interest expense	23.5	350.6	1.8	—	25.4	(9.9)	391.4
Net operating revenues	171.5	200.1	77.4	50.2	(10.9)	—	488.3
Variable compensation and benefits	44.5	63.7	3.7	8.9	23.1	—	143.9
Net contribution	127.0	136.4	73.7	41.3	(34.0)	—	344.4
Fixed compensation and benefits	19.9	21.6	8.0	7.1	66.8	—	123.4
Trading systems and market information	4.4	8.1	3.5	0.2	5.1	—	21.3
Professional fees	2.4	6.2	3.3	0.7	11.3	—	23.9
Non-trading technology and support	0.4	1.0	2.0	0.4	17.3	—	21.1
Selling and marketing	1.5	0.6	8.9	0.1	1.9	—	13.0
Travel and business development	2.4	1.8	0.4	0.3	3.0	—	7.9
Depreciation and amortization	2.0	1.2	3.2	1.2	7.3	—	14.9
Bad debts, net of recoveries	—	—	0.4	—	—	—	0.4
Shared services	10.0	3.8	1.6	2.1	(17.5)	—	—
Other fixed expenses	2.3	2.4	3.7	1.1	22.1	—	31.6
Non-variable expenses	45.3	46.7	35.0	13.2	117.3	—	257.5
Other gains (losses), net	1.0	(2.3)	—	—	—	—	(1.3)
Segment income	$82.7	$87.4	$38.7	$28.1	$(151.3)	$—	$85.6

	Nine Months Ended June 30, 2026
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$121,669.5	$1,093.2	$274.9	$172.3	$4.8	$(4.2)	$123,210.5
Interest income	258.5	1,516.5	22.3	1.0	29.9	(54.9)	1,773.3
Total revenues	121,928.0	2,609.7	297.2	173.3	34.7	(59.1)	124,983.8
Cost of sales of physical commodities	120,510.8	—	—	—	—	—	120,510.8
Operating revenues	1,417.2	2,609.7	297.2	173.3	34.7	(59.1)	4,473.0
Transaction-based clearing expenses	108.7	298.6	11.4	6.7	6.7	(2.5)	429.6
Introducing broker commissions	153.4	46.7	81.5	3.6	0.2	(1.7)	283.7
Total interest expense	102.2	1,312.4	6.2	0.1	120.5	(54.9)	1,486.5
Net operating revenues	1,052.9	952.0	198.1	162.9	(92.7)	—	2,273.2
Variable compensation and benefits	256.8	341.3	14.2	26.8	69.3	—	708.4
Net contribution	796.1	610.7	183.9	136.1	(162.0)	—	1,564.8
Fixed compensation and benefits	71.4	94.8	24.5	14.8	243.0	—	448.5
Trading systems and market information	15.5	32.6	9.6	0.6	18.2	—	76.5
Professional fees	7.0	8.2	4.1	2.0	35.8	—	57.1
Non-trading technology and support	2.3	4.1	5.2	1.0	72.5	—	85.1
Selling and marketing	4.5	3.5	26.6	0.4	9.7	—	44.7
Travel and business development	8.9	9.4	1.4	0.7	19.1	—	39.5
Depreciation and amortization	17.3	16.4	9.8	4.1	31.2	—	78.8
Bad debts, net of recoveries	10.1	1.9	0.6	—	—	—	12.6
Shared services	33.6	22.2	10.9	9.2	(75.9)	—	—
Other fixed expenses	20.7	25.0	17.8	2.4	79.5	—	145.4
Non-variable expenses	191.3	218.1	110.5	35.2	433.1	—	988.2
Other losses	—	(2.5)	—	(0.8)	(1.5)	—	(4.8)
Segment income	$604.8	$390.1	$73.4	$100.1	$(596.6)	$—	$571.8

	As of June 30, 2026
Total assets	$10,314.9	$39,569.3	$1,500.7	$756.7	$1,904.4	$—	$54,046.0

	Nine Months Ended June 30, 2025
(in millions)	Commercial	Institutional	Self-Directed / Retail	Payments	Corporate	Eliminations	Total
Non-interest revenues	$97,301.8	$671.8	$300.2	$160.3	$13.2	$(2.4)	$98,444.9
Interest income	142.3	1,055.0	24.3	1.4	30.3	(43.4)	1,209.9
Total revenues	97,444.1	1,726.8	324.5	161.7	43.5	(45.8)	99,654.8
Cost of sales of physical commodities	96,730.2	—	—	—	—	—	96,730.2
Operating revenues	713.9	1,726.8	324.5	161.7	43.5	(45.8)	2,924.6
Transaction-based clearing expenses	58.2	197.6	10.2	5.4	4.2	(2.4)	273.2
Introducing broker commissions	37.2	23.1	76.1	3.1	—	—	139.5
Total interest expense	61.2	941.0	5.5	—	79.9	(43.4)	1,044.2
Net operating revenues	557.3	565.1	232.7	153.2	(40.6)	—	1,467.7
Variable compensation and benefits	141.6	182.4	11.1	26.8	62.0	—	423.9
Net contribution	415.7	382.7	221.6	126.4	(102.6)	—	1,043.8
Fixed compensation and benefits	56.8	62.0	26.1	21.1	197.0	—	363.0
Trading systems and market information	13.1	23.7	10.3	0.9	12.8	—	60.8
Professional fees	6.4	12.8	8.7	2.6	28.9	—	59.4
Non-trading technology and support	1.2	2.9	6.7	1.4	49.5	—	61.7
Selling and marketing	4.0	2.4	26.5	0.4	5.1	—	38.4
Travel and business development	6.7	6.1	1.5	0.9	8.2	—	23.4
Depreciation and amortization	5.9	3.2	12.8	3.4	20.9	—	46.2
Bad debts, net of recoveries	0.9	(0.1)	1.5	—	—	—	2.3
Shared services	23.8	10.7	7.0	6.3	(47.8)	—	—
Other fixed expenses	13.9	6.0	9.7	2.7	61.1	—	93.4
Non-variable expenses	132.7	129.7	110.8	39.7	335.7	—	748.6
Other gains (losses), net	1.0	(1.0)	4.4	—	—	—	4.4
Segment income	$284.0	$252.0	$115.2	$86.7	$(438.3)	$—	$299.6

	As of September 30, 2025
Total assets	$9,826.3	$32,465.5	$1,256.2	$722.5	$997.5	$—	$45,268.0

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
Overview
We operate a global financial services network that connects companies, organizations, traders and investors to the global market ecosystem through a unique blend of digital platforms, end-to-end clearing and execution services, high touch service and deep expertise. We strive to be the one trusted partner to our clients, providing our network, products and services to allow them to pursue trading opportunities, manage their market risks, make investments and improve their business performance. Our businesses are supported by our global infrastructure of regulated operating subsidiaries, our advanced technology platforms and our team of more than 5,200 employees as of June 30, 2026. We believe our client-first approach differentiates us from large banking institutions, engenders trust and has enabled us to establish market leading positions in a number of complex fields in financial markets around the world. For additional information, see Overview of Business and Strategy within “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Unless noted otherwise, comparisons in the following discussions relate to the three months ended June 30, 2026 as compared to the same three-month period in the prior fiscal year and the nine months ended June 30, 2026 as compared to the same nine-month period in the prior fiscal year.

Recent Events
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
Common Stock Split
On July 17, 2026, we completed a three-for-two split of our common stock, effected as a stock dividend entitling each stockholder of record to receive one additional share of common stock for every two shares owned. Additional shares issued as a result of the stock dividend were distributed after close of trading on July 17, 2026, to stockholders of record at the close of business on July 7, 2026. Cash was distributed in lieu of fractional shares based on the opening price of a share of common stock on July 8, 2026. Trading began on a stock split-adjusted basis at market open on July 20, 2026. Although the stock split occurred subsequent to June 30, 2026, all share and per share amounts contained herein have been retroactively adjusted for this stock split, as a result of the stock split being effective prior to the issuance of the financial statements.
Executive Summary
We experienced a strong performance in the third quarter of fiscal 2026, highlighted by active client engagement, the further integration of recent acquisitions, as well as the continued benefits of the roll out of our digital offerings, with net operating revenues and net income up 47% and 102%, respectively as compared to the prior year. We believe this result highlights the benefit of the depth and breadth of our product offering and capabilities as well as the geographical reach of our ecosystem, as it was driven by strong performances across our Commercial, Institutional and Payments segments, which more than offset a decline in our Self-Directed/Retail segment. In addition, this quarter includes net operating revenue contributions from the RJO and Benchmark acquisitions, of $78.8 million and $29.5 million, respectively.
We experienced strong transactional volume growth in listed and OTC derivatives, securities and payments, while we experienced a decline in FX/CFD contracts. We believe this volume growth not only reflects continued client demand but also validates and is reflective of the significant investments made across our platforms to drive more efficient execution, clearing, and hedging of client transactions.
In terms of revenue capture on our transactional volumes as compared to the prior fiscal year quarter:
•Rate per contract (“RPC”) on listed derivatives increased 23%, primarily due to the acquisition of RJO.
•OTC derivatives RPC decreased 8%, primarily reflecting higher volumes across our digital platforms, where transactions are generally characterized by higher volume and lower margin per contract.
•Securities rate per million (“RPM”) increased 9%, primarily driven by product mix, including improved revenue capture in fixed income markets.
•FX/CFD RPM decreased 8%, primarily driven by lower performance in global FX markets.
•Payments RPM decreased 7% due to generally lower FX spreads in certain markets, most notably in Africa.
Interest and fee income earned on client balances increased $66.1 million, principally driven by the acquisition of RJO, which contributed $55.5 million in interest and fee income earned on client balances on an additional $6.6 billion in average client equity contributed by RJO, helping to drive the 129% growth in average client equity.
Interest expense on corporate funding increased $6.7 million, principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025.
On the expense side, we continued to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. Variable expenses were 60% of total expenses in the three months ended June 30, 2026 as compared to 53% in the three months ended June 30, 2025. Non-variable expenses, excluding bad debts, increased $58.1 million, including $45.0 million in the acquired RJO and Benchmark businesses.
Net income increased $64.5 million to $127.9 million in the three months ended June 30, 2026. Diluted earnings per share was $1.00 for the three months ended June 30, 2026 compared to $0.54 in the three months ended June 30, 2025.

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
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$38,772.3	$33,839.9	15%	$120,758.3	$96,883.6	25%
Principal gains, net	404.8	334.0	21%	1,253.0	943.4	33%
Commission and clearing fees	332.0	166.0	100%	984.5	479.6	105%
Consulting, management, and account fees	69.6	46.2	51%	214.7	138.3	55%
Interest income	614.3	442.7	39%	1,773.3	1,209.9	47%
Total revenues	40,193.0	34,828.8	15%	124,983.8	99,654.8	25%
Cost of sales of physical commodities	38,725.0	33,804.5	15%	120,510.8	96,730.2	25%
Operating revenues	1,468.0	1,024.3	43%	4,473.0	2,924.6	53%
Transaction-based clearing expenses	144.3	94.9	52%	429.6	273.2	57%
Introducing broker commissions	93.1	49.7	87%	283.7	139.5	103%
Interest expense	484.1	371.3	30%	1,406.9	994.1	42%
Interest expense on corporate funding	26.8	20.1	33%	79.6	50.1	59%
Net operating revenues	719.7	488.3	47%	2,273.2	1,467.7	55%
Variable compensation and benefits	244.0	143.9	70%	708.4	423.9	67%
Net contribution	475.7	344.4	38%	1,564.8	1,043.8	50%
Fixed compensation and benefits	149.8	123.4	21%	448.5	363.0	24%
Trading systems and market information	25.7	21.3	21%	76.5	60.8	26%
Professional fees	5.9	23.9	(75)%	57.1	59.4	(4)%
Non-trading technology and support	30.1	21.1	43%	85.1	61.7	38%
Occupancy and equipment rental	16.3	14.3	14%	50.3	40.4	25%
Selling and marketing	16.6	13.0	28%	44.7	38.4	16%
Travel and business development	10.9	7.9	38%	39.5	23.4	69%
Communications	3.3	2.2	50%	10.7	6.4	67%
Depreciation and amortization	26.9	14.9	81%	78.8	46.2	71%
Bad debts, net of recoveries	(1.0)	0.4	n/m	12.6	2.3	448%
Other expenses	29.7	15.1	97%	84.4	46.6	81%
Total fixed compensation and other expenses	314.2	257.5	22%	988.2	748.6	32%
Other (losses) gains, net	(1.7)	(1.3)	31%	(4.8)	4.4	n/m
Income before tax	159.8	85.6	87%	571.8	299.6	91%
Income tax expense	31.9	22.2	44%	130.6	79.4	64%
Net income	$127.9	$63.4	102%	$441.2	$220.2	100%

Return on equity (“ROE”)(1)	18.4%	13.1%		22.3%	15.9%
(1) The Company calculates ROE on stated book value based on net income divided by the average stockholders’ equity, calculated based on average monthly equity amounts.
Balance Sheet information:				June 30, 2026	June 30, 2025	% Change
Total assets				$54,046.0	$34,265.6	58%
Payables to lenders under loans				$660.7	$352.7	87%
Senior secured borrowings, net				$1,160.9	$543.9	113%
Stockholders’ equity				$2,844.0	$1,978.8	44%
n/m = not meaningful to present as a percentage

The tables below present operating revenues disaggregated across the key products we provide to our clients and select operating data and metrics used by management in evaluating our performance, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$284.3	$126.4	125%	$871.2	$366.6	138%
Over-the-counter (“OTC”) derivatives	101.8	58.9	73%	284.0	155.8	82%
Securities	604.2	485.7	24%	1,768.0	1,314.2	35%
FX / Contracts For Difference (“CFD”) contracts	70.9	87.4	(19)%	217.2	256.9	(15)%
Payments	59.1	52.3	13%	169.6	158.3	7%
Physical contracts	115.4	55.9	106%	462.2	221.1	109%
Interest / fees earned on client balances	169.0	102.9	64%	499.2	312.2	60%
Other	79.4	49.8	59%	226.0	141.8	59%
Corporate	2.8	15.7	(82)%	34.7	43.5	(20)%
Eliminations	(18.9)	(10.7)	77%	(59.1)	(45.8)	29%
	$1,468.0	$1,024.3	43%	$4,473.0	$2,924.6	53%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s)	97,944	56,759	73%	279,217	171,092	63%
Listed derivatives, average rate per contract (1)	$2.61	$2.13	23%	$2.78	$2.06	35%
Average client equity - listed derivatives (millions)	$15,007	$6,558	129%	$14,069	$6,606	113%
OTC derivatives (contracts, 000’s)	1,924	1,018	89%	4,438	2,774	60%
OTC derivatives, average rate per contract	$53.50	$58.06	(8)%	$64.74	$56.68	14%
Securities average daily volume (“ADV”) (millions)	$12,263	$9,219	33%	$11,635	$8,953	30%
Securities rate per million (“RPM”) (2)	$302	$276	9%	$297	$264	13%
Average money market / FDIC sweep client balances (millions)	$1,181	$1,208	(2)%	$1,212	$1,229	(1)%
FX/CFD contracts ADV (millions)	$10,780	$12,190	(12)%	$11,310	$11,805	(4)%
FX/CFD contracts RPM	$102	$111	(8)%	$99	$114	(13)%
Payments ADV (millions)	$96	$80	20%	$94	$81	16%
Payments RPM	$9,915	$10,614	(7)%	$9,700	$10,515	(8)%

Adjusted EBITDA(4)	$229.5	$135.1	70%	$777.3	$426.7	82%

(1)	Other operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income associated with securities lending activities.
(2)
The acquisition of RJO, effective July 31, 2025, contributed 32.0 million and 100.8 million listed derivative contracts and $6.6 billion and $6.3 billion in average client equity for the three and nine months ended June 30, 2026, respectively.

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
Operating Revenues
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating revenues increased $443.7 million, or 43%, to $1,468.0 million in the three months ended June 30, 2026 compared to $1,024.3 million in the three months ended June 30, 2025. The acquisition of RJO, which was effective July 31, 2025, contributed $189.5 million in operating revenue in the three months ended June 30, 2026. The table above displays operating revenues disaggregated across the key products we provide to our clients.
Operating revenues derived from listed derivatives increased $157.9 million, with our Commercial and Institutional segments up $79.8 million and $78.1 million, respectively.
Operating revenues derived from OTC derivatives increased $42.9 million, principally driven by an 89% increase in OTC derivative contract volumes, which was partially offset by an 8% decrease in the average RPC.

Operating revenues derived from securities transactions increased $118.5 million, principally due to a 33% increase in ADV, driven by an increase in equity markets. Carried interest on fixed income securities is a component of operating revenues, while interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $45.8 million, due to the increase in ADV noted above as well as a 9% increase in the RPM.
Operating revenues derived from FX/CFD contracts decreased $16.5 million, as a result of a $14.9 million decrease in our Self-Directed/Retail segment primarily driven by a decline in ADV, as well as a $1.6 million decrease in Institutional segment FX contracts operating revenues, principally as a result of a decrease in RPM.
Operating revenues derived from payments increased $6.8 million, principally driven by a 20% increase in payments ADV, partially offset by a 7% decline in payments RPM.
Operating revenues derived from physical contracts increased $59.5 million, principally driven by a $40.5 million increase in operating revenues in our physical precious metals business, along with a $18.7 million increase in physical supply and trading operating revenues. Precious metals related operating revenues were favorably impacted by $6.4 million of realized gains on the sale of physical inventories carried at the lower of cost or net realizable value for which losses on related derivative positions were recognized in prior periods, while the prior year period was unfavorably impacted by unrealized losses of $0.9 million on derivative positions related to physical inventories carried at the lower of costs or net realizable value.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $66.1 million, principally as a result of an increase in average client equity balances of 129%, partially offset by a decrease in average money-market/FDIC sweep client balances of 2%. The acquisition of RJO contributed $55.5 million in growth to interest and fee income earned on client balances and $6.6 billion in average client equity for the period.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Operating revenues increased $1,548.4 million, or 53%, to $4,473.0 million in the nine months ended June 30, 2026 compared to $2,924.6 million in the nine months ended June 30, 2025. The acquisition of RJO contributed $603.9 million in operating revenue in the nine months ended June 30, 2026.
Operating revenues derived from listed derivatives increased $504.6 million, with our Institutional and Commercial segments up $268.8 million and $235.8 million, respectively.
Operating revenues derived from OTC derivatives increased $128.2 million, principally driven by a 60% increase in OTC contract volumes and a 14% increase in the average rate per contract.
Operating revenues derived from securities transactions increased $453.8 million, principally due to a 30% increase in securities ADV. Carried interest on fixed income securities is a component of operating revenues, while interest expense associated with financing these positions is not. We deduct interest expense associated with our fixed income activities from operating revenues in the calculation of securities RPM in the table above in order to provide a more useful measure of the financial performance of our securities business. Net operating revenues derived from securities transactions increased $138.4 million, principally driven by the increase in ADV noted above, as well as a 13% increase in RPM.
Operating revenues derived from FX/CFD contracts decreased $39.7 million, driven by declines of $34.4 million and $5.3 million in our Self-Directed/Retail and Institutional segments, respectively.
Operating revenues derived from payments increased by $11.3 million, principally driven by a 16% increase in the ADV, partially offset by an 8% decline in payments RPM.
Operating revenues derived from physical contracts increased $241.1 million, principally driven by a $240.5 million increase in precious metals operating revenues.
Interest and fee income earned on client balances, which is associated with our listed and OTC derivative businesses, as well as our Correspondent Clearing and Independent Wealth Management businesses, increased $187.0 million, principally as a result of an increase in average client equity balances of 113%, partially offset by a 1% decline in average money-market/FDIC sweep client balances. The acquisition of RJO, contributed $174.6 million in growth to interest and fee income earned on client balances and $6.3 billion in average client equity for the period.

Interest and Transactional Expenses
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Transaction-based clearing expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Transaction-based clearing expenses	$144.3	$94.9	$49.4	52%
Percentage of operating revenues	10%	9%
The business activities of RJO added $36.7 million of increased expenses. Excluding RJO, expenses were higher in our Global Hedging and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded. Additionally, expenses were higher in the Equity Capital Markets business, principally related to higher ADR conversion fees.
Introducing broker commissions

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Introducing broker commissions	$93.1	$49.7	$43.4	87%
Percentage of operating revenues	6%	5%
The business activities of RJO added $46.6 million of increased expenses, partially offset by lower costs in our Retail Forex business.
Interest expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$365.3	$295.5	$69.8	24%
Securities borrowing	29.2	25.0	4.2	17%
Client balances on deposit	63.5	34.8	28.7	82%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	26.1	16.0	10.1	63%
	484.1	371.3	112.8	30%
Corporate funding	26.8	20.1	6.7	33%
Total interest expense	$510.9	$391.4	$119.5	31%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $27.4 million of interest expense, with $25.1 million attributable to client balances.
The increase in interest expense attributable to corporate funding was principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025. The three months ended June 30, 2025 included $6.5 million of bridge loan financing fees related to the June 2025 renewal of the corporate revolving credit facility and the issuance of the Notes due 2032.

Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Transaction-based clearing expenses

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Transaction-based clearing expenses	$429.6	$273.2	$156.4	57%
Percentage of operating revenues	10%	9%
The business activities of RJO added $110.8 million of increased expenses. Excluding RJO, expenses were higher in our Global Hedging and Exchange-Traded Futures & Options businesses, principally related to the increase in contracts traded. Additionally, expenses were higher in the Global Metals business, principally related to LME activity.
Introducing broker commissions

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Introducing broker commissions	$283.7	$139.5	$144.2	103%
Percentage of operating revenues	6%	5%
The business activities of RJO added $139.1 million of increased expenses. Also, expenses were higher in our Independent Wealth Management business.
Interest expense

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense attributable to:
Trading activities:
Institutional dealer in fixed income securities	$1,083.1	$751.7	$331.4	44%
Securities borrowing	79.6	68.4	11.2	16%
Client balances on deposit	182.5	99.7	82.8	83%
Short-term financing facilities of subsidiaries and other direct interest of operating segments	61.7	74.3	(12.6)	(17)%
	1,406.9	994.1	412.8	42%
Corporate funding	79.6	50.1	29.5	59%
Total interest expense	$1,486.5	$1,044.2	$442.3	42%
The increase in interest expense attributable to fixed income securities and securities borrowing was principally due to the growth in the size of the security repo and securities lending businesses. The business activities of RJO added an incremental $80.5 million of interest expense, with $73.0 million attributable to client balances.
The increase in interest expense attributable to corporate funding was principally due to the issuance of $625 million in aggregate principal amount of the Notes due 2032, which closed on July 8, 2025. The nine months ended June 30, 2025 included $6.5 million of bridge loan financing fees related to the June 2025 renewal of the corporate revolving credit facility and the issuance of the Notes due 2032.
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

The table below presents a disaggregation of consolidated net operating revenues used by management in evaluating our performance, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net Operating Revenues (in millions):
Listed derivatives	$121.2	$56.9	113%	$384.4	$167.1	130%
OTC derivatives	101.9	58.8	73%	284.0	155.6	83%
Securities	171.3	125.5	36%	486.5	348.1	40%
FX/CFD contracts	62.4	77.4	(19)%	189.3	230.2	(18)%
Payments	55.1	49.1	12%	159.1	149.8	6%
Physical contracts	87.4	33.3	162%	387.4	159.0	144%
Interest, net / fees earned on client balances	111.9	73.9	51%	335.1	225.8	48%
Other (1)	48.3	24.3	99%	140.1	72.7	93%
Corporate	(39.8)	(10.9)	265%	(92.7)	(40.6)	128%
	$719.7	$488.3	47%	$2,273.2	$1,467.7	55%

(1)	Other net operating revenues primarily includes consulting, management and account fees related to prime services, investment banking and advisory services, as well as interest income, net of interest expense associated with securities lending activities and subordinated debt.
Compensation and Other Expenses
The following table presents a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits:
Variable compensation and benefits	$244.0	$143.9	70%	$708.4	$423.9	67%
Fixed compensation and benefits	149.8	123.4	21%	448.5	363.0	24%
	393.8	267.3	47%	1,156.9	786.9	47%
Other expenses:
Trading systems and market information	25.7	21.3	21%	76.5	60.8	26%
Professional fees	5.9	23.9	(75)%	57.1	59.4	(4)%
Non-trading technology and support	30.1	21.1	43%	85.1	61.7	38%
Occupancy and equipment rental	16.3	14.3	14%	50.3	40.4	25%
Selling and marketing	16.6	13.0	28%	44.7	38.4	16%
Travel and business development	10.9	7.9	38%	39.5	23.4	69%
Communications	3.3	2.2	50%	10.7	6.4	67%
Depreciation and amortization	26.9	14.9	81%	78.8	46.2	71%
Bad debts, net of recoveries	(1.0)	0.4	n/m	12.6	2.3	448%
Other	29.7	15.1	97%	84.4	46.6	81%
	164.4	134.1	23%	539.7	385.6	40%
Total compensation and other expenses	$558.2	$401.4	39%	$1,696.6	$1,172.5	45%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Compensation and Other Expenses: Compensation and other expenses increased $156.8 million, or 39%, to $558.2 million in the three months ended June 30, 2026 compared to $401.4 million in the three months ended June 30, 2025, principally due to the acquisitions of RJO, Benchmark and others, as discussed further below.
Compensation and Benefits:

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$213.6	$120.6	$93.0	77%
Administrative, executive, and centralized and local operations	30.4	23.3	7.1	30%
Total variable compensation and benefits	244.0	143.9	100.1	70%
Variable compensation and benefits as a percentage of net operating revenues	34%	29%

Fixed compensation and benefits:
Non-variable salaries	104.0	85.9	18.1	21%
Employee benefits and other compensation	27.3	22.9	4.4	19%
Share-based compensation	14.3	13.2	1.1	8%
Severance	4.2	1.4	2.8	200%
Total fixed compensation and benefits	149.8	123.4	26.4	21%
Total compensation and benefits	393.8	267.3	126.5	47%
Total compensation and benefits as a percentage of operating revenues	27%	26%
Number of employees, end of period	5,251	4,773	478	10%
Administrative, executive, and centralized and local operations variable compensation and benefits increased due to incremental cost from acquisition-related headcount increases as well as higher operating performance.
Incremental cost from recent acquisitions completed since June 30, 2025 added $13.6 million of non-variable salary expense during the three months ended June 30, 2026. The additional increase of $4.5 million is principally due to growth in our business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
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
During the three months ended June 30, 2026, severance included costs related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities. Severance also included termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities.
Other Expenses: Other non-compensation expenses increased $30.3 million, or 23%, to $164.4 million in the three months ended June 30, 2026 compared to $134.1 million in the three months ended June 30, 2025.
Trading system and market information increased $4.4 million, principally due to an increase in market information costs in our Exchange-Traded Futures & Options, Global Hedging, Equity Capital Markets, and Debt Capital Markets businesses. Incremental cost from acquisitions completed since June 30, 2025 added $2.0 million of expense.
Professional fees decreased $18.0 million, principally due to a decrease in legal fees, net of recoveries of $20.9 million. Insurance related recoveries on legal fees were $12.5 million in the three months ended June 30, 2026. Incremental cost from acquisitions completed since June 30, 2025 added $1.9 million of expense.
Non-trading technology and support increased $9.0 million, principally due to an increase in core and development technology costs. Incremental cost from acquisitions completed since June 30, 2025 added $3.3 million of expense.
Occupancy and equipment rental costs increased $2.0 million, as incremental cost from acquisitions completed since June 30, 2025 added $1.6 million of expense.
Travel and business development increased $3.0 million, principally due to higher costs within our Equity Capital Markets business and certain overhead departments. Incremental cost from acquired entities completed since June 30, 2025 added $1.1 million of expense.

Depreciation and amortization increased $12.0 million, principally due to $7.6 million of incremental amortization of acquired intangibles and $2.1 million of depreciation from the acquisitions completed since June 30, 2025, along with an increase in depreciation expense from capitalized internally developed software.
During the three months ended June 30, 2026, we recorded net of recoveries related to bad debts of $1.0 million, principally related to bad debt recoveries from client receivables in the LME Metals and Supply & Trading businesses of our Commercial segment of $1.1 million and $0.4 million, respectively, partially offset by client trading deficits in our Institutional and Commercial segments of $0.3 million and $0.2 million, respectively.
Other expenses increased $14.6 million, principally due to the accretion of the contingent consideration liability related to the Benchmark acquisition, an increase in insurance costs and non-income taxes, as well as a settlement resolution. Incremental cost from acquired entities completed since June 30, 2025 added $5.3 million of expense.
Other Losses, net: The results of the three months ended June 30, 2026 included a $1.5 million charge on the abandonment of certain capitalized expenditures and a $0.2 million loss on an equity investment. The results of the three months ended June 30, 2025 included a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.0 million related to a class action settlement.
Provision for Taxes: The effective income tax rate was 20% and 26% in the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 was lower than the U.S. federal statutory rate of 21% due to the impact of windfall stock compensation deductions. As in previous periods, U.S. state and local taxes, global intangible low taxed income (“GILTI”), GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates increased the effective rate. For the three months ended June 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher rates.

Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Compensation and Other Expenses: Compensation and other expenses increased $524.1 million, or 45%, to $1,696.6 million in the nine months ended June 30, 2026 compared to $1,172.5 million in the nine months ended June 30, 2025, principally due to the acquisitions of RJO, Benchmark and others, as discussed further below.
Compensation and Benefits:

	Nine Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Compensation and benefits:
Variable compensation and benefits
Front office	$636.7	$359.8	$276.9	77%
Administrative, executive, and centralized and local operations	71.7	64.1	7.6	12%
Total variable compensation and benefits	708.4	423.9	284.5	67%
Variable compensation and benefits as a percentage of net operating revenues	31%	29%

Fixed compensation and benefits:
Non-variable salaries	309.6	246.5	63.1	26%
Employee benefits and other compensation	78.7	72.7	6.0	8%
Share-based compensation	42.3	35.2	7.1	20%
Severance	17.9	8.6	9.3	108%
Total fixed compensation and benefits	448.5	363.0	85.5	24%
Total compensation and benefits	$1,156.9	$786.9	$370.0	47%
Total compensation and benefits as a percentage of operating revenues	26%	27%
Number of employees, end of period	5,251	4,773	478	10%
Administrative, executive, and centralized and local operations variable compensation and benefits increased related to acquisition-related headcount increases as well as higher operating performance, which was partially offset by the recovery of certain benefit liabilities established in the U.K.
Incremental cost from recent acquisitions completed since June 30, 2025 added $43.2 million of non-variable salary expense during the nine months ended June 30, 2026. The additional increase of $19.9 million is principally due to growth in our business segments, as well as within our overhead departments, principally due to the increase in headcount, as well as the impact of annual merit increases.
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
During the nine months ended June 30, 2026, severance included costs related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities. Severance also included termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities. During the nine months ended June 30, 2025, severance costs included amounts related to the departure of an executive officer.
Other Expenses: Other non-compensation expenses increased $154.1 million, or 40%, to $539.7 million in the nine months ended June 30, 2026 compared to $385.6 million in the nine months ended June 30, 2025.
Trading system and market information increased $15.7 million, principally due to an increase in trading system costs and an increase in market information in our Exchange-Traded Futures & Options, Debt Capital Markets, Equity Capital Markets, Correspondent Clearing, and Global Hedging businesses. Incremental cost from acquisitions completed since June 30, 2025 added $8.5 million of expense.
Professional fees decreased $2.3 million, principally due to a decrease in legal fees, net of recoveries of $10.8 million. Insurance related recoveries on legal fees were $30.2 million during the nine months ended June 30, 2026. The nine months ended June 30, 2025 included insurance related recoveries on legal fees of $7.1 million. The decrease in legal fees, net of recoveries was partially offset by higher audit, tax and other consultant fees. Incremental cost from acquired entities completed since June 30, 2025 added $8.4 million of expense.
Non-trading technology and support costs increased $23.4 million, principally due to an increase in core technology and development costs. Incremental cost from acquisitions completed since June 30, 2025 added $10.5 million of expense.

Occupancy and equipment rental costs increased $9.9 million, as incremental cost from acquisitions completed since June 30, 2025 added $5.9 million of expense. Additionally, we had increased office costs in Germany, France, Singapore, Colombia, and India, along with an increase in property service charges, utilities and office equipment costs.
Travel and business development increased $16.1 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since June 30, 2025 added $4.4 million of expense.
Depreciation and amortization increased $32.6 million, principally due to $22.9 million of incremental amortization of acquired intangibles and $5.6 million of depreciation from the acquisitions completed since June 30, 2025, along with an increase in depreciation expense from capitalized internally developed software.
During the nine months ended June 30, 2026, we recorded bad debts, net of recoveries of $12.6 million, principally related to bad debt expense from client receivables in the Global Metals and Supply & Trading businesses of our Commercial segment of $8.0 million and $1.7 million, respectively, and from client trading deficits in our Institutional, Self-Directed/Retail, and Commercial segments of $1.9 million, $0.6 million, and $0.4 million. During the nine months ended June 30, 2025, we recorded bad debts, net of recoveries of $2.3 million, principally related to bad debt expense from client trading deficits in our Self-Directed/Retail and Commercial segments of $1.5 million and $1.1 million, respectively, which were partially offset by recoveries of $0.3 million.
Other expenses increased $37.8 million, principally due to settlements of a Self-Directed legal matter and an Equity Capital Markets legal matter, the accretion of the contingent consideration liability related to the Benchmark acquisition, and an increase in insurance costs. Incremental cost from acquired entities completed since June 30, 2025 added $8.9 million of expense.
Other (Losses) Gains, net: The results of the nine months ended June 30, 2026 included a $4.0 million charge on the abandonment of certain capitalized expenditures and capitalized internally developed expenditures and a $0.8 million loss on an equity investment. The results of the nine months ended June 30, 2025 included nonrecurring gains of $6.7 million, resulting from proceeds received from class action settlements, partially offset by a $2.3 million loss on the disposal of certain capitalized hardware expenditures.
Provision for Taxes: Our effective income tax rate was 23% and 27% for the nine months ended June 30, 2026 and 2025, respectively. The effective income tax rate was higher than the U.S. federal statutory rate of 21% due to U.S. state and local taxes, GILTI, GloBE minimum tax, U.S. and foreign permanent differences, and the amount of foreign earnings taxed at higher tax rates.
Variable vs. Fixed Expenses
The table below presents our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
Variable compensation and benefits	$244.0	30%	$143.9	26%	$708.4	29%	$423.9	27%
Transaction-based clearing expenses	144.3	18%	94.9	18%	429.6	17%	273.2	17%
Introducing broker commissions	93.1	12%	49.7	9%	283.7	12%	139.5	9%
Total variable expenses	481.4	60%	288.5	53%	1,421.7	58%	836.6	53%
Fixed compensation and benefits	149.8	19%	123.4	23%	448.5	19%	363.0	23%
Other fixed expenses	165.4	21%	133.7	24%	527.1	22%	383.3	24%
Bad debts, net of recoveries	(1.0)	—%	0.4	—%	12.6	1%	2.3	—%
Total non-variable expenses	314.2	40%	257.5	47%	988.2	42%	748.6	47%
Total non-interest expenses	$795.6	100%	$546.0	100%	$2,409.9	100%	$1,585.2	100%
Our variable expenses included variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible.

Segment Information
Our operating segments are based principally on the nature of the clients we serve (commercial, institutional, and self-directed/retail), and a fourth operating segment, our payments business. We manage our business in this manner due to our large global footprint, in which we have more than 5,200 employees allowing us to serve clients in more than 180 countries.
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
Our business activities are managed as operating segments, which are our reportable segments for financial reporting purposes, as shown below.

StoneX Group Inc.

Commercial	Institutional	Self-Directed/Retail	Payments
Primary Activities:	Primary Activities:	Primary Activities:	Primary Activities:
Global Hedging (f/k/a Financial Ag & Energy)	Equity Capital Markets	Self-Directed (f/k/a Forex/CFD)	Payments
Global Metals (f/k/a LME and Precious Metals)	Investment Banking	Independent Wealth Management	Payment Technology Services
StoneX Supply & Trading (f/k/a Physical Ag & Energy)	Prime Services
Debt Capital Markets
Exchange-Traded Futures & Options
Correspondent Clearing
FX Prime Brokerage
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

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2026	% of Operating Revenues	2025	% of Operating Revenues	2026	% of Operating Revenues	2025	% of Operating Revenues
Revenues:
Sales of physical commodities	$38,772.3		$33,839.9		$120,758.3		$96,883.6
Principal gains, net	414.0		327.6		1,253.2		932.7
Commission and clearing fees	334.4		166.7		988.4		481.4
Consulting, management, and account fees	68.7		45.4		210.0		136.4
Interest income	619.7		444.2		1,798.3		1,223.0
Total revenues	40,209.1		34,823.8		125,008.2		99,657.1
Cost of sales of physical commodities	38,725.0		33,804.5		120,510.8		96,730.2
Operating revenues	1,484.1	100%	1,019.3	100%	4,497.4	100%	2,926.9	100%
Transaction-based clearing expenses	143.3	10%	94.5	9%	425.4	9%	271.4	9%
Introducing broker commissions	94.8	6%	49.7	5%	285.2	6%	139.5	5%
Interest expense	486.5	33%	375.9	37%	1,420.9	32%	1,007.7	34%
Net operating revenues	759.5		499.2		2,365.9		1,508.3
Variable direct compensation and benefits	214.6	14%	120.8	12%	639.1	14%	361.9	12%
Net contribution	544.9		378.4		1,726.8		1,146.4
Fixed compensation and benefits	69.3		56.6		205.5		166.0
Trading systems and market information	19.8		16.2		58.3		48.0
Professional fees	(5.7)		12.6		21.3		30.5
Non-trading technology and support	4.4		3.8		12.6		12.2
Selling and marketing	12.8		11.1		35.0		33.3
Travel and business development	6.9		4.9		20.4		15.2
Depreciation and amortization	15.7		7.6		47.6		25.3
Bad debts, net of recoveries	(1.0)		0.4		12.6		2.3
Shared services	28.8		17.5		75.9		47.8
Other fixed expenses	23.1		9.5		65.9		32.3
Total fixed compensation and other expenses	174.1	12%	140.2	14%	555.1	12%	412.9	14%
Other (losses) gains, net	(0.2)		(1.3)		(3.3)		4.4
Segment income	370.6		236.9		1,168.4		737.9
Allocation of overhead costs	46.8		43.0		139.2		129.1
Segment income, less allocation of overhead costs	$323.8		$193.9		$1,029.2		$608.8

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
As noted at the beginning of this Segment Information section, the portion of our precious metals activities previously reported in our Self-Directed/Retail segment has been moved into and combined with our precious metals activities within this segment. All segment information has been revised to reflect all precious metals business within this segment retroactive to October 1, 2024.

The tables below present the financial performance, a disaggregation of operating revenues, and select operating data and metrics used by management in evaluating the performance of the Commercial segment, for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$38,772.3	$33,839.9	15%	$120,758.3	$96,883.6	25%
Principal gains, net	178.0	88.8	100%	523.2	238.3	120%
Commission and clearing fees	125.6	55.1	128%	359.4	158.1	127%
Consulting, management and account fees	8.4	7.1	18%	28.6	21.8	31%
Interest income	92.9	42.9	117%	258.5	142.3	82%
Total revenues	39,177.2	34,033.8	15%	121,928.0	97,444.1	25%
Cost of sales of physical commodities	38,725.0	33,804.5	15%	120,510.8	96,730.2	25%
Operating revenues	452.2	229.3	97%	1,417.2	713.9	99%
Transaction-based clearing expenses	36.5	21.5	70%	108.7	58.2	87%
Introducing broker commissions	51.8	12.8	305%	153.4	37.2	312%
Interest expense	37.5	23.5	60%	102.2	61.2	67%
Net operating revenues	326.4	171.5	90%	1,052.9	557.3	89%
Variable direct compensation and benefits	80.6	44.5	81%	256.8	141.6	81%
Net contribution	245.8	127.0	94%	796.1	415.7	92%
Fixed compensation and benefits	24.4	19.9	23%	71.4	56.8	26%
Trading systems and market information	5.3	4.4	20%	15.5	13.1	18%
Professional fees	3.0	2.4	25%	7.0	6.4	9%
Non-trading technology and support	1.2	0.4	200%	2.3	1.2	92%
Selling and marketing	1.9	1.5	27%	4.5	4.0	13%
Travel and business development	3.0	2.4	25%	8.9	6.7	33%
Depreciation and amortization	5.7	2.0	185%	17.3	5.9	193%
Bad debts, net of recoveries	(1.3)	—	n/m	10.1	0.9	1,022%
Shared services	12.5	10.0	25%	33.6	23.8	41%
Other fixed expenses	8.7	2.3	278%	20.7	13.9	49%
Total fixed compensation and other expenses	64.4	45.3	42%	191.3	132.7	44%
Other gains	—	1.0	(100)%	—	1.0	(100)%
Segment income	181.4	82.7	119%	604.8	284.0	113%
Allocation of overhead costs	12.4	9.9	25%	36.4	29.5	23%
Segment income, less allocation of overhead costs	$169.0	$72.8	132%	$568.4	$254.5	123%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$152.5	$72.7	110%	$446.2	$210.4	112%
OTC derivatives	101.8	58.9	73%	284.0	155.8	82%
Physical contracts	115.4	55.9	106%	462.2	221.1	109%
Interest / fees earned on client balances	75.7	35.4	114%	203.0	106.7	90%
Other	6.8	6.4	6%	21.8	19.9	10%
	$452.2	$229.3	97%	$1,417.2	$713.9	99%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	17,911	13,081	37%	55,643	35,124	58%
Listed derivatives, average rate per contract (2)	$8.18	$5.33	53%	$7.69	$5.77	33%
Average client equity - listed derivatives (millions) (1)	$4,544	$1,734	162%	$4,281	$1,732	147%
OTC derivatives (contracts, 000’s)	1,924	1,018	89%	4,438	2,774	60%
OTC derivatives, average rate per contract	$53.50	$58.06	(8)%	$64.74	$56.68	14%

(1)
The acquisition of RJO, effective July 31, 2025, contributed 5.0 million and 15.9 million listed derivative contracts and $2.1 billion and $2.1 billion in average client equity for the three and nine months ended June 30, 2026, respectively.

(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, as well as cash and voice brokerage revenues are excluded from the calculation of listed derivatives, average rate per contract.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating revenues increased $222.9 million, or 97%, to $452.2 million in the three months ended June 30, 2026 compared to $229.3 million in the three months ended June 30, 2025. Net operating revenues increased $154.9 million, or 90%, to $326.4 million in the three months ended June 30, 2026 compared to $171.5 million in the three months ended June 30, 2025.
Operating revenues derived from listed derivatives increased $79.8 million, principally driven by a 37% increase in listed derivatives contract volumes and a 53% increase in the average rate per contract. The increase in contract volumes as well as the increase in rate per contract was primarily driven by the acquisition of RJO. The acquired RJO business contributed $56.1 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC derivatives increased $42.9 million, principally resulting from an 89% increase in OTC derivative contract volumes, which was partially offset by an 8% decline in the average rate per contract. This significant increase in client activity, was most prevalent in agricultural, renewable fuel, and soft commodity markets as well as continuing increasing volumes associated with our automated trading platforms, which have allowed for more efficient processing and hedging of OTC transactions.
Operating revenues derived from physical transactions increased $59.5 million, principally driven by a $40.5 million increase in operating revenues in our physical precious metals business, along with an $18.7 million increase in physical supply and trading operating revenues. Precious metals related operating revenues were favorably impacted by $6.4 million in the three months ended June 30, 2026 of realized gains on the sale of physical inventories carried at the lower of cost or net realizable value for which losses on related derivative positions were recognized in prior periods, while the prior year period was unfavorably impacted by unrealized losses of $0.9 million on derivative positions related to physical inventories carried at the lower of cost or net realizable value.
Interest and fee income earned on client balances increased $40.3 million, partially driven by the acquisition of RJO as well as an overall increase in average client margin deposits. The acquired RJO business contributed $18.6 million in interest and fee income earned on client balances and $2.1 billion in average client equity in the three months ended June 30, 2026.
Interest expense increased $14.0 million, principally related to a $9.2 million increase in interest paid to clients, primarily driven by the acquisition of RJO, as well as an increase in interest expense related to financing costs in our physical precious metals and supply and trading businesses.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 37% and 34% for the three months ended June 30, 2026 and 2025, respectively. The growth was principally driven by an increase in introducing broker commissions related to the acquisition of the RJO business.
Segment income increased $98.7 million, principally due to the increase in operating revenues noted above, which were partially offset by a $39.0 million increase in introducing broker commissions and a $15.0 million increase in transaction-based clearing expenses, each of which was primarily driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, a $36.1 million increase in variable compensation and a $19.1 million increase in non-variable direct expenses, of which $6.9 million was attributable to the RJO business. The increase in non-variable direct expenses was partially offset by a favorable $1.3 million variance in bad debt, net of recoveries.
For the three months ended June 30, 2026, we calculated an allocation for overhead costs of $12.4 million for the Commercial segment compared to a $9.9 million allocation in the three months ended June 30, 2025.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Operating revenues increased $703.3 million, or 99%, to $1,417.2 million in the nine months ended June 30, 2026 compared to $713.9 million in the nine months ended June 30, 2025. Net operating revenues increased $495.6 million, or 89%, to $1,052.9 million in the nine months ended June 30, 2026 compared to $557.3 million in the nine months ended June 30, 2025.
Operating revenues derived from listed derivatives increased $235.8 million, principally driven by a 58% increase in listed derivative contract volumes and a 33% increase in the average rate per contract. The increase in contract volumes as well as the increase in rate per contract was primarily driven by the acquisition of RJO as well as increased client activity and a widening of spreads in LME base metals markets. The acquired RJO business contributed $169.0 million in operating revenues derived from listed derivatives.
Operating revenues derived from OTC transactions increased $128.2 million, principally resulting from a 60% increase in OTC derivative contract volumes as well as a 14% increase in the average rate per contract. This significant increase in client activity and the widening of spreads, most prevalent in agricultural and energy markets, including renewable fuels, was primarily driven by heightened volatility as a result of the onset and continuation of the U.S.-Iran conflict. In addition, we experienced strong performance in soft commodity markets, most notably in cocoa, while overall OTC performance was enhanced by the significant investments made in technology, which have allowed for more efficient processing and hedging of OTC transactions.
Operating revenues derived from physical transactions increased $241.1 million, principally driven by a $240.5 million increase in operating revenues in our physical precious metals business while physical supply and trading operating revenues were flat with the prior year. The performance in our precious metals business was primarily driven by sustained volatility in global markets, which combined with our expansive global footprint, enabled us to fulfill heightened client needs for our services.
Interest and fee income earned on client balances increased $96.3 million, primarily as a result of the acquisition of RJO, which contributed $58.1 million in interest and fee income earned on client balances and helped drive a 147% increase in average client equity. This increase was partially offset by the decline in short-term interest rates.
Interest expense increased $41.0 million, principally related to a $33.3 million increase in interest paid to clients, primarily driven by the acquisition of RJO.
Variable expenses, excluding interest, expressed as a percentage of operating revenues, were 37% and 33% for the nine months ended June 30, 2026 and 2025, respectively. The growth was principally driven by an increase in introducing broker commissions related to the acquisition of the RJO business.
Segment income increased $320.8 million, primarily related to the increase in operating revenues noted above, which were partially offset by a $116.2 million increase in introducing broker commissions and a $50.5 million increase in transaction-based clearing expenses, each of which was principally driven by the acquisition of RJO. In addition, the operating revenue growth was also partially offset by the increase in interest expense noted above, a $115.2 million increase in variable compensation and a $58.6 million increase in non-variable direct expenses, of which $18.9 million was attributable to the RJO business.
For the nine months ended June 30, 2026, we calculated an allocation for overhead costs of $36.4 million for the Commercial segment compared to a $29.5 million allocation in the nine months ended June 30, 2025.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	119.7	115.6	4%	386.2	332.1	16%
Commission and clearing fees	192.7	97.2	98%	578.1	278.3	108%
Consulting, management and account fees	43.5	20.6	111%	128.9	61.4	110%
Interest income	519.4	392.6	32%	1,516.5	1,055.0	44%
Total revenues	875.3	626.0	40%	2,609.7	1,726.8	51%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	875.3	626.0	40%	2,609.7	1,726.8	51%
Transaction-based clearing expenses	101.0	67.5	50%	298.6	197.6	51%
Introducing broker commissions	15.0	7.8	92%	46.7	23.1	102%
Interest expense	447.0	350.6	27%	1,312.4	941.0	39%
Net operating revenues	312.3	200.1	56%	952.0	565.1	68%
Variable direct compensation and benefits	119.8	63.7	88%	341.3	182.4	87%
Net contribution	192.5	136.4	41%	610.7	382.7	60%
Fixed compensation and benefits	31.7	21.6	47%	94.8	62.0	53%
Trading systems and market information	10.8	8.1	33%	32.6	23.7	38%
Professional fees	(10.0)	6.2	(261)%	8.2	12.8	(36)%
Non-trading technology and support	1.4	1.0	40%	4.1	2.9	41%
Selling and marketing	1.0	0.6	67%	3.5	2.4	46%
Travel and business development	3.3	1.8	83%	9.4	6.1	54%
Depreciation and amortization	5.5	1.2	358%	16.4	3.2	413%
Bad debts, net of recoveries	0.3	—	n/m	1.9	(0.1)	n/m
Shared services	8.5	3.8	124%	22.2	10.7	107%
Other fixed expenses	10.1	2.4	321%	25.0	6.0	317%
Non-variable direct expenses	62.6	46.7	34%	218.1	129.7	68%
Other losses, net	—	(2.3)	(100)%	(2.5)	(1.0)	150%
Segment income	129.9	87.4	49%	390.1	252.0	55%
Allocation of overhead costs	15.2	14.9	2%	44.6	44.8	—%
Segment income, less allocation of overhead costs	$114.7	$72.5	58%	$345.5	$207.2	67%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Listed derivatives	$131.8	$53.7	145%	$425.0	$156.2	172%
Securities	573.8	456.1	26%	1,671.8	1,228.4	36%
FX contracts	6.2	7.8	(21)%	20.0	25.3	(21)%
Interest / fees earned on client balances	92.6	67.0	38%	294.3	203.7	44%
Other	70.9	41.4	71%	198.6	113.2	75%
	$875.3	$626.0	40%	$2,609.7	$1,726.8	51%

Volumes and Other Select Data:
Listed derivatives (contracts, 000’s) (1)	80,034	43,678	83%	223,574	135,969	64%
Listed derivatives, average rate per contract (2)	$1.36	$1.17	16%	$1.56	$1.10	42%
Average client equity - listed derivatives (millions) (1)	$10,462	$4,825	117%	$9,789	$4,874	101%
Securities ADV (millions)	$12,263	$9,219	33%	$11,635	$8,953	30%
Securities RPM (2)	$302	$276	9%	$297	$264	13%
Average money market / FDIC sweep client balances (millions)	$1,181	$1,208	(2)%	$1,212	$1,229	(1)%
FX contracts ADV ( millions)	$3,975	$2,913	36%	$3,221	$3,320	(3)%
FX contracts RPM	$25	$41	(39)%	$32	$39	(18)%

(1)
The acquisition of RJO, effective July 31, 2025, contributed 27.0 million and 84.9 million listed derivative contracts and $4.5 billion and $4.1 billion in average client equity for the three and nine months ended June 30, 2026, respectively.

(2)	Give-up fee revenues, related to contract execution for clients of other FCMs, are excluded from the calculation of listed derivatives, average rate per contract.
(3)	Interest expense associated with our fixed income activities is deducted from operating revenues in the calculation of Securities RPM, while interest income related to securities lending is excluded.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating revenues increased $249.3 million, or 40%, to $875.3 million in the three months ended June 30, 2026 compared to $626.0 million in the three months ended June 30, 2025. Net operating revenues increased $112.2 million, or 56%, to $312.3 million in the three months ended June 30, 2026 compared to $200.1 million in the three months ended June 30, 2025.
Operating revenues derived from listed derivatives increased $78.1 million principally driven by an 83% increase in contract volumes, primarily as a result of the acquisition of RJO, as well as a 16% increase in the average rate per contract. The acquired RJO business contributed $76.1 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $117.7 million, principally driven by a 33% increase in the ADV of securities traded as well as a 9% increase in the securities RPM. The increase in securities ADV was driven by growth in U.S. equity volumes as well as an increase in overall client activity driven by the onset and continuation of the U.S.-Iran conflict.
Operating revenues derived from FX contracts declined $1.6 million, principally driven by a 39% decrease in the average rate per contract, partially offset by a 36% increase in the ADV of FX contracts traded.
Other operating revenues increased $29.5 million, principally due to an increase in investment banking and equity research related operating revenues related to the acquisition of The Benchmark Company in the three months ended September 30, 2025.
Interest and fee income earned on client balances, which is associated with our listed derivative and correspondent clearing businesses increased $25.6 million, principally driven by an increase of 117% in the average client equity balances, partially offset by the decrease in short-term interest rates and a 2% decline in average money market / FDIC sweep client balances. The acquisition of RJO contributed $4.5 billion in average client equity and $36.9 million in interest and fee income earned on client balances in the three months ended June 30, 2026.
Interest expense increased $96.4 million, primarily as a result of the increase in securities ADV, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $69.8 million, to $365.3 million and interest expense directly attributable to securities lending activities increasing $4.2 million, to $29.2 million. Interest paid to clients increased $19.4 million to $43.2 million, as the acquired RJO business added $19.3 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 27% in the three months ended June 30, 2026 compared to 22% in the three months ended June 30, 2025, primarily due to an increase in variable compensation due to product mix.
Segment income increased $42.5 million, principally due to the increase in net operating revenues noted above, partially offset by a $56.1 million increase in variable compensation and benefits and a $15.9 million increase in non-variable direct expenses, with $20.1 million of this increase attributable to the acquisition of RJO. Excluding the acquired RJO business, non-variable direct expenses decreased $4.2 million, primarily related to the recovery of legal fees matter, partially offset by a $3.0 million increase in fixed compensation and benefits, a $1.5 million increase in contingent acquisition accretion expense, and a $1.6 million increase in trading systems and market information. The increase in fixed compensation and benefits, market information, and contingent acquisition accretion expense was primarily related to the acquisition of The Benchmark Company.
For the three months ended June 30, 2026, we calculated an allocation for overhead costs of $15.2 million for the Institutional segment compared to a $14.9 million allocation in the three months ended June 30, 2025.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Operating revenues increased $882.9 million, or 51%, to $2,609.7 million in the nine months ended June 30, 2026 compared to $1,726.8 million in the nine months ended June 30, 2025. Net operating revenues increased $386.9 million, or 68%, to $952.0 million in the nine months ended June 30, 2026 compared to $565.1 million in the nine months ended June 30, 2025.
Operating revenues derived from listed derivatives increased $268.8 million, principally driven by a 64% increase in contract volumes, primarily as a result of the acquisition of RJO, as well as a 42% increase in the average rate per contract. The acquired RJO business contributed $250.4 million in operating revenues derived from listed derivatives.
Operating revenues derived from securities transactions increased $443.4 million, principally driven by a 30% increase in the ADV of securities traded, primarily as a result of increased client activity in both equity and fixed income markets, as well as a 13% increase in securities RPM.

Operating revenues derived from FX contracts declined $5.3 million, principally driven by an 18% decline in the average rate per contract as well as a 3% decline in the ADV of FX contracts traded.
Interest and fee income earned on client balances, which is associated with our listed derivative business, as well as our correspondent clearing businesses, increased $90.6 million, principally driven by an increase of 101% in average client equity balances. The acquisition of RJO contributed $4.1 billion in average client equity and $116.4 million in interest and fee income earned on client balances in the nine months ended June 30, 2026.
Interest expense increased $371.4 million, primarily as a result of the increase in Securities ADV, with interest expense directly associated with serving as an institutional dealer in fixed income securities increasing $331.4 million, to $1,083.1 million and interest expense directly attributable to securities lending activities increasing $11.2 million to $79.6 million. Interest paid to clients increased $48.8 million to $123.9 million, as the acquired RJO business added $56.0 million, partially offset by a decrease in our Exchange-Traded Futures & Options business, excluding RJO. Partially offsetting these increases, interest from short-term financing facilities and other counterparties decreased $19.4 million.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 26% in the nine months ended June 30, 2026 compared to 23% in the nine months ended June 30, 2025, primarily due to an increase in variable compensation due to product mix.
Segment income increased $138.1 million, principally driven by the increase in net operating revenues noted above, partially offset by a $158.9 million increase in variable compensation and benefits and a $88.4 million increase in non-variable direct expenses, with $56.0 million of this increase attributable to the acquisition of RJO. Excluding the acquired RJO business, non-variable direct expenses increased $32.4 million, primarily related to a $14.6 million increase in fixed compensation and benefits, an $8.3 million decrease in professional fees, and a $4.8 million increase in contingent acquisition accretion expense, a $4.4 million increase in trading systems and market information, and a $2.0 million increase in bad debts, net of recoveries. The increase in fixed compensation and benefits, market information, and contingent acquisition accretion expense was primarily related to the acquisition of The Benchmark Company and Octo Finances. The decrease in professional fees was principally due to insurance related recoveries of legal fees during the nine months ended June 30, 2026. Segment income in the nine months ended June 30, 2026, included a $2.5 million charge on the abandonment of certain software license and capitalized internally developed software. Segment income in the nine months ended June 30, 2025, included a $2.3 million loss on the disposal of certain capitalized hardware expenditures, partially offset by a gain of $1.3 million related to proceeds received from class action settlements.
For the nine months ended June 30, 2026, we calculated an allocation for overhead costs of $44.6 million for the Institutional segment compared to a $44.8 million allocation in the nine months ended June 30, 2025.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	59.6	72.1	(17)%	180.1	209.1	(14)%
Commission and clearing fees	13.8	12.6	10%	44.3	39.8	11%
Consulting, management and account fees	15.9	17.6	(10)%	50.5	51.3	(2)%
Interest income	7.0	8.4	(17)%	22.3	24.3	(8)%
Total revenues	96.3	110.7	(13)%	297.2	324.5	(8)%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	96.3	110.7	(13)%	297.2	324.5	(8)%
Transaction-based clearing expenses	3.3	3.6	(8)%	11.4	10.2	12%
Introducing broker commissions	26.7	27.9	(4)%	81.5	76.1	7%
Interest expense	1.9	1.8	6%	6.2	5.5	13%
Net operating revenues	64.4	77.4	(17)%	198.1	232.7	(15)%
Variable direct compensation and benefits	4.8	3.7	30%	14.2	11.1	28%
Net contribution	59.6	73.7	(19)%	183.9	221.6	(17)%
Fixed compensation and benefits	8.6	8.0	8%	24.5	26.1	(6)%
Trading systems and market information	3.5	3.5	—%	9.6	10.3	(7)%
Professional fees	0.7	3.3	(79)%	4.1	8.7	(53)%
Non-trading technology and support	1.5	2.0	(25)%	5.2	6.7	(22)%
Selling and marketing	9.7	8.9	9%	26.6	26.5	—%
Travel and business development	0.4	0.4	—%	1.4	1.5	(7)%
Depreciation and amortization	3.0	3.2	(6)%	9.8	12.8	(23)%
Bad debts, net of recoveries	—	0.4	(100)%	0.6	1.5	(60)%
Shared services	4.0	1.6	150%	10.9	7.0	56%
Other fixed expenses	3.3	3.7	(11)%	17.8	9.7	84%
Non-variable direct expenses	34.7	35.0	(1)%	110.5	110.8	—%
Other gain	—	—	—%	—	4.4	(100)%
Segment income	24.9	38.7	(36)%	73.4	115.2	(36)%
Allocation of overhead costs	15.1	12.6	20%	46.0	37.9	21%
Segment income, less allocation of overhead costs	$9.8	$26.1	(62)%	$27.4	$77.3	(65)%

The tables below reflect a disaggregation of operating revenues and select operating data and metrics used by management in evaluating performance of our Self-Directed/Retail segment for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Securities	$30.4	$29.6	3%	$96.2	$85.8	12%
FX/CFD contracts	64.7	79.6	(19)%	197.2	231.6	(15)%
Interest / fees earned on client balances	0.7	0.5	40%	1.9	1.8	6%
Other	0.5	1.0	(50)%	1.9	5.3	(64)%
	$96.3	$110.7	(13)%	$297.2	$324.5	(8)%

Volumes and Other Select Data:
FX/CFD contracts ADV (millions)	$6,805	$9,277	(27)%	$8,089	$8,485	(5)%
FX/CFD contracts RPM	$147	$133	11%	$126	$143	(12)%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating revenues decreased $14.4 million, or 13%, to $96.3 million in the three months ended June 30, 2026 compared to $110.7 million in the three months ended June 30, 2025. Net operating revenues decreased $13.0 million, or 17%, to $64.4 million in the three months ended June 30, 2026 compared to $77.4 million in the three months ended June 30, 2025.
Operating revenues derived from FX/CFD contracts decreased $14.9 million, principally due to a 27% decline in ADV, which was partially offset by an 11% increase in RPM.
Operating revenues derived from securities transactions, which relate to our independent wealth management activities, increased $0.8 million, principally due to the acquisitions of Intercam and GEA during the three months ended December 31, 2025.
Interest and fee income earned on client balances increased $0.2 million versus the prior year.
Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 36% in the three months ended June 30, 2026 compared to 32% in the three months ended June 30, 2025.
Segment income decreased $13.8 million, principally due to the decrease in net operating revenues noted above.
For the three months ended June 30, 2026, we calculated an allocation for overhead costs of $15.1 million for the Self-Directed/Retail segment compared to a $12.6 million allocation in the three months ended June 30, 2025.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Operating revenues decreased $27.3 million, or 8%, to $297.2 million in the nine months ended June 30, 2026 compared to $324.5 million in the nine months ended June 30, 2025. Net operating revenues decreased $34.6 million, or 15%, to $198.1 million in the nine months ended June 30, 2026 compared to $232.7 million in the nine months ended June 30, 2025.
Operating revenues derived from FX/CFD contracts decreased $34.4 million, principally due to a 12% decline in FX/CFD contracts RPM as well as a 5% decline in FX/CFD contracts ADV.
Operating revenues derived from securities transactions, which are related to our independent wealth management activities, increased $10.4 million, principally due to the acquisitions of Intercam and GEA during the three months ended December 31, 2025.
Interest and fee income earned on client balances increased $0.1 million versus the prior year.
Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 36% in the nine months ended June 30, 2026 compared to 30% in the nine months ended June 30, 2025, primarily as a result of the decline in FX/CFD operating revenues, which have a relatively low component of associated variable expenses.
Non-variable direct expenses were relatively flat with the prior year period, as a $6.2 million settlement in the nine months ended June 30, 2026, of a matter that was outstanding prior to the acquisition of Gain Capital Holdings, Inc. in 2020, was offset by declines in other non-variable direct expenses, including fixed compensation and benefits, non-trading technology and support, professional fees and depreciation and amortization.
Segment income decreased $41.8 million, principally due to the decline in net operating revenues noted above. Segment income in the nine months ended June 30, 2025 was favorably impacted by a $4.4 million class action settlement received.

For the nine months ended June 30, 2026, we calculated an allocation for overhead costs of $46.0 million for the Self-Directed/Retail segment compared to a $37.9 million allocation in the nine months ended June 30, 2025.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenues:
Sales of physical commodities	$—	$—	—%	$—	$—	—%
Principal gains, net	56.7	51.1	11%	163.7	153.2	7%
Commission and clearing fees	2.3	1.8	28%	6.6	5.2	27%
Consulting, management, account fees	0.9	0.1	800%	2.0	1.9	5%
Interest income	0.4	0.3	33%	1.0	1.4	(29)%
Total revenues	60.3	53.3	13%	173.3	161.7	7%
Cost of sales of physical commodities	—	—	—%	—	—	—%
Operating revenues	60.3	53.3	13%	173.3	161.7	7%
Transaction-based clearing expenses	2.5	1.9	32%	6.7	5.4	24%
Introducing broker commissions	1.3	1.2	8%	3.6	3.1	16%
Interest expense	0.1	—	n/m	0.1	—	n/m
Net operating revenues	56.4	50.2	12%	162.9	153.2	6%
Variable compensation and benefits	9.4	8.9	6%	26.8	26.8	—%
Net contribution	47.0	41.3	14%	136.1	126.4	8%
Fixed compensation and benefits	4.6	7.1	(35)%	14.8	21.1	(30)%
Trading systems and market information	0.2	0.2	—%	0.6	0.9	(33)%
Professional fees	0.6	0.7	(14)%	2.0	2.6	(23)%
Non-trading technology and support	0.3	0.4	(25)%	1.0	1.4	(29)%
Selling and marketing	0.2	0.1	100%	0.4	0.4	—%
Travel and business development	0.2	0.3	(33)%	0.7	0.9	(22)%
Depreciation and amortization	1.5	1.2	25%	4.1	3.4	21%
Bad debts, net of recoveries	—	—	—%	—	—	—%
Shared services	3.8	2.1	81%	9.2	6.3	46%
Other fixed expenses	1.0	1.1	(9)%	2.4	2.7	(11)%
Total fixed compensation and other expenses	12.4	13.2	(6)%	35.2	39.7	(11)%
Other losses	(0.2)	—	n/m	(0.8)	—	n/m
Segment income	34.4	28.1	22%	100.1	86.7	15%
Allocation of overhead costs	4.1	5.6	(27)%	12.2	16.9	(28)%
Segment income, less allocation of overhead costs	$30.3	$22.5	35%	$87.9	$69.8	26%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Operating Revenues (in millions):
Payments	$59.1	$52.3	13%	$169.6	$158.3	7%
Other	1.2	1.0	20%	3.7	3.4	9%
	$60.3	$53.3	13%	$173.3	$161.7	7%

Volumes and Other Select Data:
Payments ADV (millions)	$96	$80	20%	$94	$81	16%
Payments RPM	$9,915	$10,614	(7)%	$9,700	$10,515	(8)%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating revenues increased $7.0 million, or 13%, to $60.3 million in the three months ended June 30, 2026 compared to $53.3 million in the three months ended June 30, 2025. Net operating revenues increased $6.2 million, or 12%, to $56.4 million in the three months ended June 30, 2026 compared to $50.2 million in the three months ended June 30, 2025.
The increase in operating revenues was principally due to a 20% increase in ADV, partially offset by a 7% decline in the RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 22% in the three months ended June 30, 2026 compared to 23% in the three months ended June 30, 2025.
Segment income increased $6.3 million, principally driven by the increase in net operating revenues noted above. A $0.8 million decline in non-variable direct expenses, primarily in non-variable compensation, was partially offset by a $0.5 million increase in variable incentive compensation and a $0.2 million loss on an equity investment, which is included in Other loss.
For the three months ended June 30, 2026, we calculated an allocation for overhead costs of $4.1 million for the Payments segment compared to a $5.6 million allocation in the three months ended June 30, 2025.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Operating revenues increased $11.6 million, to $173.3 million in the nine months ended June 30, 2026 compared to $161.7 million in the nine months ended June 30, 2025. Net operating revenues increased $9.7 million, or 6%, to $162.9 million in the nine months ended June 30, 2026 compared to $153.2 million in the nine months ended June 30, 2025.
The increase in operating revenues was principally driven by a 16% increase in the ADV, partially offset by an 8% decline in RPM traded.
Variable expenses, excluding interest, expressed as a percentage of operating revenues were 21% in the nine months ended June 30, 2026 compared to 22% in the nine months ended June 30, 2025.
Segment income increased $13.4 million, principally driven by the increase in net operating revenues noted above, as well as a $4.5 million decline in non-variable direct expenses, primarily in non-variable compensation, partially offset by an $0.8 million loss on an equity investment, which is included in Other loss.
For the nine months ended June 30, 2026, we calculated an allocation for overhead costs of $12.2 million for the Payments segment compared to a $16.9 million allocation in the nine months ended June 30, 2025.

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
In addition, for the three and nine months ended June 30, 2026 and 2025, the table provides information regarding the allocation of a portion of these costs to the aforementioned operating segments. The allocation of overhead costs to operating segments includes costs associated with compliance, technology, and credit and risk costs. The share of allocated costs is based on resources consumed by the relevant businesses. In addition, the allocation of human resources and occupancy costs is principally based on employee costs within the relevant businesses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Compensation and benefits:
Variable compensation and benefits	$29.4	$23.1	27%	$69.3	$62.0	12%
Fixed compensation and benefits	80.5	66.8	21%	243.0	197.0	23%
	109.9	89.9	22%	312.3	259.0	21%
Other expenses:
Occupancy and equipment rental	14.2	12.7	12%	44.0	36.9	19%
Non-trading technology and support	25.7	17.3	49%	72.5	49.5	46%
Professional fees	11.6	11.3	3%	35.8	28.9	24%
Depreciation and amortization	11.2	7.3	53%	31.2	20.9	49%
Communications	2.4	1.5	60%	7.5	4.4	70%
Selling and marketing	3.8	1.9	100%	9.7	5.1	90%
Trading systems and market information	5.9	5.1	16%	18.2	12.8	42%
Travel and business development	4.0	3.0	33%	19.1	8.2	133%
Other	9.6	7.9	22%	28.0	19.8	41%
	88.4	68.0	30%	266.0	186.5	43%
Overhead costs, before shared services	198.3	157.9	26%	578.3	445.5	30%
Shared services	(28.8)	(17.5)	65%	(75.9)	(47.8)	59%
Overhead costs, net of shared services	169.5	140.4	21%	502.4	397.7	26%
Allocation of overhead costs	(46.8)	(43.0)	9%	(139.2)	(129.1)	8%
Overhead costs, net of shared services, net of allocation to operating segments	$122.7	$97.4	26%	$363.2	$268.6	35%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Variable compensation and benefits increased related to incremental cost from acquisition-related headcount increases as well as higher operating performance.
The increase in non-variable compensation was partially related to a reorganization of IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option and restricted stock award grants to certain executive officers during fiscal 2025. Incremental cost from acquisitions completed since June 30, 2025 added $8.5 million of non-variable compensation expense.
During the three months ended June 30, 2026, non-variable compensation included $2.9 million of severance costs, principally related to the collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities, as well as termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities.
Non-trading technology and support increased $8.4 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies. Incremental cost from acquired entities completed since June 30, 2025 added $2.7 million of expense.
Depreciation and amortization increased $3.9 million, principally due to an increase in the amortization of capitalized internally developed software related to various systems technologies. Incremental cost from acquired entities completed since June 30, 2025 added $1.6 million of expense.
Selling and marketing costs increased $1.9 million, principally related to an increase in directed advertising campaigns.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Variable compensation and benefits increased 12%, as increased costs from acquisition-related headcount increases as well as higher operating performance was partially offset by the recovery of certain benefit liabilities established in the U.K. over the last three fiscal years.
The increase in non-variable compensation was partially related to a reorganization of IT and centralized marketing personnel, including the move of certain development and marketing teams out of discrete business lines and into centralized shared services, resulting in increased compensation expense in overhead, and lower compensation expense in the discrete business lines, which were partially offset with non-variable charges to the business lines based on use of IT and marketing resources. Additionally, the increase in non-variable compensation was impacted by an increase in headcount, as well as the impact of annual merit increases. Share-based compensation expense increased principally due to the issuance of additional stock option and restricted stock award grants to certain executive officers during fiscal 2025. Incremental cost from acquisitions completed since June 30, 2025 added $35.4 million of non-variable compensation expense.
During the nine months ended June 30, 2026, non-variable compensation included $11.6 million of severance costs, principally related to a formal collective redundancy consolidation process for U.K.-based employees following integration of certain RJO entities, as well as termination and retention costs for certain U.S.-based positions related to the ongoing integration activities of certain RJO entities. Fixed compensation and benefits for the nine months ended June 30, 2025 included, in aggregate, $6.6 million related to severance, accelerated long-term incentive and accelerated share-based compensation due to the departure of an executive officer.
Non-trading technology and support increased $23.0 million, principally due to higher non-trading software maintenance and support costs related to various IT systems technologies. Incremental cost from acquired entities completed since June 30, 2025 added $8.8 million of expense.
Depreciation and amortization increased $10.3 million, principally due to an increase in the amortization of capitalized internally developed software related to various systems technologies. Incremental cost from acquired entities completed since June 30, 2025 added $4.0 million of expense.
Professional fees increased $6.9 million, principally due to an increase in audit, tax, and other legal fees on corporate matters. Incremental cost from acquired entities completed since June 30, 2025 added $2.9 million of expense.
Selling and marketing costs increased $4.6 million, principally related to an increase in directed advertising campaigns and to the reorganization of certain centralized marketing personnel discussed above.

Travel and business development increased $10.9 million, principally due to costs related to our global sales summit, held in March 2026, which occurs on a once-every-two years rotation. Incremental cost from acquired entities completed since June 30, 2025 added $1.3 million of expense.
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
Regulatory
StoneX Financial Inc. is a registered futures commission merchant with the CFTC and NFA, and members of various commodities and futures exchanges in the U.S. and abroad. StoneX Financial Inc. has responsibilities to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. We require our clients to make margin deposits the next business day, and we require our largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of our clients’ net open positions and required margin per contract. StoneX Financial Inc. is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC. In addition, StoneX Financial Inc. is registered as a broker-dealer with the SEC and is a member of both FINRA and Municipal Securities Rulemaking Board (the “MSRB”). StoneX Financial Inc. is also subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”).
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
StoneX Financial Ltd is regulated by the FCA, the regulator of investment and payment firms in the U.K. as a MiFID investment firm under U.K. law, and is subject to regulations which impose regulatory capital requirements. In Europe, our regulated subsidiaries are subject to E.U. regulation. Across the U.K. and E.U., the respective transpositions of the Market Abuse Regulation, and the General Data Protection Regulation, also apply. StoneX Financial Ltd is a member of various commodities, futures, and securities exchanges in the U.K. and Europe and has the responsibility to meet margin calls at all exchanges on a daily basis and intra-day basis, as necessary. StoneX Financial Ltd is required to be compliant with the U.K.’s regulation for capital and liquidity, and CASS regulation for client money and safeguarding. To comply with these liquidity regulations, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity under stressed scenarios, and are required to maintain enough liquidity for the firm to survive for one year under the appropriate stressed conditions.
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

As of June 30, 2026, we had total equity of $2,844.0 million, outstanding loans under revolving credit facilities and other payables to lenders of $660.7 million, and $1,160.9 million outstanding on our senior secured notes, net of deferred financing costs.
A substantial portion of our assets are liquid. As of June 30, 2026, approximately 97% of our assets consisted of cash and cash equivalents; securities purchased under agreements to resell; securities borrowed; deposits with and receivables from broker-dealers, clearing organizations and counterparties; receivables from clients; financial instruments owned, at fair value; and physical commodities inventory. All assets that are not client and counterparty deposit financed are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, securities loaned and other payables.
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
Our assets and liabilities may vary significantly from period to period due to changing client requirements, economic and market conditions, and our growth. Our total assets as of June 30, 2026 and September 30, 2025, were $54.0 billion and $45.3 billion, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of client activity, commodities prices, and changes in the balances of financial instruments and commodities inventory. StoneX

Financial Inc. and StoneX Financial Ltd occasionally utilize their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their clients.
The majority of the assets of StoneX Financial Inc., StoneX Financial Ltd, StoneX Financial Pte. Ltd., StoneX Markets LLC, and Gain Capital Group, LLC, are restricted from being transferred to us or other affiliates due to specific regulatory requirements. This restriction has no current impact on our ability to meet our cash obligations, and no such impact is expected in the future.
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
We do not intend to distribute earnings of our foreign subsidiaries in a taxable manner, and therefore intend to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction, and earnings that would not result in any significant foreign taxes. We repatriated $91.0 million and $58.5 million for the nine months ended June 30, 2026 and 2025, respectively, of earnings previously taxed in the U.S., resulting in no significant incremental taxes. Therefore, we have not recognized a deferred tax liability on its investment in foreign subsidiaries.
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
Committed Credit Facilities
As of June 30, 2026, we had committed bank credit facilities, totaling $1,760.0 million, of which $488.0 million was outstanding. Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:
•A first-lien senior secured syndicated loan facility committed until June 3, 2029, under which $850.0 million is available to us for general working capital requirements and capital expenditures.
•An unsecured line of credit committed until October 27, 2026, under which $325.0 million is available to our wholly owned subsidiary, StoneX Financial Inc. to provide short-term funding.

•A secured syndicated borrowing facility committed until July 29, 2027, under which $200.0 million is available to our wholly owned subsidiary, StoneX Commodity Solutions LLC (“StoneX Commodity Solutions”) to facilitate physical commodity trade and provide marketing, procurement, logistics and price management services to clients across the commodity complex. This facility includes an additional $125.0 million of uncommitted amounts.
•A subordinated credit facility which allows our subsidiary, StoneX Financial Inc., to borrow up to $155.0 million. As of June 30, 2026, one outstanding borrowing tranche matures on June 1, 2027. The facility matures on June 1, 2028, at which point no further draws can be made. The subordinated credit facility complies with the applicable regulatory requirements, and the borrowings are available for computing net capital under the CFTC’s net capital rule for StoneX Financial Inc.
•An unsecured syndicated loan facility committed until October 6, 2026, under which our subsidiary, StoneX Financial Ltd is entitled to borrow up to $200.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding.
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
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a stand-alone basis for certain subsidiaries, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2026, we and our subsidiaries were in compliance with all of our financial covenants under the outstanding facilities.
In accordance with required disclosure as part of our first-lien senior secured syndicated loan facility, during the trailing twelve months ended June 30, 2026, interest expense directly attributable to trading activities includes $1,395.0 million in connection with trading activities conducted as an institutional dealer in fixed income securities, and $110.5 million in connection with securities lending activities.
As reflected above, certain of our committed credit facilities are scheduled to expire during the next twelve months following the quarterly period ended June 30, 2026. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Uncommitted Credit Facilities
We have access to certain uncommitted financing agreements that support our ordinary course securities and commodities inventories. The agreements are subject to certain borrowing terms and conditions. As of June 30, 2026 and September 30, 2025, we had $172.7 million and $153.9 million total borrowings outstanding under these uncommitted credit facilities, respectively.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and in the international jurisdictions in which we operate. Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2026. Additional information on our subsidiaries subject to significant net capital and minimum net capital requirements can be found in Note 16 of the Condensed Consolidated Financial Statements.

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
Our cash, segregated cash, cash equivalents, and segregated cash equivalents increased by $146.9 million from $11,520.2 million as of September 30, 2025 to $11,667.1 million as of June 30, 2026. During the nine months ended June 30, 2026, net cash of $328.5 million was provided by operating activities, $61.8 million was used in investing activities and net cash of $118.7 million was used in financing activities.
Net cash used in financing activities during the nine months ended June 30, 2026 included outflows in the period related to share withholdings of $13.7 million, and net repayments on short term loans of $115.0 million. Inflows included stock option exercises of $19.7 million.
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
We invest in our offerings and opportunistically expand our business. Investing activities included $52.7 million in capital expenditures for property and equipment during the nine months ended June 30, 2026 compared to $44.9 million during the prior year. Additionally, we paid net cash of $5.7 million for acquisitions of assets and businesses in the current year and $5.0 million for a cost method investment.
Fluctuations in exchange rates decreased our cash, segregated cash, cash equivalents and segregated cash equivalents by $1.1 million.
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
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of our clients, substantially all of which are transacted on a margin basis. Such transactions may expose us to significant credit risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. We control the risks associated with these transactions by requiring clients to maintain margin deposits in compliance with both clearing organization requirements and internal guidelines. We monitor required margin levels daily and, therefore, may require clients to deposit additional collateral or reduce positions when necessary. We also establish contract limits for clients, which are monitored daily. We evaluate each client’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require us to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to clients are subject to netting, per the terms of the client agreements, which reduce the exposure to us by permitting receivables and payables with such clients to be offset in the event of a client default. Management believes that the margin deposits held as of June 30, 2026 are adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, we monitor collateral fair value on a daily basis and adjust collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and clients are subject to master netting agreements and the terms of the client agreements, which reduce our exposure.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We record these obligations in the condensed consolidated financial statements as of June 30, 2026 and September 30, 2025, at fair value of the related financial instruments, totaling $3,797.3 million and $2,919.8 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our Condensed Consolidated Balance Sheets in Financial instruments owned, at fair value and Physical commodities inventory, net. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2026, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2026. The totals of $3,797.3 million and $2,919.8 million include a net liability of $441.8 million and $298.3 million for derivative contracts, including those designated as hedges, based on their fair value as of June 30, 2026 and September 30, 2025, respectively.
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
We are a member of various exchanges that trade and clear futures and option contracts. We are also a member of and provide guaranties to securities clearinghouses and exchanges in connection with client trading activities. Associated with our memberships, we may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general our guaranty obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guaranty obligation would be apportioned among the other non-defaulting members of the exchange. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025.
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
Accounting Development Updates
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require us to disaggregate our income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for our annual reporting in the fiscal year ending September 30, 2026. The guidance allows for adoption using either a prospective or retrospective transition method. This guidance is not expected to have a material impact on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance primarily will require enhanced disclosures about certain types of expenses. ASU 2024-03 is effective for our fiscal year ending September 30, 2028. Early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvement to the Accounting for Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”) related to capitalization of internal-use software costs. This amendment eliminates references to sequential software development stages and requires capitalization of internal-use software costs once management has authorized and committed to funding the software project and when the probability that the project will be completed and the software will be used to perform the function intended is evident. This new guidance is effective for annual and interim periods beginning in our fiscal year ending September 30, 2029 with early adoption permitted. This guidance will be applied using a prospective transition approach, with a modified retrospective or full retrospective transition approach permitted. Since the capitalization of internal-use software costs generally will not change significantly for most types of software under the amendments in this guidance, we do not expect adoption of this ASU to have a material impact on our financial condition or results of operations. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
In November 2025, the FASB issued ASU No. 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends certain hedge accounting guidance. Among other changes, this ASU permits groups of forecasted transactions in a designated cash flow hedging relationship using a single derivative to share similar risk characteristics versus the same risk characteristics as required under existing guidance. This new guidance is effective for annual and interim periods beginning in our fiscal year ending September 30, 2028 with early adoption permitted. This standard is to be applied on a prospective basis for all hedging relationships and early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our financial condition or results of operations. We are currently evaluating the impact that adopting this guidance will have on our disclosures.
Non-GAAP Financial Information
The following table reconciles net income to EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
(in millions)
Net income	$127.9	102%	$63.4	$441.2	100%	$220.2
Interest expense	510.9	31%	391.4	1,486.5	42%	1,044.2
Depreciation and amortization	26.9	81%	14.9	78.8	71%	46.2
Income tax expense	31.9	44%	22.2	130.6	64%	79.4
EBITDA	697.6	42%	491.9	2,137.1	54%	1,390.0
Amortization of share-based compensation	14.3	8%	13.2	42.3	20%	35.2
Interest expense attributable to trading activities	(484.1)	30%	(371.3)	(1,406.9)	42%	(994.1)
Other losses (gains), net	1.7	31%	1.3	4.8	n/m	(4.4)
Adjusted EBITDA	$229.5	70%	$135.1	$777.3	82%	$426.7
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2026.

Marked-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
3
2
20
55
59
24
16
2
6
3
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
In addition, we generate interest income from the positive spread earned on client deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. In some instances, we maintain interest earning cash deposits with banks, clearing organizations and counterparties. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund, institution, clearing organization or counterparty. We estimate that as of June 30, 2026, an immediate 25 basis point decrease in short-term interest rates would result in approximately $11.7 million less in annual net income.
We manage interest expense using a combination of variable and fixed rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of June 30, 2026, $660.7 million of outstanding principal debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2026, $1,174.9 million of outstanding principal debt was fixed-rate long-term debt.
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
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of June 30, 2026.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock repurchase activity for the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2026 to April 30, 2026	56,435	$69.75	—	5,062,500
May 1, 2026 to May 31, 2026	—	—	—	5,062,500
June 1, 2026 to June 30, 2026	88	76.04	—	5,062,500
Total	56,523	$69.76	—
(1) The 2022 Omnibus Incentive Compensation Plan allows for “withhold to cover” as a tax payment method for vesting of restricted stock awards. Pursuant to the “withhold to cover” method, we withheld from certain employees shares noted in the table above to cover tax withholding related to the vesting of their awards.

Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Unsecured Loan Agreement and Addendum, dated June 1, 2026 by and between StoneX Financial Inc., as Borrower, the Lenders from time to time party thereto, and Bank of Hope, as Administrative Agent.*

10.2
Amended and Restated Credit Agreement, dated June 3, 2025 (as amended by the First Amendment, dated June 23, 2026) by and between StoneX Group Inc. (f/k/a INTL FCStone Inc.) as Borrower, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (Annex A to the First Amendment contains the Amended and Restated Credit Agreement).*

10.3
Fourth Amended and Restated Credit Agreement, entered into as of July 29, 2026, by and among StoneX Commodity Solutions LLC, as Borrower, StoneX Group Inc. and the other borrower subsidiaries, as Guarantors, the several financial institutions from time to time party to this Agreement, as Lenders, and COÖPERATIEVE RABOBANK U.A., NEW YORK BRANCH, as Administrative Agent.*

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
StoneX Group Inc.

Date:	August 5, 2026	/s/ Philip Smith
Philip Smith
Chief Executive Officer

Date:	August 5, 2026	/s/ William Dunaway
William Dunaway
Chief Financial Officer